Form 10-Q
period 2014-03-31
REPUBLIC SERVICES, INC.
filed 2014-04-25
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File Number: 1-14267
_________________________________________________________
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

DELAWARE	65-0716904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18500 NORTH ALLIED WAY PHOENIX, ARIZONA	85054
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On April 17, 2014, the registrant had outstanding 356,355,172 shares of Common Stock, par value $.01 per share (excluding treasury shares of 55,808,825).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175.8	$213.3
Accounts receivable, less allowance for doubtful accounts of $37.1 and $38.3, respectively	873.2	890.7
Prepaid expenses and other current assets	139.6	200.3
Deferred tax assets	118.3	117.6
Total current assets	1,306.9	1,421.9
Restricted cash and marketable securities	161.7	169.7
Property and equipment, net	7,053.4	7,036.8
Goodwill	10,727.7	10,724.1
Other intangible assets, net	301.1	315.8
Other assets	291.7	280.9
Total assets	$19,842.5	$19,949.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491.1	$511.4
Notes payable and current maturities of long-term debt	5.4	15.7
Deferred revenue	307.1	301.8
Accrued landfill and environmental costs, current portion	201.6	178.7
Accrued interest	69.6	68.2
Other accrued liabilities	622.6	641.3
Total current liabilities	1,697.4	1,717.1
Long-term debt, net of current maturities	7,007.9	7,002.4
Accrued landfill and environmental costs, net of current portion	1,464.1	1,464.3
Deferred income taxes and other long-term tax liabilities	1,166.1	1,185.4
Self-insurance reserves, net of current portion	310.6	294.9
Other long-term liabilities	371.7	379.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 411.7 and 411.0 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,788.1	6,764.9
Retained earnings	2,671.9	2,632.7
Treasury stock, at cost (54.5 and 50.6 shares, respectively)	(1,643.5)	(1,501.2)
Accumulated other comprehensive income, net of tax	1.4	3.0
Total Republic Services, Inc. stockholders’ equity	7,822.0	7,903.5
Noncontrolling interests	2.7	2.6
Total stockholders’ equity	7,824.7	7,906.1
Total liabilities and stockholders’ equity	$19,842.5	$19,949.2

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$2,073.7	$1,998.6
Expenses:
Cost of operations	1,321.2	1,223.1
Depreciation, amortization and depletion	213.1	209.6
Accretion	19.5	19.2
Selling, general and administrative	213.8	206.5
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	62.2
Gain on disposition of assets and impairments, net	—	(1.1)
Restructuring charges	—	4.9
Operating income	306.1	274.2
Interest expense	(87.0)	(89.6)
Loss on extinguishment of debt	—	(1.8)
Interest income	0.1	0.3
Other income, net	1.0	0.2
Income before income taxes	220.2	183.3
Provision for income taxes	87.6	58.4
Net income	132.6	124.9
Net income attributable to noncontrolling interests	(0.1)	(0.3)
Net income attributable to Republic Services, Inc.	$132.5	$124.6
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.37	$0.34
Weighted average common shares outstanding	359.8	362.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.37	$0.34
Weighted average common and common equivalent shares outstanding	361.0	364.1
Cash dividends per common share	$0.260	$0.235

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$132.6	$124.9
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	0.6	0.9
Realized gains reclassified into earnings	(0.3)	(0.5)
Unrealized (losses) gains	(1.9)	0.7
Other comprehensive (loss) income, net of tax	(1.6)	1.1
Comprehensive income	131.0	126.0
Comprehensive income attributable to noncontrolling interests	(0.1)	(0.3)
Comprehensive income attributable to Republic Services, Inc.	$130.9	$125.7

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive Income (Loss),	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests	Total
Balance as of December 31, 2013	411.0	$4.1	$6,764.9	$2,632.7	(50.6)	$(1,501.2)	$3.0	$2.6	$7,906.1
Net income	—	—	—	132.5	—	—	—	0.1	132.6
Other comprehensive loss	—	—	—	—	—	—	(1.6)	—	(1.6)
Cash dividends declared	—	—	—	(92.9)	—	—	—	—	(92.9)
Issuances of common stock	0.7	—	16.1	—	—	—	—	—	16.1
Stock-based compensation	—	—	7.1	(0.4)	—	—	—	—	6.7
Purchase of common stock for treasury	—	—	—	—	(3.9)	(142.3)	—	—	(142.3)
Balance as of March 31, 2014	411.7	$4.1	$6,788.1	$2,671.9	(54.5)	$(1,643.5)	$1.4	$2.7	$7,824.7

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities:
Net income	$132.6	$124.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	232.6	228.8
Non-cash interest expense	11.2	11.8
Restructuring related charges	—	4.9
Stock-based compensation	6.7	7.7
Deferred tax benefit	(19.2)	(17.6)
Provision for doubtful accounts, net of adjustments	3.4	2.9
Loss on extinguishment of debt	—	1.8
Gain on disposition of assets, net and asset impairments	(1.6)	(3.1)
Withdrawal liability - Central States Pension and Other Funds	—	57.9
Environmental adjustments	36.2	5.8
Excess income tax benefit from stock option exercises and other non-cash items	0.4	(0.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	14.0	18.8
Prepaid expenses and other assets	(4.4)	(4.3)
Accounts payable	(22.1)	(11.9)
Restructuring expenditures	—	(7.2)
Capping, closure and post-closure expenditures	(8.7)	(26.7)
Remediation expenditures	(27.1)	(18.9)
Other liabilities	42.4	44.3
Cash provided by operating activities	396.4	419.8
Cash used in investing activities:
Purchases of property and equipment	(213.7)	(214.8)
Proceeds from sales of property and equipment	2.5	3.2
Cash used in business acquisitions and development projects, net of cash acquired	(6.2)	(10.2)
Cash proceeds from divestitures, net of cash divested	—	1.0
Change in restricted cash and marketable securities	8.0	(0.1)
Other	(0.7)	(0.8)
Cash used in investing activities	(210.1)	(221.7)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	—	702.9
Payments of notes payable and long-term debt	(13.8)	(745.5)
Fees paid to issue tax exempt financings	—	(1.2)
Issuances of common stock	15.9	59.9
Excess income tax benefit from stock option exercises	0.2	0.4
Purchases of common stock for treasury	(132.2)	(67.2)
Cash dividends paid	(93.7)	(84.9)
Other	(0.2)	—
Cash used in financing activities	(223.8)	(135.6)
(Decrease) increase in cash and cash equivalents	(37.5)	62.5
Cash and cash equivalents at beginning of year	213.3	67.6
Cash and cash equivalents at end of period	$175.8	$130.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, we, us, or our) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions — East, Central and West, which we have identified as our reportable segments.
The unaudited consolidated financial statements include the accounts of Republic and its wholly owned and majority owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting, as appropriate. All material intercompany accounts and transactions have been eliminated in consolidation.
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements are issued.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in the tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions; self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ significantly from our estimates.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS
We acquired various solid waste businesses during the three months ended March 31, 2014 and 2013.  The purchase price paid for these acquisitions during those periods and the allocations of the purchase price are as follows:

	2014	2013
Purchase price:
Cash used in acquisitions, net of cash acquired	$6.2	$10.2
Holdbacks	0.7	1.0
Total	$6.9	$11.2
Allocated as follows:
Accounts receivable	0.4	0.2
Property and equipment	2.1	2.4
Other liabilities	(0.4)	(0.4)
Fair value of assets acquired and liabilities assumed	2.1	2.2
Excess purchase price to be allocated	$4.8	$9.0
Excess purchase price allocated as follows:
Other intangible assets	$0.9	$1.0
Goodwill	3.9	8.0
Total allocated	$4.8	$9.0

Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. The pro forma effect of these acquisitions, individually and in aggregate, was not material.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment is as follows:

	Balance as of December 31, 2013	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of March 31, 2014
East	$3,020.2	$—	$—	$—	$3,020.2
Central	3,264.8	3.9	—	(0.1)	3,268.6
West	4,439.1	—	—	(0.2)	4,438.9
Total	$10,724.1	$3.9	$—	$(0.3)	$10,727.7

Adjustments to acquisitions during the three months ended March 31, 2014 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements and non-compete agreements, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type is as follows:

	Gross Intangible Assets			Accumulated Amortization			Net Other Intangible Assets as of March 31, 2014
	Balance as of December 31, 2013	Acquisitions and Other Additions	Balance as of March 31, 2014	Balance as of December 31, 2013	Additions Charged to Expense	Balance as of March 31, 2014
Customer relationships, franchise and other municipal agreements	$598.9	$0.6	$599.5	$(309.7)	$(14.6)	$(324.3)	$275.2
Non-compete agreements	23.6	0.3	23.9	(14.8)	(0.8)	(15.6)	8.3
Other intangible assets	63.9	—	63.9	(46.1)	(0.2)	(46.3)	17.6
Total	$686.4	$0.9	$687.3	$(370.6)	$(15.6)	$(386.2)	$301.1

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Inventories	$38.2	$37.8
Prepaid expenses	56.9	59.0
Other non-trade receivables	24.7	23.4
Reinsurance receivable	13.2	14.8
Income tax receivable	—	55.3
Commodity and fuel hedge assets	3.6	7.0
Other current assets	3.0	3.0
Total	$139.6	$200.3
Other Assets
A summary of other assets as of March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Deferred financing costs	$49.6	$51.4
Deferred compensation plan	73.4	65.1
Notes and other receivables	22.0	19.5
Reinsurance receivables	50.5	46.9
Other	96.2	98.0
Total	$291.7	$280.9
Notes and other receivables includes the fair value of interest rate swaps of $2.1 million as of March 31, 2014.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Accrued payroll and benefits	$118.9	$172.7
Accrued fees and taxes	108.0	121.3
Self-insurance reserves, current portion	126.2	136.6
Ceded insurance reserves, current portion	13.2	14.8
Accrued dividends	92.9	93.7
Current tax liabilities	54.4	—
Accrued professional fees and legal settlement reserves	29.5	28.3
Other	79.5	73.9
Total	$622.6	$641.3

Other accrued liabilities includes the fair value of fuel and recycling commodity hedges of $0.5 million and $0.7 million as of March 31, 2014 and December 31, 2013, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Deferred compensation plan	$73.4	$67.0
Pension and other post-retirement liabilities	5.9	6.5
Legal settlement reserves	24.7	27.3
Ceded insurance reserves	50.5	46.9
Withdrawal liability - Central States Pension and Other Funds	167.4	171.4
Other	49.8	59.9
Total	$371.7	$379.0

Other long-term liabilities includes the fair value of interest rate swaps of $4.4 million as of December 31, 2013.
Self-Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of March 31, 2014 and December 31, 2013 (which include claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $436.8 million and $431.5 million, respectively, under our risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2014, we owned or operated 190 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Additionally, we have post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Landfill final capping, closure and post-closure liabilities	$1,098.6	$1,091.3
Environmental remediation liabilities	567.1	551.7
Total accrued landfill and environmental costs	1,665.7	1,643.0
Less: current portion	(201.6)	(178.7)
Long-term portion	$1,464.1	$1,464.3
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the three months ended March 31, 2014 and 2013:

	2014	2013
Asset retirement obligation liabilities, beginning of year	$1,091.3	$1,052.4
Non-cash additions	8.6	8.1
Acquisitions/divestitures and other adjustments	0.2	—
Asset retirement obligation adjustments	(12.3)	0.4
Payments	(8.7)	(26.7)
Accretion expense	19.5	19.2
Asset retirement obligation liabilities, end of period	1,098.6	1,053.4
Less: current portion	(93.1)	(107.7)
Long-term portion	$1,005.5	$945.7

We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $56.0 million as of March 31, 2014 and December 31, 2013, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

remediation liability as of March 31, 2014 would be approximately $440 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2014 and 2013:

	2014	2013
Environmental remediation liabilities, beginning of year	$551.7	$563.7
Net additions charged to expense	36.2	5.8
Payments	(27.1)	(18.9)
Accretion expense (non-cash interest expense)	6.3	6.7
Environmental remediation liabilities, end of period	567.1	557.3
Less: current portion	(108.5)	(81.7)
Long-term portion	$458.6	$475.6

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. As of December 31, 2013, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $93.9 million. During the three months ended March 31, 2014, we paid $20.4 million related to management and monitoring of the remediation area. During that period, we also recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade certain treatment facility design features and infrastructure.  We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our construction plan or future operating timeline and procedures, which could result in changes to our expected liability.  As of March 31, 2014, the remediation liability recorded for this site is $109.6 million, of which $46.1 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $350 million.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of March 31, 2014 is $83.1 million, of which $7.9 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $150 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of March 31, 2014 and December 31, 2013 is listed in the following table in millions, and is adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2014			December 31, 2013
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted facility	Variable	$—	$—	$—	$—	$—	$—
April 2016	Variable	—	—	—	—	—	—
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.1)	699.9
September 2019	5.500	650.0	(2.8)	647.2	650.0	(2.9)	647.1
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(1.9)	848.1	850.0	(2.0)	848.0
May 2023	4.750	550.0	0.4	550.4	550.0	(5.7)	544.3
March 2035	6.086	275.7	(24.3)	251.4	275.7	(24.5)	251.2
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.3)	596.7	600.0	(3.3)	596.7
Debentures:
May 2021	9.250	35.3	(1.7)	33.6	35.3	(1.7)	33.6
September 2035	7.400	165.2	(40.8)	124.4	165.2	(41.0)	124.2
Tax-exempt:
2019 - 2038	0.320 - 5.625	1,076.3	—	1,076.3	1,087.7	—	1,087.7
Other:
2014 - 2046	5.000 - 12.203	85.9	—	85.9	86.0	—	86.0
Total Debt		$7,088.4	$(75.1)	7,013.3	$7,099.9	$(81.8)	7,018.1
Less: current portion				(5.4)			(15.7)
Long-term portion				$7,007.9			$7,002.4
Credit Facilities
We have a $1.25 billion unsecured revolving credit facility due May 2017 and a $1.0 billion unsecured credit facility which matures in April 2016 (the Credit Facilities). The $1.25 billion credit facility includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under this credit facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of March 31, 2014 and December 31, 2013, we had no borrowings under our Credit

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Facilities. We had $744.4 million and $722.1 million of letters of credit using availability under our Credit Facilities, leaving $1,505.6 million and $1,527.9 million of availability under our Credit Facilities at March 31, 2014 and December 31, 2013, respectively.
We have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2014 and December 31, 2013, we had no borrowings under our Uncommitted Credit Facility.
Tax-Exempt Financings
As of March 31, 2014, approximately 86% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt primarily includes capital lease liabilities of $85.8 million and $85.9 million as of March 31, 2014 and December 31, 2013, respectively, with maturities ranging from 2014 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and rebalancing our debt portfolio's ratio of fixed to floating interest rates. As of March 31, 2014, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. Under these swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates. The majority of these interest rate swaps do not contain credit-risk-related contingent features and we believe our exposure to such features, where applicable, is minimal.
As of March 31, 2014, the interest rate swap agreements are reflected at their fair value of $2.1 million and are included in other assets. As of December 31, 2013, the interest rate swap agreements are reflected at their fair value of $4.4 million and are included in other long-term liabilities. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.9 million during the three months ended March 31, 2014 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statement of income. For the three months ended March 31, 2014, we recognized a loss on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate totaling $1.6 million, with an offsetting gain on the related interest rate swaps totaling $2.1 million. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net. There were no interest rate swap agreements outstanding as of March 31, 2013.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cash Flow Hedges
As of March 31, 2014 and 2013, no interest rate lock cash flow hedges were outstanding. As of March 31, 2014 and December 31, 2013, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $22.8 million and $23.0 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.6 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the three months ended March 31, 2014 and 2013 was $0.7 million and $0.6 million, respectively.

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2014 and 2013 was 39.8% and 31.9%, respectively. The effective tax rate for the three months ended March 31, 2013 was favorably affected by the resolution of our 2009 to 2010 tax years at the IRS appeals division and the Congressional Joint Committee on Taxation.
We received net cash refunds of $2.0 million and $14.0 million for the three months ended March 31, 2014 and 2013, respectively. The net refund for the three months ended March 31, 2014 was due to prior year state income tax refunds received during the three months ended March 31, 2014. The net refund for the three months ended March 31, 2013 was due primarily to the resolution of our 2009 to 2010 tax years at the IRS appeals division and the Congressional Joint Committee on Taxation.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2014, we have accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $17.5 million related to our uncertain tax positions.
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
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified.
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2014, the valuation allowance associated with our state loss carryforwards is approximately $71 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. STOCK-BASED COMPENSATION
Available Shares
In May 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan). The Plan was ratified by our stockholders in May 2013. We currently have 16.0 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2013	10.5	$28.91
Granted	0.4	33.40
Exercised	(0.6)	27.67		$3.6
Forfeited or expired	(0.1)	30.28
Outstanding as of March 31, 2014	10.2	$29.18	4.3	$50.5
Exercisable as of March 31, 2014	5.9	$28.02	3.4	$36.4
During the three months ended March 31, 2014 and 2013, compensation expense for stock options was $2.2 million and $4.6 million, respectively.
As of March 31, 2014, total unrecognized compensation expense related to outstanding stock options was $9.5 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of stock options that vested during the three months ended March 31, 2014 was $11.5 million.
Other Stock Awards
The following table summarizes restricted stock unit and restricted stock activity for the three months ended March 31, 2014:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Other stock awards as of December 31, 2013	997.0	$28.48
Granted	702.9	33.28
Vested and issued	(159.2)	32.01
Forfeited	(1.0)	33.40
Other stock awards as of March 31, 2014	1,539.7	$24.29	1.3	$52.6
Vested and unissued as of March 31, 2014	626.4	$29.82
During the three months ended March 31, 2014, we awarded our non-employee directors 82,500 restricted stock units, which vested immediately. During the three months ended March 31, 2014, we awarded 612,019 restricted stock units to executives and employees that either vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 8,409 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the three months ended March 31, 2014 and 2013, compensation expense related to restricted stock units and restricted stock totaled $4.5 million and $3.1 million, respectively. As of March 31, 2014, total unrecognized compensation expense related to outstanding restricted stock units and restricted shares was $26.5 million, which will be recognized over a weighted average period of four years.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We have had a share repurchase program since November 2010. From November 2010 to March 31, 2014, we repurchased 39.4 million shares of our stock for $1,171.3 million at a weighted average cost per share of $29.76. During the three months ended March 31, 2014, we repurchased 3.9 million shares of our stock for $132.2 million at a weighted average cost per share of $33.89. As of March 31, 2014, 0.3 million repurchased shares were pending settlement and $10.1 million was unpaid and included within other accrued liabilities.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In February 2014, the board of directors approved a quarterly dividend of $0.26 per share. Cash dividends declared were $92.9 million for the three months ended March 31, 2014. As of March 31, 2014, we recorded a quarterly dividend payable of $92.9 million to stockholders of record at the close of business on April 1, 2014.
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
Earnings per share for the three months ended March 31, 2014 and 2013 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$132,500	$124,600
Weighted average common shares outstanding	359,779	362,662
Basic earnings per share	$0.37	$0.34
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$132,500	$124,600
Weighted average common shares outstanding	359,779	362,662
Effect of dilutive securities:
Options to purchase common stock	1,154	1,373
Unvested restricted stock awards	35	57
Weighted average common and common equivalent shares outstanding	360,968	364,092
Diluted earnings per share	$0.37	$0.34
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	1,365	2,473

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive (income) loss, net of tax, by component, for the three months ended March 31, 2014 is as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2013	$19.3	$(22.3)	$(3.0)
Other comprehensive loss before reclassifications	1.3	—	1.3
Amounts reclassified from accumulated other comprehensive income	0.3	—	0.3
Net current-period other comprehensive loss	1.6	—	1.6
Balance as of March 31, 2014	$20.9	$(22.3)	$(1.4)
A summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Recycling commodity hedges	$—	$0.1	Revenue
Fuel hedges	1.1	1.3	Cost of operations
Interest rate contracts	(0.7)	(0.6)	Interest expense
	0.4	0.8	Total before tax
	(0.1)	(0.3)	Tax benefit (expense)
	0.3	0.5	Net of tax

12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of March 31, 2014:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2014	20,250,000	$3.81
2015	18,000,000	3.74
2016	18,000,000	3.68
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges as of March 31, 2014 and December 31, 2013 were current assets of $3.5 million and $6.7 million, respectively, and current liabilities of $0.1 million as of December 31, 2013, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three months ended March 31, 2014 and 2013, and have been recorded in other income (expense), net in our consolidated statements of income.

Total gain (loss) recognized in other comprehensive income for fuel hedges (the effective portion) was $(1.9) million and $1.3 million, for the three months ended March 31, 2014 and 2013, respectively.
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

As of March 31, 2014, we had outstanding costless collar hedges for OCC totaling 63,000 tons with a weighted average floor strike price of $90.57 per ton and a weighted average cap strike price of $140.86 per ton, all of which will be settled in 2014. As of March 31, 2014, there were no outstanding costless collar hedges for ONP. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges as of March 31, 2014 and December 31, 2013 were current assets of $0.1 million and $0.3 million, respectively, and current liabilities of $0.5 million and $0.6 million, respectively, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in (losses) gains of less than $0.1 million for the three months ended March 31, 2014 and 2013, and have been recorded in other income (expense), net in our consolidated statements of income.

There was no gain (loss) recognized in other comprehensive income for recycling commodity hedges (the effective portion) for the three months ended March 31, 2014, and $(0.6) million was recognized for the three months ended March 31, 2013.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2014 and December 31, 2013, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$56.5	$56.5	$56.5	$—	$—
Bonds - restricted cash and marketable securities	45.6	45.6	—	45.6	—
Fuel hedges - other current assets	3.5	3.5	—	3.5	—
Commodity hedges - other current assets	0.1	0.1	—	0.1	—
Interest rate swaps - other assets	2.1	2.1	—	2.1	—
Total assets	$107.8	$107.8	$56.5	$51.3	$—
Liabilities:
Commodity hedges - other accrued liabilities	0.5	0.5	—	0.5	—
Total debt	7,013.3	7,697.5	—	7,697.5	—
Total liabilities	$7,013.8	$7,698.0	$—	$7,698.0	$—

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$176.0	$176.0	$176.0	$—	$—
Bonds - restricted cash and marketable securities	36.6	36.6	—	36.6	—
Fuel hedges - other current assets	6.7	6.7	—	6.7	—
Commodity hedges - other current assets	0.3	0.3	—	0.3	—
Total assets	$219.6	$219.6	$176.0	$43.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.1	$0.1	$—	$0.1	$—
Commodity hedges - other accrued liabilities	0.6	0.6	—	0.6	—
Interest rate swaps - other liabilities	4.4	4.4	—	4.4	—
Total debt	7,018.1	7,538.1	—	7,538.1	—
Total liabilities	$7,023.2	$7,543.2	$—	$7,543.2	$—
The fair value of our fixed rate senior notes was $6.5 billion and $6.4 billion as of March 31, 2014 and December 31, 2013, respectively. The carrying value of these notes and debentures was $5.9 billion and $5.8 billion at March 31, 2014 and December 31, 2013, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. SEGMENT REPORTING
Our operations are managed and evaluated through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2014 and 2013 is shown in the following table:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended March 31, 2014
East	$688.1	$(93.4)	$594.7	$64.8	$102.0	$32.4	$4,783.5
Central	736.4	(133.4)	603.0	76.3	99.8	36.6	5,763.3
West	1,018.6	(184.8)	833.8	81.0	203.3	49.1	8,207.0
Corporate entities	45.4	(3.2)	42.2	10.5	(99.0)	95.6	1,088.7
Total	$2,488.5	$(414.8)	$2,073.7	$232.6	$306.1	$213.7	$19,842.5
Three Months Ended March 31, 2013
East	$693.8	$(95.5)	$598.3	$61.4	$115.5	$32.2	$4,891.7
Central	711.2	(128.7)	582.5	72.5	112.5	44.0	5,650.2
West	967.4	(171.8)	795.6	82.8	171.3	54.6	8,206.9
Corporate entities	25.4	(3.2)	22.2	12.1	(125.1)	84.0	890.3
Total	$2,397.8	$(399.2)	$1,998.6	$228.8	$274.2	$214.8	$19,639.1
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three months ended March 31, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2014		2013
Collection:
Residential	$537.9	26.0%	$535.2	26.8%
Commercial	664.2	32.0	643.3	32.2
Industrial	402.4	19.4	376.8	18.8
Other	9.0	0.4	8.3	0.4
Total collection	1,613.5	77.8	1,563.6	78.2
Transfer	237.6		233.3
Less: Intercompany	(148.6)		(141.8)
Transfer, net	89.0	4.3	91.5	4.6
Landfill	446.3		431.6
Less: Intercompany	(209.5)		(207.2)
Landfill, net	236.8	11.4	224.4	11.2
Sale of recyclable materials	95.5	4.6	88.0	4.4
Other non-core	38.9	1.9	31.1	1.6
Other	134.4	6.5	119.1	6.0
Total revenue	$2,073.7	100.0%	$1,998.6	100.0%
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $50.4 million relating to our outstanding legal proceedings as of March 31, 2014, including those described herein and others not specifically identified in this Form 10-Q. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $64.7 million higher than the amount recorded as of March 31, 2014.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Common Pleas Court declared that defendants are entitled to a new trial. On October 18, 2013, plaintiff filed a notice that he is appealing that declaration to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District. The issue is now fully briefed and we are awaiting a date for oral argument from the court.
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
As is discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of March 31, 2014 is $83.1 million, of which $7.9 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $150 million.
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
Bridgeton Landfill Matters
As is discussed in Note 6, Landfill and Environmental Costs, we have recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri to manage the remediation area and monitor the site. The remediation liability recorded as of March 31, 2014 is $109.6 million, of which $46.1 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $350 million.
On March 20, 2013, a group of residents living near the Bridgeton Landfill filed a purported class action in Saint Louis County Circuit Court, Missouri, on behalf of tenants and owner-occupants of property located within a one-mile radius of the landfill. Defendants Republic Services, Inc., Allied Services, LLC, and Bridgeton Landfill, LLC subsequently removed the action to the United States District Court for the Eastern District of Missouri. The action alleges that odors escaping from the landfill due to a subsurface smoldering event diminished the value of plaintiffs’ property, caused irritation to the eyes, nose or throat, and negatively affected their use and enjoyment of their property. The action also seeks an injunction requiring the landfill to take action to prevent the subsurface smoldering event from reaching radioactive materials buried in the adjacent Westlake Landfill. The plaintiffs each seek $500,000 in punitive damages on behalf of themselves and those similarly situated, and an unspecified

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amount in compensatory damages. Plaintiffs allege that the tenant and owner-occupant classes are comprised of approximately 269 households and 683 residents in total. On April 15, 2014, we entered into a Settlement Agreement and Release with settling members of the classes in exchange for our payment of approximately $6.9 million. The agreement is subject to court approval and is also subject to a maximum percentage of class members opting out of the settlement. The agreement covers only some members of the classes, and we have not reached any settlement with the remaining members of the classes.
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
During the three months ended March 31, 2014, we made progress payments associated with the withdrawal liability of $4.0 million. As of March 31, 2014, our estimated liability recorded for our withdrawal from the Fund was $165.3 million. We anticipate that this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including our estimated number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes our restricted cash and marketable securities as of March 31, 2014 and December 31, 2013:

	2014	2013
Financing proceeds	$15.1	$21.9
Capping, closure and post-closure obligations	56.0	56.0
Self-insurance	89.5	88.4
Other	1.1	3.4
Total restricted cash and marketable securities	$161.7	$169.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. Our operations are in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 336 collection operations. We own or operate 199 transfer stations, 190 active solid waste landfills and 64 recycling centers. We also operate 69 landfill gas and renewable energy projects.
Revenue for the three months ended March 31, 2014 increased by 3.8% to $2,073.7 million compared to $1,998.6 million for the same period in 2013. This change in revenue is due to increases in average yield of 1.2%, fuel recovery fees of 0.1%, volume of 1.5%, recycled commodities of 0.4% and acquisitions, net of divestitures of 0.6%.
The following table summarizes our revenue, costs and expenses for the three months ended March 31, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2014		2013
Revenue	$2,073.7	100.0%	$1,998.6	100.0%
Expenses:
Cost of operations	1,321.2	63.7	1,223.1	61.2
Depreciation, amortization and depletion of property and equipment	196.4	9.5	192.3	9.6
Amortization of other intangible assets and other assets	16.7	0.8	17.3	0.9
Accretion	19.5	0.9	19.2	1.0
Selling, general and administrative	213.8	10.3	206.5	10.3
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	—	62.2	3.1
Gain on disposition of assets and impairments, net	—	—	(1.1)	(0.1)
Restructuring charges	—	—	4.9	0.3
Operating income	$306.1	14.8%	$274.2	13.7%
Our pre-tax income was $220.2 million for the three months ended March 31, 2014, compared to $183.3 million for the same period in 2013. Our net income attributable to Republic Services, Inc. was $132.5 million for the three months ended March 31, 2014, or $0.37 per diluted share, compared to $124.6 million, or $0.34 per diluted share for the same period in 2013.
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

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$220.2	$132.5	$0.37	$183.3	$124.6	$0.34
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	—	—	62.2	38.7	0.11
Restructuring charges	—	—	—	4.9	3.5	0.01
Loss on extinguishment of debt	—	—	—	1.8	1.1	—
Gain on disposition of assets and impairments, net	—	—	—	(0.8)	(0.5)	—
Bridgeton remediation	36.1	21.8	0.06	—	—	—
Adjusted	$256.3	$154.3	$0.43	$251.4	$167.4	$0.46

We believe that presenting adjusted pre-tax income, adjusted net income attributable to Republic Services, Inc., and adjusted diluted earnings per share, which are not measures determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP), provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation charges, we are adjusting such amounts due to their significant effect on our operating results; however, in the ordinary course of our business, we often incur remediation adjustments that we do not adjust from our operating results. Our definitions of adjusted pre-tax income, adjusted net income attributable to Republic Services Inc., and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Negotiation and withdrawal costs - Central States Pension and Other Funds. During the three months ended March 31, 2013, we recorded charges to earnings of $57.9 million primarily related to our negotiation and withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). During the three months ended March 31, 2013, we incurred costs of $4.3 million related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund.
Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. We did not incur any charges related to restructuring during the three months ended March 31, 2014.
Loss on extinguishment of debt. During the three months ended March 31, 2013, we refinanced certain of our tax-exempt financings that resulted in a $1.8 million non-cash charge for deferred issuance costs.
Gain on disposition of assets and impairments, net. During the three months ended March 31, 2013, we recorded a net gain on disposition of assets and impairments of $1.1 million primarily related to the contingent sales price of $1.0 million received in connection with a 2011 business divestiture in our West Region.
Bridgeton remediation. During the three months ended March 31, 2014, we recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility at our closed Bridgeton Landfill in Missouri.

Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station services, landfill disposal and recycling. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the three months ended March 31, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2014		2013
Collection:
Residential	$537.9	26.0%	$535.2	26.8%
Commercial	664.2	32.0	643.3	32.2
Industrial	402.4	19.4	376.8	18.8
Other	9.0	0.4	8.3	0.4
Total collection	1,613.5	77.8	1,563.6	78.2
Transfer	237.6		233.3
Less: Intercompany	(148.6)		(141.8)
Transfer, net	89.0	4.3	91.5	4.6
Landfill	446.3		431.6
Less: Intercompany	(209.5)		(207.2)
Landfill, net	236.8	11.4	224.4	11.2
Sale of recycled commodities	95.5	4.6	88.0	4.4
Other non-core	38.9	1.9	31.1	1.6
Other	134.4	6.5	119.1	6.0
Total revenue	$2,073.7	100.0%	$1,998.6	100.0%

The following table reflects changes in our revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Average yield	1.2%	1.2%
Fuel recovery fees	0.1	0.3
Total price	1.3	1.5
Volume	1.5	(0.5)
Workday impact	—	(0.5)
Total volume	1.5	(1.0)
Recycled commodities	0.4	(0.2)
Total internal growth	3.2	0.3
Acquisitions / divestitures, net	0.6	0.5
Total	3.8%	0.8%

Core price	3.2%	3.2%

During the three months ended March 31, 2014, we experienced the following changes in our revenue as compared to the same period in 2013:

•	Average yield increased revenue by 1.2% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, generated 0.1% of the total revenue growth during the three months ended March 31, 2014. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue. Higher fuel recovery fees for the three months ended March 31, 2014 resulted primarily from an increase in the fuel recovery rates charged. During the three months ended March 31, 2014 and 2013, we were able to recover approximately 73% of our direct fuel expenses with fuel recovery fees.

•
Volume increased revenue by 1.5% during the three months ended March 31, 2014 primarily due to volume increases in our industrial and commercial collection, and landfill, lines of business due to improving business activity and new National Accounts contracts, partially offset by declines in our residential collection and our transfer line of business. Volume increases in our landfill line of business during the three months ended March 31, 2014 were attributable to increased special waste volumes.

•
Recycled commodities increased revenue by 0.4% during the three months ended March 31, 2014 primarily due to overall changes in the market price and mix of materials as well as increased production volumes. The average price for old corrugated cardboard for the three months ended March 31, 2014 was $127 per ton compared to $122 per ton for the same period in 2013. The average price of old newspaper for the three months ended March 31, 2014 was $90 per ton compared to $101 per ton for the same period in 2013. Our recycled commodity volume for the three months ended March 31, 2014 of 0.6 million tons sold was 4% higher than in the comparable 2013 period as a result of our continued investment in recycling centers along with increases in brokering of recycled commodity volumes on behalf of our National Accounts customers.

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
The following table summarizes the major components of our cost of operations for the three months ended March 31, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2014		2013
Labor and related benefits	$416.0	20.1%	$400.5	20.0%
Transfer and disposal costs	150.5	7.3	142.7	7.1
Maintenance and repairs	182.9	8.8	173.5	8.7
Transportation and subcontract costs	114.4	5.5	104.6	5.2
Fuel	129.3	6.2	127.6	6.4
Franchise fees and taxes	96.9	4.7	96.3	4.8
Landfill operating costs	35.1	1.7	40.9	2.1
Risk management	42.9	2.1	41.5	2.1
Cost of goods sold	39.9	1.9	28.3	1.4
Other	77.2	3.7	67.2	3.4
Subtotal	1,285.1	62.0	1,223.1	61.2
Bridgeton remediation	36.1	1.7	—	—
Total cost of operations	$1,321.2	63.7%	$1,223.1	61.2%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations increased $98.1 million or, as a percentage of revenue, 2.5% for the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, higher health care costs and higher collection volumes. The Central and East Regions experienced unfavorable weather conditions for the three months ended March 31, 2014, which also contributed to increases in labor expense, the result of lower labor productivity.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During both the three months ended March 31, 2014 and 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•	Maintenance and repairs expense increased due to higher collection volumes, cost of parts, third party truck repairs and costs associated with our fleet maintenance initiative.

•	Transportation and subcontract costs increased primarily due to new National Accounts contracts and subcontracted work.

•
Our fuel costs in aggregate dollars increased $1.7 million due to increases in fuel gallons, diesel prices, and higher natural gas prices, the result of unfavorable weather conditions experienced in our Central and East Regions, and alternative fuel tax credits recognized during the three months ended March 31, 2013, which did not recur in 2014. The national average fuel costs per gallon for the three months ended March 31, 2014 were $3.96 compared to $4.03 for the same period in 2013, a decrease of $0.07 or 1.7%.

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

•	Landfill operating expenses decreased $5.8 million primarily due to lower leachate management expenses.

•	Risk management expenses increased primarily due to a decrease in favorable actuarial development.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars increased $11.6 million, primarily due to an increase in brokering of recycled commodity volumes on behalf of our National Accounts customers.

•
Other expenses increased primarily due to higher facility and utility costs associated with the unfavorable weather conditions experienced in our Central and East Regions during the three months ended March 31, 2014, as well as $4.8 million of 2012 alternative fuel tax credits recognized during three months ended March 31, 2013, which did not recur in 2014.

•
During the three months ended March 31, 2014, we recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility at our closed Bridgeton Landfill in Missouri. It is reasonably possible that our recorded estimates may change in the near term depending on the extent and nature of our remediation efforts.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2014		2013
Depreciation and amortization of property and equipment	$139.8	6.7%	$134.2	6.7%
Landfill depletion and amortization	56.6	2.7	58.1	2.9
Depreciation, amortization and depletion expense	$196.4	9.4%	$192.3	9.6%

Depreciation and amortization of property and equipment in aggregate dollars increased $5.6 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to higher acquisition costs of replacement vehicles and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters. Depreciation and amortization of property and equipment as a percentage of revenue remained consistent at 6.7% for the three months ended March 31, 2014.
Landfill depletion and amortization expense in aggregate dollars and as a percentage of revenue decreased $1.5 million and 0.2% for the three months ended March 31, 2014 compared with the same period in 2013. During the three months ended March 31, 2014, we recorded a favorable amortization adjustment of $5.2 million due to an increase in deemed airspace at one of our active solid waste landfills. This favorable adjustment was partially offset by increased landfill disposal volumes and an overall increase in our average depletion rate.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible and other assets were $16.7 million, or 0.8% of revenue, for the three months ended March 31, 2014, compared to $17.3 million, or 0.9% of revenue, for the same period in 2013. Our other intangible assets and other assets primarily relate to customer lists, franchise agreements, municipal contracts, favorable lease assets and, to a lesser extent, non-compete agreements. The decline in amortization is the result of certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $19.5 million, or 0.9% of revenue, for the three months ended March 31, 2014 compared to $19.2 million, or 1.0% of revenue, for the same period in 2013. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2014		2013
Salaries	$141.8	6.8%	$137.1	6.9%
Provision for doubtful accounts	3.4	0.2	2.9	0.1
Other	68.6	3.3	66.5	3.3
Total selling, general and administrative expenses	$213.8	10.3%	$206.5	10.3%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies. The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2014 and 2013 are summarized below:

•	Salaries increased $4.7 million primarily due to higher wages and benefits resulting from merit increases.

•
Other selling, general and administrative expenses in aggregate dollars increased $2.1 million. The increase is primarily related to strategic planning costs associated with growth initiatives, partially offset by favorable legal settlements during the three months ended March 31, 2013 resulting from legal matters occurring in the ordinary course of business.

Negotiation and Withdrawal Costs - Central States Pension and Other Funds
During the three months ended March 31, 2013, we recorded charges to earnings of $57.9 million primarily related to our negotiation and withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). During the three months ended March 31, 2013, we incurred costs of $4.3 million related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund.
For additional discussion and detail regarding our obligations to the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Gain on Disposition of Assets and Impairments, Net
During the three months ended March 31, 2013, we recorded a net gain on disposition of assets and impairments of $1.1 million, primarily related to the contingent sales price of $1.0 million received in connection with a 2011 business divestiture in our West Region.
Restructuring Charges
During the fourth quarter of 2012, we restructured our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. These activities were completed during 2013. We incurred $4.9 million of restructuring charges during the three months ended March 31, 2013.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the Allied acquisition, for the three months ended March 31, 2014 and 2013 (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Interest expense on debt and capital lease obligations	$76.6	$79.1
Accretion of debt discounts	1.6	1.7
Accretion of remediation reserves and other	9.6	10.1
Less: capitalized interest	(0.8)	(1.3)
Total interest expense	$87.0	$89.6

During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $1.9 million reduction in interest expense during the three months ended March 31, 2014. Cash paid for interest was $78.1 million and $79.1 million for the three months ended March 31, 2014 and 2013, respectively.
Loss on Extinguishment of Debt
During the three months ended March 31, 2013, we refinanced certain of our tax-exempt financings that resulted in a $1.8 million non-cash charge for deferred issuance costs.
Other Income, Net
Other income, net was $1.0 million for the three months ended March 31, 2014 compared to $0.2 million for the same period in 2013. The increase in other income, net is primarily due to the recognition of ineffectiveness of certain of our interest rate hedges, as well as gains associated with the investments in our deferred compensation plan.

Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2014 and 2013 was 39.8% and 31.9%, respectively. The effective tax rate for the three months ended March 31, 2013 was favorably affected by the resolution of our 2009 to 2010 tax years at the IRS appeals division and the Congressional Joint Committee on Taxation.

We received net cash refunds of $2.0 million and $14.0 million for the three months ended March 31, 2014 and 2013, respectively. The net refund for the three months ended March 31, 2014 was due to prior year state income tax refunds received during the three months ended March 31, 2014. The net refund for the three months ended March 31, 2013 was due primarily to the resolution of our 2009 to 2010 tax years at the IRS appeals division and the Congressional Joint Committee on Taxation.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Reportable Segments
Our operations are managed and evaluated through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the three months ended March 31, 2014 and 2013 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
Three Months Ended March 31, 2014
East	$594.7	$64.8	$—	$64.8	$—	$102.0	17.2%
Central	603.0	76.3	—	76.3	—	99.8	16.6
West	833.8	86.2	(5.2)	81.0	—	203.3	24.4
Corporate entities	42.2	10.5	—	10.5	—	(99.0)
Total	$2,073.7	$237.8	$(5.2)	$232.6	$—	$306.1	14.8%
Three Months Ended March 31, 2013
East	$598.3	$61.4	$—	$61.4	$—	$115.5	19.3%
Central	582.5	72.4	0.1	72.5	—	112.5	19.3
West	795.6	82.8	—	82.8	1.0	171.3	21.5
Corporate entities	22.2	12.1	—	12.1	0.1	(125.1)
Total	$1,998.6	$228.7	$0.1	$228.8	$1.1	$274.2	13.7%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2014 with the same period in 2013 are discussed in the following paragraphs. The results of our reportable segments affected by the disposition of certain assets and liabilities in the normal course of business are noted below where significant.
East Region
Revenue for the three months ended March 31, 2014 decreased 0.6% from the same period in 2013 due primarily to declines in volume in our residential collection line of business and lower recycled commodity revenue resulting primarily from unfavorable weather conditions. These declines were partially offset by average yield and volume increases in our industrial line of business and increased volume in our landfill line of business, primarily due to increased special waste volumes.

Operating income in our East Region decreased from $115.5 million for the three months ended March 31, 2013, or a 19.3% operating margin, to $102.0 million for the three months ended March 31, 2014, or a 17.2% operating margin. The following cost categories impacted operating income:

•
Cost of operations negatively impacted operating income primarily due to higher labor and benefits and utility costs primarily resulting from unfavorable weather conditions, and repair and maintenance costs. These unfavorable items were partially offset by reduced risk management expenses and lower fuel expenses due to lower prices of diesel fuel. Landfill operating expenses as a percentage of revenue were relatively consistent for the three months ended March 31, 2014 as compared to the same period in 2013.

•	Selling, general and administrative costs unfavorably impacted operating income primarily due to higher provisions for doubtful accounts.

Central Region
Revenue for the three months ended March 31, 2014 increased 3.5% primarily due to average yield increases in our commercial and industrial collection lines of business, volume increases in all collection lines of business, and average yield increases in our disposal lines of business. These increases were partially offset by declines in volume in our transfer line of business and a decrease in average yield for our residential collection line of business primarily due to unfavorable weather conditions.
Operating income in our Central Region decreased from $112.5 million for the three months ended March 31, 2013, or a 19.3% operating margin, to $99.8 million for the three months ended March 31, 2014, or a 16.6% operating margin, primarily as a result of the following:

•
Cost of operations negatively impacted operating income due to higher labor and benefits and utility costs resulting from unfavorable weather conditions, transfer and disposal costs, repair and maintenance costs and cost of goods sold.

•
Selling, general and administrative costs unfavorably impacted operating income primarily due to favorable legal settlements recorded during 2013, which resulted from legal matters occurring in the ordinary course of business, as well as higher salary and benefit expenses for the three months ended March 31, 2014.

West Region
Revenue for the three months ended March 31, 2014 increased 4.8% primarily due to increases in average yield in all lines of business, and increases in volume in our collection and landfill lines of business.
Operating income in our West Region increased from $171.3 million for the three months ended March 31, 2013, or a 21.5% operating margin, to $203.3 million for the three months ended March 31, 2014, or a 24.4% operating margin, primarily as a result of increased revenue and the following:

•	Cost of operations favorably impacted operating income margin primarily due to favorable actuarial developments.

•
Landfill depletion was favorably impacted by the amortization adjustment of $5.2 million during the three months ended March 31, 2014 due to an increase in deemed airspace at one of our active solid waste landfills.

•	Selling, general and administrative expenses favorably impacted operating income margin primarily due to higher legal expenses incurred during the three months ended March 31, 2013.

•	Gain on disposition of assets and impairments, net unfavorably impacted operating income primarily related to contingent sale price of $1.0 million received in 2013 on a 2011 business divestiture.
Corporate Entities
During the three months ended March 31, 2014, the corporate entities had operating losses of $99.0 million compared to $125.1 million during the same period in 2013. The improvement in operating losses primarily relates to the charge to earnings of $57.9 million recorded during the three months ended March 31, 2013 for our withdrawal liability from the Central States, Southeast and Southwest Areas Pension Fund. Operating losses for the three months ended March 31, 2014 were adversely impacted by a $36.1 million charge recorded in connection with environmental remediation at our closed Bridgeton Landfill in Missouri.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the three months ended March 31, 2014:

	Balance as of December 31, 2013	New Expansions Undertaken	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2014
Cubic yards (in millions):
Permitted airspace	4,650.6	—	—	(16.6)	0.3	4,634.3
Probable expansion airspace	222.9	14.2	—	—	—	237.1
Total cubic yards (in millions)	4,873.5	14.2	—	(16.6)	0.3	4,871.4
Number of sites:
Permitted airspace	190		—			190
Probable expansion airspace	9	1	—			10
As of March 31, 2014, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of March 31, 2014, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the three months ended March 31, 2014, total available airspace decreased by 2.1 million cubic yards, primarily due to airspace consumed offset by new expansions undertaken.
As of March 31, 2014, ten of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 44 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 66 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2014, accrued final capping, closure and post-closure costs were $1,098.6 million, of which $93.1 million are current and $1,005.5 million are long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. As of December 31, 2013, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $93.9 million. During the three months ended March 31, 2014, we paid $20.4 million related to management and monitoring of the remediation area. During that period, we also recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade certain treatment facility design features and infrastructure.  We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our construction plan or future operating timeline and procedures, which could result in changes to our expected liability.  As of March 31, 2014, the remediation liability recorded for this site is $109.6 million, of which $46.1 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $350 million.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of March 31, 2014 is $83.1 million, of which $7.9 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $150 million.

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
Investment in Landfills
The following table reflects changes in our investment in landfills for the three months ended March 31, 2014 (in millions):

	Balance as of December 31, 2013	Capital Additions	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of March 31, 2014
Non-depletable landfill land	$164.2	$—	$—	$—	$—	$164.2
Landfill development costs	5,392.7	0.1	8.6	26.5	(12.3)	5,415.6
Construction-in-progress - landfill	72.5	33.4	—	(23.9)	—	82.0
Accumulated depletion and amortization	(2,160.2)	(61.8)	—	—	5.2	(2,216.8)
Net investment in landfill land and development costs	$3,469.2	$(28.3)	$8.6	$2.6	$(7.1)	$3,445.0
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure costs, remediation liabilities, and accrued self-insurance during the three months ended March 31, 2014 and 2013 (in millions):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance as of December 31, 2013	$38.3	$1,091.3	$551.7	$431.5
Non-cash additions	—	8.6	—	—
Acquisitions/divestitures and other adjustments	—	0.2	—	—
Asset retirement obligation adjustments	—	(12.3)	—	—
Accretion expense	—	19.5	6.3	0.6
Additions charged to expense	3.4	—	36.2	97.0
Payments or usage	(4.6)	(8.7)	(27.1)	(92.3)
Balance as of March 31, 2014	37.1	1,098.6	567.1	436.8
Less: current portion	(37.1)	(93.1)	(108.5)	(126.2)
Long-term portion	$—	$1,005.5	$458.6	$310.6
As of March 31, 2014, accounts receivable were $873.2 million, net of allowance for doubtful accounts of $37.1 million, resulting in days sales outstanding of 38, or 25 days net of deferred revenue. In addition, at March 31, 2014, our accounts receivable in excess of 90 days outstanding totaled $62.9 million, or 6.9% of gross receivables.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2014 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2014
Other land	$377.6	$0.4	$—	$—	$—	$—	$—	$378.0
Non-depletable landfill land	164.2	—	—	—	—	—	—	164.2
Landfill development costs	5,392.7	0.1	—	—	8.6	(12.3)	26.5	5,415.6
Vehicles and equipment	5,403.7	171.7	(26.9)	2.1	—	—	3.5	5,554.1
Buildings and improvements	935.6	2.3	(0.3)	—	—	—	4.9	942.5
Construction-in- progress - landfill	72.5	33.4	—	—	—	—	(23.9)	82.0
Construction-in- progress - other	13.3	8.3	—	—	—	—	(11.0)	10.6
Total	$12,359.6	$216.2	$(27.2)	$2.1	$8.6	$(12.3)	$—	$12,547.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2013	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2014
Landfill development costs	$(2,160.2)	$(61.8)	$—	$—	$5.2	$—	$(2,216.8)
Vehicles and equipment	(2,883.8)	(129.8)	25.8	—	—	0.1	(2,987.7)
Buildings and improvements	(278.8)	(10.5)	0.2	—	—	—	(289.1)
Total	$(5,322.8)	$(202.1)	$26.0	$—	$5.2	$0.1	$(5,493.6)

Liquidity and Capital Resources
The major components of changes in cash flows for the three months ended March 31, 2014 and 2013 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$396.4	$419.8
Net cash used in investing activities	(210.1)	(221.7)
Net cash used in financing activities	(223.8)	(135.6)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2014 and 2013 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $5.9 million for each of the three months ended March 31, 2014 and 2013, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, decreased $14.0 million during the three months ended March 31, 2014 due to timing of billings net of collections, compared to an $18.8 million decrease in the comparable 2013 period.

•	Our accounts payable decreased $22.1 million during the three months ended March 31, 2014 due to the timing of payments as compared to an $11.9 million decrease in the comparable 2013 period.

•	We received net cash refunds for income taxes of $2.0 million and $14.0 million for the three months ended March 31, 2014 and 2013, respectively.

•
Cash paid for capping, closure and post-closure obligations was $18.0 million lower during the three months ended March 31, 2014 than the comparable 2013 period primarily due to a $17.8 million payment to settle our post-closure liability for one of our closed landfill sites in 2013.

•
Cash paid for remediation obligations was $8.2 million higher during the three months ended March 31, 2014 than the comparable 2013 period primarily related to remediation work performed at our closed Bridgeton Landfill in Missouri.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2014 and 2013 are summarized below:

•
Capital expenditures during the three months ended March 31, 2014 were $213.7 million, compared with $214.8 million in the comparable 2013 period. Property and equipment received during the three months ended March 31, 2014 and 2013 were $215.8 million and $217.1 million, respectively.

•
During the three months ended March 31, 2014, we paid $6.2 million for acquisitions of collection businesses in our Central Region. During the comparable 2013 period, we paid $10.2 million for acquisitions of collection businesses in all three regions.

•	During 2013, we collected $1.0 million related to a West Region business divestiture completed in 2011.

•
Our restricted cash and marketable securities balances decreased $8.0 million and increased $0.1 million during the three months ended March 31, 2014 and 2013, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $6.8 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use cash primarily for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2014 and 2013 are summarized below:

•
Payments of notes payable and long-term debt, net of proceeds were $13.8 million during the three months ended March 31, 2014 compared to $42.6 million in the comparable 2013 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
In August 2011, our board of directors approved a share repurchase program. In October 2013, the board of directors added $650 million to the share repurchase authorization originally approved in August 2011. During the three months ended March 31, 2014, we repurchased $132.2 million or 3.9 million shares of our common stock. From November 2010 to March 31, 2014, we repurchased 39.4 million shares of our common stock for $1,171.3 million at a weighted average cost per share of $29.76.

•
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In February 2014, our board of directors approved a quarterly dividend of $0.26 per share. Dividends paid were $93.7 million and $84.9 million during the three months ended March 31, 2014 and 2013, respectively.

Financial Condition

As of March 31, 2014, we had $175.8 million of cash and cash equivalents and $161.7 million of restricted cash deposits and restricted marketable securities, including $15.1 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $56.0 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $89.5 million of restricted cash and marketable securities related to our self-funded insurance obligations.

Credit Facilities
For additional discussion and detail regarding our debt, refer to Note 7, Debt to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of March 31, 2014 and December 31, 2013, we had no borrowings under our Credit Facilities. We had $744.4 million and $722.1 million of letters of credit using availability under our Credit Facilities, leaving $1,505.6 million and $1,527.9 million of availability under our Credit Facilities as of March 31, 2014 and December 31, 2013, respectively.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2014, our EBITDA to interest ratio was 6.40 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.06 compared to the 3.75 maximum allowed by the covenants. In July 2013, we amended our Credit Facilities to allow for our maximum total debt to EBITDA ratio not to exceed 3.75 for each of the fiscal quarters ending June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, and 3.50 for each fiscal quarter ending thereafter.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
As of March 31, 2014 and December 31, 2013, we had no borrowings under our Uncommitted Credit Facility. The Uncommitted Credit Facility may be terminated at any time by either party.
Interest Rate Swap Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and rebalancing our debt portfolio's ratio of fixed to floating interest rates. As of March 31, 2014, our outstanding swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For the three months ended March 31, 2014, we recognized $1.9 million as an offsetting benefit to our interest expense from these swap agreements, which mature in May 2023.
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
Credit Rating
We have received investment grade credit ratings. As of March 31, 2014, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch, Inc., respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.

Free Cash Flow
We define free cash flow, which is not a measure determined in accordance with U.S. GAAP, as cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment as presented in our unaudited consolidated statements of cash flows.
The following table calculates our free cash flow for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$396.4	$419.8
Purchases of property and equipment	(213.7)	(214.8)
Proceeds from sales of property and equipment	2.5	3.2
Free cash flow	$185.2	$208.2

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

	Three Months Ended March 31,
	2014	2013
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$213.7	$214.8
Adjustments for property and equipment received during the prior period but paid for in the following period, net	2.1	2.3
Property and equipment received during the period	$215.8	$217.1

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
Contingencies
For a description of our commitments and contingencies, see Note 6, Landfill and Environmental Costs, Note 8, Income Taxes, and Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2013. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
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

•
general economic and market conditions, including inflation and changes in commodity pricing, fuel, interest rates, labor, risk, health insurance and other variable costs that generally are not within our control, and our exposure to credit and counterparty risk;

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

•	our ability to retain our investment grade ratings for our debt;

•	our dependence on key personnel;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	our business is capital intensive and may consume cash in excess of cash flow from operations;

•	any exposure to environmental liabilities or remediation requirements, to the extent not adequately covered by insurance, could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and future legal proceedings, including litigation, audits or investigations brought by or before any governmental body;

•
severe weather conditions, including those brought about by climate change, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;

•
compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•
potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute or if a withdrawal event occurs with respect to any multi-employer pension plan to which we contribute;

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

•
acts of war, riots or terrorism, including the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States.

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
Revenue from sales of these products during the three months ended March 31, 2014 and 2013 was $95.5 million and $88.0 million, respectively.
For additional discussion and detail of our fuel and recycling commodity hedges, see Note 12, Financial Instruments, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
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
At March 31, 2014, we had approximately $922.1 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $12.2 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q; and (2) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $50.4 million relating to our outstanding legal proceedings as of March 31, 2014, including those described in this Form 10-Q and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would have been approximately $64.7 million higher than the amount recorded as of March 31, 2014.
General Legal Proceedings
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Common Pleas Court declared that defendants are entitled to a new trial. On October 18, 2013, plaintiff filed a notice that he is appealing that declaration to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District. The issue is now fully briefed and we are awaiting a date for oral argument from the court.
Amber Matter
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
Buck Matter
On March 20, 2013, a group of residents living near the Bridgeton Landfill filed a purported class action in Saint Louis County Circuit Court, Missouri, on behalf of tenants and owner-occupants of property located within a one-mile radius of the landfill. Defendants, Republic Services, Inc., Allied Services, LLC, and Bridgeton Landfill, LLC subsequently removed the action to the United States District Court for the Eastern District of Missouri. The action alleges that odors escaping from the landfill due to a subsurface smoldering event diminished the value of plaintiffs’ property, caused irritation to the eyes, nose or throat, and negatively affected their use and enjoyment of their property. The action also seeks an injunction requiring the landfill to take action to prevent the subsurface smoldering event from reaching radioactive materials buried in the adjacent Westlake Landfill. The plaintiffs each seek $500,000 in punitive damages on behalf of themselves and those similarly situated, and an unspecified amount in compensatory damages. Plaintiffs allege that the tenant and owner-occupant classes are comprised of approximately 269 households and 683 residents in total. On April 15, 2014, we entered into a Settlement Agreement and Release with settling members of the classes in exchange for our payment of approximately $6.9 million. The agreement is subject to court approval and is also subject to a maximum percentage of class members opting out of the settlement. The agreement covers only some members of the classes, and we have not reached any settlement with the remaining members of the classes.
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
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill, located in Sylmar, California, entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement, Sunshine Canyon has received an additional 11 NOVs from SCAQMD for odors and excess surface emissions.

ITEM 1A.	RISK FACTORS.
There were no material changes during the three months ended March 31, 2014 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2014:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 2014	—	$—	—	$760,600,000
February 2014	1,650,000	$33.77	1,650,000	$704,872,225
March 2014	2,250,000	$33.97	2,250,000	$628,446,915
	3,900,000		3,900,000

(a)
In August 2011, our board of directors approved a share repurchase program. In October 2013, the board of directors added $650 million to the share repurchase authorization originally approved in August 2011. The program extends through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time.

(b)	The total number of shares purchased as part of the publicly announced program were purchased pursuant to the August 2011 and October 2013 authorizations.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
None.

ITEM 5.	OTHER INFORMATION.
Republic Services, Inc. has amended its bylaws to amend Article III, Section 3.5 to provide that special meetings of the board of directors may be called by the Chairman of the Board, the Chief Executive Officer, the President, or by the Secretary or Assistant Secretary upon two or more directors’ written request. Section 3.5 previously did not allow for a special meeting to be called by the Secretary or Assistant Secretary upon two or more directors' written request.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

3.1*	Amended and Restated Bylaws of Republic Services, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	April 24, 2014	By:	/S/ GLENN A. CULPEPPER
Glenn A. Culpepper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 24, 2014	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)