Form 10-Q
period 2014-06-30
REPUBLIC SERVICES, INC.
filed 2014-07-25
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 17, 2014, the registrant had outstanding 413,764,065 shares of Common Stock, par value $.01 per share (excluding 58,066,592 treasury shares).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49.5	$213.3
Accounts receivable, less allowance for doubtful accounts of $39.3 and $38.3, respectively	932.8	890.7
Prepaid expenses and other current assets	135.5	200.3
Deferred tax assets	107.3	117.6
Total current assets	1,225.1	1,421.9
Restricted cash and marketable securities	178.1	169.7
Property and equipment, net	7,126.9	7,036.8
Goodwill	10,752.3	10,724.1
Other intangible assets, net	292.0	315.8
Other assets	301.6	280.9
Total assets	$19,876.0	$19,949.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$522.3	$511.4
Notes payable and current maturities of long-term debt	10.1	15.7
Deferred revenue	313.3	301.8
Accrued landfill and environmental costs, current portion	184.4	178.7
Accrued interest	65.8	68.2
Other accrued liabilities	609.6	641.3
Total current liabilities	1,705.5	1,717.1
Long-term debt, net of current maturities	7,042.1	7,002.4
Accrued landfill and environmental costs, net of current portion	1,476.7	1,464.3
Deferred income taxes and other long-term tax liabilities	1,149.5	1,185.4
Self-insurance reserves, net of current portion	291.2	294.9
Other long-term liabilities	355.5	379.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 413.6 and 411.0 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,843.9	6,764.9
Retained earnings	2,758.0	2,632.7
Treasury stock, at cost (58.1 and 50.6 shares, respectively)	(1,757.3)	(1,501.2)
Accumulated other comprehensive income, net of tax	4.5	3.0
Total Republic Services, Inc. stockholders’ equity	7,853.2	7,903.5
Noncontrolling interests	2.3	2.6
Total stockholders’ equity	7,855.5	7,906.1
Total liabilities and stockholders’ equity	$19,876.0	$19,949.2

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2,225.3	$2,111.7	$4,299.0	$4,110.3
Expenses:
Cost of operations	1,373.0	1,410.0	2,694.3	2,633.1
Depreciation, amortization and depletion	230.3	217.0	443.4	426.6
Accretion	19.4	19.2	38.9	38.4
Selling, general and administrative	221.0	228.2	434.7	434.7
Negotiation and withdrawal costs - Central States Pension and Other Funds	1.5	53.9	1.5	116.1
Gain on disposition of assets and impairments, net	—	(0.8)	—	(1.9)
Restructuring charges	1.8	3.0	1.8	7.9
Operating income	378.3	181.2	684.4	455.4
Interest expense	(86.9)	(90.2)	(173.8)	(179.8)
Loss on extinguishment of debt	(1.4)	(0.3)	(1.4)	(2.1)
Interest income	0.3	0.1	0.4	0.4
Other income, net	0.4	0.3	1.3	0.5
Income before income taxes	290.7	91.1	510.9	274.4
Provision for income taxes	111.7	34.7	199.3	93.1
Net income	179.0	56.4	311.6	181.3
Net income attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.4)
Net income attributable to Republic Services, Inc.	$179.0	$56.3	$311.5	$180.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.50	$0.16	$0.87	$0.50
Weighted average common shares outstanding	356.2	362.9	358.0	362.8
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.50	$0.15	$0.87	$0.50
Weighted average common and common equivalent shares outstanding	357.6	364.4	359.3	364.2
Cash dividends per common share	$0.260	$0.235	$0.520	$0.470
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$179.0	$56.4	$311.6	$181.3
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	0.5	0.3	1.1	1.2
Realized (gains) losses reclassified into earnings	(0.1)	0.1	(0.4)	(0.4)
Unrealized gains (losses)	2.7	(3.1)	0.8	(2.4)
Other comprehensive income (loss), net of tax	3.1	(2.7)	1.5	(1.6)
Comprehensive income	182.1	53.7	313.1	179.7
Comprehensive income attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.4)
Comprehensive income attributable to Republic Services, Inc.	$182.1	$53.6	$313.0	$179.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive Income,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests	Total
Balance as of December 31, 2013	411.0	$4.1	$6,764.9	$2,632.7	(50.6)	$(1,501.2)	$3.0	$2.6	$7,906.1
Net income	—	—	—	311.5	—	—	—	0.1	311.6
Other comprehensive income	—	—	—	—	—	—	1.5	—	1.5
Cash dividends declared	—	—	—	(185.3)	—	—	—	—	(185.3)
Issuances of common stock	2.6	—	67.5	—	—	—	—	—	67.5
Stock-based compensation	—	—	11.5	(0.9)	—	—	—	—	10.6
Purchase of common stock for treasury	—	—	—	—	(7.5)	(256.1)	—	—	(256.1)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2014	413.6	$4.1	$6,843.9	$2,758.0	(58.1)	$(1,757.3)	$4.5	$2.3	$7,855.5
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities:
Net income	$311.6	$181.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	482.3	465.0
Non-cash interest expense	22.4	23.7
Restructuring related charges	1.8	7.9
Stock-based compensation	10.6	12.1
Deferred tax benefit	(26.2)	(54.5)
Provision for doubtful accounts, net of adjustments	8.4	7.5
Loss on extinguishment of debt	1.4	2.1
Gain on disposition of assets, net and asset impairments	(1.7)	(5.8)
Withdrawal liability - Central States Pension and Other Funds	—	99.9
Environmental adjustments	36.2	113.9
Excess income tax benefit from stock option exercises and other non-cash items	(2.3)	(1.6)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(48.8)	(40.1)
Prepaid expenses and other assets	(0.7)	(4.2)
Accounts payable	(4.1)	40.1
Restructuring expenditures	(0.8)	(12.6)
Capping, closure and post-closure expenditures	(20.9)	(41.8)
Remediation expenditures	(50.8)	(51.3)
Other liabilities	3.9	19.9
Cash provided by operating activities	722.3	761.5
Cash used in investing activities:
Purchases of property and equipment	(472.9)	(461.8)
Proceeds from sales of property and equipment	6.7	7.4
Cash used in business acquisitions and development projects, net of cash acquired	(46.3)	(28.5)
Cash proceeds from divestitures, net of cash divested	—	2.7
Change in restricted cash and marketable securities	(8.4)	(19.6)
Other	(1.7)	(2.1)
Cash used in investing activities	(522.6)	(501.9)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	745.7	771.7
Payments of notes payable and long-term debt	(728.1)	(820.5)
Fees paid to issue notes payable	(4.0)	(1.5)
Issuances of common stock	65.4	122.9
Excess income tax benefit from stock option exercises	2.1	2.1
Purchases of common stock for treasury	(256.1)	(135.6)
Cash dividends paid	(186.6)	(169.8)
Distributions paid to noncontrolling interests	(0.4)	—
Other	(1.5)	0.2
Cash used in financing activities	(363.5)	(230.5)
(Decrease) increase in cash and cash equivalents	(163.8)	29.1
Cash and cash equivalents at beginning of year	213.3	67.6
Cash and cash equivalents at end of period	$49.5	$96.7
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
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, and self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board amended the Accounting Standards Codification and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for Republic beginning January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption is not permitted. We are currently assessing the method of adoption and the potential impact this guidance may have on our financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Business Acquisitions
We acquired various solid waste businesses during the six months ended June 30, 2014 and 2013.  The purchase price paid for these acquisitions during those periods and the allocations of the purchase price are as follows:

	2014	2013
Purchase price:
Cash used in acquisitions, net of cash acquired	$46.3	$28.5
Holdbacks	6.2	3.4
Total	$52.5	$31.9
Allocated as follows:
Accounts receivable	2.1	0.9
Property and equipment	15.0	8.1
Other liabilities	(1.3)	(1.8)
Fair value of assets acquired and liabilities assumed	15.8	7.2
Excess purchase price to be allocated	$36.7	$24.7
Excess purchase price allocated as follows:
Other intangible assets	$7.4	$4.1
Goodwill	29.3	20.6
Total allocated	$36.7	$24.7
Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. The pro forma effect of these acquisitions, individually and in aggregate, was not material.
Restructuring Charges
During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three and six months ended June 30, 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During the three and six months ended June 30, 2013, we incurred $3.0 million and $7.9 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. As of June 30, 2014, $2.7 million remains accrued for lease exit costs. We expect any future expense related to such activities to be immaterial. Substantially all of these charges were recorded in our corporate segment.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment is as follows:

	Balance as of December 31, 2013	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of June 30, 2014
East	$3,020.2	$15.5	$—	$(0.2)	$3,035.5
Central	3,264.8	13.8	—	(0.3)	3,278.3
West	4,439.1	—	—	(0.6)	4,438.5
Total	$10,724.1	$29.3	$—	$(1.1)	$10,752.3
Adjustments to acquisitions during the six months ended June 30, 2014 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements and non-compete agreements, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type is as follows:

	Gross Intangible Assets			Accumulated Amortization			Net Other Intangible Assets as of June 30, 2014
	Balance as of December 31, 2013	Acquisitions and Other Additions	Balance as of June 30, 2014	Balance as of December 31, 2013	Additions Charged to Expense	Balance as of June 30, 2014
Customer relationships, franchise and other municipal agreements	$598.9	$5.2	$604.1	$(309.7)	$(29.2)	$(338.9)	$265.2
Non-compete agreements	23.6	2.2	25.8	(14.8)	(1.6)	(16.4)	9.4
Other intangible assets	63.9	—	63.9	(46.1)	(0.4)	(46.5)	17.4
Total	$686.4	$7.4	$693.8	$(370.6)	$(31.2)	$(401.8)	$292.0

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Inventories	$38.6	$37.8
Prepaid expenses	52.6	59.0
Other non-trade receivables	20.2	23.4
Reinsurance receivable	13.3	14.8
Income tax receivable	—	55.3
Commodity and fuel hedge assets	7.8	7.0
Other current assets	3.0	3.0
Total	$135.5	$200.3
Other Assets
A summary of other assets as of June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Deferred financing costs	$50.5	$51.4
Deferred compensation plan	74.1	65.1
Notes and other receivables	28.4	19.5
Reinsurance receivable	50.3	46.9
Other	98.3	98.0
Total	$301.6	$280.9
Notes and other receivables includes the fair value of interest rate swaps of $7.8 million as of June 30, 2014.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Accrued payroll and benefits	$136.6	$172.7
Accrued fees and taxes	117.0	121.3
Self-insurance reserves, current portion	133.9	136.6
Ceded insurance reserves, current portion	13.3	14.8
Accrued dividends	92.5	93.7
Current tax liabilities	0.8	—
Accrued professional fees and legal settlement reserves	27.6	28.3
Other	87.9	73.9
Total	$609.6	$641.3
Other accrued liabilities includes the fair value of fuel and recycling commodity hedges of $0.7 million as of December 31, 2013.
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Deferred compensation plan	$73.3	$67.0
Pension and other post-retirement liabilities	5.1	6.5
Legal settlement reserves	29.4	27.3
Ceded insurance reserves	50.3	46.9
Withdrawal liability - Central States Pension and Other Funds	147.6	171.4
Other	49.8	59.9
Total	$355.5	$379.0
Other long-term liabilities includes the fair value of interest rate swaps of $4.4 million as of December 31, 2013.
Self-Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of June 30, 2014 and December 31, 2013 (which include claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $425.1 million and $431.5 million, respectively, under our risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2014, we owned or operated 190 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. Additionally, we had post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Landfill final capping, closure and post-closure liabilities	$1,111.3	$1,091.3
Environmental remediation liabilities	549.8	551.7
Total accrued landfill and environmental costs	1,661.1	1,643.0
Less: current portion	(184.4)	(178.7)
Long-term portion	$1,476.7	$1,464.3
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the six months ended June 30, 2014 and 2013:

	2014	2013
Asset retirement obligation liabilities, beginning of year	$1,091.3	$1,052.4
Non-cash additions	18.9	17.6
Acquisitions/divestitures and other adjustments	0.3	0.1
Asset retirement obligation adjustments	(17.2)	(0.4)
Payments	(20.9)	(41.8)
Accretion expense	38.9	38.4
Asset retirement obligation liabilities, end of period	1,111.3	1,066.3
Less: current portion	(92.6)	(105.4)
Long-term portion	$1,018.7	$960.9
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligations. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $56.3 million and $56.0 million as of June 30, 2014 and December 31, 2013, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2014 would be approximately $440 million higher than the amount recorded. Future

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2014 and 2013:

	2014	2013
Environmental remediation liabilities, beginning of year	$551.7	$563.7
Net additions charged to expense	36.2	113.9
Payments	(50.8)	(51.3)
Accretion expense (non-cash interest expense)	12.7	13.3
Environmental remediation liabilities, end of period	549.8	639.6
Less: current portion	(91.8)	(128.6)
Long-term portion	$458.0	$511.0
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. As of December 31, 2013, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $93.9 million. During the six months ended June 30, 2014, we paid $35.0 million related to management and monitoring of the remediation area. During that period, we also recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade certain treatment facility design features and infrastructure.  We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our construction plan or future operating timeline and procedures, which could result in changes to our expected liability.  As of June 30, 2014, the remediation liability recorded for this site is $95.0 million, of which $31.5 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $335 million.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2014 is $83.0 million, of which $3.5 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $150 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of June 30, 2014 and December 31, 2013 is listed in the following table in millions, and is adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2014			December 31, 2013
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted facility	Variable	$26.4	$—	$26.4	$—	$—	$—
June 2019	Variable	—	—	—	—	—	—
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.1)	699.9
September 2019	5.500	650.0	(2.7)	647.3	650.0	(2.9)	647.1
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(1.9)	848.1	850.0	(2.0)	848.0
May 2023	4.750	550.0	6.0	556.0	550.0	(5.7)	544.3
March 2035	6.086	275.7	(24.2)	251.5	275.7	(24.5)	251.2
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.3)	596.7	600.0	(3.3)	596.7
Debentures:
May 2021	9.250	35.3	(1.7)	33.6	35.3	(1.7)	33.6
September 2035	7.400	165.3	(40.8)	124.5	165.2	(41.0)	124.2
Tax-exempt:
2015 - 2044	0.300 - 5.625	1,083.8	—	1,083.8	1,087.7	—	1,087.7
Other:
2014 - 2046	5.000 - 12.203	85.0	—	85.0	86.0	—	86.0
Total Debt		$7,121.5	$(69.3)	7,052.2	$7,099.9	$(81.8)	7,018.1
Less: current portion				(10.1)			(15.7)
Long-term portion				$7,042.1			$7,002.4
Loss on Extinguishment of Debt
During the three months ended June 30, 2014, we completed the refinancing of our Credit Facilities and certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $1.4 million.
Credit Facilities
In June 2014, we entered into a $1.25 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaces our $1.0 billion credit facility maturing in April 2016. The Replacement Credit Facility will mature in June 2019 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows the Company to increase availability under the Existing Credit Facility, at the Company's option, by an aggregate amount of up to $500 million, through increased commitments from existing lenders or the addition of new lenders.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2014 and December 31, 2013, we had no borrowings under our Credit Facilities. We had $646.1 million and $722.1 million of letters of credit using availability under our Credit Facilities, leaving $1,603.9 million and $1,527.9 million of availability under our Credit Facilities at June 30, 2014 and December 31, 2013, respectively.
We have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2014, we had $26.4 million of borrowings under our Uncommitted Credit Facility and none as of December 31, 2013.
Tax-Exempt Financings
As of June 30, 2014, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt primarily includes capital lease liabilities of $84.9 million and $85.9 million as of June 30, 2014 and December 31, 2013, respectively, with maturities ranging from 2014 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and rebalancing our debt portfolio's ratio of fixed to floating interest rates. As of June 30, 2014, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. Under these swap agreements, we pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates. The majority of these interest rate swaps do not contain credit-risk-related contingent features and we believe our exposure to such features, where applicable, is minimal.
As of June 30, 2014, the interest rate swap agreements are reflected at their fair value of $7.8 million and are included in other assets. As of December 31, 2013, the interest rate swap agreements are reflected at their fair value of $4.4 million and are included in other long-term liabilities. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.9 million and $3.8

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

million during the three and six months ended June 30, 2014, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statement of income. For the three and six months ended June 30, 2014, we recognized a loss on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate totaling $5.5 million and $7.1 million, with an offsetting gain on the related interest rate swaps totaling $5.8 million and $7.8 million, respectively. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net. There were no interest rate swap agreements outstanding as of June 30, 2013.
Cash Flow Hedges
As of June 30, 2014 and 2013, no interest rate lock cash flow hedges were outstanding. As of June 30, 2014 and December 31, 2013, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $22.4 million and $23.0 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.7 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the three months ended June 30, 2014 and 2013 was $0.6 million and $0.6 million, respectively, and for the six months ended June 30, 2014 and 2013 was $1.3 million and $1.2 million, respectively.

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2014 was 38.4% and 39.0%, respectively. The effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2013 was 38.1% and 34.0%, respectively.
The effective tax rate for the six months ended June 30, 2013 was favorably affected by the resolution of our 2009 to 2010 tax years with the IRS appeals division and Congressional Joint Committee on Taxation.
Cash paid for income taxes was $167.8 million and $116.8 million for the six months ended June 30, 2014 and 2013, respectively.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2014, we have accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $17.6 million related to our uncertain tax positions.
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
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2014, the valuation allowance associated with our state loss carryforwards is approximately $69 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. STOCK-BASED COMPENSATION
Available Shares
In May 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan). The Plan was ratified by our stockholders in May 2013. We currently have approximately 16.0 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2013	10.5	$28.91
Granted	0.5	33.53
Exercised	(2.3)	27.83		$17.0
Forfeited or expired	(0.2)	30.61
Outstanding as of June 30, 2014	8.5	$29.43	4.2	$71.3
Exercisable as of June 30, 2014	4.3	$28.10	3.3	$42.2
During the six months ended June 30, 2014 and 2013, compensation expense for stock options was $3.6 million and $7.9 million, respectively.
As of June 30, 2014, total unrecognized compensation expense related to outstanding stock options was $7.8 million, which will be recognized over a weighted average period of 1.7 years. The total fair value of stock options that vested during the six months ended June 30, 2014 was $11.7 million.
Other Stock Awards
The following table summarizes restricted stock unit and restricted stock activity for the six months ended June 30, 2014:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Other stock awards as of December 31, 2013	997.0	$28.48
Granted	745.8	33.31
Vested and issued	(251.5)	28.62
Forfeited	(21.9)	33.56
Other stock awards as of June 30, 2014	1,469.4	$24.21	1.3	$55.8
Vested and unissued as of June 30, 2014	558.2	$32.00
During the six months ended June 30, 2014, we awarded our non-employee directors 86,425 restricted stock units, which vested immediately. During the six months ended June 30, 2014, we awarded 639,308 restricted stock units to executives and employees that either vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 20,069 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the six months ended June 30, 2014 and 2013, compensation expense related to restricted stock units and restricted stock totaled $7.1 million and $4.2 million, respectively. As of June 30, 2014, total unrecognized compensation expense

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

related to outstanding restricted stock units and restricted shares was $24.3 million, which will be recognized over a weighted average period of 3.3 years.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
We have had a share repurchase program since November 2010. From November 2010 to June 30, 2014, we repurchased 42.9 million shares of our stock for $1,295.1 million at a weighted average cost per share of $30.18. During the three months ended June 30, 2014, we repurchased 3.6 million shares of our stock for $123.7 million at a weighted average cost per share of $34.85. During the six months ended June 30, 2014, we repurchased 7.5 million shares of our stock for $255.9 million at a weighted average cost per share of $34.35.
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In April 2014, the board of directors approved a quarterly dividend of $0.26 per share. Cash dividends declared were $185.3 million and $170.0 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we recorded a quarterly dividend payable of $92.5 million to stockholders of record at the close of business on July 1, 2014.
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
Earnings per share for the three and six months ended June 30, 2014 and 2013 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$179,000	$56,300	$311,500	$180,900
Weighted average common shares outstanding	356,213	362,948	358,021	362,808
Basic earnings per share	$0.50	$0.16	$0.87	$0.50
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$179,000	$56,300	$311,500	$180,900
Weighted average common shares outstanding	356,213	362,948	358,021	362,808
Effect of dilutive securities:
Options to purchase common stock	1,300	1,400	1,240	1,387
Unvested restricted stock awards	69	39	52	28
Weighted average common and common equivalent shares outstanding	357,582	364,387	359,313	364,223
Diluted earnings per share	$0.50	$0.15	$0.87	$0.50
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	413	2,523	355	2,393

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive (income) loss, net of tax, by component, for the six months ended June 30, 2014 is as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2013	$19.3	$(22.3)	$(3.0)
Other comprehensive income before reclassifications	(1.9)	—	(1.9)
Amounts reclassified from accumulated other comprehensive income	0.4	—	0.4
Net current-period other comprehensive income	(1.5)	—	(1.5)
Balance as of June 30, 2014	$17.8	$(22.3)	$(4.5)
A summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Recycling commodity hedges	$—	$—	$—	$0.1	Revenue
Fuel hedges	0.8	0.5	2.0	1.8	Cost of operations
Interest rate contracts	(0.6)	(0.6)	(1.3)	(1.2)	Interest expense
	0.2	(0.1)	0.7	0.7	Total before tax
	(0.1)	—	(0.3)	(0.3)	Tax benefit (expense)
	$0.1	$(0.1)	$0.4	$0.4	Net of tax

12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of June 30, 2014:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2014	13,500,000	$3.81
2015	18,000,000	3.74
2016	18,000,000	3.68
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges as of June 30, 2014 and December 31, 2013 were current assets of $7.7 million and $6.7 million, respectively, and current liabilities of $0.1 million as of December 31, 2013, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in gains of less than $0.1 million for the three and six months ended June 30, 2014 and 2013, and have been recorded in other income, net in our consolidated statements of income.

Total gains (losses) recognized in other comprehensive income for fuel hedges (the effective portion) were $2.5 million and $(3.5) million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $(2.2) million for the six months ended June 30, 2014 and 2013, respectively.
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

As of June 30, 2014, we had outstanding costless collar hedges for OCC totaling 36,000 tons with a weighted average floor strike price of $91.50 per ton and a weighted average cap strike price of $145.00 per ton, all of which will be settled in 2014. As of June 30, 2014, there were no outstanding costless collar hedges for ONP. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges as of June 30, 2014 and December 31, 2013 were current assets of $0.1 million and $0.3 million, respectively, and current liabilities of $0.6 million as of December 31, 2013, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in gains of less than $0.1 million for the three and six months ended June 30, 2014 and 2013, and have been recorded in other income, net in our consolidated statements of income.

Total gains (losses) recognized in other comprehensive income for recycling commodity hedges (the effective portion) were $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $(0.2) million for the six months ended June 30, 2014 and 2013, respectively.
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
As of June 30, 2014 and December 31, 2013, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$71.9	$71.9	$71.9	$—	$—
Bonds - restricted cash and marketable securities	45.5	45.5	—	45.5	—
Fuel hedges - other current assets	7.7	7.7	—	7.7	—
Commodity hedges - other current assets	0.1	0.1	—	0.1	—
Interest rate swaps - other assets	7.8	7.8	—	7.8	—
Total assets	$133.0	$133.0	$71.9	$61.1	$—
Liabilities:
Total debt	7,052.2	7,875.3	—	7,875.3	—
Total liabilities	$7,052.2	$7,875.3	$—	$7,875.3	$—

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$176.0	$176.0	$176.0	$—	$—
Bonds - restricted cash and marketable securities	36.6	36.6	—	36.6	—
Fuel hedges - other current assets	6.7	6.7	—	6.7	—
Commodity hedges - other current assets	0.3	0.3	—	0.3	—
Total assets	$219.6	$219.6	$176.0	$43.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.1	$0.1	$—	$0.1	$—
Commodity hedges - other accrued liabilities	0.6	0.6	—	0.6	—
Interest rate swaps - other liabilities	4.4	4.4	—	4.4	—
Total debt	7,018.1	7,538.1	—	7,538.1	—
Total liabilities	$7,023.2	$7,543.2	$—	$7,543.2	$—
The fair value of our fixed rate senior notes was $6.7 billion and $6.4 billion as of June 30, 2014 and December 31, 2013, respectively. The carrying value of these notes and debentures was $5.9 billion and $5.8 billion as of June 30, 2014 and December 31, 2013, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. See Note 7, Debt, for further information related to our debt.

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
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2014 and 2013 is shown in the following table:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended June 30, 2014
East	$739.8	$(107.2)	$632.6	$67.4	$111.5	$67.4	$4,618.9
Central	839.3	(165.2)	674.1	81.4	129.1	103.0	5,839.8
West	1,072.1	(200.1)	872.0	90.0	201.6	92.7	8,233.8
Corporate entities	50.4	(3.8)	46.6	10.9	(63.9)	(4.3)	1,183.5
Total	$2,701.6	$(476.3)	$2,225.3	$249.7	$378.3	$258.8	$19,876.0
Three Months Ended June 30, 2013
East	$725.0	$(103.6)	$621.4	$62.6	$113.7	$38.2	$4,882.0
Central	795.2	(156.9)	638.3	77.0	113.3	87.0	5,718.2
West	1,008.9	(183.9)	825.0	85.0	188.6	107.5	8,263.0
Corporate entities	30.7	(3.7)	27.0	11.6	(234.4)	14.3	911.0
Total	$2,559.8	$(448.1)	$2,111.7	$236.2	$181.2	$247.0	$19,774.2

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Six Months Ended June 30, 2014
East	$1,427.9	$(200.6)	$1,227.3	$132.3	$213.5	$100.3	$4,618.9
Central	1,575.7	(298.6)	1,277.1	157.7	229.0	140.7	5,839.8
West	2,091.1	(385.3)	1,705.8	171.0	404.9	142.5	8,233.8
Corporate entities	95.8	(7.0)	88.8	21.3	(163.0)	89.4	1,183.5
Total	$5,190.5	$(891.5)	$4,299.0	$482.3	$684.4	$472.9	$19,876.0
Six Months Ended June 30, 2013
East	$1,418.7	$(199.0)	$1,219.7	$124.0	$229.3	$70.4	$4,882.0
Central	1,506.4	(285.6)	1,220.8	149.5	225.8	131.6	5,718.2
West	1,976.0	(355.4)	1,620.6	167.8	359.9	162.9	8,263.0
Corporate entities	56.1	(6.9)	49.2	23.7	(359.6)	96.9	911.0
Total	$4,957.2	$(846.9)	$4,110.3	$465.0	$455.4	$461.8	$19,774.2
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three and six months ended June 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Collection:
Residential	$549.5	24.7%	$548.6	26.0%	$1,087.4	25.3%	$1,083.9	26.4%
Commercial	677.2	30.4	650.5	30.8	1,341.4	31.2	1,293.9	31.5
Industrial	455.1	20.5	413.2	19.6	857.5	19.9	790.0	19.2
Other	9.4	0.4	8.9	0.4	18.4	0.4	17.1	0.4
Total collection	1,691.2	76.0	1,621.2	76.8	3,304.7	76.8	3,184.9	77.5
Transfer	276.0		265.9		513.9		499.2
Less: Intercompany	(168.4)		(159.9)		(317.3)		(301.7)
Transfer, net	107.6	4.8	106.0	5.0	196.6	4.6	197.5	4.8
Landfill	527.8		493.8		974.1		925.2
Less: Intercompany	(245.9)		(234.7)		(455.4)		(441.7)
Landfill, net	281.9	12.7	259.1	12.3	518.7	12.1	483.5	11.8
Sale of recycled commodities	103.3	4.6	90.3	4.3	198.8	4.6	178.3	4.3
Other non-core	41.3	1.9	35.1	1.6	80.2	1.9	66.1	1.6
Other	144.6	6.5	125.4	5.9	279.0	6.5	244.4	5.9
Total revenue	$2,225.3	100.0%	$2,111.7	100.0%	$4,299.0	100.0%	$4,110.3	100.0%
Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

14. COMMITMENTS AND CONTINGENCIES
General Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $53.2 million relating to our outstanding legal proceedings as of June 30, 2014, including those described herein and others not specifically identified in this Form 10-Q. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would have been approximately $66.5 million higher than the amount recorded as of June 30, 2014.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Common Pleas Court declared that defendants are entitled to a new trial. On October 18, 2013, plaintiff filed a notice that he is appealing that declaration to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District. We await a decision from the Court of Appeals.
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
As is discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2014 is $83.0 million, of which $3.5 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $150 million.
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
Bridgeton Landfill Matters
As is discussed in Note 6, Landfill and Environmental Costs, we have recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri to manage the remediation area and monitor the site. The remediation liability recorded as of June 30, 2014 is $95.0 million, of which $31.5 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $335 million.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

269 households and 683 residents in total. On April 15, 2014, we entered into a Settlement Agreement and Release with settling members of the classes in exchange for our payment of approximately $6.9 million. The agreement is subject to court approval and is also subject to a maximum percentage of class members opting out of the settlement.
Multiemployer Pension Plans
We contribute to 26 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 22% of our total current employees are participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by boards of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
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
During the six months ended June 30, 2014, we made progress payments associated with the withdrawal liability of $7.9 million. As of June 30, 2014, our estimated liability recorded for our withdrawal from the Fund was $161.4 million. We anticipate that this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including our estimated number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes our restricted cash and marketable securities as of June 30, 2014 and December 31, 2013:

	2014	2013
Financing proceeds	$30.5	$21.9
Capping, closure and post-closure obligations	56.3	56.0
Self-insurance	90.3	88.4
Other	1.0	3.4
Total restricted cash and marketable securities	$178.1	$169.7

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

15. SUBSEQUENT EVENTS
At its meeting held in July 2014, our board of directors approved an increase in our quarterly dividend of 7.7% to $0.28 per share.  The quarterly dividend of $0.28 per share will be paid on October 15, 2014 to stockholders of record on October 1, 2014.

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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. Our operations are in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 339 collection operations. We own or operate 198 transfer stations, 190 active solid waste landfills and 62 recycling centers. We also operate 71 landfill gas and renewable energy projects.
Revenue for the six months ended June 30, 2014 increased by 4.6% to $4,299.0 million compared to $4,110.3 million for the same period in 2013. This change in revenue is due to increases in average yield of 1.3%, fuel recovery fees of 0.1%, volume of 2.1%, recycled commodities of 0.5% and acquisitions, net of divestitures of 0.6%.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenue	$2,225.3	100.0%	$2,111.7	100.0%	$4,299.0	100.0%	$4,110.3	100.0%
Expenses:
Cost of operations	1,373.0	61.7	1,410.0	66.8	2,694.3	62.7	2,633.1	64.1
Depreciation, amortization and depletion of property and equipment	213.5	9.6	199.4	9.4	409.9	9.6	391.7	9.5
Amortization of other intangible assets and other assets	16.8	0.7	17.6	0.8	33.5	0.8	34.9	0.8
Accretion	19.4	0.9	19.2	0.9	38.9	0.9	38.4	0.9
Selling, general and administrative	221.0	9.9	228.2	10.8	434.7	10.1	434.7	10.6
Negotiation and withdrawal costs - Central States Pension and Other Funds	1.5	0.1	53.9	2.6	1.5	—	116.1	2.8
Gain on disposition of assets and impairments, net	—	—	(0.8)	—	—	—	(1.9)	—
Restructuring charges	1.8	0.1	3.0	0.1	1.8	—	7.9	0.2
Operating income	$378.3	17.0%	$181.2	8.6%	$684.4	15.9%	$455.4	11.1%
Our pre-tax income was $290.7 million and $510.9 million for the three and six months ended June 30, 2014, respectively, compared to $91.1 million and $274.4 million for the same periods in 2013, respectively. Our net income attributable to Republic Services, Inc. was $179.0 million and $311.5 million for the three and six months ended June 30, 2014, or $0.50 and $0.87 per diluted share, respectively, compared to $56.3 million and $180.9 million, or $0.15 and $0.50 per diluted share for the same periods in 2013, respectively.
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

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$290.7	$179.0	$0.50	$91.1	$56.3	$0.15
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	1.5	0.9	0.00	53.9	33.7	0.10
Restructuring charges(1)	1.8	1.0	0.00	3.0	1.4	—
Loss on extinguishment of debt(1)	1.4	0.9	0.00	0.3	0.1	—
Gain on disposition of assets and impairments, net	—	—	—	(0.9)	(0.4)	—
Bridgeton remediation	—	—	—	108.7	65.6	0.18
Total adjustments	4.7	2.8	0.01	165.0	100.4	0.28
As adjusted	$295.4	$181.8	$0.51	$256.1	$156.7	$0.43

(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01 for the three months ended June 30, 2014.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$510.9	$311.5	$0.87	$274.4	$180.9	$0.50
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	1.5	0.9	0.00	116.1	72.4	0.20
Restructuring charges(1)	1.8	1.0	0.00	7.9	4.9	0.01
Loss on extinguishment of debt(1)	1.4	0.9	0.00	2.1	1.2	—
Gain on disposition of assets and impairments, net	—	—	—	(1.9)	(0.9)	—
Bridgeton remediation	36.1	21.8	0.06	108.7	65.6	0.18
Total adjustments	40.8	24.6	0.07	232.9	143.2	0.39
As adjusted	$551.7	$336.1	$0.94	$507.3	$324.1	$0.89

(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01 for the six months ended June 30, 2014.
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
Negotiation and withdrawal costs - Central States Pension and Other Funds. During the three and six months ended June 30, 2014, we recorded charges to earnings of $1.5 million, primarily related to costs associated with our 2013 withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). During the three and six months ended June 30, 2013, we recorded charges to earnings of $42.0 million and $99.9 million, respectively, primarily related to our negotiation and withdrawal liability from the Fund. Also, during the three and six months ended June 30, 2013, we incurred costs of $11.9 million and $16.2 million, respectively, related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund.

Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three and six months ended June 30, 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During the three and six months ended June 30, 2013, we incurred $3.0 million and $7.9 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms.
Loss on extinguishment of debt. During the three and six months ended June 30, 2014, we completed the refinancing of our Credit Facilities and certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $1.4 million. During the three and six months ended June 30, 2013, we refinanced certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $0.3 million and $2.1 million, respectively.
Gain on disposition of assets and impairments, net. For a more detailed discussion of the components of this, see our "Gain on Disposition of Assets and Impairments, Net" discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Bridgeton remediation. During the first quarter of 2014, we recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility at our closed Bridgeton Landfill in Missouri. During the three and six months ended June 30, 2013, we recorded an environmental remediation charge in the amount of $108.7 million to manage the remediation area and monitor the site.
Recent Developments
In July 2014, we reaffirmed our full year 2014 guidance for adjusted diluted earnings per share. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2014, which is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2014
Diluted earnings per share	$1.86 - $1.91
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	0.00
Restructuring charges(1)	0.00
Loss on extinguishment of debt(1)	0.00
Gain on disposition of assets and impairments, net	—
Bridgeton remediation	0.06
Total adjustments	0.07
Adjusted diluted earnings per share	$1.93 - $1.98
(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01.
We believe that the presentation of adjusted diluted earnings per share, which excludes negotiation and withdrawal costs - Central States Pension and Other Funds, restructuring charges, loss on extinguishment of debt, gain on disposition of assets and impairments, net, and Bridgeton remediation charges provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
At its meeting held in July 2014, our board of directors approved an increase in our quarterly dividend of 7.7% to $0.28 per share. The quarterly dividend of $0.28 per share will be paid on October 15, 2014 to stockholders of record on October 1, 2014.

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
The following table reflects our revenue by service line for the three and six months ended June 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Collection:
Residential	$549.5	24.7%	$548.6	26.0%	$1,087.4	25.3%	$1,083.9	26.4%
Commercial	677.2	30.4	650.5	30.8	1,341.4	31.2	1,293.9	31.5
Industrial	455.1	20.5	413.2	19.6	857.5	19.9	790.0	19.2
Other	9.4	0.4	8.9	0.4	18.4	0.4	17.1	0.4
Total collection	1,691.2	76.0	1,621.2	76.8	3,304.7	76.8	3,184.9	77.5
Transfer	276.0		265.9		513.9		499.2
Less: Intercompany	(168.4)		(159.9)		(317.3)		(301.7)
Transfer, net	107.6	4.8	106.0	5.0	196.6	4.6	197.5	4.8
Landfill	527.8		493.8		974.1		925.2
Less: Intercompany	(245.9)		(234.7)		(455.4)		(441.7)
Landfill, net	281.9	12.7	259.1	12.3	518.7	12.1	483.5	11.8
Sale of recycled commodities	103.3	4.6	90.3	4.3	198.8	4.6	178.3	4.3
Other non-core	41.3	1.9	35.1	1.6	80.2	1.9	66.1	1.6
Other	144.6	6.5	125.4	5.9	279.0	6.5	244.4	5.9
Total revenue	$2,225.3	100.0%	$2,111.7	100.0%	$4,299.0	100.0%	$4,110.3	100.0%

The following table reflects changes in our revenue for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average yield	1.4%	1.3%	1.3%	1.3%
Fuel recovery fees	0.2	0.2	0.1	0.3
Total price	1.6	1.5	1.4	1.6
Volume	2.6	0.9	2.1	(0.1)
Recycled commodities	0.6	(0.3)	0.5	(0.3)
Total internal growth	4.8	2.1	4.0	1.2
Acquisitions / divestitures, net	0.6	0.4	0.6	0.5
Total	5.4%	2.5%	4.6%	1.7%

Core price	3.1%	3.1%	3.1%	3.1%

During the three and six months ended June 30, 2014, we experienced the following changes in our revenue as compared to the same periods in 2013:

•	Average yield increased revenue by 1.4% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, generated 0.2% and 0.1% of the total revenue growth during the three and six months ended June 30, 2014, respectively. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue. Higher fuel recovery fees for the three and six months ended June 30, 2014 resulted primarily from an increase in the fuel recovery rates charged. During the three and six months ended June 30, 2014, we were able to recover approximately 76% and 74%, respectively, of our direct fuel expenses with fuel recovery fees, compared to approximately 75% and 74% for the same periods in 2013, respectively.

•
Volume increased revenue by 2.6% and 2.1% during the three and six months ended June 30, 2014, respectively, primarily due to volume increases in our industrial and commercial collection and landfill lines of business due to improving business activity and new National Accounts contracts, partially offset by declines in our residential collection and our transfer line of business. Volume increases in our landfill line of business were attributable to increased special waste volumes.

•
Recycled commodities increased revenue by 0.6% and 0.5% during the three and six months ended June 30, 2014, respectively, primarily due to overall changes in the market price and mix of materials, as well as increased production volumes. The average prices for old corrugated cardboard for the three and six months ended June 30, 2014 were $118 and $123 per ton, respectively, compared to $125 and $124 per ton for the same periods in 2013, respectively. The average price of old newspaper for the three and six months ended June 30, 2014 was $89 per ton, compared to $96 and $99 per ton for the same periods in 2013, respectively. Our recycled commodity volume for the three and six months ended June 30, 2014 of 0.6 million tons sold and 1.2 million tons sold, respectively, was 13% and 8% higher, respectively, as a result of our continued investment in recycling centers along with increases in brokering of recycled commodity volumes on behalf of our National Accounts customers.

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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Labor and related benefits	$427.2	19.2%	$410.9	19.5%	$843.3	19.6%	$811.4	19.7%
Transfer and disposal costs	173.6	7.8	167.3	8.0	324.1	7.5	310.1	7.5
Maintenance and repairs	198.4	8.9	186.2	8.8	381.3	8.9	359.7	8.8
Transportation and subcontract costs	130.4	5.9	116.8	5.5	244.8	5.7	221.3	5.4
Fuel	134.4	6.0	129.0	6.1	263.7	6.1	256.6	6.2
Franchise fees and taxes	110.2	5.0	104.3	4.9	207.1	4.8	200.6	4.9
Landfill operating costs	38.4	1.7	36.5	1.7	73.7	1.7	77.4	1.9
Risk management	37.9	1.7	45.5	2.2	80.8	1.9	87.0	2.1
Cost of goods sold	43.0	1.9	30.0	1.4	82.7	2.0	58.3	1.4
Other	79.5	3.6	74.8	3.5	156.7	3.7	142.0	3.6
Subtotal	1,373.0	61.7	1,301.3	61.6	2,658.2	61.9	2,524.4	61.5
Bridgeton remediation	—	—	108.7	5.2	36.1	0.8	108.7	2.6
Total cost of operations	$1,373.0	61.7%	$1,410.0	66.8%	$2,694.3	62.7%	$2,633.1	64.1%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations decreased $37.0 million and increased $61.2 million or, as a percentage of revenue, a decrease of 5.1% and 1.4% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases and higher collection volumes. The Central and East Regions experienced unfavorable weather conditions during the first quarter of 2014, which contributed to increases in labor expense, resulting from lower labor productivity.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During the six months ended June 30, 2014 and 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•	Maintenance and repairs expense increased due to higher collection volumes, cost of parts, third party truck repairs and costs associated with our fleet maintenance initiative.

•	Transportation and subcontract costs increased primarily due to new National Accounts contracts and subcontracted work resulting from growth in landfill special waste volume.

•
Our fuel costs in aggregate dollars increased due primarily to increases in fuel gallons. Additionally, alternative fuel tax credits were recognized during 2013, which did not recur in 2014. The national average fuel costs per gallon for the three months ended June 30, 2014 were $3.94 compared to $3.88 for the same period in 2013, an increase of $0.06 or 1.5%. The national average fuel costs per gallon for the six months ended June 30, 2014 were $3.95 compared to $3.96 for the same period in 2013, a decrease of $0.01 or 0.3%.

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

•
Landfill operating costs in aggregate dollars increased $1.9 million for the three months ended June 30, 2014 due to volume increases in our landfill line of business. For the six months ended June 30, 2014, landfill operating costs decreased $3.7 million primarily due to lower leachate management expenses.

•	Risk management expenses decreased primarily due to favorable actuarial development in our workers' compensation, vehicle liability and general liability self-insurance programs.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars increased $13.0 million and $24.4 million, primarily due to an increase in brokering and production of recycled commodity volumes.

•
Other expenses increased $4.7 million and $14.7 million during the three and six months ended June 30, 2014, respectively, primarily due to higher facility operating costs, including property taxes related to infrastructure investments, coupled with a lower net gain on sale of operating assets. Additionally, during the six months ended June 30, 2014, other expenses increased due to higher utility costs associated with the unfavorable weather conditions experienced in our Central and East Regions during the first quarter of 2014, as well as $4.8 million of 2012 alternative fuel tax credits recognized during the first quarter of 2013, which did not recur in 2014.

•
During the first quarter of 2014, we recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility at our closed Bridgeton Landfill in Missouri. During the three and six months ended June 30, 2013, we recorded an environmental remediation charge in the amount of $108.7 million to manage the remediation area and monitor the site. It is reasonably possible that our recorded estimates may change in the near term depending on the extent and nature of our remediation efforts at the Bridgeton facility.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Depreciation and amortization of property and equipment	$141.8	6.4%	$133.6	6.3%	$281.6	6.6%	$267.9	6.5%
Landfill depletion and amortization	71.7	3.2	65.8	3.1	128.3	3.0	123.8	3.0
Depreciation, amortization and depletion expense	$213.5	9.6%	$199.4	9.4%	$409.9	9.6%	$391.7	9.5%

Depreciation and amortization of property and equipment in aggregate dollars increased $8.2 million and $13.7 million for the three and six months ended June 30, 2014, respectively, primarily due to higher acquisition costs of replacement vehicles and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters. Depreciation and amortization of property and equipment as a percentage of revenue remained relatively flat with an increase of 0.1% for both the three and six months ended June 30, 2014.
Landfill depletion and amortization expense in aggregate dollars and as a percentage of revenue increased $5.9 million and 0.1%, and $4.5 million, for the three and six months ended June 30, 2014, respectively, primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. Also, during the six months ended June 30, 2014, we recorded a favorable amortization adjustment of $5.8 million due to an increase in deemed probable expansion airspace at certain of our active solid waste landfills.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $16.8 million and $33.5 million, or 0.7% and 0.8% of revenue, for the three and six months ended June 30, 2014, respectively, compared to $17.6 million and $34.9 million, or 0.8% of revenue, for the same periods in 2013, respectively. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. The decline in amortization is the result of certain intangible assets now being fully amortized.

Accretion Expense
Accretion expense was $19.4 million and $38.9 million, or 0.9% of revenue, for the three and six months ended June 30, 2014, respectively, compared to $19.2 million and $38.4 million, or 0.9% of revenue, for the same periods in 2013, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, health and welfare benefits, and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, legal settlements, marketing, investor and community relations services, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges. Restructuring charges are excluded from selling, general and administrative expenses and are discussed separately below.
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Salaries	$139.8	6.3%	$139.9	6.6%	$281.5	6.5%	$277.0	6.7%
Provision for doubtful accounts	5.0	0.2	4.6	0.2	8.4	0.2	7.5	0.2
Other	76.2	3.4	83.7	4.0	144.8	3.4	150.2	3.7
Total selling, general and administrative expenses	$221.0	9.9%	$228.2	10.8%	$434.7	10.1%	$434.7	10.6%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies. The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2014 and 2013 are summarized below:

•
Salaries remained relatively flat during the three months ended June 30, 2014, and increased $4.5 million during the six months ended June 30, 2014 primarily due to higher wages resulting from merit increases, offset by lower management incentive compensation.

•
Other selling, general and administrative expenses in aggregate dollars decreased $7.5 million and $5.4 million during the three and six months ended June 30, 2014, respectively, primarily due to legal settlement charges incurred during the three months ended June 30, 2013, which did not recur in 2014.

Negotiation and Withdrawal Costs - Central States Pension and Other Funds
During the three and six months ended June 30, 2014, we recorded charges to earnings of $1.5 million, primarily related to costs associated with our 2013 withdrawal from the Fund. During the three and six months ended June 30, 2013, we recorded charges to earnings of $42.0 million and $99.9 million, respectively, primarily related to our negotiation and withdrawal liability from the Fund. Also, during the three and six months ended June 30, 2013, we incurred costs of $11.9 million and $16.2 million, respectively, related to the negotiation of collective bargaining agreements under which we have obligations to contribute to the Fund.
For additional discussion and detail regarding our obligations to the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Gain on Disposition of Assets and Impairments, Net
During the three and six months ended June 30, 2013, we recorded a net gain on disposition of assets and impairments of $0.8 million and $1.9 million, respectively, primarily related to the contingent sales price of $1.0 million received in connection with a 2011 business divestiture in our West Region. In addition, during the three months ended June 30, 2013, we disposed of a business in one market in our West Region resulting in a gain of $0.9 million and $1.7 million of proceeds.

Restructuring Charges
During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the three and six months ended June 30, 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During the three and six months ended June 30, 2013, we incurred $3.0 million and $7.9 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the Allied acquisition, for the three and six months ended June 30, 2014 and 2013 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense on debt and capital lease obligations	$76.9	$80.0	$153.4	$159.1
Accretion of debt discounts	1.6	1.7	3.3	3.4
Accretion of remediation reserves and other	9.6	10.2	19.1	20.3
Less: capitalized interest	(1.2)	(1.7)	(2.0)	(3.0)
Total interest expense	$86.9	$90.2	$173.8	$179.8

During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $1.9 million and a $3.8 million reduction in interest expense during the three and six months ended June 30, 2014, respectively. Cash paid for interest was $160.7 million and $162.4 million for the six months ended June 30, 2014 and 2013, respectively.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2014, we completed the refinancing of our Credit Facilities and certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $1.4 million. During the three and six months ended June 30, 2013, we refinanced certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $0.3 million and $2.1 million, respectively.
Other Income, Net
Other income, net was $0.4 million and $1.3 million for the three and six months ended June 30, 2014, respectively, compared to $0.3 million and $0.5 million for the same periods in 2013, respectively. The increase in other income, net is primarily due to the recognition of ineffectiveness of certain of our interest rate hedges.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2014 was 38.4% and 39.0%, respectively. The effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2013 was 38.1% and 34.0%, respectively. The effective tax rate for the six months ended June 30, 2013 was favorably affected by the resolution of our 2009 to 2010 tax years with the IRS appeals division and Congressional Joint Committee on Taxation. Cash paid for income taxes was $167.8 million and $116.8 million for the six months ended June 30, 2014 and 2013, respectively.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Reportable Segments
Our operations are managed and evaluated through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2014 and 2013 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
Three Months Ended June 30, 2014
East	$632.6	$67.4	$—	$67.4	$—	$111.5	17.6%
Central	674.1	82.0	(0.6)	81.4	—	129.1	19.2
West	872.0	90.0	—	90.0	—	201.6	23.1
Corporate entities	46.6	10.9	—	10.9	—	(63.9)	—
Total	$2,225.3	$250.3	$(0.6)	$249.7	$—	$378.3	17.0%
Three Months Ended June 30, 2013
East	$621.4	$62.6	$—	$62.6	$—	$113.7	18.3%
Central	638.3	77.3	(0.3)	77.0	—	113.3	17.8
West	825.0	85.0	—	85.0	0.9	188.6	22.9
Corporate entities	27.0	12.1	(0.5)	11.6	(0.1)	(234.4)	—
Total	$2,111.7	$237.0	$(0.8)	$236.2	$0.8	$181.2	8.6%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
Six Months Ended June 30, 2014
East	$1,227.3	$132.3	$—	$132.3	$—	$213.5	17.4%
Central	1,277.1	158.3	(0.6)	157.7	—	229.0	17.9
West	1,705.8	176.2	(5.2)	171.0	—	404.9	23.7
Corporate entities	88.8	21.3	—	21.3	—	(163.0)	—
Total	$4,299.0	$488.1	$(5.8)	$482.3	$—	$684.4	15.9%
Six Months Ended June 30, 2013
East	$1,219.7	$124.0	$—	$124.0	$—	$229.3	18.8%
Central	1,220.8	149.6	(0.1)	149.5	—	225.8	18.5
West	1,620.6	167.8	—	167.8	1.9	359.9	22.2
Corporate entities	49.2	24.2	(0.5)	23.7	—	(359.6)	—
Total	$4,110.3	$465.6	$(0.6)	$465.0	$1.9	$455.4	11.1%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2014 with the same periods in 2013 are discussed in the following paragraphs.

East Region
Revenue for the three months ended June 30, 2014 increased 1.8% due primarily to average yield increases in all lines of business and volume increases in our commercial and industrial collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste and construction and demolition volumes. These increases were partially offset by declines in volume in our residential collection and transfer lines of business, and lower recycled commodity revenue.
Revenue for the six months ended June 30, 2014 increased 0.6% due primarily to increases in average yield in all lines of business offset by volume decreases in our residential collection line of business. Volumes increased in our commercial and industrial collection and landfill lines of business but did not offset the decline in our residential collection line of business. Volume increases in our landfill line of business were primarily attributable to increased special waste and construction and demolition volumes.
Operating income in our East Region decreased from $113.7 million for the three months ended June 30, 2013, or an 18.3% operating margin, to $111.5 million for the three months ended June 30, 2014, or a 17.6% operating margin. Operating income in our East Region decreased from $229.3 million for the six months ended June 30, 2013, or an 18.8% operating margin, to $213.5 million for the six months ended June 30, 2014, or a 17.4% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three months ended June 30, 2014 due to lower risk management expenses, offset partially by higher repair and maintenance costs and labor and related benefits. Cost of operations unfavorably impacted operating income margin for the six months ended June 30, 2014 primarily due to higher repair and maintenance costs, as well as increased labor and benefits and utility costs resulting largely from unfavorable weather conditions during the first quarter of 2014. These unfavorable items were partially offset by reduced risk management expenses and lower cost of goods sold. Landfill operating expenses as a percentage of revenue were relatively consistent for the three and six months ended June 30, 2014.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three and six months ended June 30, 2014 due to higher acquisition costs of replacement vehicles. Landfill depletion also unfavorably impacted operating income margin for the three and six months ended June 30, 2014 due to higher landfill volumes associated with increased special waste and construction and demolition volumes.

•
Selling, general and administrative costs unfavorably impacted operating income margin for the three and six months ended June 30, 2014 primarily due to unfavorable legal settlement charges from matters occurring in the ordinary course of business.

Central Region
Revenue for the three and six months ended June 30, 2014 increased 5.6% and 4.6%, respectively, primarily due to average yield increases in our commercial and industrial collection and disposal lines of business, as well as volume increases in all collection and landfill lines of business. These increases were partially offset by lower recycled commodity revenue and a decrease in average yield for our residential collection line of business.
Operating income in our Central Region increased from $113.3 million for the three months ended June 30, 2013, or a 17.8% operating margin, to $129.1 million for the three months ended June 30, 2014, or a 19.2% operating margin. Operating income in our Central Region increased from $225.8 million for the six months ended June 30, 2013, or an 18.5% operating margin, to $229.0 million for the six months ended June 30, 2014, or a 17.9% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin during the three months ended June 30, 2014 due to lower risk management expenses, facility costs and other operating costs. These favorable items were partially offset by higher repair and maintenance costs and cost of goods sold. For the six months ended June 30, 2014, the cost of operations margin impact was flat.

•
Selling, general and administrative costs unfavorably impacted operating income margin during the six months ended June 30, 2014, primarily due to favorable legal settlements recorded during 2013, which resulted from legal matters occurring in the ordinary course of business. For the three months ended June 30, 2014, the selling, general and administrative expenses margin impact was flat.

West Region
Revenue for the three months ended June 30, 2014 increased 5.7% due to increases in average yield and volume in all lines of business. Revenue for the six months ended June 30, 2014 increased 5.3% due to increases in average yield in all lines of business, and increases in volume in our collection and landfill lines of business.
Operating income in our West Region increased from $188.6 million for the three months ended June 30, 2013, or a 22.9% operating margin, to $201.6 million for the three months ended June 30, 2014, or a 23.1% operating margin. Operating income in our West Region increased from $359.9 million for the six months ended June 30, 2013, or a 22.2% operating margin, to $404.9 million for the six months ended June 30, 2014, or a 23.7% operating margin, primarily as a result of increased revenue and the following:

•
Cost of operations favorably impacted operating income margin primarily due to lower risk management expenses and lower transfer and disposal costs. These favorable items were partially offset by higher cost of goods sold.

•
Landfill depletion was favorably impacted by the amortization adjustment of $5.2 million during the six months ended June 30, 2014 due to an increase in deemed probable airspace expansion at one of our active solid waste landfills.

•
Selling, general and administrative expenses unfavorably impacted operating income margin during the three months ended June 30, 2014 primarily due to higher settlement charges. Selling, general and administrative expenses favorably impacted operating income margin during the six months ended June 30, 2014 due to higher legal settlement expenses incurred during the six months ended June 30, 2013 from matters occurring in the ordinary course of business.

•
Gain on disposition of assets and impairments, net unfavorably impacted operating income during the six months ended June 30, 2014 primarily due to contingent sale price of $1.0 million received in 2013 on a 2011 business divestiture.

Corporate Entities
During the three months ended June 30, 2014 and 2013, the corporate entities had operating losses of $63.9 million and $234.4 million, respectively. The improvement in operating losses primarily relates to unfavorable remediation adjustments in 2013 of $108.7 million recorded in connection with environmental conditions at our closed Bridgeton Landfill in Missouri, and charges to earnings of $42.0 million in 2013 for our withdrawal liability from the Fund in 2013. Additionally, during 2014, we recorded net favorable adjustments of $3.6 million related to legal matters occurring in the ordinary course of business, compared to $16.1 million in legal settlement expense during the same period in 2013.
During the six months ended June 30, 2014 and 2013, the corporate entities had operating losses of $163.0 million and $359.6 million, respectively. The improvement in operating losses primarily relates to unfavorable remediation adjustments in 2013 of $108.7 million recorded at our closed Bridgeton Landfill in Missouri and charges to earnings of $99.9 million in 2013 for our withdrawal liability from the Fund in 2013, compared to $36.1 million recorded during 2014 for environmental remediation at Bridgeton Landfill. Additionally, during 2014 we recorded net favorable adjustments of $3.6 million related to legal matters occurring in the ordinary course of business, compared to $16.2 million in legal settlement expense during the same period in 2013.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the six months ended June 30, 2014:

	Balance as of December 31, 2013	New Expansions Undertaken	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2014
Cubic yards (in millions):
Permitted airspace	4,650.6	—	49.2	(36.2)	0.3	4,663.9
Probable expansion airspace	222.9	47.1	(44.1)	—	—	225.9
Total cubic yards (in millions)	4,873.5	47.1	5.1	(36.2)	0.3	4,889.8
Number of sites:
Permitted airspace	190		—			190
Probable expansion airspace	9	2	(2)			9
As of June 30, 2014, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of June 30, 2014, total available disposal capacity is estimated to be 4.7 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. During the six months ended June 30, 2014, total available airspace increased by 16.3 million cubic yards, primarily due to new expansions undertaken offset by airspace consumed.
As of June 30, 2014, nine of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 54 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 66 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2014, accrued final capping, closure and post-closure costs were $1,111.3 million, of which $92.6 million are current and $1,018.7 million are long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. As of December 31, 2013, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $93.9 million. During the six months ended June 30, 2014, we paid $35.0 million related to management and monitoring of the remediation area. During that period, we also recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade certain treatment facility design features and infrastructure.  We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our construction plan or future operating timeline and procedures, which could result in changes to our expected liability.  As of June 30, 2014, the remediation liability recorded for this site is $95.0 million, of which $31.5 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $335 million.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2014 is $83.0 million, of which $3.5 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $150 million.

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
Investment in Landfills
The following table reflects changes in our investment in landfills for the six months ended June 30, 2014 (in millions of dollars):

	Balance as of December 31, 2013	Capital Additions	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2014
Non-depletable landfill land	$164.2	$—	$—	$(0.1)	$—	$164.1
Landfill development costs	5,392.7	0.6	18.9	33.0	(17.2)	5,428.0
Construction-in-progress - landfill	72.5	116.8	—	(30.8)	—	158.5
Accumulated depletion and amortization	(2,160.2)	(134.2)	—	—	5.8	(2,288.6)
Net investment in landfill land and development costs	$3,469.2	$(16.8)	$18.9	$2.1	$(11.4)	$3,462.0
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure costs, remediation liabilities, and accrued self-insurance during the six months ended June 30, 2014 and 2013 (in millions of dollars):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance as of December 31, 2013	$38.3	$1,091.3	$551.7	$431.5
Non-cash additions	—	18.9	—	—
Acquisitions/divestitures and other adjustments	—	0.3	—	—
Asset retirement obligation adjustments	—	(17.2)	—	—
Accretion expense	—	38.9	12.7	1.2
Additions charged to expense	8.4	—	36.2	185.8
Payments or usage	(7.4)	(20.9)	(50.8)	(193.4)
Balance as of June 30, 2014	39.3	1,111.3	549.8	425.1
Less: current portion	(39.3)	(92.6)	(91.8)	(133.9)
Long-term portion	$—	$1,018.7	$458.0	$291.2
As of June 30, 2014, accounts receivable were $932.8 million, net of allowance for doubtful accounts of $39.3 million, resulting in days sales outstanding of 38, or 25 days net of deferred revenue. In addition, as of June 30, 2014, our accounts receivable in excess of 90 days outstanding totaled $63.5 million, or 6.5% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2014 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2014
Other land	$377.6	$0.6	$—	$1.9	$—	$—	$—	$380.1
Non-depletable landfill land	164.2	—	(0.1)	—	—	—	—	164.1
Landfill development costs	5,392.7	0.6	—	—	18.9	(17.2)	33.0	5,428.0
Vehicles and equipment	5,403.7	340.9	(53.6)	12.2	—	—	13.5	5,716.7
Buildings and improvements	935.6	14.5	(1.3)	0.9	—	—	(0.5)	949.2
Construction-in- progress - landfill	72.5	116.8	—	—	—	—	(30.8)	158.5
Construction-in- progress - other	13.3	15.8	—	—	—	—	(15.3)	13.8
Total	$12,359.6	$489.2	$(55.0)	$15.0	$18.9	$(17.2)	$(0.1)	$12,810.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2013	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2014
Landfill development costs	$(2,160.2)	$(134.2)	$—	$—	$5.8	$—	$(2,288.6)
Vehicles and equipment	(2,883.8)	(261.6)	49.9	—	—	0.1	(3,095.4)
Buildings and improvements	(278.8)	(21.1)	0.4	—	—	—	(299.5)
Total	$(5,322.8)	$(416.9)	$50.3	$—	$5.8	$0.1	$(5,683.5)

Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2014 and 2013 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2014 and 2013 (in millions of dollars):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$722.3	$761.5
Net cash used in investing activities	(522.6)	(501.9)
Net cash used in financing activities	(363.5)	(230.5)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2014 and 2013 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $122.2 million during the six months ended June 30, 2014, compared to a decrease of $90.0 million during the comparable 2013 period, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $48.8 million during the six months ended June 30, 2014 due to timing of billings net of collections, compared to a $40.1 million increase in the comparable 2013 period.

•	Our accounts payable decreased $4.1 million during the six months ended June 30, 2014 due to the timing of payments, compared to a $40.1 million increase in the comparable 2013 period.

•	Cash paid for income taxes was $167.8 million and $116.8 million for the six months ended June 30, 2014 and 2013, respectively.

•
Cash paid for capping, closure and post-closure obligations was $20.9 million lower during the six months ended June 30, 2014 than the comparable 2013 period primarily due to a $17.8 million payment to settle our post-closure liability for one of our closed landfill sites in 2013.

•
Cash paid for remediation obligations was relatively flat during the six months ended June 30, 2014 compared to the same period in 2013 and primarily relates to remediation work performed at our closed Bridgeton Landfill in Missouri.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2014 and 2013 are summarized below:

•
Capital expenditures during the six months ended June 30, 2014 were $472.9 million, compared with $461.8 million in the comparable 2013 period. Property and equipment received during the six months ended June 30, 2014 and 2013 was $488.2 million and $476.1 million, respectively.

•
During the six months ended June 30, 2014, we paid $46.3 million for acquisitions of collection businesses in our Central and East Regions. During the comparable 2013 period, we paid $28.5 million for acquisitions of collection businesses in all three regions.

•
During 2013, we collected $1.0 million related to a West Region business divestiture completed in 2011. In addition, we disposed of a business in one market in our West Region resulting in a gain of $0.9 million and $1.7 million of proceeds.

•
Our restricted cash and marketable securities balances decreased $8.4 million and increased $19.6 million during the six months ended June 30, 2014 and 2013, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2014 and 2013 are summarized below:

•
Proceeds from notes payable and long-term debt, net of payments were $17.6 million during the six months ended June 30, 2014, compared to net payments of $48.8 million in the comparable 2013 period. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
In August 2011, our board of directors approved a share repurchase program. In October 2013, the board of directors added $650 million to the share repurchase authorization originally approved in August 2011. During the six months ended June 30, 2014, we repurchased $255.9 million or 7.5 million shares of our common stock. From November 2010 to June 30, 2014, we repurchased 42.9 million shares of our common stock for $1,295.1 million at a weighted average cost per share of $30.18.

•
We initiated a quarterly cash dividend in July 2003 and have increased it from time to time thereafter. In April 2014, our board of directors approved a quarterly dividend of $0.26 per share. Dividends paid were $186.6 million and $169.8 million during the six months ended June 30, 2014 and 2013, respectively.

Financial Condition
As of June 30, 2014, we had $49.5 million of cash and cash equivalents and $178.1 million of restricted cash deposits and restricted marketable securities, including $30.5 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $56.3 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $90.3 million of restricted cash and marketable securities related to our self-funded insurance obligations.
Credit Facilities
For additional discussion and detail regarding our debt, refer to Note 7, Debt to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
In June 2014, we entered into a $1.25 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaces our $1.0 billion credit facility maturing in April 2016. The Replacement Credit Facility will mature in June 2019 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows the Company to increase availability under the Existing Credit Facility, at the Company's option, by an aggregate amount of up to $500 million, through increased commitments from existing lenders or the addition of new lenders.
The agreements governing our Credit Facilities require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with these covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2014, our EBITDA to interest ratio was 6.94 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.86 compared to the 3.75 maximum allowed by the covenants. In connection with entering into the Replacement Credit Facility and Amendment No. 3 to the Existing Credit Facility, our maximum total debt to EBITDA ratio was increased to 3.75 for each fiscal quarter ending before and including December 31, 2015, and 3.50 for each fiscal quarter ending thereafter.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of June 30, 2014 and December 31, 2013, we had no borrowings under our Credit Facilities. We had $646.1 million and $722.1 million of letters of credit using availability under our Credit Facilities, leaving $1,603.9 million and $1,527.9 million of availability under our Credit Facilities as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, we had $26.4 million of borrowings under our Uncommitted Credit Facility. As of December 31, 2013, we had no borrowings under our Uncommitted Credit Facility. The interest rate for our borrowings under our Uncommitted Credit Facility was 1.2% as of June 30, 2014. The Uncommitted Credit Facility may be terminated at any time by either party.
Interest Rate Swap Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into with the goal of reducing overall borrowing costs and rebalancing our debt portfolio's ratio of fixed to floating interest rates. As of June 30, 2014, our outstanding swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For the three and six months ended June 30, 2014, we recognized $1.9 million and $3.8 million, respectively, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.
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
Credit Rating
We have received investment grade credit ratings. As of June 30, 2014, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
Free Cash Flow
We define free cash flow, which is not a measure determined in accordance with U.S. GAAP, as cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment, as presented in our unaudited consolidated statements of cash flows.
The following table calculates our free cash flow for the three and six months ended June 30 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash provided by operating activities	$325.9	$341.7	$722.3	$761.5
Purchases of property and equipment	(259.2)	(247.0)	(472.9)	(461.8)
Proceeds from sales of property and equipment	4.2	4.2	6.7	7.4
Free cash flow	$70.9	$98.9	$256.1	$307.1

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of property and equipment as reflected in our unaudited consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table provides a reconciliation of property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three and six months ended June 30 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$259.2	$247.0	$472.9	$461.8
Adjustments for property and equipment received during the prior period but paid for in the following period, net	13.2	12.0	15.3	14.3
Property and equipment received during the period	$272.4	$259.0	$488.2	$476.1

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board amended the Accounting Standards Codification and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance will be effective for Republic beginning January 1, 2017. We are currently assessing the method of adoption and the potential impact this guidance may have on our consolidated financial position, results of operations or cash flows. For additional discussion, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

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
Revenue from sales of these products during the six months ended June 30, 2014 and 2013 was $198.8 million and $178.3 million, respectively.
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
At June 30, 2014, we had approximately $998.5 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $13.0 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $53.2 million relating to our outstanding legal proceedings as of June 30, 2014, including those described in this Form 10-Q and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would have been approximately $66.5 million higher than the amount recorded as of June 30, 2014.
General Legal Proceedings
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a jury verdict was awarded against us in the amount of $46.6 million, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. Post-judgment interest accrued at a rate of 8% for 2008, 5% for 2009, 4% for 2010 and 2011, and 3% for 2012 and 2013. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Common Pleas Court declared that defendants are entitled to a new trial. On October 18, 2013, plaintiff filed a notice that he is appealing that declaration to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District. We await a decision from the Court of Appeals.
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
Bridgeton Landfill Matters
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, as well as claims for nuisance, civil penalties, costs, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction, under which, the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR. On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill, located in Sylmar, California, entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement, Sunshine Canyon has received an additional 15 NOVs from SCAQMD for odors and excess surface emissions.

ITEM 1A.	RISK FACTORS.
There were no material changes during the six months ended June 30, 2014 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2014:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 2014	1,850,000	$34.42	1,850,000	$564,769,010
May 2014	1,050,000	$34.96	1,050,000	$528,061,525
June 2014	657,596	$35.93	650,000	$504,720,790
	3,557,596		3,550,000

(a)
In August 2011, our board of directors approved a share repurchase program. In October 2013, our board of directors added $650 million to the share repurchase authorization originally approved in August 2011. The program extends through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. The total number of shares purchased also includes 7,596 shares to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2013 authorization.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
None.

ITEM 5.	OTHER INFORMATION.
Republic Services, Inc. has amended its bylaws to clarify procedures relating to committees of the board of directors.  These procedures provide as follows:

•	Regular meetings shall be held at such times as determined by the committee, and no notice is required.

•
Special meetings may be called by the committee chairman or by the Secretary or Assistant Secretary on the written request of two or more committee members.  Notice shall be mailed to each committee member at his or her residence or usual place of business not later than three days before the meeting, or shall be given by electronic transmission, by overnight express mail service, personally, or by telephone not later than 24 hours before the meeting.  Notice need not be given to any committee member who signs a written waiver or waives notice by electronic transmission.  A committee member’s attendance at a meeting constitutes a waiver of notice, except when the committee member attends for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

•	Meetings may be held at any place as designated by the committee chairman or by the body or person calling the meeting.

•
In the absence or disqualification of a committee member, the member(s) present at any meeting and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the board (a “Substitute Director”) to act in the place of any absent or disqualified member.  A majority of the total number of members of a committee (together with any Substitute Directors) constitutes a quorum.  Absent a quorum, a majority of those present (or if only one be present, then that one) may adjourn the meeting until a quorum is present.  The vote of a majority of the committee members (together with any Substitute Directors) present at a meeting at which a quorum is present shall be the act of the committee.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

3.1*	Amended and Restated Bylaws of Republic Services, Inc.

4.1
Credit Agreement, dated as of June 30, 2014, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 2, 2014).

4.2
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and each of the lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated July 2, 2014).

10.1+	Offer Letter, dated May 23, 2014, by and between Robert Maruster and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 2, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	July 24, 2014	By:	/S/ GLENN A. CULPEPPER
Glenn A. Culpepper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 24, 2014	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)