Form 10-Q
period 2014-09-30
REPUBLIC SERVICES, INC.
filed 2014-10-31
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 23, 2014, the registrant had outstanding 355,538,929 shares of Common Stock, par value $.01 per share (excluding 58,662,751 treasury shares).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113.0	$213.3
Accounts receivable, less allowance for doubtful accounts of $40.5 and $38.3, respectively	955.2	890.7
Prepaid expenses and other current assets	180.6	200.3
Deferred tax assets	112.1	117.6
Total current assets	1,360.9	1,421.9
Restricted cash and marketable securities	133.5	169.7
Property and equipment, net	7,149.3	7,036.8
Goodwill	10,760.4	10,724.1
Other intangible assets, net	279.9	315.8
Other assets	303.0	280.9
Total assets	$19,987.0	$19,949.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$517.3	$511.4
Notes payable and current maturities of long-term debt	10.5	15.7
Deferred revenue	311.7	301.8
Accrued landfill and environmental costs, current portion	164.9	178.7
Accrued interest	68.5	68.2
Other accrued liabilities	652.1	641.3
Total current liabilities	1,725.0	1,717.1
Long-term debt, net of current maturities	7,020.0	7,002.4
Accrued landfill and environmental costs, net of current portion	1,495.3	1,464.3
Deferred income taxes and other long-term tax liabilities	1,157.8	1,185.4
Self-insurance reserves, net of current portion	291.8	294.9
Other long-term liabilities	365.8	379.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 414.1 and 411.0 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,863.5	6,764.9
Retained earnings	2,843.9	2,632.7
Treasury stock, at cost (58.6 and 50.6 shares, respectively)	(1,780.3)	(1,501.2)
Accumulated other comprehensive (loss) income, net of tax	(2.2)	3.0
Total Republic Services, Inc. stockholders’ equity	7,929.0	7,903.5
Noncontrolling interests	2.3	2.6
Total stockholders’ equity	7,931.3	7,906.1
Total liabilities and stockholders’ equity	$19,987.0	$19,949.2

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$2,264.1	$2,165.4	$6,563.1	$6,275.7
Expenses:
Cost of operations	1,397.3	1,317.6	4,091.6	3,950.7
Depreciation, amortization and depletion	235.6	224.4	679.0	651.0
Accretion	19.5	19.2	58.4	57.6
Selling, general and administrative	229.0	209.6	663.8	644.3
Negotiation and withdrawal costs - Central States Pension and Other Funds	0.3	41.6	1.8	157.7
Gain on disposition of assets and impairments, net	—	—	—	(1.9)
Restructuring charges	—	0.7	1.8	8.6
Operating income	382.4	352.3	1,066.7	807.7
Interest expense	(87.0)	(90.0)	(260.8)	(269.8)
Loss on extinguishment of debt	—	—	(1.4)	(2.1)
Interest income	0.1	0.1	0.6	0.5
Other (expense) income, net	(0.1)	1.0	1.2	1.5
Income before income taxes	295.4	263.4	806.3	537.8
Provision for income taxes	109.6	92.3	308.9	185.4
Net income	185.8	171.1	497.4	352.4
Net loss (income) attributable to noncontrolling interests	—	0.3	(0.1)	(0.1)
Net income attributable to Republic Services, Inc.	$185.8	$171.4	$497.3	$352.3
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.52	$0.47	$1.39	$0.97
Weighted average common shares outstanding	356.3	361.7	357.4	362.4
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.52	$0.47	$1.39	$0.97
Weighted average common and common equivalent shares outstanding	357.7	363.0	358.8	363.8
Cash dividends per common share	$0.28	$0.26	$0.80	$0.73
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$185.8	$171.1	$497.4	$352.4
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	0.2	0.3	1.3	1.5
Realized losses (gains) reclassified into earnings	0.3	—	(0.1)	(0.4)
Unrealized (losses) gains	(7.2)	2.1	(6.4)	(0.3)
Pension activity:
Change in funded status of pension plan obligations	—	5.8	—	5.8
Gains related to pension settlement reclassified into earnings	—	(1.6)	—	(1.6)
Other comprehensive (loss) income, net of tax	(6.7)	6.6	(5.2)	5.0
Comprehensive income	179.1	177.7	492.2	357.4
Comprehensive loss (income) attributable to noncontrolling interests	—	0.3	(0.1)	(0.1)
Comprehensive income attributable to Republic Services, Inc.	$179.1	$178.0	$492.1	$357.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive (Loss) Income,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests	Total
Balance as of December 31, 2013	411.0	$4.1	$6,764.9	$2,632.7	(50.6)	$(1,501.2)	$3.0	$2.6	$7,906.1
Net income	—	—	—	497.3	—	—	—	0.1	497.4
Other comprehensive income	—	—	—	—	—	—	(5.2)	—	(5.2)
Cash dividends declared	—	—	—	(284.8)	—	—	—	—	(284.8)
Issuances of common stock	3.1	—	83.1	—	—	—	—	—	83.1
Stock-based compensation	—	—	15.5	(1.3)	—	—	—	—	14.2
Purchase of common stock for treasury	—	—	—	—	(8.0)	(279.1)	—	—	(279.1)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of September 30, 2014	414.1	$4.1	$6,863.5	$2,843.9	(58.6)	$(1,780.3)	$(2.2)	$2.3	$7,931.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities:
Net income	$497.4	$352.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	737.4	708.6
Non-cash interest expense	33.6	35.6
Restructuring related charges	1.8	8.6
Stock-based compensation	14.2	15.8
Deferred tax benefit	(4.7)	(53.9)
Provision for doubtful accounts, net of adjustments	16.3	8.1
Loss on extinguishment of debt	1.4	2.1
Gain on disposition of assets, net and asset impairments	(4.7)	(7.4)
Withdrawal liability - Central States Pension and Other Funds	—	140.7
Environmental adjustments	36.2	101.8
Excess income tax benefit from stock option exercises and other non-cash items	(3.3)	(5.7)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(77.8)	(70.8)
Prepaid expenses and other assets	(28.0)	(7.8)
Accounts payable	(2.3)	18.4
Restructuring expenditures	(1.0)	(14.8)
Capping, closure and post-closure expenditures	(36.5)	(59.0)
Remediation expenditures	(75.0)	(84.3)
Other liabilities	(3.4)	48.8
Cash provided by operating activities	1,101.6	1,137.2
Cash used in investing activities:
Purchases of property and equipment	(683.1)	(688.7)
Proceeds from sales of property and equipment	13.9	12.0
Cash used in business acquisitions and development projects, net of cash acquired	(73.5)	(49.0)
Cash proceeds from divestitures, net of cash divested	—	2.7
Change in restricted cash and marketable securities	36.2	(11.3)
Other	(4.5)	(2.3)
Cash used in investing activities	(711.0)	(736.6)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	939.8	1,098.2
Payments of notes payable and long-term debt	(951.0)	(1,140.6)
Fees paid to issue notes payable	(4.0)	(1.6)
Issuances of common stock	79.5	138.8
Excess income tax benefit from stock option exercises	3.6	3.3
Purchases of common stock for treasury	(277.5)	(214.1)
Cash dividends paid	(279.1)	(254.9)
Distributions paid to noncontrolling interests	(0.4)	—
Other	(1.8)	—
Cash used in financing activities	(490.9)	(370.9)
(Decrease) increase in cash and cash equivalents	(100.3)	29.7
Cash and cash equivalents at beginning of year	213.3	67.6
Cash and cash equivalents at end of period	$113.0	$97.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions — East, Central and West, which we have identified as our reportable segments.
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
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in the tables are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, and self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ significantly from our estimates.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Business Acquisitions
We acquired various solid waste businesses during the nine months ended September 30, 2014 and 2013.  The purchase price paid for these acquisitions and the allocations of the purchase price follow:

	2014	2013
Purchase price:
Cash used in acquisitions, net of cash acquired	$73.5	$49.0
Holdbacks	8.2	6.1
Fair value, future guaranteed payments	6.8	—
Total	$88.5	$55.1
Allocated as follows:
Accounts receivable	3.2	0.6
Landfill airspace	26.6	—
Property and equipment	21.0	11.6
Other assets	4.7	—
Future service obligations	(11.0)	—
Closure and post-closure liabilities	(3.2)	—
Other liabilities	(2.6)	(2.2)
Fair value of assets acquired and liabilities assumed	38.7	10.0
Excess purchase price to be allocated	$49.8	$45.1
Excess purchase price allocated as follows:
Other intangible assets	$11.2	$18.0
Goodwill	38.6	27.1
Total allocated	$49.8	$45.1
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
In August 2014, we entered into a life-of-site operating agreement for the City of San Angelo Landfill located in Texas, which we have accounted for as the acquisition of a business.  Previously, we operated the site on behalf of the City of San Angelo under an agreement that expired in July 2014. Consideration transferred included cash of $10.3 million, of which $9.6 million has been paid, and future guaranteed payments of $6.8 million. We assumed future service obligations of $11.0 million and closure and post-closure obligations of $3.2 million.  We allocated $26.6 million of purchase price to landfill airspace and no purchase price was allocated to goodwill.
In October 2014, we acquired all of the shares of Rainbow Disposal Co., Inc. (Rainbow) for $112 million cash and entered into agreements not to compete, along with other restrictive covenants, with key executives. We also assumed capital lease agreements for operational facilities in Southern California.  Rainbow's operations in Southern California include hauling routes, a recycling facility, a transfer station, a compressed natural gas (CNG) refueling station, and a CNG-powered vehicle fleet. The acquisition is not material to the Company's results of operations.
Restructuring Charges
During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the nine months ended September 30, 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During the nine months ended September 30, 2013, we incurred $8.6 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. As of September 30, 2014, $2.5 million remains

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

accrued for lease exit costs. We expect any future expense related to such activities to be immaterial. Substantially all of these charges were recorded in our corporate segment.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2013	Acquisitions	Adjustments to Acquisitions	Balance as of September 30, 2014
East	$3,020.2	$23.1	$(0.3)	$3,043.0
Central	3,264.8	14.2	(1.3)	3,277.7
West	4,439.1	1.3	(0.7)	4,439.7
Total	$10,724.1	$38.6	$(2.3)	$10,760.4
Adjustments to acquisitions during the nine months ended September 30, 2014 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements and non-compete agreements, and are amortized over periods ranging from 1 to 23 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of September 30, 2014
	Balance as of December 31, 2013	Acquisitions and Other Additions	Balance as of September 30, 2014	Balance as of December 31, 2013	Additions Charged to Expense	Balance as of September 30, 2014
Customer relationships, franchise and other municipal agreements	$598.9	$8.3	$607.2	$(309.7)	$(44.0)	$(353.7)	$253.5
Non-compete agreements	23.6	2.9	26.5	(14.8)	(2.5)	(17.3)	9.2
Other intangible assets	63.9	—	63.9	(46.1)	(0.6)	(46.7)	17.2
Total	$686.4	$11.2	$697.6	$(370.6)	$(47.1)	$(417.7)	$279.9

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013 follows:

	2014	2013
Inventories	$38.2	$37.8
Prepaid expenses	68.0	59.0
Other non-trade receivables	26.6	23.4
Reinsurance receivable	12.7	14.8
Income tax receivable	31.6	55.3
Commodity and fuel hedge assets	0.1	7.0
Other current assets	3.4	3.0
Total	$180.6	$200.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of September 30, 2014 and December 31, 2013 follows:

	2014	2013
Deferred financing costs	$48.9	$51.4
Deferred compensation plan	76.2	65.1
Notes and other receivables	32.4	19.5
Reinsurance receivable	49.6	46.9
Other	95.9	98.0
Total	$303.0	$280.9
Notes and other receivables includes the fair value of interest rate swaps of $6.6 million as of September 30, 2014.

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2014 and December 31, 2013 follows:

	2014	2013
Accrued payroll and benefits	$160.0	$172.7
Accrued fees and taxes	124.2	121.3
Self-insurance reserves, current portion	123.1	136.6
Ceded insurance reserves, current portion	12.7	14.8
Accrued dividends	99.5	93.7
Current tax liabilities	19.6	—
Accrued professional fees and legal settlement reserves	20.0	28.3
Withdrawal liability - Central States Pension and Other Funds	15.9	—
Other	77.1	73.9
Total	$652.1	$641.3
Other accrued liabilities includes the fair value of fuel and recycling commodity hedges of $4.4 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively.
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2014 and December 31, 2013 follows:

	2014	2013
Deferred compensation plan	$75.7	$67.0
Pension and other post-retirement liabilities	4.4	6.5
Legal settlement reserves	31.1	27.3
Ceded insurance reserves	49.6	46.9
Withdrawal liability - Central States Pension and Other Funds	143.6	171.4
Other	61.4	59.9
Total	$365.8	$379.0
Other long-term liabilities includes the fair value of interest rate swaps of $4.4 million as of December 31, 2013.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Self-Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of September 30, 2014 and December 31, 2013 (which include claims for workers’ compensation, general liability, vehicle liability and employee health care benefits) were $414.9 million and $431.5 million, respectively, under our risk management program and are included in other accrued liabilities and self-insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which they are known.

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2014, we owned or operated 190 active solid waste landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. We also had post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of September 30, 2014 and December 31, 2013 follows:

	2014	2013
Landfill final capping, closure and post-closure liabilities	$1,128.3	$1,091.3
Environmental remediation liabilities	531.9	551.7
Total accrued landfill and environmental costs	1,660.2	1,643.0
Less: current portion	(164.9)	(178.7)
Long-term portion	$1,495.3	$1,464.3
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the nine months ended September 30, 2014 and 2013:

	2014	2013
Landfill final capping, closure and post-closure liabilities, beginning of year	$1,091.3	$1,052.4
Non-cash additions	29.1	27.2
Acquisitions/divestitures and other adjustments	3.7	(0.6)
Asset retirement obligation adjustments	(17.7)	(1.5)
Payments	(36.5)	(59.0)
Accretion expense	58.4	57.6
Landfill final capping, closure and post-closure liabilities, end of period	1,128.3	1,076.1
Less: current portion	(90.1)	(104.5)
Long-term portion	$1,038.2	$971.6
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $56.8 million and $56.0 million as of September 30, 2014 and December 31, 2013, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.

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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of September 30, 2014 would be approximately $440 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2014 and 2013:

	2014	2013
Environmental remediation liabilities, beginning of year	$551.7	$563.7
Net additions charged to expense	36.2	101.8
Payments	(75.0)	(84.3)
Accretion expense (non-cash interest expense)	19.0	20.0
Environmental remediation liabilities, end of period	531.9	601.2
Less: current portion	(74.8)	(110.4)
Long-term portion	$457.1	$490.8
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  As of December 31, 2013, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $93.9 million. During the nine months ended September 30, 2014, we paid $50.1 million related to management and monitoring of the remediation area. During that period, we also recorded a charge to earnings of $36.1 million, primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade treatment facility design features and infrastructure.  During the three months ended September 30, 2014, we completed construction of the leachate management facility, but it is not functioning at full capacity and is still in a testing mode.  We expect that the facility will function at full capacity late in the fourth quarter of 2014 or in early 2015.  We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability.  As of September 30, 2014, the remediation liability recorded for this site is $79.9 million, of which $16.4 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $240 million higher than the amount recorded as of September 30, 2014.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement remedial activities at the Congress Landfill. The remediation liability recorded as of September 30, 2014 is $83.0 million, of which $1.6 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $67 million higher than the amount recorded as of September 30, 2014.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of September 30, 2014 and December 31, 2013 is listed in the following table in millions, and is adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2014			December 31, 2013
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted facility	Variable	$—	$—	$—	$—	$—	$—
June 2019	Variable	—	—	—	—	—	—
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.1)	699.9
September 2019	5.500	650.0	(2.6)	647.4	650.0	(2.9)	647.1
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(1.9)	848.1	850.0	(2.0)	848.0
May 2023	4.750	550.0	4.5	554.5	550.0	(5.7)	544.3
March 2035	6.086	275.7	(24.0)	251.7	275.7	(24.5)	251.2
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.3)	596.7	600.0	(3.3)	596.7
Debentures:
May 2021	9.250	35.3	(1.6)	33.7	35.3	(1.7)	33.6
September 2035	7.400	165.3	(40.6)	124.7	165.2	(41.0)	124.2
Tax-exempt:
2015 - 2044	0.300 - 5.625	1,083.8	—	1,083.8	1,087.7	—	1,087.7
Other:
2014 - 2046	5.000 - 12.203	90.6	—	90.6	86.0	—	86.0
Total Debt		$7,100.7	$(70.2)	7,030.5	$7,099.9	$(81.8)	7,018.1
Less: current portion				(10.5)			(15.7)
Long-term portion				$7,020.0			$7,002.4
Loss on Extinguishment of Debt
We refinanced our Credit Facilities and certain of our tax-exempt financings in the second quarter of 2014, resulting in non-cash charges for deferred issuance costs of $1.4 million.
Credit Facilities
In June 2014, we entered into a $1.25 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in April 2016. The Replacement Credit Facility matures in June 2019 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500 million, through increased commitments from existing lenders or the addition of new lenders.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of September 30, 2014 and December 31, 2013, we had no borrowings under our Credit Facilities. We had $610.3 million and $722.1 million of letters of credit using availability under our Credit Facilities, leaving $1,639.7 million and $1,527.9 million of availability under our Credit Facilities as of September 30, 2014 and December 31, 2013, respectively.
We have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2014 and December 31, 2013, we had no borrowings under our Uncommitted Credit Facility.
Tax-Exempt Financings
As of September 30, 2014, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt primarily includes capital lease liabilities of $90.6 million and $85.9 million as of September 30, 2014 and December 31, 2013, respectively, with maturities ranging from 2014 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of September 30, 2014, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates. The majority of these interest rate swaps do not contain credit-risk-related contingent features and we believe our exposure to such features, where applicable, is minimal.
As of September 30, 2014, the interest rate swap agreements are reflected at their fair value of $6.6 million and are included in other assets. As of December 31, 2013, the interest rate swap agreements are reflected at their fair value of $4.4 million and are included in other long-term liabilities. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.9 million and $5.8 million during the three and nine months ended September 30, 2014, respectively, and $0.6 million during each of the three and

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

nine months ended September 30, 2013, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statement of income.
For the three and nine months ended September 30, 2014, we recognized a gain of $1.5 million and a loss of $5.6 million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting loss of $1.2 million and gain of $6.6 million on the related interest rate swaps, respectively. For each of the three and nine months ended September 30, 2013, we recognized a loss on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate totaling $2.1 million, with an offsetting gain on the related interest rate swaps totaling $2.4 million. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other (expense) income, net.
Cash Flow Hedges
As of September 30, 2014 and 2013, no interest rate lock cash flow hedges were outstanding. As of September 30, 2014 and December 31, 2013, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, was $22.0 million and $23.0 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.7 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during each of the three months ended September 30, 2014 and 2013 was $0.7 million and for the nine months ended September 30, 2014 and 2013 was $2.0 million and $1.9 million, respectively.

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2014 was 37.1% and 38.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was favorably affected by the realization of additional federal and state benefits on our 2013 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes.
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2013 was 35.0% and 34.5%, respectively. The effective tax rate for the three months ended September 30, 2013 was favorably affected by the realization of additional federal and state benefits on our 2012 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes. For the nine months ended September 30, 2013, our effective tax rate was favorably impacted, in addition to the matters already discussed, by the resolution of our 2009 to 2010 tax years at the IRS appeals division and the Congressional Joint Committee on Taxation.
Income taxes paid, net of refunds received, were $280.3 million and $196.1 million for the nine months ended September 30, 2014 and 2013, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2014, we have accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $18.1 million related to our uncertain tax positions.
We believe the liabilities for uncertain tax positions recorded are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows. During the next twelve months, it is reasonably possible the amount of unrecognized tax benefits will increase or decrease. Gross unrecognized benefits we expect to settle in the next twelve months are in the range of $5 to $20 million.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified.
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

negative evidence in determining the ongoing need for a valuation allowance. As of September 30, 2014, the valuation allowance associated with our state loss carryforwards was approximately $68 million.

9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan). The Plan was ratified by our stockholders in May 2013. We currently have approximately 16.1 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2013	10.5	$28.91
Granted	0.5	33.76
Exercised	(2.8)	27.96		$21.4
Forfeited or expired	(0.3)	30.85
Outstanding as of September 30, 2014	7.9	$29.48	4.0	$74.7
Exercisable as of September 30, 2014	3.9	$28.05	3.1	$42.3
During the nine months ended September 30, 2014 and 2013, compensation expense for stock options was $5.2 million and $10.5 million, respectively.
As of September 30, 2014, total unrecognized compensation expense related to outstanding stock options was $6.1 million, which will be recognized over a weighted average period of 1.6 years. The total fair value of stock options that vested during the nine months ended September 30, 2014 was $11.9 million.
Other Stock Awards
The following table summarizes restricted stock unit and restricted stock activity for the nine months ended September 30, 2014:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Other stock awards as of December 31, 2013	997.0	$28.48
Granted	771.4	33.39
Vested and issued	(255.2)	28.60
Forfeited	(66.8)	32.91
Other stock awards as of September 30, 2014	1,446.4	$24.01	1.2	$56.4
Vested and unissued as of September 30, 2014	567.0	$39.91
During the nine months ended September 30, 2014, we awarded our non-employee directors 86,425 restricted stock units, which vested immediately. During the nine months ended September 30, 2014, we awarded 654,545 restricted stock units to executives and employees that either vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 30,391 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period.
During the nine months ended September 30, 2014 and 2013, compensation expense related to restricted stock units and restricted stock totaled $9.0 million and $5.3 million, respectively. As of September 30, 2014, total unrecognized compensation expense related to outstanding restricted stock units was $21.4 million, which will be recognized over a weighted average period of 3.1 years.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
Our share repurchase program has been in effect since November 2010. From November 2010 to September 30, 2014, we repurchased 43.5 million shares of our stock for $1,316.5 million at a weighted average cost per share of $30.28. During the three months ended September 30, 2014, we repurchased 0.6 million shares of our stock for $21.4 million at a weighted average cost per share of $38.60. During the nine months ended September 30, 2014, we repurchased 8.0 million shares of our stock for $277.3 million at a weighted average cost per share of $34.64. As of September 30, 2014, less than 0.1 million repurchased shares were pending settlement and $1.6 million was unpaid and included within other accrued liabilities.
In July 2014, the board of directors approved a quarterly dividend of $0.28 per share. Cash dividends declared were $284.8 million and $263.5 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we recorded a quarterly dividend payable of $99.5 million to stockholders of record at the close of business on October 1, 2014.
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
Earnings per share for the three and nine months ended September 30, 2014 and 2013 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$185,800	$171,400	$497,300	$352,300
Weighted average common shares outstanding	356,252	361,672	357,432	362,418
Basic earnings per share	$0.52	$0.47	$1.39	$0.97
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$185,800	$171,400	$497,300	$352,300
Weighted average common shares outstanding	356,252	361,672	357,432	362,418
Effect of dilutive securities:
Options to purchase common stock	1,377	1,288	1,313	1,354
Unvested restricted stock awards	111	42	72	32
Weighted average common and common equivalent shares outstanding	357,740	363,002	358,817	363,804
Diluted earnings per share	$0.52	$0.47	$1.39	$0.97
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	28	1,793	369	2,157

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the nine months ended September 30, 2014 follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2013	$19.3	$(22.3)	$(3.0)
Other comprehensive loss before reclassifications	5.1	—	5.1
Amounts reclassified from accumulated other comprehensive income	0.1	—	0.1
Net current-period other comprehensive loss	5.2	—	5.2
Balance as of September 30, 2014	$24.5	$(22.3)	$2.2
A summary of reclassifications out of accumulated other comprehensive loss (income) for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Recycling commodity hedges	$—	$—	$—	$0.1	Revenue
Fuel hedges	0.2	0.7	2.2	2.5	Cost of operations
Interest rate contracts	(0.7)	(0.7)	(2.0)	(1.9)	Interest expense
	(0.5)	—	0.2	0.7	Total before tax
	0.2	—	(0.1)	(0.3)	Tax expense
	(0.3)	—	0.1	0.4	Net of tax
Pension gains:
Pension settlement	$—	$2.6	$—	$2.6	Selling, general and administrative
	—	(1.0)	—	(1.0)	Tax expense
	—	1.6	—	1.6	Net of tax
Total (losses) gains reclassified into earnings	$(0.3)	$1.6	$0.1	$2.0

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
The following table summarizes our outstanding fuel hedges as of September 30, 2014:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2014	6,750,000	$3.81
2015	27,000,000	3.76
2016	18,000,000	3.68
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregated fair values of our outstanding fuel hedges as of September 30, 2014 and December 31, 2013 were current liabilities of $4.4 million and $0.1 million, respectively, and current assets of $0.1 million and $6.7 million, respectively, and have been recorded in other accrued liabilities and prepaid expenses and other current assets in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in losses of $0.1 million for each of the three and nine months ended September 30, 2014 and gains of less than $0.1 million for each of the three and nine months ended September 30, 2013, and have been recorded in other (expense) income, net in our consolidated statements of income.
Total (losses) gains recognized in other comprehensive income for fuel hedges (the effective portion) were $(7.1) million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and $(6.6) million for the nine months ended September 30, 2014. No amount was recognized in other comprehensive income for the nine months ended September 30, 2013.
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
We entered into costless collar agreements on forecasted sales of OCC and ONP. The agreements involve combining a purchased put option giving us the right to sell OCC and ONP at an established floor strike price with a written call option obligating us to deliver OCC and ONP at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represents costless collars. Under these agreements, we will make or receive no payments as long as the settlement price is between the floor price and cap price; however, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. If the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce variability of cash flows for forecasted sales of OCC and ONP between two designated strike prices.

As of September 30, 2014, we had outstanding costless collar hedges for OCC totaling 18,000 tons with a weighted average floor strike price of $91.50 per ton and a weighted average cap strike price of $145.00 per ton, all of which will be settled in 2014. As of September 30, 2014, there were no outstanding costless collar hedges for ONP. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregated fair values of the outstanding recycling commodity hedges as of September 30, 2014 and December 31, 2013 were current assets of less than $0.1 million and $0.3 million, respectively, and current liabilities of $0.6 million as of December 31, 2013, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. No amounts were recognized in other (expense) income, net in our consolidated statements of income for the ineffectiveness portion of the changes in fair values during each of the three and nine months ended September 30, 2014 and 2013.
Total (losses) gains recognized in other comprehensive income for recycling commodity hedges (the effective portion) were less than $(0.1) million for each of the three months ended September 30, 2014 and 2013, and $0.2 million and $(0.3) million for the nine months ended September 30, 2014 and 2013, respectively.
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
As of September 30, 2014 and December 31, 2013, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$68.3	$68.3	$68.3	$—	$—
Bonds - restricted cash and marketable securities	45.7	45.7	—	45.7	—
Fuel hedges - other current assets	0.1	0.1	—	0.1	—
Interest rate swaps - other assets	6.6	6.6	—	6.6	—
Total assets	$120.7	$120.7	$68.3	$52.4	$—
Liabilities:
Fuel hedges - other accrued liabilities	$4.4	$4.4	$—	$4.4	$—
Total debt	7,030.5	7,645.5	—	7,645.5	—
Total liabilities	$7,034.9	$7,649.9	$—	$7,649.9	$—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$176.0	$176.0	$176.0	$—	$—
Bonds - restricted cash and marketable securities	36.6	36.6	—	36.6	—
Fuel hedges - other current assets	6.7	6.7	—	6.7	—
Commodity hedges - other current assets	0.3	0.3	—	0.3	—
Total assets	$219.6	$219.6	$176.0	$43.6	$—
Liabilities:
Fuel hedges - other accrued liabilities	$0.1	$0.1	$—	$0.1	$—
Commodity hedges - other accrued liabilities	0.6	0.6	—	0.6	—
Interest rate swaps - other liabilities	4.4	4.4	—	4.4	—
Total debt	7,018.1	7,538.1	—	7,538.1	—
Total liabilities	$7,023.2	$7,543.2	$—	$7,543.2	$—
The fair value of our fixed rate senior notes and debentures was $6.5 billion and $6.4 billion as of September 30, 2014 and December 31, 2013, respectively. The carrying value of these notes and debentures was $5.9 billion and $5.8 billion as of September 30, 2014 and December 31, 2013, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. See Note 7, Debt, for further information related to our debt.

13. SEGMENT REPORTING
We manage and evaluate our operations through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste.
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2014 and 2013 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended September 30, 2014
East	$747.4	$(105.2)	$642.2	$69.1	$109.7	$78.5	$4,550.4
Central	850.3	(164.5)	685.8	83.8	135.1	85.4	5,852.3
West	1,091.6	(199.7)	891.9	91.3	207.3	85.7	8,280.6
Corporate entities	47.9	(3.7)	44.2	10.9	(69.7)	(39.4)	1,303.7
Total	$2,737.2	$(473.1)	$2,264.1	$255.1	$382.4	$210.2	$19,987.0
Three Months Ended September 30, 2013
East	$729.8	$(104.0)	$625.8	$63.7	$110.4	$106.0	$4,933.8
Central	808.5	(154.6)	653.9	79.4	135.9	96.3	5,807.0
West	1,041.3	(186.8)	854.5	89.3	198.1	69.0	8,290.7
Corporate entities	34.9	(3.7)	31.2	11.2	(92.1)	(44.5)	794.5
Total	$2,614.5	$(449.1)	$2,165.4	$243.6	$352.3	$226.8	$19,826.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Nine Months Ended September 30, 2014
East	$2,175.3	$(305.8)	$1,869.5	$201.4	$323.1	$177.4	$4,550.4
Central	2,425.9	(463.1)	1,962.8	241.5	364.0	225.4	5,852.3
West	3,182.6	(584.9)	2,597.7	262.3	612.3	227.5	8,280.6
Corporate entities	143.7	(10.6)	133.1	32.2	(232.7)	52.8	1,303.7
Total	$7,927.5	$(1,364.4)	$6,563.1	$737.4	$1,066.7	$683.1	$19,987.0
Nine Months Ended September 30, 2013
East	$2,148.5	$(303.0)	$1,845.5	$187.7	$339.7	$175.0	$4,933.8
Central	2,314.9	(440.2)	1,874.7	229.0	361.8	227.3	5,807.0
West	3,017.3	(542.2)	2,475.1	257.1	557.9	232.1	8,290.7
Corporate entities	91.0	(10.6)	80.4	34.8	(451.7)	54.3	794.5
Total	$7,571.7	$(1,296.0)	$6,275.7	$708.6	$807.7	$688.7	$19,826.0
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts, closed landfills and other administrative functions.
The following table shows our total reported revenue by service line for the three and nine months ended September 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Collection:
Residential	$551.9	24.4%	$548.5	25.3%	$1,639.4	25.0%	$1,632.3	26.0%
Commercial	685.8	30.3	659.4	30.5	2,027.1	30.9	1,953.3	31.1
Industrial	471.5	20.8	433.0	20.0	1,329.0	20.2	1,223.0	19.5
Other	9.3	0.4	8.9	0.4	27.7	0.4	26.0	0.4
Total collection	1,718.5	75.9	1,649.8	76.2	5,023.2	76.5	4,834.6	77.0
Transfer	279.1		268.1		793.0		767.3
Less: intercompany	(169.6)		(159.7)		(486.9)		(461.4)
Transfer, net	109.5	4.8	108.4	5.0	306.1	4.7	305.9	4.9
Landfill	539.8		512.4		1,514.0		1,437.6
Less: intercompany	(243.4)		(236.2)		(698.9)		(677.9)
Landfill, net	296.4	13.1	276.2	12.8	815.1	12.4	759.7	12.1
Sale of recycled commodities	97.8	4.3	93.3	4.3	296.6	4.5	271.6	4.3
Other non-core	41.9	1.9	37.7	1.7	122.1	1.9	103.9	1.7
Other	139.7	6.2	131.0	6.0	418.7	6.4	375.5	6.0
Total revenue	$2,264.1	100.0%	$2,165.4	100.0%	$6,563.1	100.0%	$6,275.7	100.0%
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES
General Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $47.6 million relating to our outstanding legal proceedings as of September 30, 2014, including those described in this Form 10-Q and others not specifically described. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $64.4 million higher than the amount recorded as of September 30, 2014.
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a $46.6 million jury verdict was awarded against us, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Common Pleas Court declared that defendants are entitled to a new trial. On September 4, 2014, the Court of Appeals upheld the trial court’s grant of a new trial. Luri has now filed a Notice of Appeal with the Ohio Supreme Court.
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
As discussed in Note 6, Landfill and Environmental Costs, in August 2010, CDC agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Under the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of September 30, 2014 is $83.0 million, of which $1.6 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $67 million higher than the amount recorded.
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 3,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Bridgeton Landfill Matters
As discussed in Note 6, Landfill and Environmental Costs, we have recorded an environmental remediation charge at our closed Bridgeton Landfill in Missouri to manage the remediation area and monitor the site. The remediation liability recorded as of September 30, 2014 is $79.9 million, of which $16.4 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $240 million higher than the amount recorded as of September 30, 2014.
On March 20, 2013, a group of residents living near the Bridgeton Landfill filed a purported class action in Saint Louis County Circuit Court, Missouri, on behalf of tenants and owner-occupants of property within a one-mile radius of the landfill. Defendants Republic Services, Inc., Allied Services, LLC, and Bridgeton Landfill, LLC subsequently removed the action to the United States District Court for the Eastern District of Missouri. The action alleges that odors escaping from the landfill due to a subsurface smoldering event diminished the value of plaintiffs’ property, caused irritation to the eyes, nose or throat, and negatively affected their use and enjoyment of their property. The action also seeks an injunction requiring the landfill to take action to prevent the subsurface smoldering event from reaching radioactive materials buried in the adjacent Westlake Landfill. The plaintiffs each seek $500,000 in punitive damages on behalf of themselves and those similarly situated, and an unspecified amount in compensatory damages. On April 15, 2014, we entered into a Settlement Agreement and Release with settling members of the classes in exchange for our payment of approximately $6.9 million. On August 24, 2014, the court gave final settlement approval. On September 25, 2014, we paid $4.8 million to 981 participating class members, representing a 79% participation rate.
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
Under current law regarding multiemployer pension plans, a plan’s termination, and any termination of an employer’s obligation to make contributions, including our voluntary withdrawal (which we consider from time to time) or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan (each, a Withdrawal Event) would require us to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. During the course of operating our business, we incur Withdrawal Events regarding certain of our multiemployer pension plans. We accrue for such events when losses become probable and reasonably estimable. We cannot assure you there will not be a Withdrawal Event where the amount we would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
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
As of September 30, 2014, our estimated liability recorded for our withdrawal from the Fund was $157.4 million. We anticipate this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including the number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In April 2014, we submitted to the Fund a request for review and an information request for supporting documentation surrounding the Fund’s calculation and assessment of withdrawal liability.  To date the Fund has not responded to our request.  In September 2014, we submitted a formal demand for arbitration.  We expect arbitration hearings will commence in the first quarter of 2015.  We cannot predict the outcome of arbitration or any additional future proceedings.  Should the Fund’s assessment of withdrawal liability be upheld, we could owe an additional $67 million in cash payments over the 20-year payment period. The pendency of arbitration does not relieve us of our obligation to make progress payments while we dispute the amounts. For the nine months ended September 30, 2014, we made nine progress payments associated with the Fund's assessed withdrawal liability totaling $11.9 million.
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes our restricted cash and marketable securities as of September 30, 2014 and December 31, 2013:

	2014	2013
Financing proceeds	$26.6	$21.9
Capping, closure and post-closure obligations	56.8	56.0
Self-insurance	49.2	88.4
Other	0.9	3.4
Total restricted cash and marketable securities	$133.5	$169.7
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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. We operate in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 340 collection operations. We own or operate 197 transfer stations, 190 active solid waste landfills and 61 recycling centers. We also operate 72 landfill gas and renewable energy projects.
Revenue for the nine months ended September 30, 2014 increased by 4.6% to $6,563.1 million compared to $6,275.7 million for the same period in 2013. This change in revenue is due to increases in average yield of 1.3%, fuel recovery fees of 0.2%, volume of 2.1%, recycled commodities of 0.4% and acquisitions, net of divestitures of 0.6%.
The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenue	$2,264.1	100.0%	$2,165.4	100.0%	$6,563.1	100.0%	$6,275.7	100.0%
Expenses:
Cost of operations	1,397.3	61.7	1,317.6	60.9	4,091.6	62.3	3,950.7	62.9
Depreciation, amortization and depletion of property and equipment	218.6	9.6	206.2	9.5	628.5	9.6	597.9	9.5
Amortization of other intangible assets and other assets	17.0	0.8	18.2	0.8	50.5	0.8	53.1	0.9
Accretion	19.5	0.9	19.2	0.9	58.4	0.9	57.6	0.9
Selling, general and administrative	229.0	10.1	209.6	9.7	663.8	10.1	644.3	10.3
Negotiation and withdrawal costs - Central States Pension and Other Funds	0.3	—	41.6	1.9	1.8	—	157.7	2.5
Gain on disposition of assets and impairments, net	—	—	—	—	—	—	(1.9)	—
Restructuring charges	—	—	0.7	—	1.8	—	8.6	0.1
Operating income	$382.4	16.9%	$352.3	16.3%	$1,066.7	16.3%	$807.7	12.9%
Our pre-tax income was $295.4 million and $806.3 million for the three and nine months ended September 30, 2014, respectively, compared to $263.4 million and $537.8 million for the same periods in 2013, respectively. Our net income attributable to Republic Services, Inc. was $185.8 million and $497.3 million for the three and nine months ended September 30, 2014, or $0.52 and $1.39 per diluted share, respectively, compared to $171.4 million and $352.3 million, or $0.47 and $0.97 per diluted share for the same periods in 2013, respectively.
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

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$295.4	$185.8	$0.52	$263.4	$171.4	$0.47
Negotiation and withdrawal costs - Central States Pension and Other Funds	0.3	0.2	0.00	41.6	25.9	0.08
Restructuring charges	—	—	—	0.7	0.7	—
Loss on extinguishment of debt	—	—	—	—	0.1	—
Bridgeton remediation	—	—	—	—	0.1	—
Total adjustments	0.3	0.2	0.00	42.3	26.8	0.08
As adjusted	$295.7	$186.0	$0.52	$305.7	$198.2	$0.55

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$806.3	$497.3	$1.39	$537.8	$352.3	$0.97
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	1.8	1.1	0.00	157.7	98.3	0.27
Restructuring charges(1)	1.8	1.0	0.00	8.6	5.6	0.02
Loss on extinguishment of debt(1)	1.4	0.9	0.00	2.1	1.3	—
Gain on disposition of assets and impairments, net	—	—	—	(1.9)	(0.9)	—
Bridgeton remediation	36.1	21.8	0.06	108.7	65.6	0.18
Total adjustments	41.1	24.8	0.07	275.2	169.9	0.47
As adjusted	$847.4	$522.1	$1.46	$813.0	$522.2	$1.44

(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01 for the nine months ended September 30, 2014.
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
Negotiation and withdrawal costs - Central States Pension and Other Funds. During the nine months ended September 30, 2014, we recorded charges to earnings of $1.8 million, primarily related to costs associated with our 2013 withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). During the three and nine months ended September 30, 2013, we recorded charges to earnings of $41.6 million and $157.7 million, respectively, primarily related to our negotiation and withdrawal liability from the Fund. Also included within these charges to earnings for the three and nine months ended September 30, 2013 is $2.1 million related to withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico.

Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the nine months ended September 30, 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During the nine months ended September 30, 2013, we incurred $8.6 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits and the closure of offices with lease agreements with non-cancelable terms.
Loss on extinguishment of debt. We refinanced our Credit Facilities and certain of our tax-exempt financings in the second quarter of 2014, resulting in non-cash charges for deferred issuance costs of $1.4 million. During the nine months ended September 30, 2013, we refinanced certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $2.1 million.
Gain on disposition of assets and impairments, net. For a more detailed discussion of the components of this, see our "Gain on Disposition of Assets and Impairments, Net" discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Bridgeton remediation. During the first quarter of 2014, we recorded a charge to earnings of $36.1 million, primarily related to the design and construction of a leachate management facility at our closed Bridgeton Landfill in Missouri. During the nine months ended September 30, 2013, we recorded an environmental remediation charge in the amount of $108.7 million to manage the remediation area and monitor the site.
Recent Developments
In October 2014, we acquired all of the shares of Rainbow Disposal Co., Inc. (Rainbow) for $112 million cash and entered into agreements not to compete, along with other restrictive covenants, with key executives. We also assumed capital lease arrangements for operational facilities in Southern California.  Rainbow's operations in Southern California include hauling routes, a recycling facility, a transfer station, a compressed natural gas (CNG) refueling station, and a CNG-powered vehicle fleet.
Updated 2014 Financial Guidance and Fiscal Year 2015 Preliminary Outlook
In October 2014, we updated our full year 2014 guidance for adjusted diluted earnings per share. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2014, which is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2014
Diluted earnings per share	$1.86 - $1.87
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	0.00
Restructuring charges(1)	0.00
Loss on extinguishment of debt(1)	0.00
Bridgeton remediation	0.06
Total adjustments	0.07
Adjusted diluted earnings per share	$1.93 - $1.94
(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01.
We believe that presenting adjusted diluted earnings per share, which excludes negotiation and withdrawal costs - Central States Pension and Other Funds, restructuring charges, loss on extinguishment of debt, and Bridgeton remediation charges provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

We are also providing our preliminary outlook for 2015. Diluted earnings per share is expected to be in a range of $2.02 to $2.06.

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
The following table reflects our revenue by service line for the three and nine months ended September 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Collection:
Residential	$551.9	24.4%	$548.5	25.3%	$1,639.4	25.0%	$1,632.3	26.0%
Commercial	685.8	30.3	659.4	30.5	2,027.1	30.9	1,953.3	31.1
Industrial	471.5	20.8	433.0	20.0	1,329.0	20.2	1,223.0	19.5
Other	9.3	0.4	8.9	0.4	27.7	0.4	26.0	0.4
Total collection	1,718.5	75.9	1,649.8	76.2	5,023.2	76.5	4,834.6	77.0
Transfer	279.1		268.1		793.0		767.3
Less: intercompany	(169.6)		(159.7)		(486.9)		(461.4)
Transfer, net	109.5	4.8	108.4	5.0	306.1	4.7	305.9	4.9
Landfill	539.8		512.4		1,514.0		1,437.6
Less: intercompany	(243.4)		(236.2)		(698.9)		(677.9)
Landfill, net	296.4	13.1	276.2	12.8	815.1	12.4	759.7	12.1
Sale of recycled commodities	97.8	4.3	93.3	4.3	296.6	4.5	271.6	4.3
Other non-core	41.9	1.9	37.7	1.7	122.1	1.9	103.9	1.7
Other	139.7	6.2	131.0	6.0	418.7	6.4	375.5	6.0
Total revenue	$2,264.1	100.0%	$2,165.4	100.0%	$6,563.1	100.0%	$6,275.7	100.0%

The following table reflects changes in our revenue for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average yield	1.4%	1.3%	1.3%	1.3%
Fuel recovery fees	0.2	0.5	0.2	0.3
Total price	1.6	1.8	1.5	1.6
Workday impact	—	0.5	—	—
Volume	2.1	2.2	2.1	0.9
Total volume	2.1	2.7	2.1	0.9
Recycled commodities	0.2	0.7	0.4	0.1
Total internal growth	3.9	5.2	4.0	2.6
Acquisitions / divestitures, net	0.7	0.6	0.6	0.5
Total	4.6%	5.8%	4.6%	3.1%

Core price	3.0%	3.4%	3.1%	3.2%

During the three and nine months ended September 30, 2014, we experienced the following changes in our revenue as compared to the same periods in 2013:

•	Average yield increased revenue by 1.4% and 1.3% during the three and nine months ended September 30, 2014, respectively, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, generated 0.2% of the total revenue growth during each of the three and nine months ended September 30, 2014. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue. Higher fuel recovery fees for the three and nine months ended September 30, 2014 resulted primarily from an increase in the fuel recovery rates charged. During the three and nine months ended September 30, 2014, we were able to recover approximately 78% and 75%, respectively, of our direct fuel expenses with fuel recovery fees, compared to approximately 73% for the same periods in 2013.

•
Volume increased revenue by 2.1% during each of the three and nine months ended September 30, 2014, primarily due to volume increases in our industrial and commercial collection and landfill lines of business due to improving business activity and new National Accounts contracts, partially offset by declines in our residential collection and our transfer line of business. Volume increases in our landfill line of business were attributable to increased special waste volumes.

•
Recycled commodities increased revenue by 0.2% and 0.4% during the three and nine months ended September 30, 2014, respectively, primarily due to the mix of materials and increased production volumes. The average prices for old corrugated cardboard for the three and nine months ended September 30, 2014 were $112 and $119 per ton, respectively, compared to $134 and $127 per ton for the same periods in 2013, respectively. The average price of old newspaper for each of the three and nine months ended September 30, 2014 was $89 per ton, compared to $85 and $94 per ton for the same periods in 2013, respectively. Our recycled commodity volume for the three and nine months ended September 30, 2014 of 0.6 million tons sold and 1.8 million tons sold, respectively, was 4% and 7% higher, respectively, as a result of our continued investment in recycling centers along with increases in brokering of recycled commodity volumes on behalf of our National Accounts customers.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $31 million and $19 million, respectively.
Cost of Operations
Cost of operations includes labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal franchise fees and taxes, consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which include financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Labor and related benefits	$437.7	19.3%	$421.9	19.5%	$1,280.9	19.5%	$1,233.3	19.7%
Transfer and disposal costs	178.0	7.9	166.9	7.7	502.1	7.6	477.0	7.6
Maintenance and repairs	202.7	9.0	189.8	8.8	584.0	8.9	549.5	8.7
Transportation and subcontract costs	129.1	5.7	124.5	5.7	374.0	5.7	345.9	5.5
Fuel	130.4	5.8	132.1	6.1	394.1	6.0	388.7	6.2
Franchise fees and taxes	111.4	4.9	107.6	5.0	318.5	4.9	308.2	4.9
Landfill operating costs	36.2	1.6	22.6	1.0	109.9	1.7	100.1	1.6
Risk management	55.1	2.4	42.3	2.0	135.9	2.1	129.3	2.1
Cost of goods sold	40.2	1.8	33.0	1.5	122.9	1.8	91.3	1.4
Other	76.5	3.3	76.9	3.6	233.2	3.6	218.7	3.5
Subtotal	1,397.3	61.7	1,317.6	60.9	4,055.5	61.8	3,842.0	61.2
Bridgeton remediation	—	—	—	—	36.1	0.5	108.7	1.7
Total cost of operations	$1,397.3	61.7%	$1,317.6	60.9%	$4,091.6	62.3%	$3,950.7	62.9%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased $79.7 million and $140.9 million or, as a percentage of revenue, an increase of 0.8% and a decrease of 0.6% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases and higher collection volumes. The Central and East Regions experienced unfavorable weather conditions during the first quarter of 2014, which contributed to increases in labor expense, resulting from lower labor productivity.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During the nine months ended September 30, 2014 and 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•	Maintenance and repairs expense increased due to higher collection volumes, cost of parts, third party truck repairs and costs associated with our fleet maintenance initiative.

•	Transportation and subcontract costs increased primarily due to new National Accounts contracts and subcontracted work resulting from growth in landfill special waste volume.

•
Our fuel costs decreased for the three months ended September 30, 2014 due to lower prices of diesel fuel. Our fuel costs increased for the nine months ended September 30, 2014 due primarily to an increase in fuel gallon usage. Additionally, alternative fuel tax credits were recognized during 2013, which did not recur in 2014. The national average fuel cost per gallon for the three months ended September 30, 2014 was $3.84 compared to $3.91 for the same period in 2013, a decrease of $0.07 or 1.8%. The national average fuel cost per gallon for the nine months ended September 30, 2014 was $3.91 compared to $3.94 for the same period in 2013, a decrease of $0.03 or 0.7%.

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

•	Franchise fees and taxes increased due primarily to volume increases in our landfill line of business.

•
Landfill operating costs increased $13.6 million and $9.8 million for the three and nine months ended September 30, 2014, respectively, due to volume increases in our landfill line of business, as well as favorable remediation adjustments of $12.1 million in 2013, which did not recur in 2014.

•
Risk management expenses increased primarily due to unfavorable actuarial development in our vehicle liability program in 2014, compared to favorable actuarial development in our workers' compensation, vehicle liability and general liability self-insurance programs in 2013. During the nine months ended September 30, 2014, we continued to see favorable development in our workers' compensation program.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars increased primarily due to an increase in brokering and production of recycled commodity volumes.

•
Other expenses increased $14.5 million during the nine months ended September 30, 2014, primarily due to higher facility operating costs, including property taxes related to infrastructure investments. Other expenses also increased due to higher utility costs associated with the unfavorable weather conditions experienced in our Central and East Regions during the first quarter of 2014, as well as $4.8 million of 2012 alternative fuel tax credits recognized during the first quarter of 2013, which did not recur in 2014. For the three months ended September 30, 2014, other expenses were relatively flat.

•
During the first quarter of 2014, we recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility at our closed Bridgeton Landfill in Missouri. During the three and nine months ended September 30, 2013, we recorded an environmental remediation charge of $108.7 million to manage the remediation area and monitor the site. It is reasonably possible that our recorded estimates may change in the near term depending on the extent and nature of our remediation efforts at the Bridgeton facility.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Depreciation and amortization of property and equipment	$145.3	6.4%	$137.4	6.3%	$426.9	6.5%	$405.3	6.5%
Landfill depletion and amortization	73.3	3.2	68.8	3.2	201.6	3.1	192.6	3.0
Depreciation, amortization and depletion expense	$218.6	9.6%	$206.2	9.5%	$628.5	9.6%	$597.9	9.5%

Depreciation and amortization of property and equipment in aggregate dollars increased primarily due to higher acquisition costs of replacement vehicles and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters.
Landfill depletion and amortization expense in aggregate dollars increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. Also, during the nine months ended September 30, 2014, we recorded favorable amortization adjustments of $5.8 million due to an increase in deemed probable expansion airspace at certain of our active solid waste landfills, compared to favorable amortization adjustments of $1.1 million and $1.7 million related to asset retirement obligations at closed landfills during the three and nine months ended September 30, 2013, respectively.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $17.0 million and $50.5 million, or 0.8% of revenue, for the three and nine months ended September 30, 2014, respectively, compared to $18.2 million and $53.1 million, or 0.8% and 0.9% of revenue, for the same periods in 2013, respectively. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. The decline in amortization is the result of certain intangible assets now being fully amortized.

Accretion Expense
Accretion expense was $19.5 million and $58.4 million, or 0.9% of revenue, for the three and nine months ended September 30, 2014, respectively, compared to $19.2 million and $57.6 million, or 0.9% of revenue, for the same periods in 2013, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, health and welfare benefits, and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, legal settlements, marketing, investor and community relations services, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges. Restructuring charges are excluded from selling, general and administrative expenses and are discussed separately.
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Salaries	$144.3	6.4%	$131.2	6.1%	$425.8	6.5%	$408.2	6.5%
Provision for doubtful accounts	7.9	0.3	0.6	—	16.3	0.2	8.1	0.1
Other	76.8	3.4	77.8	3.6	221.7	3.4	228.0	3.7
Total selling, general and administrative expenses	$229.0	10.1%	$209.6	9.7%	$663.8	10.1%	$644.3	10.3%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies. The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2014 and 2013 are summarized below:

•
Salaries increased primarily due to higher wages resulting from merit increases, increased headcount and $2.5 million of severance costs due to executive management departures. Additionally, we recorded a reduction to management incentive compensation and a favorable adjustment of $2.6 million related to defined retirement benefits during the three and nine months ended September 30, 2013, which did not recur in 2014.

•
Provision for doubtful accounts increased primarily due to a net favorable adjustment, recorded in our corporate segment in 2013, of $8.3 million resulting from a change in our estimated future bad debts.

•
Other selling, general and administrative expenses decreased during the nine months ended September 30, 2014, primarily due to legal settlement charges incurred during the nine months ended September 30, 2013, which did not recur to the same extent in 2014. Partially offsetting this decrease were certain costs associated with strategic growth initiatives as well costs incurred with the acquisition of various solid waste businesses. For the three months ended September 30, 2014, other selling, general and administrative expenses were relatively flat.

Negotiation and Withdrawal Costs - Central States Pension and Other Funds
During the nine months ended September 30, 2014, we recorded charges to earnings of $1.8 million, primarily related to costs associated with our 2013 withdrawal from the Fund. During the three and nine months ended September 30, 2013, we recorded charges to earnings of $41.6 million and $157.7 million, respectively, primarily related to our negotiation and withdrawal liability from the Fund. Also included within these charges to earnings for the three and nine months ended September 30, 2013 is $2.1 million related to withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico.
For additional discussion and detail regarding our obligations to the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Gain on Disposition of Assets and Impairments, Net
During the nine months ended September 30, 2013, we recorded a net gain on disposition of assets and impairments of $1.9 million, primarily related to the contingent sales price of $1.0 million received in connection with a 2011 business divestiture in our West Region. In addition, during the nine months ended September 30, 2013, we disposed of a business in one market in our West Region resulting in a gain of $0.9 million and $1.7 million of proceeds.
Restructuring Charges
During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the nine months ended September 30, 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During the nine months ended September 30, 2013, we incurred $8.6 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits and the closure of offices with lease agreements with non-cancelable terms.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and self-funded risk insurance liabilities assumed in the Allied acquisition, for the three and nine months ended September 30, 2014 and 2013 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense on debt and capital lease obligations	$77.9	$80.4	$231.3	$239.5
Accretion of debt discounts	1.7	1.8	5.0	5.2
Accretion of remediation reserves and other	9.5	10.1	28.6	30.4
Less: capitalized interest	(2.1)	(2.3)	(4.1)	(5.3)
Total interest expense	$87.0	$90.0	$260.8	$269.8

During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $1.9 million and a $5.8 million reduction in interest expense during the three and nine months ended September 30, 2014, respectively, compared to a $0.6 million reduction in interest expense during the same periods in 2013. Additionally, there were lower variable rates on our tax-exempt financings, which also contributed to the reduction in interest expense during 2014. Cash paid for interest was $237.8 million and $240.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Loss on Extinguishment of Debt
We refinanced our Credit Facilities and certain of our tax-exempt financings in the second quarter of 2014, resulting in non-cash charges for deferred issuance costs of $1.4 million. During the nine months ended September 30, 2013, we refinanced certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $2.1 million.
Other (Expense) Income, Net
Other (expense) income, net was $(0.1) million and $1.2 million for the three and nine months ended September 30, 2014, respectively, compared to $1.0 million and $1.5 million for the same periods in 2013, respectively. The decrease in other (expense) income, net is primarily due to the losses associated with the investments in our deferred compensation plan, partially offset by the recognition of ineffectiveness of certain of our interest rate hedges.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2014 was 37.1% and 38.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was favorably affected by the realization of additional federal and state benefits on our 2013 tax returns, lower state rates due to changes in estimates and adjustments to deferred taxes.

Income taxes paid, net of refunds received, were $280.3 million and $196.1 million for the nine months ended September 30, 2014 and 2013, respectively.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Reportable Segments
We manage and evaluate our operations through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2014 and 2013 is shown in the following tables (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
Three Months Ended September 30, 2014
East	$642.2	$69.3	$(0.2)	$69.1	$—	$109.7	17.1%
Central	685.8	83.8	—	83.8	—	135.1	19.7
West	891.9	91.5	(0.2)	91.3	—	207.3	23.2
Corporate entities	44.2	10.9	—	10.9	—	(69.7)	—
Total	$2,264.1	$255.5	$(0.4)	$255.1	$—	$382.4	16.9%
Three Months Ended September 30, 2013
East	$625.8	$63.7	$—	$63.7	$—	$110.4	17.6%
Central	653.9	79.4	—	79.4	—	135.9	20.8
West	854.5	89.3	—	89.3	—	198.1	23.2
Corporate entities	31.2	12.3	(1.1)	11.2	—	(92.1)	—
Total	$2,165.4	$244.7	$(1.1)	$243.6	$—	$352.3	16.3%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
Nine Months Ended September 30, 2014
East	$1,869.5	$201.6	$(0.2)	$201.4	$—	$323.1	17.3%
Central	1,962.8	242.1	(0.6)	241.5	—	364.0	18.5
West	2,597.7	267.7	(5.4)	262.3	—	612.3	23.6
Corporate entities	133.1	32.2	—	32.2	—	(232.7)	—
Total	$6,563.1	$743.6	$(6.2)	$737.4	$—	$1,066.7	16.3%
Nine Months Ended September 30, 2013
East	$1,845.5	$187.7	$—	$187.7	$—	$339.7	18.4%
Central	1,874.7	229.1	(0.1)	229.0	—	361.8	19.3
West	2,475.1	257.1	—	257.1	1.9	557.9	22.5
Corporate entities	80.4	36.3	(1.5)	34.8	—	(451.7)	—
Total	$6,275.7	$710.2	$(1.6)	$708.6	$1.9	$807.7	12.9%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2014 with the same periods in 2013 are discussed in the following paragraphs.
East Region
Revenue for the three and nine months ended September 30, 2014 increased 2.6% and 1.3%, respectively, due primarily to increases in average yield in all lines of business. Volumes increased in our commercial and industrial collection and landfill lines of business but were partially offset by the decline in volume in our residential collection line of business. Volume increases in our landfill line of business were primarily attributable to increased special waste and construction and demolition volumes. These increases were partially offset by lower recycled commodity revenue.
Operating income in our East Region decreased from $110.4 million for the three months ended September 30, 2013, or a 17.6% operating margin, to $109.7 million for the three months ended September 30, 2014, or a 17.1% operating margin. Operating income in our East Region decreased from $339.7 million for the nine months ended September 30, 2013, or an 18.4% operating margin, to $323.1 million for the nine months ended September 30, 2014, or a 17.3% operating margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin for the nine months ended September 30, 2014, primarily due to higher repair and maintenance costs, as well as increased labor and benefits and utility costs resulting largely from unfavorable weather conditions during the first quarter of 2014. These unfavorable items were partially offset by lower cost of goods sold and reduced fuel costs due to lower diesel fuel prices. For the three months ended September 30, 2014, the cost of operations margin impact was flat.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three and nine months ended September 30, 2014 due to higher acquisition costs of replacement vehicles. Landfill depletion and amortization also unfavorably impacted operating income margin for the three and nine months ended September 30, 2014 due to higher landfill volumes associated with increased special waste and construction and demolition volumes.

•
Selling, general and administrative costs favorably impacted operating income margin for the three months ended September 30, 2014 and unfavorably impacted operating income margin for the nine months ended September 30, 2014 primarily due to legal settlement charges from matters occurring in the ordinary course of business.

Central Region
Revenue for the three months ended September 30, 2014 increased 4.9% primarily due to average yield increases in commercial and industrial collection and disposal lines of business, as well as volume increases in all collection and landfill lines of business. These increases were partially offset by lower recycled commodity revenue and a decrease in volume in our transfer line of business.
Revenue for the nine months ended September 30, 2014 increased 4.7% primarily due to average yield increases in all collection and transfer lines of business, as well as volume increases in all collection and landfill lines of business, except for construction and demolition. These increases were partially offset by lower recycled commodity revenue and a decrease in volume in our transfer line of business.
Operating income in our Central Region decreased from $135.9 million for the three months ended September 30, 2013, or a 20.8% operating margin, to $135.1 million for the three months ended September 30, 2014, or a 19.7% operating margin. Operating income increased and operating margin decreased in our Central Region from $361.8 million for the nine months ended September 30, 2013, or a 19.3% operating margin, to $364.0 million for the nine months ended September 30, 2014, or an 18.5% operating margin. The following cost categories impacted operating income:

•	For the three and nine months ended September 30, 2014, the cost of operations margin impact was flat.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three and nine months ended September 30, 2014 due to higher acquisition costs of replacement vehicles. Landfill depletion and amortization also unfavorably impacted operating income margin for the three and nine months ended September 30, 2014 due to higher landfill volumes and an overall increase in our average depletion rate.

•
Selling, general and administrative costs unfavorably impacted operating income margin during the three and nine months ended September 30, 2014 primarily due to favorable legal settlements recorded during 2013, which resulted from legal matters occurring in the ordinary course of business.

West Region
Revenue for the three and nine months ended September 30, 2014 increased 4.4% and 5.0%, respectively, due to increases in average yield in all lines of business, and increases in volume in our collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste and construction and demolition volumes.
Operating income in our West Region increased from $198.1 million for the three months ended September 30, 2013 to $207.3 million for the three months ended September 30, 2014. Operating margin remained flat at 23.2% for the three months ended September 30, 2014 compared to the same period in 2013. Operating income in our West Region increased from $557.9 million for the nine months ended September 30, 2013, or a 22.5% operating margin, to $612.3 million for the nine months ended September 30, 2014, or a 23.6% operating margin, primarily as a result of increased revenue and the following:

•
Cost of operations favorably impacted operating income margin during the nine months ended September 30, 2014 primarily due to lower risk management expenses, partially offset by higher cost of goods sold. For the three months ended September 30, 2014, the cost of operations margin impact was relatively flat.

•
Landfill depletion was favorably impacted by the amortization adjustment of $5.2 million during the nine months ended September 30, 2014 due to an increase in deemed probable airspace expansion at one of our active solid waste landfills. Partially offsetting this favorable impact was higher depletion rates resulting from the acquisition of the San Angelo Landfill during the three months ended September 30, 2014.

•
Selling, general and administrative expenses favorably impacted operating income margin during the nine months ended September 30, 2014 due to higher legal settlement expenses incurred during the nine months ended September 30, 2013 from matters occurring in the ordinary course of business. For the three months ended September 30, 2014, the margin impact due to selling, general and administrative expenses was flat.

•
Gain on disposition of assets and impairments, net unfavorably impacted operating income during the nine months ended September 30, 2014 primarily due to contingent sale price of $1.0 million received in 2013 on a 2011 business divestiture.

Corporate Entities
Operating loss in our Corporate Region decreased from $92.1 million for the three months ended September 30, 2013 to $69.7 million for the three months ended September 30, 2014. The improvement in operating loss primarily relates to 2013 legal settlement expenses of $15.3 million, as well as $40.7 million of charges to earnings for our partial withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, both of which did not recur in 2014. Partially offsetting the improvement in operating loss was a favorable remediation adjustment for a closed landfill site of $12.1 million in 2013 and a net favorable adjustment in 2013 of $8.3 million resulting from a change in our estimated future bad debts. Additionally, during the three months ended September 30, 2014, we recognized unfavorable actuarial development primarily in our vehicle liability self-insurance program compared to overall favorable actuarial development in 2013. We also recognized increased costs associated with strategic growth initiatives and management incentive compensation during 2014.
Operating loss in our Corporate Region decreased from $451.7 million for the nine months ended September 30, 2013 to $232.7 million for the nine months ended September 30, 2014. The improvement in operating loss primarily relates to unfavorable remediation adjustments in 2013 of $108.7 million recorded at our closed Bridgeton Landfill in Missouri and charges to earnings of $140.7 million in 2013 for our withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, compared to $36.1 million recorded during 2014 for environmental remediation at Bridgeton Landfill.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the nine months ended September 30, 2014:

	Balance as of December 31, 2013	New Expansions Undertaken	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2014
Cubic yards (in millions):
Permitted airspace	4,650.6	—	58.1	(56.0)	0.3	4,653.0
Probable expansion airspace	222.9	47.1	(44.1)	—	—	225.9
Total cubic yards (in millions)	4,873.5	47.1	14.0	(56.0)	0.3	4,878.9
Number of sites:
Permitted airspace	190		—			190
Probable expansion airspace	9	2	(2)			9
As of September 30, 2014, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of September 30, 2014, total available disposal capacity is estimated to be 4.7 billion in-place cubic yards of permitted airspace plus 0.2 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria.
As of September 30, 2014, nine of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 54 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 66 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of September 30, 2014, accrued final capping, closure and post-closure costs were $1,128.3 million, of which $90.1 million were current and $1,038.2 million were long-term as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  As of December 31, 2013, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $93.9 million. During the nine months ended September 30, 2014, we paid $50.1 million related to management and monitoring of the remediation area. During that period, we also recorded a charge to earnings of $36.1 million, primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade treatment facility design features and infrastructure.  During the three months ended September 30, 2014, we completed construction of the leachate management facility, but it is not functioning at full capacity and is still in a testing mode.  We expect that the facility will function at full capacity late in the fourth quarter of 2014 or in early 2015.  We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability.  As of September 30, 2014, the remediation liability recorded for this site is $79.9 million, of which $16.4 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $240 million higher than the amount recorded as of September 30, 2014.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement remedial activities at the Congress Landfill. The remediation liability recorded as of September 30, 2014 is $83.0 million, of which $1.6 million is expected to be paid during the remainder of 2014. We believe the remaining reasonably possible high end of our range would be approximately $67 million higher than the amount recorded as of September 30, 2014.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the nine months ended September 30, 2014 (in millions of dollars):

	Balance as of December 31, 2013	Capital Additions	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of September 30, 2014
Non-depletable landfill land	$164.2	$—	$—	$—	$(0.1)	$—	$164.1
Landfill development costs	5,392.7	0.6	26.6	29.1	51.0	(17.7)	5,482.3
Construction-in-progress - landfill	72.5	200.6	—	—	(49.3)	—	223.8
Accumulated depletion and amortization	(2,160.2)	(207.8)	—	—	—	6.2	(2,361.8)
Net investment in landfill land and development costs	$3,469.2	$(6.6)	$26.6	$29.1	$1.6	$(11.5)	$3,508.4
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts, final capping, closure, post-closure costs, remediation liabilities, and accrued self-insurance during the nine months ended September 30, 2014 and 2013 (in millions of dollars):

	Allowance for Doubtful Accounts	Final Capping, Closure and Post-Closure	Remediation	Self- Insurance
Balance as of December 31, 2013	$38.3	$1,091.3	$551.7	$431.5
Non-cash additions	—	29.1	—	—
Acquisitions/divestitures and other adjustments	—	3.7	—	—
Asset retirement obligation adjustments	—	(17.7)	—	—
Accretion expense	—	58.4	19.0	1.8
Additions charged to expense	16.3	—	36.2	263.7
Payments or usage	(14.1)	(36.5)	(75.0)	(282.1)
Balance as of September 30, 2014	40.5	1,128.3	531.9	414.9
Less: current portion	—	(90.1)	(74.8)	(123.1)
Long-term portion	$40.5	$1,038.2	$457.1	$291.8
As of September 30, 2014, accounts receivable were $955.2 million, net of allowance for doubtful accounts of $40.5 million, resulting in days sales outstanding of 38, or 26 days net of deferred revenue. In addition, as of September 30, 2014, our accounts receivable in excess of 90 days outstanding totaled $63.7 million, or 6.4% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2014 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2014
Other land	$377.6	$0.6	$(0.4)	$1.1	$—	$—	$(0.1)	$378.8
Non-depletable landfill land	164.2	—	(0.1)	—	—	—	—	164.1
Landfill development costs	5,392.7	0.6	(0.1)	26.6	29.1	(17.7)	51.1	5,482.3
Vehicles and equipment	5,403.7	443.2	(98.0)	18.9	—	—	15.8	5,783.6
Buildings and improvements	935.6	16.4	(2.9)	1.0	—	—	4.7	954.8
Construction-in- progress - landfill	72.5	200.6	—	—	—	—	(49.3)	223.8
Construction-in- progress - other	13.3	31.8	—	—	—	—	(23.9)	21.2
Total	$12,359.6	$693.2	$(101.5)	$47.6	$29.1	$(17.7)	$(1.7)	$13,008.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2013	Additions Charged to Expense	Retirements	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2014
Landfill development costs	$(2,160.2)	$(207.8)	$—	$6.2	$—	$(2,361.8)
Vehicles and equipment	(2,883.8)	(396.8)	92.4	—	0.1	(3,188.1)
Buildings and improvements	(278.8)	(31.7)	0.9	—	0.2	(309.4)
Total	$(5,322.8)	$(636.3)	$93.3	$6.2	$0.3	$(5,859.3)

Liquidity and Capital Resources
The major components of changes in cash flows for the nine months ended September 30, 2014 and 2013 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013 (in millions of dollars):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$1,101.6	$1,137.2
Net cash used in investing activities	(711.0)	(736.6)
Net cash used in financing activities	(490.9)	(370.9)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2014 and 2013 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $224.0 million during the nine months ended September 30, 2014, compared to a decrease of $169.5 million during the comparable 2013 period, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $77.8 million during the nine months ended September 30, 2014 due to timing of billings net of collections, compared to a $70.8 million increase in the comparable 2013 period. As of September 30, 2014, our days sales outstanding was 38, or 26 days net of deferred revenue, compared to 38, or 25 days net of deferred revenue, as of September 30, 2013.

•	Our accounts payable decreased $2.3 million during the nine months ended September 30, 2014 due to the timing of payments, compared to an $18.4 million increase in the same period in 2013.

•
Cash paid for income taxes was $280.3 million and $196.1 million for the nine months ended September 30, 2014 and 2013, respectively, primarily due to increased earnings and the expiration of the favorable tax depreciation provisions of the American Tax Relief Act of 2012.

•
Cash paid for restructuring expenditures was $13.8 million lower during the nine months ended September 30, 2014 compared to the same period in 2013 due to severance and other employee termination benefits, relocation benefits and the closure of offices with lease agreements with non-cancelable terms associated with our restructuring activities during the fourth quarter of 2012.

•
Cash paid for capping, closure and post-closure obligations was $22.5 million lower during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $17.8 million payment to settle our post-closure liability for one of our closed landfill sites in 2013.

•
Cash paid for remediation obligations was $9.3 million lower during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to remediation activity at our closed Bridgeton Landfill in Missouri.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 are summarized below:

•
Capital expenditures during the nine months ended September 30, 2014 were $683.1 million, compared with $688.7 million in the comparable 2013 period. Property and equipment received during the nine months ended September 30, 2014 and 2013 was $691.6 million and $701.3 million, respectively.

•
During the nine months ended September 30, 2014, we paid $73.5 million for acquisitions of collection and landfill businesses in all three regions. During the comparable 2013 period, we paid $49.0 million for acquisitions of collection businesses in all three regions.

•
Our restricted cash and marketable securities balances decreased $36.2 million and increased $11.3 million during the nine months ended September 30, 2014 and 2013, respectively. The decrease of $36.2 million was primarily due to a release of restricted investments related to our self-insurance programs. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for consideration paid for future business acquisitions.

Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2014 and 2013 are summarized below:

•
Payments of notes payable and long-term debt, net of proceeds were $11.2 million during the nine months ended September 30, 2014, compared to net payments of $42.4 million in the same period in 2013. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
In October 2013, the board of directors added $650 million to the share repurchase authorization originally approved by the board of directors in November 2010. During the nine months ended September 30, 2014, we repurchased $277.3 million or 8.0 million shares of our common stock. From November 2010 to September 30, 2014, we repurchased 43.5 million shares of our common stock for $1,316.5 million at a weighted average cost per share of $30.28.

•
In July 2014, our board of directors approved a quarterly dividend of $0.28 per share. Dividends paid were $279.1 million and $254.9 million during the nine months ended September 30, 2014 and 2013, respectively.

Financial Condition
As of September 30, 2014, we had $113.0 million of cash and cash equivalents and $133.5 million of restricted cash deposits and restricted marketable securities, including $26.6 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $56.8 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $49.2 million of restricted cash and marketable securities related to our self-funded insurance obligations.
Credit Facilities
For discussion and detail regarding our debt, refer to Note 7, Debt to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
In June 2014, we entered into a $1.25 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in April 2016. The Replacement Credit Facility matures in June 2019 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows the Company to increase availability, at our option, by an aggregate amount of up to $500 million, through increased commitments from existing lenders or the addition of new lenders.
The credit agreements require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of September 30, 2014, our EBITDA to interest ratio was 6.99 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.85 compared to the 3.75 maximum allowed by the covenants. In connection with entering into the Replacement Credit Facility and Amendment No. 3 to the Existing Credit Facility, our maximum total debt to EBITDA ratio was increased to 3.75 for each fiscal quarter ending before and including December 31, 2015, and 3.50 for each fiscal quarter ending thereafter.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of September 30, 2014 and December 31, 2013, we had no borrowings under our Credit

Facilities. We had $610.3 million and $722.1 million of letters of credit using availability under our Credit Facilities, leaving $1,639.7 million and $1,527.9 million of availability under our Credit Facilities as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014, and December 31, 2013, we had no borrowings under our Uncommitted Credit Facility. The Uncommitted Credit Facility may be terminated at any time by either party.
Interest Rate Swap Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of September 30, 2014, our outstanding swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For the three and nine months ended September 30, 2014, we recognized $1.9 million and $5.8 million, respectively, compared to $0.6 million during the same periods in 2013, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.
Intended Uses of Cash
We intend to use excess cash on hand and cash from operating activities to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments. Debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe our excess cash, cash from operating activities and our availability to draw from our Credit Facilities provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.
We may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We also may explore opportunities in capital markets to fund redemptions should market conditions be favorable. Any early extinguishment of debt may result in a charge to earnings in the period in which the debt is repurchased and retired.
Credit Rating
We have received investment grade credit ratings. As of September 30, 2014, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
The following table calculates our free cash flow for the three and nine months ended September 30 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash provided by operating activities	$379.3	$375.7	$1,101.6	$1,137.2
Purchases of property and equipment	(210.2)	(226.9)	(683.1)	(688.7)
Proceeds from sales of property and equipment	7.2	4.6	13.9	12.0
Free cash flow	$176.3	$153.4	$432.4	$460.5

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of property and equipment as reflected in our unaudited consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table reconciles property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three and nine months ended September 30 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$210.2	$226.9	$683.1	$688.7
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(6.8)	(0.4)	8.5	12.6
Property and equipment received during the period	$203.4	$226.5	$691.6	$701.3

The adjustments noted above do not affect our net change in cash and cash equivalents as reflected in our unaudited consolidated statements of cash flows.
We believe that presenting free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment received, plus proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy, which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade credit rating and minimizing debt, paying cash dividends and repurchasing common stock, and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.
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
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2013. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
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
Revenue from sales of these products during the nine months ended September 30, 2014 and 2013 was $296.6 million and $271.6 million, respectively.
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
At September 30, 2014, we had approximately $972.1 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and cash payments for interest would increase or decrease by approximately $12.7 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $47.6 million relating to our outstanding legal proceedings as of September 30, 2014, including those described in this Form 10-Q and others not specifically identified herein. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $64.4 million higher than the amount recorded as of September 30, 2014.
General Legal Proceedings
Luri Matter
On August 17, 2007, a former employee, Ronald Luri, sued Republic Services, Inc., Republic Services of Ohio Hauling LLC, Republic Services of Ohio I LLC, Jim Bowen and Ron Krall in the Cuyahoga County Common Pleas Court in Ohio. Plaintiff alleges that he was unlawfully fired in retaliation for refusing to discharge or demote three employees who were all over 50 years old. On July 3, 2008, a $46.6 million jury verdict was awarded against us, including $43.1 million in punitive damages. On September 24, 2008, the court awarded pre-judgment interest of $0.3 million and attorney fees and litigation costs of $1.1 million. We appealed to the Court of Appeals, and on May 19, 2011 the court reduced the punitive damages award to $7.0 million. Plaintiff appealed to the Ohio Supreme Court, challenging the reduction of punitive damages. We cross-appealed, seeking a new trial on the ground that the proceedings in the trial court violated Ohio's punitive damages statute, which requires that the compensatory and punitive damages phases of trial be bifurcated in certain types of cases. On February 15, 2012, in a case called Havel v. Villa St. Joseph, the Ohio Supreme Court upheld the constitutionality of the bifurcation requirement. On July 3, 2012, the Ohio Supreme Court reversed the judgment against us and remanded the case for application of its decision in Havel. On October 4, 2013, the Cuyahoga County Common Pleas Court declared that defendants are entitled to a new trial. On September 4, 2014, the Court of Appeals upheld the trial court’s grant of a new trial. Luri has now filed a Notice of Appeal with the Ohio Supreme Court.
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
In a suit originally filed on December 23, 2009 in the Circuit Court of Cook County, Illinois and subsequently amended to add additional plaintiffs, approximately 3,000 plaintiffs sued our subsidiaries Allied Transportation and Allied Waste Industries, Inc. (Allied), and CDC and Sexton. The court entered an order dismissing Allied without prejudice on October 26, 2010. The plaintiffs allege bodily injury, property damage and inability to have normal use and enjoyment of property arising from, among other things, odors and other damages arising from landfill gas leaking, and they base their claims on negligence, trespass, and nuisance. On January 6, 2012, the court took plaintiffs' motion for leave to amend their complaint to seek punitive damages under advisement, to be considered on a plaintiff-by-plaintiff basis. The court also granted plaintiffs leave to serve discovery on the punitive damages issue. Following the court's order in our favor striking the plaintiffs' allegations requesting actual damages in excess of $50 million and punitive damages in excess of $50 million, the amount of damages being sought is unspecified. Discovery is ongoing.
Bridgeton Landfill Matters - Buck Matter
On March 20, 2013, a group of residents living near the Bridgeton Landfill filed a purported class action in Saint Louis County Circuit Court, Missouri, on behalf of tenants and owner-occupants of property within a one-mile radius of the landfill. Defendants, Republic Services, Inc., Allied Services, LLC, and Bridgeton Landfill, LLC subsequently removed the action to the United States District Court for the Eastern District of Missouri. The action alleges that odors escaping from the landfill due to a subsurface smoldering event diminished the value of plaintiffs’ property, caused irritation to the eyes, nose or throat, and negatively affected their use and enjoyment of their property. The action also seeks an injunction requiring the landfill to take action to prevent the subsurface smoldering event from reaching radioactive materials buried in the adjacent Westlake Landfill. The plaintiffs each seek $500,000 in punitive damages on behalf of themselves and those similarly situated, and an unspecified amount in compensatory damages. On April 15, 2014, we entered into a Settlement Agreement and Release with settling members of the classes in exchange for our payment of approximately $6.9 million. On August 24, 2014, the court gave final settlement approval. On September 25, 2014, we paid $4.8 million to 981 participating class members, representing a 79% participation rate.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction, under which, the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR. On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill, in Sylmar, California, entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emissions charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement, Sunshine Canyon has received an additional 25 NOVs from SCAQMD for odors and excess surface emissions.

ITEM 1A.	RISK FACTORS.
There were no material changes during the nine months ended September 30, 2014 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2014:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 2014	31,092	$37.01	31,092	$503,570,097
August 2014	313,900	$38.32	313,900	$491,540,399
September 2014	210,000	$39.24	210,000	$483,300,667
	554,992		554,992

(a)
In October 2013, our board of directors added $650 million to the share repurchase authorization originally approved by the board of directors in November 2010. The program extends through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time.

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

10.1+
Offer Letter, dated August 22, 2014, by and between Charles F. Serianni and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 25, 2014).

10.2+
Separation agreement, entered into October 7, 2014, by and between Glenn A. Culpepper and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 8, 2014).

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

REPUBLIC SERVICES, INC.

Date:	October 30, 2014	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2014	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)