Form 10-K
period 2014-12-31
REPUBLIC SERVICES, INC.
filed 2015-02-23
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2014, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $13.5 billion.
As of February 10, 2015, the registrant had outstanding 353,059,223 shares of Common Stock (excluding treasury shares of 61,774,399).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic,” “the Company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste services industry, as measured by revenue. As of December 31, 2014, we operate in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 340 collection operations. We own or operate 198 transfer stations, 189 active solid waste landfills and 60 recycling centers. We also operate 72 landfill gas and renewable energy projects. We were incorporated as a Delaware corporation in 1996.
Based on an industry trade publication, the United States non-hazardous solid waste services industry generates annual revenue of approximately $55 billion, of which approximately 45% is recognized by publicly owned waste companies. Industry data also indicates that the non-hazardous solid waste services industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 35% and 20%, respectively, of total industry revenue. We believe growth in the solid waste industry historically has been linked primarily to growth in the overall economy, including the level of new household and business formation and changes in residential and commercial construction activity.
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
We manage and evaluate our operations through three geographic operating regions that are also our reportable segments: East, Central and West. Each region is organized into several areas and each area contains multiple business units or operating locations. Each of our regions and all of our operating areas provide collection, transfer, recycling and landfill services. We believe this structure facilitates integrating our operations within each region, which is a critical component of our operating strategy. It also allows us to maximize the growth opportunities in each of our markets and to operate the business efficiently, while minimizing administrative overhead costs and maintaining effective controls and standards over operational and administrative matters, including financial reporting. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.
Our Core Priorities
Commitment to Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. Due to the nature of our industry, we prioritize safety above all else and we recognize and reward employees for outstanding safety records. Over the past 7 years our safety performance (based on OSHA recordable rates) has been 42% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and equipment our employees touch, there are constant reminders for employees to go home in the same condition that they came to work. Our goal is to ensure every one of our employees returns home safely each night.
We are proud of our two safety incentive programs: Dedicated to Safety and Dedicated to Excellence. For Dedicated to Safety, employees must meet all safety requirements for the year, including no preventable accidents and no safety warnings. For Dedicated to Excellence, employees must earn the Dedicated to Safety Award and meet additional criteria for customer service, attendance and other performance metrics. During 2014, approximately 12,000 of our employees earned the Dedicated to Safety Award and almost 6,000 earned the Dedicated to Excellence recognition. Further, our industry-leading safety training program, Focus 6, provides employees with tips and techniques to prevent the six most common types of serious accidents: backing, intersections, push-pull-lift, rear collisions, rollover, and pedestrian.
We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, National Waste & Recycling Association’s Driver of the Year. Since 2009, Republic drivers have won Driver of the Year for the large truck category 10 out of 12 times. In 2014, Republic swept the category with all three winners: Large Residential, Large Industrial and Large Commercial.

Commitment to Compliance
We also are dedicated to compliance. Compliance with laws and our policies and procedures is essential to our efforts to gain and keep the confidence and support of customers, regulatory and other governmental agencies, suppliers and the public. Most important, compliance is simply the right thing to do and is a critical part of the way we do business. Thus, we require all of our employees and independent contractors to comply with all applicable laws and rules, our Compliance Program and our Code of Business Ethics and Conduct. We also require them to report any violation or illegal activity to us so that we may deal with it appropriately.
Environmental and Social
Republic has made, and continues to make, significant investments in high-impact areas of our business to provide meaningful improvements in environmental and social conditions, and we publicly report on our efforts in these areas.
Environmental. In 2014, we participated in the Carbon Disclosure Project (CDP) S&P 500 Climate Change Report. The report represents the progress companies achieve in reducing emissions, responding to climate-related risks and opportunities, and mobilizing influence to manage climate change. For our first year, which creates a baseline for future submissions, we earned a disclosure score of 93 out of 100, which reflects our strong commitment to transparency, thoroughness and responsibility, and a C band in performance, which we see as a strong starting point for a first-year responder. We also recently released a Sustainability Report, which modeled the CDP protocol. Our Sustainability Report, which is available on our website at www.republicservices.com, reflects our work in Republic’s five pillars of sustainability: Operations, Materials Management, Communities, Safety and People.
With approximately 16,000 trucks on the road, Republic operates the 8th largest vocational fleet in the country. Approximately 2,200 of our vehicles are powered by compressed natural gas (CNG) at our 36 natural gas fueling stations nationwide. Roughly 35% of the vehicles we bought in 2014 are powered by this domestic fuel source. We believe using CNG vehicles provides us a competitive advantage while reducing the amount of fuel required for our operations, improving air emissions, and significantly reducing vehicle noise profiles. Our CNG fleet has carbon emission reduction benefits equal to removing nearly 13,000 taxis from the roads.
Republic has 60 recycling centers across the nation. We collected nearly 5 million tons of recyclable materials in 2014, enabling discarded items to be regenerated into newspaper, cardboard, glass and plastic bottles, tissue, paper towels, and metal cans. Recycling this quantity of material saves 15 million tons of carbon dioxide equivalent (CO2e), which is nearly as much as our entire carbon footprint.
Republic is equally committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it into energy. We operate 72 landfill gas and renewable energy projects across the country. Annually, these projects generate enough electricity to power approximately 400,000 households, meeting the needs of a community the size of Austin, Texas. In addition, the carbon emission reductions benefit from our current landfill gas and renewable energy projects is equal to removing more than 4 million cars from the roads.
Social. We believe there is no better way to protect our planet than to recruit and hire the heroes who have protected our country. We actively recruit and hire veterans - those transitioning from military life as well as those long discharged from active duty. We value the skills, experience and operational excellence they bring to our organization, as well as their commitment to a better tomorrow. Historically, we have had great success hiring veterans. In 2012, for example, 33% of general managers, 20% of operations managers, and 38% of maintenance managers that we hired self-identified as having served in the U.S. Coast Guard, Army, Navy, Marines or Air Force.
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
The expanded use of technology is one of the ways in which we intend to continue to meet our customers’ expectations. We desire to make it easy and seamless for our customers to do business with us. For example, our technology allows more customers to access information and perform functions, such as changing or making service requests and interacting with customer service representatives, online. By increasing the ease of use and functionality of our web-based market presence, we believe we enhance customer satisfaction and retention while we lower our costs.

Commitment to People
Training and developing our people is a priority. We aspire to be a company where the best people want to work and are committed to doing their best work every day. We work to create and maintain an environment that attracts, develops and retains people who assure our success with customers, differentiate us from our competitors and allow us to be an employer of choice for top talent. As of December 31, 2014, we employed approximately 31,000 full-time employees, approximately 27% of whom were covered by collective bargaining agreements.
Creating Shareholder Value
We are committed to creating long-term shareholder value by generating consistent earnings and cash flow growth, while continually improving returns on invested capital. Our incentive compensation programs are aligned with these objectives at all levels of management. We value regular communication and interaction with our shareholders, and regularly participate in investor meetings and conferences.
Management Team
We believe we have one of the most experienced management teams in the solid waste industry.
Donald W. Slager became our Chief Executive Officer (CEO) and remained our President on January 1, 2011, after having served as our President and Chief Operating Officer (COO) from the Allied Waste Industries, Inc. (Allied) acquisition in December 2008 until then. In addition to his duties as CEO, Mr. Slager resumed the role of principal operating executive from November 2011 until August 2012 and beginning October 2013 to June 2014. Prior to the Allied acquisition, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. Mr. Slager held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 34 years of experience in the solid waste industry. Mr. Slager has been a member of our Board of Directors since June 24, 2010.
Jeffrey A. Hughes was named Executive Vice President, Chief Administrative Officer (previously called Executive Vice President, Human Resources) in December 2008. Before that, Mr. Hughes served as Senior Vice President, Eastern Region Operations for Allied from 2004 until the Allied acquisition in December 2008. Mr. Hughes served as Assistant Vice President of Operations Support for Allied from 1999 to 2004 and as a District Manager for Allied from 1988 to 1999. Mr. Hughes has over 27 years of experience in the solid waste industry.
Robert A. Maruster was elected Executive Vice President - COO, in June 2014. Mr. Maruster has years of broad-based operational experience in the airline industry. He joined Republic from JetBlue Airways Corporation, where he was its COO/Executive Vice President from 2009 to April 2014. Prior to that, Mr. Maruster served JetBlue as its Senior Vice President, Customer Service and Vice President, Operational Planning. Before joining JetBlue in 2005, he served for 12 years in various management roles for Delta Air Lines, culminating in his role running the Atlanta Hub as Vice President, Operations and Customer Service.
Michael P. Rissman has served as our Executive Vice President, Chief Legal Officer and Corporate Secretary (previously called Executive Vice President, General Counsel and Corporate Secretary) since August 2009. Previously, Mr. Rissman had served as acting General Counsel and Corporate Secretary from March 2009. Mr. Rissman joined Allied as Vice President and Deputy General Counsel in July 2007 and continued in the same positions at Republic following the Allied acquisition in December 2008. Prior to joining Allied, Mr. Rissman was a partner at Mayer Brown LLP in Chicago, where he worked from 1990 until coming to Allied.
Charles F. Serianni was appointed Executive Vice President - Chief Financial Officer, in August 2014. Mr. Serianni is a seasoned senior executive with 30 years of experience in a variety of progressively more responsible roles. He was named Vice President, Region Controller for the Company's West Region in July 2013. Before that, Mr. Serianni served as our Assistant Controller starting in June 1998 and progressed to Senior Vice President, Chief Accounting Officer in December 2008. He served as the Accounting Operations Director for Republic Industries, Inc. (AutoNation) from February 1997 to June 1998. Before that, Mr. Serianni served as the Accounting Operations Director for Sunglass Hut International, Inc. from May 1993 to February 1997, and as the Manager, Accounting and Auditing Services for Deloitte & Touche from September 1984 to May 1993.
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
Integrated Operations
We believe we have created a company with a strong, national operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through processing or disposal. During the year ended December 31, 2014, approximately 68% of the total waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority and it is profitable to do so.
Growth Initiatives
Our growth initiatives are designed to deliver total waste stream solutions to our customers while creating sustainable economic value for our shareholders. We believe focusing on the following growth initiatives will improve profitability and generate value for our shareholders:
Internal Growth
Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate attractive rates of return. We allocate capital to businesses, markets and development projects both to support growth and to achieve acceptable rates of return. The key components of our internal growth strategy are:
Price Growth.  We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our substantial investments in vehicles, equipment, landfills, transfer stations and recycling centers.
Volume Growth. We believe waste volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting solid waste under residential collection contracts with municipalities, exclusive franchise agreements, and commercial and industrial contracts. By obtaining such long-term agreements, we can grow our contracted revenue base at the same rate as the underlying population growth in these markets. In addition, by securing a base of long-term recurring revenue, we are better able to protect our market position from competition. We work to increase volumes while ensuring that prices charged for services provide an appropriate return on our capital investment.
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
Acquisitions and Public-Private Partnerships
Our acquisition growth strategy focuses primarily on acquiring privately held solid waste and recycling companies that complement our existing business platform. We believe our ability to acquire privately held companies is enhanced by increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements, and the limited number of exit strategies for privately held companies. We also will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. Generally, we expect to maintain a steady pace of tuck-in acquisition investment of approximately $100 million annually. Given our free cash flow, availability under our credit facilities and our ability to access the public capital markets, we also have the flexibility to make additional acquisitions that will complement our existing business platform or larger acquisitions if the right opportunities present themselves.
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
Expansion of Recycling Capabilities
Based on an industry trade publication, we believe approximately 34% of municipal solid waste is recycled. Communities have increasingly committed to their residents to enhance and expand their recycling programs. We continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices. We currently own or operate 60 recycling centers. During 2014, we invested approximately $20 million to develop and upgrade our recycling centers. We will continue to look for opportunities to expand our recycling capabilities in markets where these services are desired and provide an appropriate return on our investment.
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
Fleet Automation
Approximately 69% of our residential routes have been converted to automated single driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity and create a safer work environment for our employees. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Fleet Conversion to Compressed Natural Gas (CNG)
Approximately 14% of our fleet operates on natural gas. We expect to continue our gradual fleet conversion to CNG, our preferred alternative fuel technology, as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is most prudent to realize the full value of our previous fleet investments. Approximately 35% of our replacement vehicle purchases during 2014 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission objectives or initiatives that focus on protecting the environment. Although upfront costs are higher, we expect that using natural gas will reduce our overall fleet operating costs through lower fuel expenses. During 2014, we added 7 CNG fueling stations to our operations to bring our total CNG fueling stations that we operate to 36.

Standardized Maintenance
Based on an industry trade publication, we operate the eighth largest vocational fleet in the United States. As of December 31, 2014, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,600	7
Commercial	4,300	7
Industrial	3,900	9
Total	15,800	7.5
Through standardization of core functions, we believe we can minimize variability in our maintenance processes resulting in higher vehicle quality while extending the service life of our fleet. We believe operating a more reliable, safer and efficient fleet will lower our operating costs. We have implemented standardized maintenance programs for approximately 60% of our fleet maintenance operations as of December 31, 2014.
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
We believe free cash flow drives shareholder value and provides useful information regarding the recurring cash provided by our operations. Free cash flow also demonstrates our ability to execute our cash utilization strategy, which includes investments in acquisitions and returning a majority of free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2003, our board of directors initiated a quarterly cash dividend of $0.04 per share. Our quarterly dividend has increased from time to time thereafter, the latest increase occurring in July 2014 to $0.28 per share, representing a 7.7% increase over that of the prior year. Over the last 5 years, our dividend has increased at a compounded annual growth rate of 8.1%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2013, our board of directors added $650 million to the existing share repurchase authorization originally approved in November 2010. From November 2010 to December 31, 2014, we used $1,439.5 million to repurchase 46.6 million shares of our common stock at a weighted average cost per share of $30.88. As of December 31, 2014, there were $360.2 million remaining under our share repurchase authorization. During 2015, we expect to use our remaining authorization to repurchase more of our outstanding common stock.

Strong Capital Structure
Since our merger with Allied on December 5, 2008, we have refinanced $5,288.2 million in senior notes and $1,260.1 million in tax-exempt financings. This reduced the average coupon rate on our senior notes and tax-exempt financings, on a weighted average basis, by more than 175 basis points while extending our debt maturities and giving greater stability to our capital structure. Our debt maturity and revolver capacity profile is as follows (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter

Credit facilities	$—	$—	$1,000.0	$—	$1,250.0	$—
Senior notes	—	—	—	700.0	650.0	4,375.7
Debentures	—	—	—	—	—	200.6
Tax-exempt financings	4.7	—	—	—	35.0	1,044.1
Total	$4.7	$—	$1,000.0	$700.0	$1,935.0	$5,620.4

A key component of our financial strategy includes maintaining investment grade ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa3 by Moody’s Investors Service, Inc. as of December 31, 2014. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
Operations
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste and recovering and recycling certain materials.
Collection Services.  We provide solid waste collection services to commercial, industrial, municipal and residential customers through 340 collection operations. In 2014, 77% of our revenue was derived from collection services. Within the collection line of business, 25% of our revenue is from services provided to municipal and residential customers, 31% is from services provided to commercial customers and 21% is from services provided to industrial (both permanent and temporary) and other customers.
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
Transfer Services.  We own or operate 198 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2014. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfills with an additional "gate" to extend their geographic reach.

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
Landfill Services.  We own or operate 189 active landfills. We charge tipping fees to third parties, which accounted for approximately 12% of our revenue during 2014. As of December 31, 2014, we had approximately 37,000 permitted acres and total available permitted and probable expansion disposal capacity of 4.8 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
We also have responsibility for 125 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services.  We own or operate 60 recycling centers. These facilities generate revenue through the processing and sale of old corrugated cardboard (OCC), old newspaper (ONP), aluminum, glass and other materials, which accounted for approximately 4% of our revenue during 2014. Approximately 70% of our recycling center volume relates to OCC, ONP and other mixed paper. Of the 4.9 million tons we sold during 2014, 2.3 million moved through our recycling centers and 2.6 million we collected and delivered to third parties.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $28 million and $16 million, respectively.
In certain instances we issue recycling rebates to municipalities or large industrial customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities.
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
Other Services.  Other revenue consists primarily of National Accounts revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Competition
We operate in a competitive industry. Competition in the non-hazardous solid waste industry comes from a few other large, national publicly-owned companies, several regional publicly- and privately-owned solid waste companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.
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

•
The Clean Air Act.  The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. On July 17, 2014, the EPA proposed updates to its regulations that would require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. That same day, the EPA also issued an Advance Notice of Proposed Rulemaking seeking input on whether and how to update emissions limits for existing landfills to further reduce their emissions of methane and non-methane greenhouse gases. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – “Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate,” in this Form 10-K.

In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past two years, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) conventional automobiles and light-duty trucks; and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories.

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
Liability Insurance and Bonding
The nature of our business exposes us to the possible risk of liabilities arising out of our operations, including damages to the environment, property, employees or the general public. Although we focus on operating safely and prudently, we occasionally receive claims, alleging damages, negligence or other wrongdoing in the planning or performance of work, which resulted in harm to the environment, property, employees or the general public. These liabilities can be significant. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. We maintain various policies of insurance that, subject to limitations, exclusions, or deductibles, provide coverage for these types of claims. While we believe the amount of insurance is appropriate for our type of business, we can neither assure you that such insurance would be adequate, in scope or amount, in the event of a major loss, nor that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We also cannot assure you that we would continue to maintain the insurance should market conditions in the insurance industry make such coverage cost prohibitive.
Accruals for deductibles are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased deductible retention levels and increased premiums. As we assume more risk through higher retention levels, we may experience more variability in our insurance reserves and expense.
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
As of December 31, 2014, we had approximately $7 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
Weakness in the U.S. economy may expose us to credit risk for amounts due from governmental agencies, large national accounts, industrial customers and others.
Weakness in the U.S. economy reduces the amount of taxes collected by various governmental agencies. We provide services to a number of these agencies, including numerous municipalities. These governmental agencies may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts or industrial clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
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
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel recovery fees. Our fuel costs were $500.0 million in 2014, or 5.7% of revenue, compared to $516.7 million in 2013, or 6.1% of our revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2014, approximately 20% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. For 2014, we were able to recover approximately 78% of our fuel costs with fuel recovery fees. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $26 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $25 million. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must contain renewable fuels (as designated by regulation). The total volume metrics for each year vary based upon a number of factors (e.g., the availability of such fuels), and it is difficult to predict the ultimate quantity that the EPA will eventually mandate for 2015 and beyond. These regulations are one of many factors that may affect the cost of the fuel we use.
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
To manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2014, approximately 6% of our tonnage sold was hedged with such arrangements. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $28 million and $16 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material impact to our revenue and cost of operations.

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
Our financial strategy also depends on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other solid waste businesses, pay dividends, repurchase stock, and take other actions to enhance shareholder value. We cannot assure you that we will succeed in executing our broad-based pricing initiatives, that we will generate sufficient cash flow to execute our financial strategy, that we will be able to pay cash dividends at our present rate, or increase them, or that we will be able to continue our share repurchase program.
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
As it relates to stationary sources of greenhouse gases, in May 2010 the EPA finalized the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). The Tailoring Rule sets levels of greenhouse gas emissions at new or modified stationary emission sources that trigger permit and control obligations based upon such sources' total greenhouse gas emissions. Recent efforts to challenge the Tailoring Rule before the U.S. Court of the Appeals for the District of Columbia (the DC Circuit) have failed. Most recently, a federal appellate court decision has called into question certain regulatory deferrals that had been established for biogenic carbon dioxide emissions, including those from landfills. The D.C. Circuit struck down the EPA’s July 2011 rule deferring the application of the Tailoring Rule to biogenic carbon emissions. Subsequently, on July 17, 2014, the EPA proposed updates to its regulations that would require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. That same day, the EPA also issued an Advance Notice of Proposed Rulemaking seeking input on whether and how to update emissions limits for existing landfills to further reduce their emissions of methane and non-methane greenhouse gases. These regulations, if finally adopted, may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. We cannot assure you that the application of these or other greenhouse gas regulations to our landfills will not have a material effect on our landfill operations or on our consolidated financial condition, results of operations or cash flows.
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
Also, due to the variable condition of the insurance market, we may experience future increases in insurance levels as a result of increased retention levels and increased premiums. As we assume more risk for insurance through higher retention levels, we may experience more variability in our insurance reserves and expense.

Despite our efforts, we may incur additional liability under environmental laws in excess of amounts presently known and accrued.
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
Notwithstanding our efforts to comply with applicable environmental laws, we may have additional liability under environmental laws in excess of our current reserves because, among other things, hazardous substances may be present in waste collected by us or disposed of in our landfills (or in waste collected, transported or disposed of in the past by companies we have acquired), environmental laws may change, or there may be adverse environmental conditions that develop or were otherwise previously unknown to us. For example, during 2012 through 2014, we recorded an aggregate of $393.4 million in charges relating to environmental remediation at our closed landfill in Bridgeton, Missouri. Actual costs for liabilities at Bridgeton or other sites could be significantly greater than amounts we have accrued for these purposes. Environmental liabilities in excess of our current reserves could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
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
Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates and on our ability to successfully integrate acquired operations into our business. The integration of our operations with those of acquired companies may present significant challenges to our management. In addition, competition for acquisition candidates may prevent us from acquiring certain acquisition candidates. Thus, we cannot assure you that:

•	desirable acquisition candidates exist or will be identified;

•	we will be able to acquire any of the candidates identified;

•	we will effectively integrate and manage companies we acquire; or

•	any acquisitions will be profitable or accretive to our earnings.
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
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on management's estimates. Actual results may differ from these amounts. Significant items requiring management to make subjective or complex judgments about matters that are inherently uncertain include the recoverability of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, insurance and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. We cannot assure you that the liabilities recorded for items such as these will be adequate to cover the costs we ultimately will face.
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
As of December 31, 2014, approximately 27% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
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
A cyber security incident could negatively impact our business and our relationships with customers.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. While the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 145,000 square feet of office space. We also maintain regional administrative offices in all of our regions.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2014, we owned or operated 340 collection operations, 198 transfer stations, 189 active solid waste landfills and 60 recycling centers in 39 states and Puerto Rico. In aggregate, our active solid waste landfills total approximately 105,000 acres, including approximately 37,000 permitted acres. We also own or have responsibilities for 125 closed landfills. We believe that our property and equipment are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
General Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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

We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $68 million relating to our outstanding legal proceedings as of December 31, 2014. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $74 million higher than the amount recorded as of December 31, 2014.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction under which, the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR. On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill, in Sylmar, California, entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement, Sunshine Canyon has received an additional 52 NOVs from SCAQMD for odors and excess surface emissions.

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
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the New York Stock Exchange and the cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2014:
First quarter	$34.65	$31.42	$0.260
Second quarter	38.13	33.99	0.260
Third quarter	39.66	36.72	0.280
Fourth quarter	41.12	37.18	0.280
Year Ended December 31, 2013:
First quarter	$33.01	$29.34	$0.235
Second quarter	35.28	32.07	0.235
Third quarter	35.61	31.94	0.260
Fourth quarter	35.29	32.29	0.260
There were 710 holders of record of our common stock at February 10, 2015, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2015, our board of directors declared a regular quarterly dividend of $0.28 per share for shareholders of record on April 1, 2015. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2014, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2014:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 2014	40,000	$38.89	40,000	$481,745,126
November 2014	2,650,000	39.18	2,650,000	377,928,196
December 2014	450,000	39.29	450,000	360,247,375
	3,140,000		3,140,000

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

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2014.
Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2009 to December 31, 2014 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2009 and that all dividends were reinvested.

	Indexed Returns for the Years Ended December 31,
	2009	2010	2011	2012	2013	2014
Republic Services, Inc.	$100.00	$108.27	$102.81	$113.11	$131.91	$164.55
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
DJ W&DS Index	100.00	118.78	118.99	129.11	161.31	183.49

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

See Notes 1, 2, 3, 8, 9, 10 and 12 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions and divestitures, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue	$8,788.3	$8,417.2	$8,118.3	$8,192.9	$8,106.6
Expenses:
Cost of operations	5,628.1	5,234.7	5,005.7	4,865.1	4,764.8
Depreciation, amortization and depletion	906.9	877.4	848.5	843.6	833.7
Accretion	78.0	76.6	78.4	78.0	80.5
Selling, general and administrative	918.9	853.8	820.9	825.4	858.0
Negotiation and withdrawal costs - Central States Pension and Other Funds	1.5	157.7	35.8	—	—
Loss (gain) on disposition of assets and impairments, net	20.0	(1.9)	(2.7)	28.1	19.1
Restructuring charges	1.8	8.6	11.1	—	11.4
Operating income	1,233.1	1,210.3	1,320.6	1,552.7	1,539.1
Interest expense	(348.7)	(360.0)	(388.5)	(440.2)	(507.4)
Loss on extinguishment of debt	(1.4)	(2.1)	(112.6)	(210.8)	(160.8)
Interest income	0.6	0.7	1.0	0.3	0.7
Other income, net	1.7	2.3	3.4	4.3	5.4
Income before income taxes	885.3	851.2	823.9	906.3	877.0
Provision for income taxes	337.4	262.1	251.8	317.4	369.5
Net income	547.9	589.1	572.1	588.9	507.5
Net (income) loss attributable to noncontrolling interests	(0.3)	(0.2)	(0.3)	0.3	(1.0)
Net income attributable to Republic Services, Inc.	$547.6	$588.9	$571.8	$589.2	$506.5
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.54	$1.63	$1.56	$1.57	$1.32
Weighted average common shares outstanding	356.7	362.1	366.9	376.0	383.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.53	$1.62	$1.55	$1.56	$1.32
Weighted average common and common equivalent shares outstanding	358.1	363.4	368.0	377.6	385.1
Cash dividends per common share	$1.08	$0.99	$0.91	$0.84	$0.78
Other Operating Data:
Cash provided by operating activities	$1,529.8	$1,548.2	$1,513.8	$1,766.7	$1,433.7
Purchases of property and equipment	862.5	880.8	903.5	936.5	794.7
Proceeds from sales of property and equipment	35.7	23.9	28.7	34.6	37.4
Balance Sheet Data:
Cash and cash equivalents	$75.2	$213.3	$67.6	$66.3	$88.3
Restricted cash and marketable securities	115.6	169.7	164.2	189.6	172.8
Total assets	20,094.0	19,949.2	19,616.9	19,551.5	19,461.9
Total debt	7,061.2	7,018.1	7,070.5	6,921.8	6,743.6
Total stockholders' equity	7,747.8	7,906.1	7,705.7	7,683.4	7,848.9

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
Overview
We are the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of December 31, 2014, we operate in 39 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 340 collection operations. We own or operate 198 transfer stations, 189 active solid waste landfills and 60 recycling centers. We also operate 72 landfill gas and renewable energy projects.
Revenue for the year ended December 31, 2014 increased by 4.4% to $8,788.3 million compared to $8,417.2 million in 2013. This change in revenue is due to increases in average yield of 1.4%, fuel recovery fees of 0.1%, volume of 2.0%, recycled commodities of 0.1% and acquisitions, net of divestitures of 0.8%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	2014		2013		2012
Revenue	$8,788.3	100.0%	$8,417.2	100.0%	$8,118.3	100.0%
Expenses:
Cost of operations	5,628.1	64.0	5,234.7	62.2	5,005.7	61.7
Depreciation, amortization and depletion of property and equipment	838.5	9.6	806.7	9.6	778.4	9.6
Amortization of other intangible assets and other assets	68.4	0.8	70.7	0.8	70.1	0.9
Accretion	78.0	0.9	76.6	0.9	78.4	1.0
Selling, general and administrative	918.9	10.5	853.8	10.1	820.9	10.1
Negotiation and withdrawal costs - Central States Pension and Other Funds	1.5	—	157.7	1.9	35.8	0.4
Loss (gain) on disposition of assets and impairments, net	20.0	0.2	(1.9)	—	(2.7)	—
Restructuring charges	1.8	—	8.6	0.1	11.1	0.1
Operating income	$1,233.1	14.0%	$1,210.3	14.4%	$1,320.6	16.2%
Our pre-tax income was $885.3 million, $851.2 million and $823.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net income attributable to Republic Services, Inc. was $547.6 million, or $1.53 per diluted share for the year ended December 31, 2014, compared to $588.9 million, or $1.62 per diluted share, for the year ended December 31, 2013, and $571.8 million, or $1.55 per diluted share, for the year ended December 31, 2012.
During each of the three years ended December 31, 2014, 2013 and 2012, we recorded a number of charges and other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (Net Income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$885.3	$547.6	$1.53	$851.2	$588.9	$1.62	$823.9	$571.8	$1.55
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	1.5	0.9	0.00	157.7	98.3	0.27	35.8	21.6	0.06
Restructuring charges(1)	1.8	1.0	0.00	8.6	5.6	0.02	11.1	6.6	0.02
Loss on extinguishment of debt(1)	1.4	0.9	0.00	2.1	1.3	—	112.6	68.6	0.18
Bridgeton remediation and other	227.1	137.6	0.38	108.7	65.6	0.18	74.1	44.7	0.12
Tax valuation allowance adjustment	—	—	—	—	(43.5)	(0.12)	—	—	—
Loss (gain) on disposition of assets and impairments, net	20.0	12.6	0.04	(1.9)	(0.9)	—	(5.3)	(5.2)	(0.01)
Total adjustments	251.8	153.0	0.43	275.2	126.4	0.35	228.3	136.3	0.37
As adjusted	$1,137.1	$700.6	$1.96	$1,126.4	$715.3	$1.97	$1,052.2	$708.1	$1.92
(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01 for the year ended December 31, 2014.
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
Negotiation and withdrawal costs - Central States Pension and Other Funds. During the year ended December 31, 2014, we recorded charges to earnings of $1.5 million, primarily related to costs associated with our 2013 withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). During the years ended December 31, 2013 and 2012, we recorded charges to earnings of $157.7 million and $35.8 million, respectively, primarily related to our negotiation and withdrawal liability from the Fund.
Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the year ended December 31, 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During the years ended December 31, 2013 and 2012, we incurred $8.6 million and $11.1 million, respectively, of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms.
Loss on extinguishment of debt. We refinanced our credit facilities and certain of our tax-exempt financings in 2014, resulting in non-cash charges for deferred issuance costs of $1.4 million. During the years ended December 31, 2013 and 2012, we completed various refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bridgeton remediation and other. During 2014, we updated our cost and timeline estimates to build and operate a leachate management facility and related infrastructure, manage the remediation area and monitor the site. Accordingly, we recorded environmental remediation charges of $210.6 million. Additionally, we recorded certain remediation charges for the superfund site and ongoing litigation costs. During the years ended December 31, 2013 and 2012, we recorded environmental remediation charges in the amount of $108.7 million and $74.1 million, respectively, to manage the remediation area and monitor the site.
Tax valuation allowance adjustment. During the fourth quarter of 2013, we reduced our valuation allowance related to certain deferred tax assets for state net operating loss carryforwards due to our determination that it is more likely than not that a portion of these carryforwards would be utilized in future years.
Loss (gain) on disposition of assets and impairments, net. During 2014, we recorded a charge to earnings of $20.0 million primarily related to costs associated with one of our divested landfills, of which $14.1 million relates to closure and post-closure costs and $5.9 million relates to remediation expenditures. During each of the years ended December 31, 2013 and 2012, we recorded a net gain on disposition of assets of and impairments related to certain divestitures. For a more detailed discussion of the components of this, see our “Loss (gain) on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
In February 2015, we acquired all the equity of Tervita, LLC (Tervita) in exchange for a cash payment of approximately $485 million. Tervita is an environmental solutions provider serving oil and natural gas producers in the United States. Tervita provides oilfield waste services to its diverse customer base and operates three types of waste management and disposal facilities: treatment, recovery and disposal facilities; engineered landfills; and salt water disposal injection wells. Additionally, Tervita provides closed loop solids control systems and transportation services. While we have available cash on hand and capacity under our Credit Facilities, we are evaluating opportunities to finance the acquisition on a longer term basis.
2015 Guidance
In 2015, we will continue to focus on managing the controllable aspects of our business by enhancing the quality of our revenue, investing in profitable growth opportunities, and reducing costs. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improve return on invested capital. We are committed to an efficient capital structure, maintaining our investment grade credit ratings, and increasing cash returns to our shareholders.
Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2015. The guidance includes the expected financial impact from the acquisition of Tervita, LLC in February 2015. Specific guidance follows:
Revenue
We expect 2015 revenue to increase by approximately 4.0% to 5.0% comprised of the following:

Increase (Decrease)
Average yield	1.5%
Volume	1.5 to 2.0
Fuel recovery fees	(1.0)
Recycled commodities	(0.5) to (1.0)
Solid waste acquisitions	1.5
E&P acquisition	1.5
Total change	4.0 to 5.0%

Changes in price are restricted on approximately 50% of our annual service revenue. Of these restricted pricing arrangements:

•	approximately 60% of the revenue has price changes based on fluctuations in a specific index (primarily the consumer price index) as defined in the contract;

•	approximately 20% of the revenue has fixed price increases based on stated contract terms; and

•	approximately 20% of the revenue has price changes based on a cost plus a specific profit margin or other measurement.
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
Diluted Earnings per Share
We expect 2015 diluted earnings per share to be in the range of $1.98 to $2.04.
Property and Equipment, Net
In 2015, we anticipate receiving approximately $885 million of property and equipment, net of proceeds from sales of property and equipment, as follows:

Trucks and equipment	$350
Landfill	290
Containers	145
Facilities and other	125
Property and equipment received during 2015	910
Proceeds from sales of property and equipment	(25)
Property and equipment received, net of proceeds, during 2015	$885
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

The following table reflects our revenue by service line for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	2014		2013		2012
Collection:
Residential	$2,193.6	25.0%	$2,175.5	25.8%	$2,155.7	26.6%
Commercial	2,723.3	31.0	2,616.9	31.1	2,523.2	31.1
Industrial	1,784.0	20.3	1,639.4	19.5	1,544.2	19.0
Other	37.2	0.4	34.7	0.4	33.4	0.4
Total collection	6,738.1	76.7	6,466.5	76.8	6,256.5	77.1
Transfer	1,062.6		1,021.8		964.5
Less: intercompany	(654.4)		(615.2)		(575.3)
Transfer, net	408.2	4.6	406.6	4.8	389.2	4.8
Landfill	2,014.5		1,927.2		1,863.3
Less: intercompany	(928.1)		(902.2)		(862.5)
Landfill, net	1,086.4	12.4	1,025.0	12.2	1,000.8	12.3
Sale of recycled commodities	390.8	4.4	374.6	4.5	349.0	4.3
Other non-core	164.8	1.9	144.5	1.7	122.8	1.5
Other	555.6	6.3	519.1	6.2	471.8	5.8
Total revenue	$8,788.3	100.0%	$8,417.2	100.0%	$8,118.3	100.0%
The following table reflects changes in our revenue for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Average yield	1.4%	1.3%	0.8%
Fuel recovery fees	0.1	0.3	0.1
Total price	1.5	1.6	0.9
Volume	2.0	1.3	(1.0)
Recycled commodities	0.1	0.3	(1.2)
Total internal growth	3.6	3.2	(1.3)
Acquisitions / divestitures, net	0.8	0.5	0.4
Total	4.4%	3.7%	(0.9)%

Core price	3.1%	3.3%	2.8%
Revenue – 2014 compared to 2013
During the year ended December 31, 2014, we experienced the following changes in our revenue as compared to 2013:

•	Average yield increased revenue by 1.4% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, generated 0.1% of the total revenue growth. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue. Higher fuel recovery fees for 2014 resulted primarily from an increase in the fuel recovery rates charged. During 2014, we were able to recover approximately 78% of our direct fuel expenses with fuel recovery fees, compared to approximately 74% during 2013.

•
Volume increased revenue by 2.0%, primarily due to volume increases in our industrial and commercial collection and landfill lines of business due to improving business activity and new National Accounts contracts, partially offset by declines in our residential collection line and our transfer station lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste volumes.

•
Recycled commodities increased revenue by 0.1%, primarily due to the mix of materials and increased production volumes, offset by lower commodity prices. The average price for old corrugated cardboard for 2014 was $116 per ton compared to $128 per ton for 2013. The average price of old newspaper for 2014 was $89 per ton compared to

$93 per ton for 2013. Our recycled commodity volume for 2014 of 2.3 million tons sold was approximately 4% higher than the volume in 2013 as a result of our continued investment in recycling centers along with increases in brokering of recycled commodity volumes on behalf of our National Accounts customers.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $28 million and $16 million, respectively.
Revenue – 2013 compared to 2012
During the year ended December 31, 2013, we experienced the following changes in our revenue as compared to 2012:

•	Average yield increased revenue by 1.3% due to positive pricing in all lines of business.

•
The fuel recovery fee program generated 0.3% of the total revenue growth. Higher fuel recovery fees for 2013 as compared to 2012 resulted primarily from an increase in the fuel recovery rates charged. During 2013, we were able to recover approximately 74% of our direct fuel expenses with fuel recovery fees, compared to 67% during 2012.

•
Volume increased revenue by 1.3%, primarily due to higher volumes in commercial and industrial collection, disposal and non-core lines of business, partially offset by lower volumes in our residential collection line of business. Volume increases in our landfill line of business were primarily attributable to construction and special waste volumes, offset by decreases in municipal solid waste.

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

Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal franchise fees and taxes, consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycled commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	2014		2013		2012
Labor and related benefits	$1,724.1	19.6%	$1,651.6	19.6%	$1,573.9	19.4%
Transfer and disposal costs	680.8	7.7	637.0	7.6	616.4	7.6
Maintenance and repairs	786.7	8.9	736.0	8.7	682.7	8.4
Transportation and subcontract costs	500.0	5.7	469.1	5.6	431.9	5.3
Fuel	500.0	5.7	516.7	6.1	530.1	6.5
Franchise fees and taxes	427.7	4.9	412.5	4.9	401.9	5.0
Landfill operating costs	145.1	1.6	116.4	1.4	124.0	1.5
Risk management	179.4	2.0	158.7	1.9	177.3	2.2
Cost of goods sold	160.4	1.8	132.8	1.6	114.6	1.4
Other	306.8	3.6	295.2	3.5	278.8	3.4
Subtotal	5,411.0	61.5	5,126.0	60.9	4,931.6	60.7
Bridgeton remediation	217.1	2.5	108.7	1.3	74.1	1.0
Total cost of operations	$5,628.1	64.0%	$5,234.7	62.2%	$5,005.7	61.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Cost of Operations - 2014 compared to 2013
Our cost of operations increased $393.4 million or, as a percentage of revenue, 1.8% for the year ended December 31, 2014 compared to 2013, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases and higher collection volumes. The Central and East Regions experienced unfavorable weather conditions during the first quarter of 2014, which contributed to increases in labor expense, resulting from lower labor productivity.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During each of 2014 and 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased due to higher collection volume, cost of parts, internal labor, third party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

•	Transportation and subcontract costs increased primarily due to new National Accounts contracts and subcontracted work resulting from growth in landfill special waste volume.

•
Our fuel costs decreased due to our continued conversion to lower cost CNG, lower prices of diesel fuel, and higher alternative fuel tax credits recognized in 2014. The national average fuel cost per gallon for 2014 was $3.83 compared to $3.92 for 2013, a decrease of $0.09 or approximately 2%.

At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $26 million per year.  Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers.  At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $25 million per year.

•	Franchise fees and taxes increased due primarily to volume increases in our landfill line of business.

•
Landfill operating expenses increased due to volume increases in our landfill line of business. Additionally, during 2013, we recorded favorable remediation adjustments of $17.1 million, of which $15.0 million relates to changes in the estimated timing of payments for our remediation obligations, which did not recur in 2014.

•
Risk management expenses increased primarily due to unfavorable actuarial development in our vehicle liability program in 2014, compared to favorable actuarial development in our workers' compensation, vehicle liability and general liability insurance programs in 2013. During 2014, we continued to see favorable development in our workers' compensation program.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold in aggregate dollars increased primarily due to an increase in brokering and production of recycled commodity volumes.

•
Other expenses increased primarily due to higher facility operating costs, including property taxes related to infrastructure investments. Other expenses also increased due to higher utility costs associated with the unfavorable weather conditions experienced in our Central and East Regions during the first quarter of 2014, as well as $4.8 million of 2012 alternative fuel tax credits recognized during the first quarter of 2013, which did not recur in 2014.

•
During 2014, we updated our cost and timeline estimates to build and operate a leachate management facility and related infrastructure, manage the remediation area and monitor our closed Bridgeton Landfill in Missouri. Accordingly, we recorded environmental remediation charges of $210.6 million. Additionally, we recorded certain remediation charges for the superfund site. During 2013, we recorded environmental remediation charges in the amount of $108.7 million to manage the remediation area and monitor the site.

Cost of Operations – 2013 compared to 2012
Our cost of operations increased $229.0 million or, as a percentage of revenue, an increase of 0.5% for the year ended December 31, 2013 compared to 2012, primarily as a result of the following:

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

•
Our fuel costs in aggregate dollars and as a percentage of revenue decreased $13.4 million and 0.4%, respectively, due to our continued conversion to lower cost CNG and alternative fuel tax credits. Average fuel costs per gallon for 2013 were $3.92 compared to $3.97 for 2012, a decrease of 1%.

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

•	Risk management expenses decreased primarily due to favorable actuarial development, primarily in our auto liability insurance reserves.

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

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	2014		2013		2012
Depreciation and amortization of property and equipment	$575.5	6.6%	$544.8	6.5%	$520.8	6.4%
Landfill depletion and amortization	263.0	3.0	261.9	3.1	257.6	3.2
Depreciation, amortization and depletion expense	$838.5	9.6%	$806.7	9.6%	$778.4	9.6%
Depreciation, Amortization and Depletion of Property and Equipment - 2014 compared to 2013
Depreciation and amortization of property and equipment in aggregate dollars increased primarily due to higher acquisition costs of replacement vehicles and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters.
Landfill depletion and amortization expense in aggregate dollars increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. Offsetting these increases were favorable amortization adjustments of $13.3 million that were recognized in 2014 relative to asset retirement obligations, compared to favorable amortization adjustments of $0.3 million in 2013. Included in these favorable adjustments are increases in deemed probable expansion airspace at certain of our active solid waste landfills.
Depreciation, Amortization and Depletion of Property and Equipment - 2013 compared to 2012
Depreciation and amortization of property and equipment in aggregate dollars increased $24.0 million, primarily due to higher costs of residential side loaders for automating our residential collection routes and an increased number of CNG vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters.
Landfill depletion and amortization expense in aggregate dollars increased $4.3 million, primarily due to increased landfill disposal volumes, as well as an overall increase in our average depletion rate. Offsetting these increases were favorable amortization adjustments of $0.3 million that were recognized in 2013 related to asset retirement obligations, compared to net unfavorable adjustments of $4.9 million in 2012. Landfill depletion and amortization as a percentage of revenue remained relatively consistent at 3.1% for 2013 and 3.2% for 2012.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $68.4 million, $70.7 million and $70.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, or, 0.8%, 0.8% and 0.9% of revenue, for 2014, 2013 and 2012, respectively. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements and trade names. The decline in amortization is the result of certain intangible assets now being fully amortized, partially offset by assets acquired in the acquisitions of various solid waste businesses throughout the year.
Accretion Expense
Accretion expense was $78.0 million, $76.6 million and $78.4 million, or, 0.9%, 0.9% and 1.0% of revenue, for the years ended December 31, 2014, 2013 and 2012, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars and as a percentage of revenue):

	2014		2013		2012
Salaries	$579.8	6.6%	$545.4	6.5%	$539.4	6.6%
Provision for doubtful accounts	22.6	0.3	16.1	0.2	29.7	0.4
Other	316.5	3.6	292.3	3.4	251.8	3.1
Total selling, general and administrative expenses	$918.9	10.5%	$853.8	10.1%	$820.9	10.1%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
Selling, General and Administrative Expenses – 2014 compared to 2013
Salaries increased primarily due to higher wages resulting from merit increases, increased headcount and management incentive pay.
Provision for doubtful accounts increased primarily due to a net favorable adjustment, recorded in our corporate segment in 2013, of $8.3 million resulting from a change in our estimated future bad debts.
Other selling, general and administrative expenses increased primarily due to costs associated with strategic growth initiatives as well as costs incurred with the acquisition of various solid waste businesses.
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
Negotiation and Withdrawal Costs - Central States Pension and Other Funds
During the year ended December 31, 2014, we recorded charges to earnings of $1.5 million, primarily related to costs associated with our 2013 withdrawal from the Fund. During the years ended December 31, 2013 and 2012, we recorded charges to earnings of $157.7 million and $35.8 million, respectively, primarily related to our negotiation and withdrawal liability from the Fund.
For additional discussion and detail regarding our obligations to the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.

Loss (Gain) on Disposition of Assets and Impairments, Net
During 2014, we recorded a charge to earnings of $20.0 million primarily related to costs associated with one of our divested landfills, of which $14.1 million relates to closure and post-closure costs and $5.9 million relates to remediation expenditures.
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
Restructuring Charges
During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During 2013 and 2012, we incurred $8.6 million and $11.1 million of restructuring charges, respectively, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in the Allied acquisition (in millions of dollars):

	2014	2013	2012
Interest expense on debt and capital lease obligations	$310.3	$319.8	$338.5
Accretion of debt discounts	6.6	6.9	12.2
Accretion of remediation reserves and other	38.2	40.6	46.2
Less: capitalized interest	(6.4)	(7.3)	(8.4)
Total interest expense	$348.7	$360.0	$388.5
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $7.7 million reduction in interest expense during 2014, compared to a $2.0 million reduction in interest expense during 2013. Additionally, there were lower variable rates on our tax-exempt financings, which also contributed to the reduction in interest expense during 2014. During 2014, 2013 and 2012, cash paid for interest was $320.2 million, $324.0 million and $341.0 million, respectively.

Loss on Extinguishment of Debt
The following table summarizes the refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars):

	Principal Repaid	Cash Paid on Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2014:
Amendments to credit facilities	$—	$—	$0.7	$0.7
Tax-exempt financings	42.5	—	0.7	0.7
Loss on extinguishment of debt for the year ended December 31, 2014		$—	$1.4	$1.4
2013:
Tax-exempt financings	$189.1	$—	$2.1	$2.1
Loss on extinguishment of debt for the year ended December 31, 2013		$—	$2.1	$2.1
2012:
Amendments to credit facilities	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	750.0	25.8	71.0	96.8
Tax-exempt financings	94.0	—	14.2	14.2
Ineffective portion of interest rate lock settlements	—	0.1	—	0.1
Loss on extinguishment of debt for the year ended December 31, 2012		$25.9	$86.7	$112.6
Income Taxes
Our provision for income taxes was $337.4 million, $262.1 million and $251.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our effective income tax rate was 38.1%, 30.8% and 30.6% for 2014, 2013 and 2012, respectively. Our 2014 effective tax rate was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $5.1 million. Our 2013 effective tax rate was favorably impacted by approximately $42 million for adjustments to our valuation allowance, primarily due to the determination it was more likely than not the Company would be able to realize certain state loss carryforwards. In addition, our 2013 effective tax rate was favorably impacted by approximately $14 million due to a settlement for tax years 2009 to 2010 with the Internal Revenue Service (IRS) appeals division and the Joint Committee of Taxation. Lastly, our 2013 effective tax rate was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $9.6 million.
Our 2012 effective tax rate was favorably impacted by the settlement with the IRS appeals division for tax years 2004 to 2008. This settlement benefited our 2012 tax provision by approximately $35 million. The 2012 effective tax rate was also favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of $16.0 million.
We made income tax payments (net of refunds received) of approximately $382 million, $288 million and $185 million for 2014, 2013 and 2012, respectively. Cash paid for income taxes increased over the periods primarily due to higher expected taxable income and the related deductible timing differences associated with certain remediation charges.
Income taxes paid in 2014 reflect the favorable tax depreciation provisions of the Tax Increase Protection Act of 2014, signed into law on December 16, 2014. This legislation extended 50% bonus depreciation for property placed in service during 2014.
Income taxes paid in 2013 reflect the favorable tax depreciation provisions of the American Tax Relief Act of 2012 signed into law on January 2, 2013. This legislation extended 50% bonus depreciation for property placed in service during 2013. Income taxes paid in 2012 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act). The Tax Relief Act included 50% bonus depreciation for property placed in service in 2012.
For additional discussion and detail regarding our income taxes, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K.

Reportable Segments
We manage and evaluate our operations through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of collection, transfer, recycling and disposal of domestic non-hazardous solid waste. Summarized financial information concerning our reportable segments for the years ended December 31, 2014, 2013 and 2012 is shown in the following table (in millions of dollars and as a percentage of revenue):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	(Loss) Gain on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2014:
East	$2,498.1	$269.4	$(3.2)	$266.2	$—	$429.6	17.2%
Central	2,622.4	324.7	(6.1)	318.6	—	503.6	19.2
West	3,489.4	360.7	(5.6)	355.1	—	825.7	23.7
Corporate entities	178.4	43.4	1.6	45.0	(20.0)	(525.8)
Total	$8,788.3	$998.2	$(13.3)	$984.9	$(20.0)	$1,233.1	14.0%
2013:
East	$2,456.0	$252.9	$4.7	$257.6	$—	$451.0	18.4%
Central	2,512.1	307.4	(2.8)	304.6	—	494.5	19.7
West	3,324.4	345.8	(3.0)	342.8	1.9	766.6	23.1
Corporate entities	124.7	48.2	0.8	49.0	—	(501.8)
Total	$8,417.2	$954.3	$(0.3)	$954.0	$1.9	$1,210.3	14.4%
2012:
East	$2,445.8	$247.6	$(3.0)	$244.6	$5.3	$474.6	19.4%
Central	2,424.8	289.6	(4.6)	285.0	(0.3)	474.5	19.6
West	3,158.0	333.5	(0.8)	332.7	0.1	685.9	21.7
Corporate entities	89.7	51.3	13.3	64.6	(2.4)	(314.4)
Total	$8,118.3	$922.0	$4.9	$926.9	$2.7	$1,320.6	16.3%
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
Significant changes in the revenue and operating margins of our reportable segments for 2014 compared to 2013 and 2013 compared to 2012 are discussed in the following paragraphs.
2014 compared to 2013
East Region
Revenue for 2014 increased 1.7% from 2013, due primarily to increases in average yield in all lines of business, except for landfill construction and demolition. Volumes increased in our commercial and industrial collection, transfer station, and landfill special waste and construction and demolition lines of business but were partially offset by the decline in volume in our residential collection line of business. These increases were also partially offset by lower recycled commodity revenue.
Operating income in our East Region decreased from $451.0 million for 2013, or an 18.4% operating margin, to $429.6 million for 2014, or a 17.2% operating margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin primarily due to higher repair and maintenance costs, increased labor and benefits and utility costs resulting largely from unfavorable weather conditions during the first quarter of 2014. These unfavorable items were partially offset by lower cost of goods sold and decreased fuel costs due to lower diesel fuel prices.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin due to higher acquisition costs of replacement vehicles. Landfill depletion and amortization also unfavorably impacted operating income margin due to an overall increase in the average depletion rate, partially offset by favorable adjustments for asset retirement obligations of $3.2 million, compared to net unfavorable adjustments of $4.7 million in 2013.

•
Selling, general and administrative expenses unfavorably impacted operating income primarily due to $10.6 million of legal settlement charges from matters occurring in the ordinary course of business, compared to $3.1 million of legal settlement charges in 2013 .

Central Region
Revenue for 2014 increased 4.4% from 2013 primarily due to average yield increases in our commercial and industrial collection and transfer station lines of business, as well as volume increases in all collection and landfill lines of business, except for construction and demolition. These increases were partially offset by lowered recycled commodity revenue and a decrease in volume in our transfer station line of business.
Operating income increased and operating margin decreased in our Central Region from $494.5 million for 2013, or a 19.7% operating margin, to $503.6 million for 2014, or a 19.2% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin due primarily to decreased fuel costs resulting from lower diesel fuel prices, partially offset by higher repair and maintenance costs and cost of goods sold.

•For 2014, the depreciation and amortization of property and equipment margin impact was flat.

•
Selling, general and administrative expenses unfavorably impacted operating income margin primarily due to $0.5 million of legal settlement charges, compared to favorable legal settlements recorded during 2013 of $16.7 million, which resulted from legal matters occurring in the ordinary course of business.

West Region
Revenue for 2014 increased 5.0% from 2013 due to increases in average yield in all core lines of business, and increases in volume in our collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste volumes.
Operating income in our West Region increased from $766.6 million for 2013, or a 23.1% operating margin, to $825.7 million for 2014, or a 23.7% operating margin, primarily as a result of increased revenue and the following:

•	Cost of operations favorably impacted operating income margin due primarily to decreased fuel costs resulting from lower diesel fuel prices, partially offset by higher cost of goods sold.

•
Landfill depletion was favorably impacted by the amortization adjustments of $5.6 million due primarily to an increase in deemed probable airspace expansion at one of our active solid waste landfills in 2014. Partially offsetting this favorable impact was higher depletion rates resulting from the acquisition of the San Angelo Landfill in the third quarter of 2014.

•
Selling, general and administrative expenses favorably impacted operating income margin during 2014 due to $7.6 million of legal settlement charges incurred, compared to $13.8 million of legal settlement charges incurred during 2013, from matters occurring in the ordinary course of business.

•
Gain on disposition of assets and impairments, net unfavorably impacted operating income margin during 2014 primarily due to contingent sale price of $1.0 million received in 2013 on a 2011 business divestiture.

Corporate Entities
Operating loss in our corporate region increased from $501.8 million for 2013 to $525.8 million for 2014. The increase in operating loss primarily relates to unfavorable remediation and litigation adjustments in 2014 of $227.1 million recorded at our closed Bridgeton Landfill in Missouri, compared to $108.7 million recorded in 2013. Additionally, during 2013, we recorded a net favorable adjustment of $8.3 million resulting from a change in our estimated future bad debts, favorable remediation adjustments of $17.1 million relating to changes in the estimated timing of payments for our remediation obligations and a favorable remediation adjustment for a closed landfill site of $12.1 million, which did not recur in 2014. Partially offsetting this increase in operating loss was a charge to earnings of $140.7 million in 2013 for our partial withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, which also did not recur in 2014.

2013 compared to 2012
East Region
Revenue for 2013 increased 0.4% from 2012, primarily due to average yield and volume increases in our commercial and industrial collection lines of business and an average yield increase in our landfill line of business. These increases were partially offset by declines in volume in our residential collection, landfill and transfer station lines of business. The volume declines in our residential collection line of business were primarily due to the loss of certain municipal contracts, and the volume decreases in our disposal lines of business were primarily related to the loss of certain disposal contracts.
Operating income in our East Region decreased from $474.6 million for 2012, or a 19.4% operating margin, to $451.0 million for 2013, or an 18.4% operating margin, primarily as a result of the following:

•
Cost of operations unfavorably impacted operating income during 2013 compared to 2012, primarily due to higher labor and benefits and repair and maintenance costs. These unfavorable items were partially offset by lower fuel expenses due to lower prices of diesel fuel and reduced risk management expenses. Cost of goods sold increased for 2013 from 2012 primarily due to a higher volume of commodities sold.

•
Depreciation, amortization, depletion and accretion unfavorably impacted operating income during 2013 compared to 2012 primarily due to unfavorable adjustments for asset retirement obligations of $4.7 million in 2013 compared to net favorable adjustments of $3.0 million in 2012.

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
Operating income in our Central Region increased from $474.5 million for 2012, or a 19.6% operating margin, to $494.5 million for 2013, or a 19.7% operating margin, primarily as a result of the following:

•
Cost of operations unfavorably impacted operating income due to higher labor and benefits, repair and maintenance, and cost of goods sold. Cost of goods sold increased for 2013 from 2012 primarily due to a higher volume of commodities sold.

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

Corporate Entities
During 2013, the corporate entities had operating loss of $501.8 million compared to $314.4 million for 2012. Operating loss for 2013 was adversely impacted by a $108.7 million charge recorded in connection with remediation at our closed Bridgeton Landfill in Missouri, as compared to $74.1 million of charges recorded in 2012, a charge to earnings of $140.7 million during 2013 for our withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, as compared to $30.7 million of charges recorded in 2012, and certain legal settlement charges in 2013 of $31.3 million.
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

Available Airspace

	Balance as of December 31, 2013	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2014
Cubic yards (in millions):
Permitted airspace	4,650.6	—	—	79.8	(74.6)	(71.7)	4,584.1
Probable expansion airspace	222.9	66.5	—	(59.4)	—	31.7	261.7
Total cubic yards (in millions)	4,873.5	66.5	—	20.4	(74.6)	(40.0)	4,845.8
Number of sites:
Permitted airspace	190			(1)			189
Probable expansion airspace	9	4		(3)			10

	Balance as of December 31, 2012	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2013
Cubic yards (in millions):
Permitted airspace	4,562.5	—	—	164.4	(73.3)	(3.0)	4,650.6
Probable expansion airspace	260.4	18.6	—	(51.1)	—	(5.0)	222.9
Total cubic yards (in millions)	4,822.9	18.6	—	113.3	(73.3)	(8.0)	4,873.5
Number of sites:
Permitted airspace	191			(1)			190
Probable expansion airspace	10	1		(2)			9

	Balance as of December 31, 2011	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2012
Cubic yards (in millions):
Permitted airspace	4,621.8	—	—	25.3	(73.6)	(11.0)	4,562.5
Probable expansion airspace	166.5	113.1	—	(19.2)	—	—	260.4
Total cubic yards (in millions)	4,788.3	113.1	—	6.1	(73.6)	(11.0)	4,822.9
Number of sites:
Permitted airspace	191						191
Probable expansion airspace	8	4		(2)			10
Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
As of December 31, 2014, we owned or operated 189 active solid waste landfills with total available disposal capacity estimated to be 4,845.8 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2014, total available disposal capacity is estimated to be 4,584.1 million in-place cubic yards of permitted airspace plus 261.7 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information. Also see our "Critical Accounting Judgments and Estimates" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2014, ten of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these ten landfills have an estimated remaining average site life of 49 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 66 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2014:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	15	—	15	7.9%
6 to 10 years	18	—	18	9.5
11 to 20 years	32	1	33	17.5
21 to 40 years	42	3	45	23.8
41+ years	72	6	78	41.3
Total	179	10	189	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2014, accrued final capping, closure and post-closure costs were $1,144.3 million, of which $87.9 million are current and $1,056.4 million are long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
Remediation and Other Charges for Landfill Matters
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  As of December 31, 2014, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $240.3 million, of which $30 million is expected to be paid during 2015. During the year ended December 31, 2014, we paid $64.3 million related to construction of a leachate management facility and related infrastructure, as well as management and monitoring of the remediation area. During the three months ended March 31, 2014, we recorded a charge to earnings of $36.1 million, primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade treatment facility design features and infrastructure. In the third quarter of 2014, we completed construction of the leachate management facility, but it was not functioning at full capacity and was still in a testing mode. In the fourth quarter of 2014, we updated our cost and timeline estimates to operate the leachate management facility, manage the remediation area and monitor the site. Accordingly, we recorded an environmental remediation charge of $174.5 million. We expect the facility will function at full capacity in the first half of 2015. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. We believe the remaining reasonably possible high end of our range would be approximately $160 million higher than the amount recorded as of December 31, 2014.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2014 is $83.4 million, of which $5.0 million is expected to be paid during 2015. We believe the remaining reasonably possible high end of our range would be approximately $70 million higher than the amount recorded as of December 31, 2014.
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

Investment in Landfills
The following tables reflect changes in our investment in landfills for the years ended December 31, 2014, 2013 and 2012 and the future expected investment as of December 31, 2014 (in millions):

	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2014
Non-depletable landfill land	$164.2	$—	$(2.0)	$—	$—	$—	$—	$—	$162.2
Landfill development costs	5,392.7	4.9	(0.3)	26.6	38.6	—	195.0	(12.2)	5,645.3
Construction-in-progress -landfill	72.5	261.5	—	—	—	—	(193.2)	—	140.8
Accumulated depletion and amortization	(2,160.2)	—	0.1	—	—	(276.5)	—	(0.8)	(2,437.4)
Net investment in landfill land and development costs	$3,469.2	$266.4	$(2.2)	$26.6	$38.6	$(276.5)	$1.8	$(13.0)	$3,510.9

	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2013
Non-depletable landfill land	$166.0	$2.3	$(4.3)	$—	$—	$—	$0.2	$—	$164.2
Landfill development costs	5,018.0	2.6	—	—	36.5	—	323.6	12.0	5,392.7
Construction-in-progress -landfill	134.5	259.5	—	—	—	—	(321.5)	—	72.5
Accumulated depletion and amortization	(1,896.4)	—	—	—	—	(262.2)	(1.9)	0.3	(2,160.2)
Net investment in landfill land and development costs	$3,422.1	$264.4	$(4.3)	$—	$36.5	$(262.2)	$0.4	$12.3	$3,469.2

	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2012
Non-depletable landfill land	$161.8	$3.3	$(0.3)	$—	$—	$—	$1.2	$—	$166.0
Landfill development costs	4,763.3	8.0	—	(0.3)	33.8	—	217.8	(4.6)	5,018.0
Construction-in-progress -landfill	187.3	263.2	—	—	—	—	(316.0)	—	134.5
Accumulated depletion and amortization	(1,735.7)	—	—	0.3	—	(252.7)	96.4	(4.7)	(1,896.4)
Net investment in landfill land and development costs	$3,376.7	$274.5	$(0.3)	$—	$33.8	$(252.7)	$(0.6)	$(9.3)	$3,422.1

	Balance as of December 31, 2014	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$162.2	$—	$162.2
Landfill development costs	5,645.3	7,734.0	13,379.3
Construction-in-progress - landfill	140.8	—	140.8
Accumulated depletion and amortization	(2,437.4)	—	(2,437.4)
Net investment in landfill land and development costs	$3,510.9	$7,734.0	$11,244.9
The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Number of landfills owned or operated	189	190	191
Net investment, excluding non-depletable land (in millions)	$3,348.7	$3,305.0	$3,256.1
Total estimated available disposal capacity (in millions of cubic yards)	4,845.8	4,873.5	4,822.9
Net investment per cubic yard	$0.69	$0.68	$0.68
Landfill depletion and amortization expense (in millions)	$263.0	$261.9	$257.6
Accretion expense (in millions)	78.0	76.6	78.4
	341.0	338.5	336.0
Airspace consumed (in millions of cubic yards)	74.6	73.3	73.6
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.57	$4.62	$4.57
During 2014 and 2013, our average compaction rate was approximately 2,000 pounds per cubic yard based on a three-year historical moving average.
As of December 31, 2014, we expect to spend an estimated additional $7.7 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $11.1 billion, or $2.29 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2014
Land	$377.6	$0.7	$(2.8)	$25.7	$—	$—	$0.1	$401.3
Non-depletable landfill land	164.2	—	(2.0)	—	—	—	—	162.2
Landfill development costs	5,392.7	4.9	(0.3)	26.6	38.6	(12.2)	195.0	5,645.3
Vehicles and equipment	5,403.7	530.4	(155.3)	39.1	—	—	16.2	5,834.1
Buildings and improvements	935.6	28.9	(3.3)	11.3	—	—	29.8	1,002.3
Construction-in-progress - landfill	72.5	261.5	—	—	—	—	(193.2)	140.8
Construction-in-progress - other	13.3	48.7	—	—	—	—	(51.9)	10.1
Total	$12,359.6	$875.1	$(163.7)	$102.7	$38.6	$(12.2)	$(4.0)	$13,196.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2013	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2014
Landfill development costs	$(2,160.2)	$(276.5)	$0.1	$—	$(0.8)	$—	$(2,437.4)
Vehicles and equipment	(2,883.8)	(535.0)	145.4	—	—	0.1	(3,273.3)
Buildings and improvements	(278.8)	(42.6)	1.1	—	—	0.2	(320.1)
Total	$(5,322.8)	$(854.1)	$146.6	$—	$(0.8)	$0.3	$(6,030.8)

	Gross Property and Equipment
	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2013
Land	$376.9	$0.1	$(1.1)	$—	$—	$—	$1.7	$377.6
Non-depletable landfill land	166.0	2.3	(4.3)	—	—	—	0.2	164.2
Landfill development costs	5,018.0	2.6	—	—	36.5	12.0	323.6	5,392.7
Vehicles and equipment	4,946.4	546.9	(144.6)	18.0	—	—	37.0	5,403.7
Buildings and improvements	864.2	28.9	(2.0)	0.1	—	—	44.4	935.6
Construction-in-progress - landfill	134.5	259.5	—	—	—	—	(321.5)	72.5
Construction-in-progress - other	53.3	42.3	—	—	—	—	(82.3)	13.3
Total	$11,559.3	$882.6	$(152.0)	$18.1	$36.5	$12.0	$3.1	$12,359.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2012	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2013
Landfill development costs	$(1,896.4)	$(262.2)	$—	$—	$0.3	$(1.9)	$(2,160.2)
Vehicles and equipment	(2,512.3)	(507.7)	135.8	—	—	0.4	(2,883.8)
Buildings and improvements	(240.3)	(39.7)	1.5	—	—	(0.3)	(278.8)
Total	$(4,649.0)	$(809.6)	$137.3	$—	$0.3	$(1.8)	$(5,322.8)

	Gross Property and Equipment
	Balance as of December 31, 2011	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2012
Land	$375.1	$—	$(1.9)	$3.7	$—	$—	$—	$376.9
Non-depletable landfill land	161.8	3.3	(0.3)	—	—	—	1.2	166.0
Landfill development costs	4,763.3	8.0	—	(0.3)	33.8	(4.6)	217.8	5,018.0
Vehicles and equipment	4,515.1	478.1	(98.7)	12.5	—	—	39.4	4,946.4
Buildings and improvements	802.8	30.7	(14.3)	7.4	—	—	37.6	864.2
Construction-in-progress - landfill	187.3	263.2	—	—	—	—	(316.0)	134.5
Construction-in-progress - other	47.3	83.4	—	—	—	—	(77.4)	53.3
Total	$10,852.7	$866.7	$(115.2)	$23.3	$33.8	$(4.6)	$(97.4)	$11,559.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2011	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2012
Landfill development costs	$(1,735.7)	$(252.7)	$—	$0.3	$(4.7)	$96.4	$(1,896.4)
Vehicles and equipment	(2,119.1)	(486.6)	91.6	1.5	—	0.3	(2,512.3)
Buildings and improvements	(205.6)	(37.0)	2.2	0.3	—	(0.2)	(240.3)
Total	$(4,060.4)	$(776.3)	$93.8	$2.1	$(4.7)	$96.5	$(4,649.0)
Liquidity and Capital Resources
The major components of changes in cash flows for 2014, 2013 and 2012 are discussed below. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars):

	2014	2013	2012
Net cash provided by operating activities	$1,529.8	$1,548.2	$1,513.8
Net cash used in investing activities	(959.8)	(933.9)	(937.5)
Net cash used in financing activities	(708.1)	(468.6)	(575.0)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2014 and 2013 are summarized below:
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $295.6 million in 2014 compared to a decrease of $256.6 million in 2013, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $54.3 million during 2014 due to the timing of billings, net of collections, compared to a $61.6 million increase in 2013. As of December 31, 2014 and 2013, our days sales outstanding was 38 days, or 25 and 26, respectively, net of deferred revenue.

•	Our prepaid expenses and other assets increased $41.3 million during 2014, which is primarily due to the timing of withdrawals to fund payroll, compared to an $11.4 million increase in 2013.

•
Cash paid for income taxes was approximately $382 million and $288 million for 2014 and 2013, respectively. The increase was primarily due to higher expected taxable income and the related deductible timing differences associated with certain remediation charges.

•	Our accounts payable increased $3.3 million and $37.9 million during 2014 and 2013, respectively, due to the timing of payments.

•
Cash paid for restructuring expenditures was $14.5 million lower during 2014 compared to 2013 due to the expiration of severance and other employee termination benefits, relocation benefits and the closure of offices with lease agreements with non-cancelable terms associated with our restructuring activities during the fourth quarter of 2012.

•
Cash paid for capping, closure and post-closure obligations was $31.0 million lower during 2014 compared to 2013 primarily due to a $17.8 million payment to settle our post-closure liability for one of our divested closed landfill sites in 2013.

•	Cash paid for remediation obligations was $23.1 million lower during 2014 compared to 2013 primarily due to remediation activity at our closed Bridgeton Landfill in Missouri.

•
Our other liabilities decreased $48.0 million during 2014, which is primarily due to the timing of payment for certain tax related accruals and other accrued expenses, as compared to a $2.4 million increase in 2013.

The most significant items affecting the comparison of our operating cash flows for 2013 and 2012 are summarized below:
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $256.6 million in 2013 compared to a decrease of $377.0 million in 2012, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $61.6 million during 2013 due to the timing of billings, net of collections, as compared to a $37.2 million increase in 2012. As of December 31, 2013 and 2012, the number of days our sales were outstanding were 38 days, or 25 net of deferred revenue.

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

•
Cash paid for capping, closure and post-closure obligations was $8.0 million higher during 2013 compared to 2012, primarily due to a $17.8 million payment to settle our post-closure liability for one of our closed landfill sites.

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

Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities are summarized below:

•
Capital expenditures during 2014 were $862.5 million compared with $880.8 million for 2013 and $903.5 million for 2012. Property and equipment received during 2014, 2013 and 2012 was $872.9 million, $879.8 million and $866.7 million, respectively.

•	Proceeds from sales of property and equipment during 2014 were $35.7 million compared to $23.9 million for 2013 and $28.7 million for 2012.

•
During 2014, we paid $195.7 million for acquisitions of collection, landfill, transfer station and recycling businesses in all three regions. During 2013, we paid $68.7 million for acquisitions of collection businesses in all three regions. During 2012, we paid $95.3 million for acquisitions of collection, recycling and transfer station businesses in all three regions. In addition, during 2014, 2013 and 2012, we paid $8.0 million, $4.9 million and $0.2 million, respectively, in relation to holdback liabilities resulting from acquisitions.

•
Decreases (increases) in our restricted cash and marketable securities balances were $70.8 million, $(5.5) million and $23.2 million for 2014, 2013 and 2012, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds for our capital needs, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. The decrease of $70.8 million during 2014 was due to a release of restricted investments related to a change in certain of our closure and post-closure obligation requirements and a release of restricted investments related to our insurance programs. The increase of $5.5 million during 2013 is primarily due to investments in restricted cash related to our insurance program. We received $50.0 million, $25.0 million and $24.7 million in connection with an issuance of tax-exempt bonds during 2014, 2013 and 2012, respectively. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $51.1 million, $27.8 million and $22.4 million during 2014, 2013 and 2012, respectively. During 2012, we paid $29.5 million to settle a legal matter that was funded through a restricted escrow account in 2011.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities are summarized below:

•
Payments of notes payable and long-term debt, net of proceeds were $15.1 million during 2014 compared to net payments of $58.9 million during 2013 and net proceeds of $50.8 million during 2012. For a more detailed discussion, see the "Financial Condition" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Cash premiums and fees paid in connection with the issuance of our debt and to settle certain hedging relationships were $4.0 million, $1.6 million and $43.3 million for 2014, 2013 and 2012, respectively. For a more detailed discussion, see our "Financial Condition" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
In October 2013, our board of directors added $650.0 million to the existing share repurchase authorization originally approved in November 2010. As of December 31, 2014, there were $360.2 million remaining under our share repurchase authorization. From November 2010 to December 31, 2014, we repurchased 46.6 million shares of our stock for $1,439.5 million at a weighted average cost per share of $30.88. During 2014, we repurchased 11.1 million shares of our stock for $400.4 million. During 2013, we repurchased 6.5 million shares for $213.6 million. During 2012, we repurchased 11.8 million shares for $324.7 million. During 2015, we expect to use our remaining authorization to repurchase more of our outstanding common stock.

•
In July 2014, our board of directors approved an increase to our quarterly dividend to $0.28 per share. Prior to this increase, the board of directors approved an increase in the quarterly dividend to $0.26 per share and $0.235 per share in July 2013 and July 2012, respectively. Dividends paid were $378.6 million, $348.5 million and $329.1 million for 2014, 2013 and 2012, respectively.

Financial Condition
Cash and Cash Equivalents
As of December 31, 2014, we had $75.2 million of cash and cash equivalents and $115.6 million of restricted cash deposits and restricted marketable securities, including $20.9 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $16.8 million pursuant to a holdback arrangement, $26.7 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills and $50.4 million of restricted cash and marketable securities related to our insurance obligations.
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

Credit Facilities
In June 2014, we entered into a $1.25 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in April 2016. The Replacement Credit Facility matures in June 2019 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500.0 million, through increased commitments from existing lenders or the addition of new lenders.
The credit agreements require us to comply with certain financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. Compliance with covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2014, our EBITDA to interest ratio was 6.37 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.16 compared to the 3.75 maximum allowed by the covenants. In connection with entering into the Replacement Credit Facility and Amendment No. 3 to the Existing Credit Facility, our maximum total debt to EBITDA ratio was increased to 3.75 for each fiscal quarter ending before and including December 31, 2015, and 3.50 for each fiscal quarter ending thereafter. As of December 31, 2014, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2015.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,615.4 million and $1,527.9 million as of December 31, 2014 and 2013, respectively, and can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. As of December 31, 2014 and 2013, we had no borrowings under our Credit Facilities. We had $615.1 million and $722.1 million of letters of credit outstanding under our Credit Facilities as of December 31, 2014 and 2013, respectively.
We have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2014 and 2013, we had no borrowings under our Uncommitted Credit Facility. The Uncommitted Credit Facility may be terminated at any time by either party.
In January 2015, we entered into a $20.0 million uncommitted credit facility agreement (the Puerto Rico Facility) that matures in 2016 and bears interest at LIBOR plus an applicable margin. We can use borrowings under the Puerto Rico Facility for working capital and other general corporate purposes.
Senior Notes and Debentures
As of December 31, 2014 and 2013, we had $5,863.6 million and $5,844.4 million, respectively, of unsecured senior notes and debentures outstanding with maturities ranging from 2018 to 2041.
Interest Rate Swap Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These transactions were entered into to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2014, our outstanding swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For the years ended December 31, 2014 and 2013, we recognized $7.7 million and $2.0 million, respectively, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.

Tax-Exempt Financings
As of December 31, 2014 and 2013, we had $1,083.8 million and $1,087.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2015 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
As of December 31, 2014, we had $115.6 million of restricted cash and marketable securities, of which $20.9 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Fuel Hedges
We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges). For a summary of our outstanding fuel hedges as of December 31, 2014, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregate fair values of our outstanding fuel hedges as of December 31, 2014 and 2013 were current liabilities of $34.4 million and $0.1 million, respectively, and current assets of $6.7 million as of December 31, 2013, and have been recorded in other accrued liabilities and prepaid expenses and other current assets in our consolidated balance sheets, respectively.
The effective portions of the changes in fair values as of December 31, 2014 and 2013, net of tax, of $20.3 million and $3.9 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive income.
During 2014, approximately 20% of our fuel volume purchases were hedged with swap agreements and we were able to recover approximately 78% of our fuel costs with fuel recovery fees from customers. During 2013, approximately 19% of our fuel volume purchases were hedged with swap agreements and we were able to recover approximately 74% of our fuel costs with fuel recovery fees from certain of our customers.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. We use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We have entered into multiple agreements related to forecasted old corrugated cardboard and old newspaper sales. These agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (recycling commodity hedges). For a discussion of our outstanding recycling commodity hedges as of December 31, 2013, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
We had no outstanding recycling commodity hedges as of December 31, 2014. The aggregate fair values of the outstanding recycling commodity hedges as of December 31, 2013 were current assets of $0.3 million and current liabilities of $0.6 million, and have been recorded in other current assets and other accrued liabilities in our consolidated balance sheets, respectively.
The effective portion of the change in fair value of our recycling commodity hedges as of December 31, 2013, net of tax, of $0.2 million has been recorded in stockholders’ equity as a component of accumulated other comprehensive income.
For 2014 and 2013, approximately 6% and 24% of our sales volume of commodities were subject to cash flow hedges, respectively.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2015	$24.4	$9.5	$305.3	$87.9	$76.4	$236.4	$739.9
2016	20.5	4.5	305.1	121.5	76.6	76.3	604.5
2017	19.4	4.9	304.9	88.7	55.5	71.5	544.9
2018	16.8	705.5	291.4	78.0	56.0	38.7	1,186.4
2019	13.2	689.7	277.9	92.2	43.9	34.1	1,151.0
Thereafter	56.5	5,709.8	2,377.0	5,224.6	406.2	494.4	14,268.5
Total	$150.8	$7,123.9	$3,861.6	$5,692.9	$714.6	$951.4	$18,495.2
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2014 for variable rate debt. The impact of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes is also included based on the floating rates in effect as of December 31, 2014.
The present value of capital lease obligations is included in our consolidated balance sheets.
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2014.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Debt Covenants
Our Credit Facilities contain financial covenants. We can pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2014, we were in compliance with all financial and other covenants under our Credit Facilities. We were also in compliance with the non-financial covenants in the indentures relating to our senior notes as of December 31, 2014. We expect to be in compliance with our covenants during 2015.
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
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2015, although the mix of Financial Assurance Instruments may change.
These Financial Assurance Instruments are issued in the normal course of business and are not considered indebtedness. Because we currently have no liability for the Financial Assurance Instruments, they are not reflected in our consolidated balance sheets; however, we record capping, closure and post-closure liabilities and insurance liabilities as they are incurred. The underlying obligations of the Financial Assurance Instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than operating leases and financial assurances, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported financial position or results of operations. We have not guaranteed any third-party debt.
Free Cash Flow
We define free cash flow, which is not a measure determined in accordance with U.S. GAAP, as cash provided by operating activities less purchases of property and equipment, plus proceeds from sales of property and equipment, as presented in our consolidated statements of cash flows.
The following table calculates our free cash flow for the years ended December 31, 2014, 2013 and 2012 (in millions of dollars):

	2014	2013	2012
Cash provided by operating activities	$1,529.8	$1,548.2	$1,513.8
Purchases of property and equipment	(862.5)	(880.8)	(903.5)
Proceeds from sales of property and equipment	35.7	23.9	28.7
Free cash flow	$703.0	$691.3	$639.0
For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table reconciles property and equipment reflected in the consolidated statements of cash flows to property and equipment received for the years ended December 31, 2014, 2013 and 2012 as follows (in millions of dollars):

	2014	2013	2012
Purchases of property and equipment per the consolidated statements of cash flows	$862.5	$880.8	$903.5
Adjustments for property and equipment received during the prior period but paid for in the following period, net	10.4	(1.0)	(36.8)
Property and equipment received during the period	$872.9	$879.8	$866.7
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
Contingencies
For a description of our commitments and contingencies, see Note 8, Landfill and Environmental Costs, Note 10, Income Taxes, and Note 17, Commitments and Contingencies, to our consolidated financial statements in Item 8 of this Form 10-K.
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
Landfill retirement obligation liabilities and assets.    Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (2.3% in 2014, and 2.5% in both 2013 and 2012).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (4.5% in 2014, 5.0% in 2013 and 4.75% in 2012).
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

Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in the acquisition of Allied, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in the acquisition of Allied, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.
Residual risks:

•
We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about uncertain future events. Thus, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, timing of expenditures, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties, and the actions of governmental agencies or private parties with interests in the matter. The actual environmental costs may exceed our current and future accruals for these costs, and any such adjustments could be material.

•	Actual amounts could differ from the estimated liabilities as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution.

•	An unanticipated environmental liability that arises could result in a material charge to our consolidated statement of income.
Insurance Reserves and Related Costs
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are subject to high deductible insurance policies. Accruals for insurance or deductible reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverage, ranging from $3.0 million to $5.0 million.
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

•	The settlement costs to discharge our obligations, including legal and health care costs, could increase or decrease causing current estimates of our insurance reserves to change.

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
In preparing our annual test for impairment as of December 31, 2014, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control.
As of December 31, 2014, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 50% on average and, therefore, we noted no indicators of impairment at our reporting units.
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

•
We are regularly under examination or administrative review by various taxing authorities. The Internal Revenue Code and income tax regulations are a complex set of rules that we must interpret and apply. Positions taken in tax years under examination or subsequent years are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken by us or by companies we have acquired are disallowed by the taxing authorities.

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
The Plan’s assets are invested as determined by our Employee Benefits Committee. As of December 31, 2014, the plan assets were invested in fixed income funds, equity funds and cash. The Employee Benefits Committee annually reviews and adjusts the plan’s asset allocation as deemed necessary. As of December 31, 2014, the Plan was underfunded by $4.2 million, compared to overfunded by $8.1 million as of December 31, 2013.
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
We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate were to increase by 1%, our benefit obligation would decrease by approximately $23 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $27 million.
In developing our expected rate of return assumption, we evaluate long-term expected and historical returns on the Plan assets, giving consideration to our asset mix and the anticipated duration of the Plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the periods benefits are earned. There are no participants in the Plan that continue to earn service benefits.
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

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value as of December 31, 2014
Fixed rate debt:
Amount outstanding (in millions)	$4.8	$4.5	$4.9	$705.5	$654.7	$4,777.4	$6,151.8	$7,005.8
Average interest rates	7.4%	7.4%	7.4%	3.8%	5.5%	5.2%	5.1%
Variable rate debt:
Amount outstanding (in millions)	$4.7	$—	$—	$—	$35.0	$932.4	$972.1	$972.1
Average interest rates	0.4%	—%	—%	—%	0.4%	0.4%	0.4%
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value recorded in purchase accounting totaling $62.7 million. Additionally, during the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2014. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
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
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $26 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $25 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in indirect fuel recovery fees from our vendors.
Our fuel costs were $500.0 million in 2014, or 5.7% of revenue, compared to $516.7 million in 2013, or 6.1% of revenue, and $530.1 million in 2012, or 6.5% of revenue.

Commodities Prices
We market recycled products such as cardboard and newspaper from our recycling centers. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recyclable materials will change annual revenue and operating income by approximately $28 million and $16 million, respectively.
Revenue from sales of these products in 2014, 2013 and 2012 was approximately $390.8 million, $374.6 million and $349.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Republic Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on Republic Services, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Republic Services, Inc. and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 23, 2015

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$75.2	$213.3
Accounts receivable, less allowance for doubtful accounts and other of $38.9 and $38.3, respectively	930.4	890.7
Prepaid expenses and other current assets	263.4	200.3
Deferred tax assets	122.0	117.6
Total current assets	1,391.0	1,421.9
Restricted cash and marketable securities	115.6	169.7
Property and equipment, net	7,165.3	7,036.8
Goodwill	10,830.9	10,724.1
Other intangible assets, net	298.9	315.8
Other assets	292.3	280.9
Total assets	$20,094.0	$19,949.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$527.3	$511.4
Notes payable and current maturities of long-term debt	10.4	15.7
Deferred revenue	306.3	301.8
Accrued landfill and environmental costs, current portion	164.3	178.7
Accrued interest	67.0	68.2
Other accrued liabilities	750.7	641.3
Total current liabilities	1,826.0	1,717.1
Long-term debt, net of current maturities	7,050.8	7,002.4
Accrued landfill and environmental costs, net of current portion	1,677.5	1,464.3
Deferred income taxes and other long-term tax liabilities	1,149.0	1,185.4
Insurance reserves, net of current portion	298.0	294.9
Other long-term liabilities	344.9	379.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 414.4 and 411.0 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,876.9	6,764.9
Retained earnings	2,795.0	2,632.7
Treasury stock, at cost (61.7 and 50.6 shares, respectively)	(1,901.8)	(1,501.2)
Accumulated other comprehensive (loss) income, net of tax	(28.9)	3.0
Total Republic Services, Inc. stockholders’ equity	7,745.3	7,903.5
Noncontrolling interests	2.5	2.6
Total stockholders’ equity	7,747.8	7,906.1
Total liabilities and stockholders’ equity	$20,094.0	$19,949.2
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$8,788.3	$8,417.2	$8,118.3
Expenses:
Cost of operations	5,628.1	5,234.7	5,005.7
Depreciation, amortization and depletion	906.9	877.4	848.5
Accretion	78.0	76.6	78.4
Selling, general and administrative	918.9	853.8	820.9
Negotiation and withdrawal costs - Central States Pension and Other Funds	1.5	157.7	35.8
Loss (gain) on disposition of assets and impairments, net	20.0	(1.9)	(2.7)
Restructuring charges	1.8	8.6	11.1
Operating income	1,233.1	1,210.3	1,320.6
Interest expense	(348.7)	(360.0)	(388.5)
Loss on extinguishment of debt	(1.4)	(2.1)	(112.6)
Interest income	0.6	0.7	1.0
Other income, net	1.7	2.3	3.4
Income before income taxes	885.3	851.2	823.9
Provision for income taxes	337.4	262.1	251.8
Net income	547.9	589.1	572.1
Net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.3)
Net income attributable to Republic Services, Inc.	$547.6	$588.9	$571.8
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.54	$1.63	$1.56
Weighted average common shares outstanding	356.7	362.1	366.9
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.53	$1.62	$1.55
Weighted average common and common equivalent shares outstanding	358.1	363.4	368.0
Cash dividends per common share	$1.08	$0.99	$0.91
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$547.9	$589.1	$572.1
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	0.3	1.7	0.9
Realized loss (gain) reclassified into earnings	1.2	(0.2)	(2.3)
Unrealized (loss) gain	(24.1)	2.3	2.8
Pension activity:
Change in funded status of pension plan obligations	(9.3)	7.1	15.6
Gain related to pension settlement reclassified to earnings	—	(2.1)	(1.3)
Other comprehensive (loss) income, net of tax	(31.9)	8.8	15.7
Comprehensive income	516.0	597.9	587.8
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.2)	(0.3)
Comprehensive income attributable to Republic Services, Inc.	$515.7	$597.7	$587.5
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income, Net of Tax	Noncontrolling Interests	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2011	402.1	$4.0	$6,495.6	$2,164.7	(32.2)	$(961.5)	$(21.5)	$2.1	$7,683.4
Net income	—	—	—	571.8	—	—	—	0.3	572.1
Change in the value of derivative instruments, net of tax of $13.4	—	—	—	—	—	—	1.4	—	1.4
Employee benefit plan liability adjustments, net of tax of $17.1	—	—	—	—	—	—	14.3	—	14.3
Cash dividends declared	—	—	—	(332.5)	—	—	—	—	(332.5)
Issuances of common stock	3.1	0.1	72.3	—	—	—	—	—	72.4
Stock-based compensation	—	—	21.0	(0.8)	—	—	—	—	20.2
Purchase of common stock for treasury	—	—	—	—	(11.9)	(325.6)	—	—	(325.6)
Balance as of December 31, 2012	405.2	4.1	6,588.9	2,403.2	(44.1)	(1,287.1)	(5.8)	2.4	7,705.7
Net income	—	—	—	588.9	—	—	—	0.2	589.1
Change in the value of derivative instruments, net of tax of $1.0	—	—	—	—	—	—	3.8	—	3.8
Employee benefit plan liability adjustments, net of tax of $12.2	—	—	—	—	—	—	5.0	—	5.0
Cash dividends declared	—	—	—	(357.3)	—	—	—	—	(357.3)
Issuances of common stock	5.8	—	158.8	—	—	—	—	—	158.8
Stock-based compensation	—	—	17.2	(2.1)	—	—	—	—	15.1
Purchase of common stock for treasury	—	—	—	—	(6.5)	(214.1)	—	—	(214.1)
Balance as of December 31, 2013	411.0	4.1	6,764.9	2,632.7	(50.6)	(1,501.2)	3.0	2.6	7,906.1
Net income	—	—	—	547.6	—	—	—	0.3	547.9
Change in the value of derivative instruments, net of tax of $15.1	—	—	—	—	—	—	(22.6)	—	(22.6)
Employee benefit plan liability adjustments, net of tax of $6.3	—	—	—	—	—	—	(9.3)	—	(9.3)
Cash dividends declared	—	—	—	(383.6)	—	—	—	—	(383.6)
Issuances of common stock	3.4	—	92.9	—	—	—	—	—	92.9
Stock-based compensation	—	—	19.1	(1.7)	—	—	—	—	17.4
Purchase of common stock for treasury	—	—	—	—	(11.1)	(400.6)	—	—	(400.6)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of December 31, 2014	414.4	$4.1	$6,876.9	$2,795.0	(61.7)	$(1,901.8)	$(28.9)	$2.5	$7,747.8
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2014	2013	2012
Cash provided by operating activities:
Net income	$547.9	$589.1	$572.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	984.9	954.0	926.9
Non-cash interest expense	44.8	47.5	58.4
Restructuring related charges	1.8	8.6	11.1
Stock-based compensation	17.4	19.2	21.2
Deferred tax (benefit) provision	(9.0)	(38.5)	83.9
Provision for doubtful accounts, net of adjustments	22.6	16.1	29.7
Loss on extinguishment of debt	1.4	2.1	112.6
Gain on disposition of assets, net and asset impairments	(14.7)	(11.0)	(14.1)
Withdrawal liability - Central States Pension Fund and Other Funds	—	140.7	30.7
Environmental adjustments	233.2	83.7	62.4
Excess income tax benefit from stock option exercises and other non-cash items	(4.9)	(6.7)	(4.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(54.3)	(61.6)	(37.2)
Prepaid expenses and other assets	(41.3)	(11.4)	(13.9)
Accounts payable	3.3	37.9	(49.6)
Restructuring and synergy related expenditures	(1.3)	(15.8)	(70.3)
Capping, closure and post-closure expenditures	(54.6)	(85.6)	(77.6)
Remediation expenditures	(99.4)	(122.5)	(73.1)
Other liabilities	(48.0)	2.4	(55.3)
Cash provided by operating activities	1,529.8	1,548.2	1,513.8
Cash used in investing activities:
Purchases of property and equipment	(862.5)	(880.8)	(903.5)
Proceeds from sales of property and equipment	35.7	23.9	28.7
Cash used in business acquisitions and development projects, net of cash acquired	(195.7)	(68.7)	(95.3)
Cash proceeds from divestitures, net of cash divested	—	2.7	9.6
Change in restricted cash and marketable securities	70.8	(5.5)	23.2
Other	(8.1)	(5.5)	(0.2)
Cash used in investing activities	(959.8)	(933.9)	(937.5)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,383.3	1,219.2	2,771.4
Proceeds from issuance of senior notes, net of discount	—	—	847.6
Payments of notes payable and long-term debt	(1,398.4)	(1,278.1)	(3,568.2)
Premiums paid on extinguishment of debt	—	—	(25.8)
Fees paid to issue and retire senior notes and certain hedging relationships	(4.0)	(1.6)	(17.5)
Issuances of common stock	88.6	150.8	70.4
Excess income tax benefit from stock option exercises	4.3	3.8	1.9
Purchases of common stock for treasury	(400.6)	(214.1)	(325.6)
Cash dividends paid	(378.6)	(348.5)	(329.1)
Distributions paid to noncontrolling interests	(0.4)	(0.2)	—
Other	(2.3)	0.1	(0.1)
Cash used in financing activities	(708.1)	(468.6)	(575.0)
(Decrease) increase in cash and cash equivalents	(138.1)	145.7	1.3
Cash and cash equivalents at beginning of year	213.3	67.6	66.3
Cash and cash equivalents at end of year	$75.2	$213.3	$67.6
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our) is the second largest provider of non-hazardous solid waste collection, transfer, recycling and disposal services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions – East, Central and West, which we have identified as our reportable segments.
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
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in these Notes to Consolidated Financial Statements. Our actual results may differ significantly from our estimates.
Cash and Cash Equivalents
We consider liquid investments with a maturity at the date of acquisition of three months or less to be cash equivalents.
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2014 and 2013, there were net book credit balances of $36.4 million and $39.6 million in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, Net
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our receivables are recorded when billed or when the related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents their estimated net realizable value. Provisions for doubtful accounts are evaluated on a monthly basis and are recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, reserves are provided for accounts receivable in excess of 90 days outstanding. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due.
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2014	2013	2012
Balance at beginning of year	$38.3	$45.3	$48.1
Additions charged to expense	22.6	16.1	29.7
Accounts written-off	(22.0)	(23.1)	(32.5)
Balance at end of year	$38.9	$38.3	$45.3
Restricted Cash and Marketable Securities
As of December 31, 2014, we had $115.6 million of restricted cash and marketable securities. We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies. We depreciate assets over their estimated useful lives using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

Buildings and improvements	7 - 40 years
Vehicles	5 - 12 years
Landfill equipment	5 - 7 years
Other equipment	3 - 15 years
Furniture and fixtures	10 years
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
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $6.4 million, $7.3 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, fuel, commodity and interest rate hedges, long-term debt and assets in our defined benefit pension plan. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of three levels:

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs and airspace estimates are developed at least annually by engineers. We use these estimates to adjust the rates we use to deplete capitalized costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include, but are not limited to, changes due to the addition of airspace lying in probable expansion areas, airspace consumed and changes in engineering estimates.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. We currently retain post-closure responsibility for 125 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We use a 2.3% inflation rate, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most waste industry participants.
These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate. In general, the credit-adjusted, risk-free interest rate we used for liability recognition was 4.50% and 5.00% for the years ended December 31, 2014 and 2013, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt in the public market. However, as part of the initial application of purchase accounting, our capping, closure and post-closure obligations acquired from Allied Waste Industries, Inc. (Allied) were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions at the time of the acquisition.
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
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in the acquisition of Allied, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in the acquisition of Allied, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 3% to 5% annually; (2) future estimated effective tax rates, which we estimate to be 40%; (3) future estimated capital expenditures and future required investments in working capital; (4) estimated discount rates, which we estimate to range between 7% and 8%; and (5) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) estimated control premium a willing buyer is likely to pay.
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
In preparing our annual test for impairment as of December 31, 2014, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control.
As of December 31, 2014, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 50% on average and, therefore, we noted no indicators of impairment at our reporting units.
Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.
Other intangible assets include values assigned to customer relationships, franchise agreements, other municipal agreements and non-compete agreements, and are amortized generally on a straight-line basis over periods ranging from 1 to 21 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Insurance Reserves
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are subject to high deductible insurance policies. Accruals for insurance reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known. In general, our insurance reserves are recorded on an undiscounted basis; however, the insurance liabilities we acquired in the Allied acquisition have been recorded at estimated fair value, and therefore have been discounted to present value based on our estimate of the timing of the related cash flows.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is a component of stockholders’ equity and includes the effective portion of the net changes in fair value of our cash flow hedges that consist of prices for diesel fuel and recycled commodities, net of tax, settlement and amortization of our interest rate locks and certain adjustments to liabilities associated with our employee defined benefit pension plan liabilities, net of tax.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Plan’s assets have been invested as determined by our Employee Benefits Committee. We annually review and adjust the Plan’s asset allocation as deemed necessary.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.BUSINESS ACQUISITIONS
We acquired various solid waste businesses during the years ended December 31, 2014 and 2013.  The purchase price paid for these acquisitions and the allocations of the purchase price follow:

	2014	2013
Purchase price:
Cash used in acquisitions, net of cash acquired	$195.7	$68.7
Holdbacks	25.4	8.4
Fair value, future guaranteed payments	6.8	—
Fair value, future minimum lease payments	25.2	—
Total	$253.1	$77.1
Allocated as follows:
Accounts receivable	8.5	0.8
Restricted cash	16.8	—
Landfill airspace	26.6	—
Property and equipment	76.1	18.2
Other assets	5.6	0.2
Future service obligations	(11.0)	—
Closure and post-closure liabilities	(3.2)	—
Other liabilities	(21.8)	(4.3)
Fair value of tangible assets acquired and liabilities assumed	97.6	14.9
Excess purchase price to be allocated	$155.5	$62.2
Excess purchase price to be allocated as follows:
Other intangible assets	$46.8	$23.2
Goodwill	108.7	39.0
Total allocated	$155.5	$62.2
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for these

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In October 2014, we acquired all of the shares of Rainbow Disposal Co., Inc. (Rainbow) for $112.0 million cash, of which $16.8 million of the funds were placed into an escrow account pursuant to a holdback arrangement and classified as restricted cash. We also assumed a capital lease agreement with a fair value of $25.2 million for operational facilities in Southern California, and entered into agreements not to compete, along with other restrictive covenants, with key executives. We allocated $53.5 million of the purchase price to property and equipment, $34.8 million to intangible assets, and we assumed $18.9 million of liabilities. Approximately $66 million of the remaining purchase price was allocated to goodwill and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized.  The goodwill has been assigned to our West Region as it is expected to benefit from the synergies of the transaction. Rainbow's operations in Southern California include hauling routes, a recycling facility, a transfer station, a compressed natural gas (CNG) refueling station, and a CNG-powered vehicle fleet. The acquisition is not material to the Company's results of operations.
In February 2015, we acquired all the equity of Tervita, LLC (Tervita) in exchange for a cash payment of approximately $485 million. Tervita is an environmental solutions provider serving oil and natural gas producers in the United States. Tervita provides oilfield waste services to its diverse customer base and operates three types of waste management and disposal facilities: treatment, recovery and disposal facilities; engineered landfills and salt water disposal injection wells. Additionally, Tervita provides closed loop solids control systems and transportation services.
4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment as of December 31 follows:

	2014	2013
Land	$401.3	$377.6
Non-depletable landfill land	162.2	164.2
Landfill development costs	5,645.3	5,392.7
Vehicles and equipment	5,834.1	5,403.7
Buildings and improvements	1,002.3	935.6
Construction-in-progress - landfill	140.8	72.5
Construction-in-progress - other	10.1	13.3
	$13,196.1	$12,359.6
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(2,437.4)	$(2,160.2)
Vehicles and equipment	(3,273.3)	(2,883.8)
Buildings and improvements	(320.1)	(278.8)
	(6,030.8)	(5,322.8)
Property and equipment, net	$7,165.3	$7,036.8
Depreciation, amortization and depletion of property and equipment was $838.5 million, $806.7 million and $778.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2013	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2014
East	$3,020.2	$26.0	$—	$(0.2)	$3,046.0
Central	3,264.8	15.4	—	(1.2)	3,279.0
West	4,439.1	67.3	—	(0.5)	4,505.9
Total	$10,724.1	$108.7	$—	$(1.9)	$10,830.9

	Balance as of December 31, 2012	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2013
East	$3,014.9	$7.0	$—	$(1.7)	$3,020.2
Central	3,242.7	23.2	—	(1.1)	3,264.8
West	4,432.4	8.8	(0.7)	(1.4)	4,439.1
Total	$10,690.0	$39.0	$(0.7)	$(4.2)	$10,724.1
Adjustments to acquisitions for the years ended December 31, 2014 and 2013 primarily related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options, which were recorded to goodwill in purchase accounting.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements and non-compete agreements, and are amortized over periods ranging from 1 to 21 years. A summary of the activity and balances in other intangible assets accounts by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization			Other Intangible Assets, Net as of December 31, 2014
	Balance as of December 31, 2013	Acquisitions and Other Additions	Adjustments to Acquisitions/Divestitures	Balance as of December 31, 2014	Balance as of December 31, 2013	Additions Charged to Expense	Balance as of December 31, 2014
Customer relationships, franchise and other municipal agreements	$598.9	$42.3	$—	$641.2	$(309.7)	$(59.4)	$(369.1)	$272.1
Non-compete agreements	23.6	3.2	—	26.8	(14.8)	(3.4)	(18.2)	8.6
Other intangible assets	63.9	1.3	—	65.2	(46.1)	(0.9)	(47.0)	18.2
Total	$686.4	$46.8	$—	$733.2	$(370.6)	$(63.7)	$(434.3)	$298.9

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Intangible Assets				Accumulated Amortization			Other Intangible Assets, Net as of December 31, 2013
	Balance as of December 31, 2012	Acquisitions and Other Additions	Adjustments to Acquisitions/Divestitures	Balance as of December 31, 2013	Balance as of December 31, 2012	Additions Charged to Expense	Balance as of December 31, 2013
Customer relationships, franchise and other municipal agreements	$579.0	$19.9	$—	$598.9	$(252.4)	$(57.3)	$(309.7)	$289.2
Non-compete agreements	20.4	3.2	—	23.6	(12.0)	(2.8)	(14.8)	8.8
Other intangible assets	63.5	0.6	(0.2)	63.9	(45.3)	(0.8)	(46.1)	17.8
Total	$662.9	$23.7	$(0.2)	$686.4	$(309.7)	$(60.9)	$(370.6)	$315.8
Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2014, amortization expense for each of the next five years is estimated as follows:

2015	$65.8
2016	64.3
2017	62.5
2018	50.0
2019	7.6

6.	OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2014	2013
Inventories	$35.9	$37.8
Prepaid expenses	55.0	59.0
Other non-trade receivables	57.0	23.4
Reinsurance receivable	12.4	14.8
Income tax receivable	101.6	55.3
Commodity and fuel hedge assets	—	7.0
Other current assets	1.5	3.0
Total	$263.4	$200.3
Other Assets
A summary of other assets as of December 31 follows:

	2014	2013
Deferred financing costs	$47.2	$51.4
Deferred compensation plan	77.1	65.1
Notes and other receivables	38.9	19.5
Reinsurance receivable	48.4	46.9
Other	80.7	98.0
Total	$292.3	$280.9
Notes and other receivables includes the fair value of interest rate swaps of $14.1 million as of December 31, 2014.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2014	2013
Accrued payroll and benefits	$180.2	$172.7
Accrued fees and taxes	125.6	121.3
Insurance reserves, current portion	118.6	136.6
Ceded insurance reserves, current portion	12.4	14.8
Accrued dividends	98.7	93.7
Current tax liabilities	16.3	—
Commodity and fuel hedge liabilities	35.3	0.7
Accrued professional fees and legal settlement reserves	61.2	28.3
Withdrawal liability - Central States Pension and Other Funds	15.9	—
Other	86.5	73.2
Total	$750.7	$641.3
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2014	2013
Deferred compensation plan	$76.3	$67.0
Pension and other post-retirement liabilities	11.0	6.5
Legal settlement reserves	10.8	27.3
Ceded insurance reserves	48.4	46.9
Withdrawal liability - Central States Pension and Other Funds	139.6	171.4
Other	58.8	59.9
Total	$344.9	$379.0
Other long-term liabilities includes the fair value of interest rate swaps of $4.4 million as of December 31, 2013.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2014 and 2013 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $416.6 million and $431.5 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known. The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2014	2013	2012
Balance at beginning of year	$431.5	$426.4	$418.3
Additions charged to expense	354.8	379.1	385.5
Payments	(372.2)	(377.2)	(381.6)
Accretion expense	2.5	3.2	4.2
Balance at end of year	416.6	431.5	426.4
Less: current portion	(118.6)	(136.6)	(135.5)
Long-term portion	$298.0	$294.9	$290.9

8.	LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2014, we owned or operated 189 active solid waste landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. Additionally, we currently have post-closure responsibility for 125 closed landfills.
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2014	2013
Landfill final capping, closure and post-closure liabilities	$1,144.3	$1,091.3
Environmental remediation	697.5	551.7
Total accrued landfill and environmental costs	1,841.8	1,643.0
Less: current portion	(164.3)	(178.7)
Long-term portion	$1,677.5	$1,464.3
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31:

	2014	2013	2012
Asset retirement obligation liabilities, beginning of year	$1,091.3	$1,052.4	$1,037.0
Non-cash additions	38.6	36.5	33.8
Acquisitions and other adjustments	3.8	(0.6)	(14.6)
Asset retirement obligation adjustments	(12.8)	12.0	(4.6)
Payments	(54.6)	(85.6)	(77.6)
Accretion expense	78.0	76.6	78.4
Asset retirement obligation liabilities, end of year	1,144.3	1,091.3	1,052.4
Less: current portion	(87.9)	(93.6)	(110.4)
Long-term portion	$1,056.4	$997.7	$942.0

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review our landfill asset retirement obligations annually. As a result, we recorded a net (decrease) increase in amortization expense of $(13.4) million, $(0.3) million and $4.9 million for 2014, 2013 and 2012, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $26.7 million as of December 31, 2014 and is included in restricted cash and marketable securities in our consolidated balance sheet.
The expected future payments for final capping, closure and post-closure as of December 31, 2014 follows:

2015	$87.9
2016	121.5
2017	88.7
2018	78.0
2019	92.2
Thereafter	5,224.6
$5,692.9
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2014 and for liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2014 would be approximately $360 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2014	2013	2012
Environmental remediation liabilities, beginning of year	$551.7	$563.7	$543.7
Net additions charged to expense	219.1	83.7	62.4
Payments	(99.4)	(122.5)	(73.1)
Accretion expense (non-cash interest expense)	25.3	26.8	30.7
Acquisitions and other	0.8	—	—
Environmental remediation liabilities, end of year	697.5	551.7	563.7
Less: current portion	(76.4)	(85.1)	(85.1)
Long-term portion	$621.1	$466.6	$478.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected undiscounted future payments for remediation costs as of December 31, 2014 follows:

2015	$76.4
2016	76.6
2017	55.5
2018	56.0
2019	43.9
Thereafter	406.2
$714.6
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  As of December 31, 2014, the remediation liability recorded for our closed Bridgeton Landfill in Missouri was $240.3 million, of which $30 million is expected to be paid during 2015. During the year ended December 31, 2014, we paid $64.3 million related to construction of a leachate management facility and related infrastructure, as well as management and monitoring of the remediation area. During the three months ended March 31, 2014, we recorded a charge to earnings of $36.1 million, primarily related to the design and construction of a leachate management facility. As the nature and extent of our leachate remediation efforts continued to change, it became necessary to upgrade treatment facility design features and infrastructure. In the third quarter of 2014, we completed construction of the leachate management facility, but it was not functioning at full capacity and was still in a testing mode.  In the fourth quarter of 2014, we updated our cost and timeline estimates to operate the leachate management facility, manage the remediation area and monitor the site. Accordingly, we recorded an environmental remediation charge of $174.5 million. We expect the facility will function at full capacity in the first half of 2015. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. We believe the remaining reasonably possible high end of our range would be approximately $160 million higher than the amount recorded as of December 31, 2014.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2014 is $83.4 million, of which $5.0 million is expected to be paid during 2015. We believe the remaining reasonably possible high end of our range would be approximately $70 million higher than the amount recorded as of December 31, 2014.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of December 31, 2014 and 2013 is listed in the following table in millions, and is adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		2014			2013
Maturity	Interest Rate	Principal	Adjustments	Carry Value	Principal	Adjustments	Carry Value
Credit facilities:
Uncommitted facility	Variable	$—	$—	$—	$—	$—	$—
June 2019	Variable	—	—	—	—	—	—
May 2017	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.1)	699.9
September 2019	5.500	650.0	(2.5)	647.5	650.0	(2.9)	647.1
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(1.8)	848.2	850.0	(2.0)	848.0
May 2023	4.750	550.0	11.5	561.5	550.0	(5.7)	544.3
March 2035	6.086	275.7	(23.9)	251.8	275.7	(24.5)	251.2
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.2)	596.8	600.0	(3.3)	596.7
Debentures:
May 2021	9.250	35.3	(1.6)	33.7	35.3	(1.7)	33.6
September 2035	7.400	165.3	(40.5)	124.8	165.2	(41.0)	124.2
Tax-exempt:
2015 - 2044	0.300 - 5.625	1,083.8	—	1,083.8	1,087.7	—	1,087.7
Other:
2015 - 2046	5.000 - 12.203	113.8	—	113.8	86.0	—	86.0
Total Debt		$7,123.9	$(62.7)	7,061.2	$7,099.9	$(81.8)	7,018.1
Less: current portion				(10.4)			(15.7)
Long-term portion				$7,050.8			$7,002.4
Loss on Extinguishment of Debt
During 2014, 2013 and 2012, we completed financing transactions that resulted in cash paid for premiums and professional fees to repurchase debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the loss on extinguishment of debt for the years ended December 31, 2014, 2013 and 2012:

	Principal Repaid	Cash Paid on Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt
2014
Amendments to credit facilities	$—	$—	$0.7	$0.7
Tax-exempt financings	42.5	—	0.7	0.7
Loss on extinguishment of debt for the year ended December 31, 2014		$—	$1.4	$1.4
2013
Tax-exempt financings	$189.1	$—	$2.1	$2.1
Loss on extinguishment of debt for the year ended December 31, 2013		$—	$2.1	$2.1
2012
Amendments to credit facilities	$—	$—	$1.5	$1.5
$750.0 million 6.875% senior notes due June 2017	750.0	25.8	71.0	96.8
Tax-exempt financings	94.0	—	14.2	14.2
Ineffective portion of interest rate lock settlements	—	0.1	—	0.1
Loss on extinguishment of debt for the year ended December 31, 2012		$25.9	$86.7	$112.6
Credit Facilities
In June 2014, we entered into a $1.25 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in April 2016. The Replacement Credit Facility matures in June 2019 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500.0 million, through increased commitments from existing lenders or the addition of new lenders.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,615.4 million and $1,527.9 million as of December 31, 2014 and 2013, respectively, and can be used for working capital, capital expenditures, letters of credit and other general corporate purposes. The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2014 and 2013, we had no borrowings under our Credit Facilities. We had $615.1 million and $722.1 million of letters of credit outstanding under our Credit Facilities, as of December 31, 2014 and 2013, respectively.
We have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2014 and 2013, we had no borrowings under our Uncommitted Credit Facility.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2015, we entered into a $20.0 million uncommitted credit facility agreement (the Puerto Rico Facility) that matures in 2016 and bears interest at LIBOR plus an applicable margin. We can use borrowings under the Puerto Rico Facility for working capital and other general corporate purposes.
Senior Notes and Debentures
Our senior notes are general senior unsecured obligations. Interest is payable semi-annually. These senior notes have a make-whole provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.
Tax-Exempt Financings
As of December 31, 2014 and 2013, we had $1,083.8 million and $1,087.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2015 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
As of December 31, 2014, we had $115.6 million of restricted cash and marketable securities, of which $20.9 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Other Debt
Other debt primarily includes capital lease liabilities of $113.8 million and $85.9 million as of December 31, 2014 and 2013, respectively, with maturities ranging from 2015 to 2046.
Future Maturities of Debt
Aggregate principal maturities of notes payable, capital leases and other long-term debt as of December 31, 2014 follows:

2015	$9.5
2016	4.5
2017	4.9
2018	705.5
2019	689.7
Thereafter	5,709.8
$7,123.9
Interest Expense and Interest Paid
Interest paid was $320.2 million, $324.0 million and $341.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The components of interest expense follows:

	2014	2013	2012
Interest expense on debt and capital lease obligations	$310.3	$319.8	$338.5
Accretion of debt discounts	6.6	6.9	12.2
Accretion of remediation reserves and other	38.2	40.6	46.2
Less: capitalized interest	(6.4)	(7.3)	(8.4)
Total interest expense	$348.7	$360.0	$388.5
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements to manage risks associated with interest rates, either to effectively convert specific fixed rate debt to a floating rate (fair value hedges), or to lock interest rates in anticipation of future debt issuances (cash flow hedges).
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2014, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates. The majority of these interest rate swaps do not contain credit-risk-related contingent features and we believe our exposure to such features, where applicable, is minimal.
As of December 31, 2014, the interest rate swap agreements are reflected at their fair value of $14.1 million and are included in other assets. As of December 31, 2013, the interest rate swap agreements are reflected at their fair value of $4.4 million and are included in other long-term liabilities. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $7.7 million and $2.0 million during the years ended December 31, 2014 and 2013, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the years ended December 31, 2014 and 2013, we recognized a loss of $12.6 million and a gain of $4.5 million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of $14.1 million and loss of $4.4 million on the related interest rate swaps, respectively. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
As of December 31, 2014 and 2013, no interest rate lock cash flow hedges were outstanding. The effective portion of our historical interest rate locks, recorded as a component of accumulated other comprehensive income, was $21.6 million and $23.0 million as of December 31, 2014 and 2013, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.7 million over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $2.7 million and $2.2 million, respectively.
10. INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follows:

	2014	2013	2012
Current:
Federal	$328.1	$289.6	$228.7
State	39.7	35.3	29.2
Deferred:
Federal	(13.3)	16.3	83.0
State	7.5	(12.5)	0.9
State deferred benefit - change in valuation allowance	(3.2)	(42.3)	—
Uncertain tax positions and interest, and other	(21.4)	(24.3)	(90.0)
Provision for income taxes	$337.4	$262.1	$251.8

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	3.1	2.5
Change in valuation allowance	(0.4)	(5.0)	—
Non-deductible expenses	0.9	1.0	1.1
Uncertain tax position taxes and interest	(0.4)	(1.8)	(4.7)
Other, net	—	(1.5)	(3.3)
Effective income tax rate	38.1%	30.8%	30.6%
Our 2014 effective tax rate was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $5.1 million.
Our 2013 effective tax rate was favorably impacted by approximately $42 million for adjustments to our valuation allowance, primarily due to the determination it was more likely than not the Company would be able to realize certain state loss carryforwards. In addition, our 2013 effective tax rate was favorably impacted by approximately $14 million due to a settlement for tax years 2009 to 2010 with the Internal Revenue Service (IRS) appeals division and the Joint Committee of Taxation. Lastly, our 2013 effective tax rate was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $9.6 million.
Our 2012 effective tax rate was favorably impacted by the settlement with the IRS appeals division for tax years 2004 to 2008. This settlement benefited our 2012 tax provision by approximately $35 million. The 2012 effective tax rate was also favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of approximately $16 million.
The components of the net deferred income tax asset and liability as of December 31 follows:

	2014	2013
Deferred tax liabilities relating to:
Differences between book and tax basis of property	$(982.6)	$(983.6)
Difference between book and tax basis of intangible assets	(704.8)	(692.5)
Basis difference due to redemption of partnership interests	(129.1)	(128.5)
Total liabilities	$(1,816.5)	$(1,804.6)
Deferred tax assets relating to:
Environmental reserves	$438.6	$356.0
Accruals not currently deductible	207.9	244.2
State net operating loss carryforwards	124.9	126.4
Difference between book and tax basis of other assets	113.0	111.4
Deferred taxes on uncertain tax positions	14.7	16.4
Other	0.4	5.5
Total assets	899.5	859.9
Valuation allowance	(73.9)	(76.9)
Net deferred tax asset	825.6	783.0
Net deferred tax liabilities	$(990.9)	$(1,021.6)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the deferred tax valuation allowance for the years ended December 31 follows:

	2014	2013	2012
Valuation allowance, beginning of year	$76.9	$124.8	$118.1
Additions charged to income	0.2	0.1	1.9
Realized deferred tax assets	(3.2)	(42.3)	(3.2)
Expirations of state net operating losses	—	—	(0.3)
Other, net	—	(5.7)	8.3
Valuation allowance, end of year	$73.9	$76.9	$124.8
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized after initial recognition. We also provide valuation allowances, as needed, to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
During the year ended December 31, 2013, we determined that it is more likely than not that we would realize a portion of our deferred tax asset related to certain state loss carryforwards. Most of these loss carryforwards were attributable to a specific subsidiary for which we had historically provided a valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards existed. Evaluating both positive and negative evidence, and most notably, the exit by the specific subsidiary from a cumulative loss position, we determined it was more likely than not that a portion of these loss carryforwards would be realized. This resulted in a reduction to our valuation allowance of approximately $44 million for the year ended December 31, 2013.
Substantially all of our valuation allowance is associated with state loss carryforwards. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance.
We have state net operating loss carryforwards with an estimated tax effect of $124.9 million available as of December 31, 2014. These state net operating loss carryforwards expire at various times between 2015 and 2033. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2014, we have provided a valuation allowance of $70.9 million. Also as of December 31, 2014, we have provided a valuation allowance of $3.0 million for certain other deferred tax assets.
Deferred income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of approximately $49 million as of December 31, 2014 as such earnings are considered to be permanently reinvested. This amount would become taxable upon a repatriation of assets or a sale or liquidation of the subsidiaries, If such an event were to occur, we would incur approximately $17 million of federal income taxes.
We made income tax payments (net of refunds received) of approximately $382 million, $288 million and $185 million for 2014, 2013 and 2012, respectively. Cash paid for income taxes increased over the periods primarily due to higher expected taxable income and the related deductible timing differences associated with certain remediation charges.
Income taxes paid in 2014 reflect the favorable tax depreciation provisions of the Tax Increase Protection Act of 2014, signed into law on December 16, 2014. This legislation extended 50% bonus depreciation for property placed in service during 2014.
Income taxes paid in 2013 reflect the favorable tax depreciation provisions of the American Tax Relief Act of 2012 signed into law on January 2, 2013. This legislation extended 50% bonus depreciation for property placed in service during 2013. Income taxes paid in 2012 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act). The Tax Relief Act included 50% bonus depreciation for property placed in service in 2012.
We and our subsidiaries are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for all years prior to 2011. We are currently under state examination or administrative review in various jurisdictions for tax years 2003 to 2013.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2014	2013	2012
Balance at beginning of year	$72.0	$84.7	$54.3
Additions based on tax positions related to current year	0.8	0.3	0.9
Additions for tax positions of prior years	5.0	11.4	64.0
Reductions for tax positions of prior years	(6.0)	(2.4)	—
Reductions for tax positions resulting from lapse of statute of limitations	(0.2)	(1.3)	(7.3)
Settlements	(1.5)	(20.7)	(27.2)
Balance at end of year	$70.1	$72.0	$84.7
During 2014, the resolution of tax matters in various jurisdictions reduced our gross unrecognized tax benefits by $1.5 million. During 2013, we settled with the IRS appeals division and the Joint Committee on Taxation our 2009 and 2010 tax years. The resolution of these tax periods in addition to various state tax resolutions during the year reduced our gross unrecognized tax benefits by $20.7 million. During 2012, we settled with the IRS appeals division our 2004 to 2008 tax years. The resolution of these tax periods reduced our gross unrecognized tax benefits by $27.2 million.
Included in our gross unrecognized tax benefits as of December 31, 2014 and 2013 are $45.6 million and $46.8 million of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would affect our effective income tax rate in future periods.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $1.5 million during 2014 and, in total as of December 31, 2014, have recognized a liability for penalties of $0.5 million and interest of $18.7 million.
During 2013, we accrued interest of approximately $1.2 million and, in total as of December 31, 2013, had recognized a liability for penalties of $0.5 million and interest of $17.0 million. During 2012, we accrued interest of approximately $1.0 million and, in total as of December 31, 2012, had recognized a liability for penalties of $0.7 million and interest of $18.9 million.
Gross unrecognized tax benefits that we expect to settle in the following twelve months are in the range of $5 million to $15 million; however, it is reasonably possible that the amount of unrecognized tax benefits may either increase or decrease in the next twelve months.
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
Stock-Based Compensation
In July 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity based compensation to our employees and non-employee directors who are eligible to participate in the 1998 Plan. The 1998 Plan expired on June 30, 2008 and no further awards will be made. In February 2007, our board of directors approved the 2007 Stock Incentive Plan (2007 Plan), and in May 2007 our shareholders ratified the 2007 Plan. In March 2011, our board of directors approved the Amended and Restated 2007 Stock Incentive Plan, and in May 2011 our shareholders ratified the Amended and Restated 2007 Stock Incentive Plan. In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated Plan), and in May 2013 our shareholders ratified the Amended and Restated Plan. We currently have approximately 16.3 million shares of common stock reserved for future grants under the Amended and Restated Plan.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In December 2008, the board of directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (the 2006 Plan)). Allied’s shareholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect Republic as the new sponsor of the Plan, and that any references to shares of common stock are to shares of common stock of Republic, and to adjust outstanding awards and the number of shares available under the Plan to reflect the Allied acquisition. The 2006 Plan, as amended and restated, provided for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the Allied acquisition. No further awards will be made under the 2006 Plan.
Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures (at 3.0% for each of the periods presented) and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2014, 2013 and 2012 were $5.74, $5.27 and $4.77 per option, respectively, which were calculated using the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	27.5%	28.9%	27.8%
Risk-free interest rate	1.4%	0.7%	0.8%
Dividend yield	3.2%	3.2%	3.2%
Expected life (in years)	4.6	4.5	4.5
Contractual life (in years)	7.0	7.0	7.0

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	14.3	$26.13
Granted	3.1	29.63
Exercised	(2.9)	29.32		$18.8
Forfeited or expired	(0.8)	28.80
Outstanding as of December 31, 2012	13.7	27.51
Granted	3.0	31.21
Exercised	(5.5)	26.48		$36.0
Forfeited or expired	(0.7)	30.02
Outstanding as of December 31, 2013	10.5	28.91
Granted	0.5	33.76
Exercised	(3.0)	27.98		$24.5
Forfeited or expired	(0.4)	31.02
Outstanding as of December 31, 2014	7.6	$29.49	3.8	$79.8
Exercisable as of December 31, 2014	3.7	$28.14	2.9	$44.9
During the years ended December 31, 2014, 2013 and 2012, compensation expense for stock options was $6.3 million, $12.9 million and $13.2 million, respectively.
As of December 31, 2014, total unrecognized compensation expense related to outstanding stock options was $4.3 million, which will be recognized over a weighted average period of 1.6 years. The total fair value of stock options that vested in 2014, 2013 and 2012 was $12.5 million, $10.8 million and $10.9 million, respectively.
We classified excess tax benefits of $4.3 million, $3.8 million and $1.9 million as cash flows from financing activities for 2014, 2013 and 2012, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Stock Awards
The following table summarizes restricted stock unit and restricted stock activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Restricted Stock Units and Shares of Restricted Stock (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2011	770.0	$27.17
Granted	303.8	27.76
Vested and issued	(167.2)	26.35
Forfeited	(1.3)	29.79
Unissued as of December 31, 2012	905.3	27.51
Granted	361.8	30.16
Vested and issued	(243.0)	28.16
Forfeited	(27.1)	30.66
Unissued as of December 31, 2013	997.0	28.48
Granted	784.9	33.38
Vested and issued	(258.4)	28.07
Forfeited	(67.3)	33.14
Unissued as of December 31, 2014	1,456.2	$24.07	1.0	$58.6
Vested and unissued as of December 31, 2014	575.6	$39.75
During 2014, we awarded our non-employee directors 86,425 restricted stock units, which vested immediately. During 2014, we awarded 657,476 restricted stock units to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 41,032 restricted stock units were earned as dividend equivalents. The restricted stock units do not carry any voting or dividend rights, except the right to receive additional restricted stock units in lieu of dividends.
During 2013, we awarded our non-employee directors 72,842 restricted stock units, which vested immediately. During 2013, we awarded 258,944 restricted stock units to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 30,009 restricted stock units were earned as dividend equivalents.
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
The fair value of restricted stock units and restricted stock is based on the closing market price on the date of the grant. The compensation expense related to restricted stock units and restricted stock is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During 2014, 2013 and 2012, compensation expense related to restricted stock units and restricted shares totaled $11.1 million, $6.3 million and $8.0 million, respectively. As of December 31, 2014, total unrecognized compensation expense related to outstanding restricted stock units was $19.5 million, which will be recognized over a weighted average period of 2.9 years.
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
Prior to the conversion to the cash balance design, benefits payable as a single life annuity under the Plan were based on the participant’s highest five years of earnings out of the last ten years of service. Upon conversion to the cash balance plan, the existing accrued benefits were converted to a lump-sum value using the actuarial assumptions in effect at the time. Participants’ cash balance accounts are increased until retirement by certain benefit and interest credits under the terms of their bargaining agreements. Participants may elect early retirement with the attainment of age 55 and completion of ten years of credited service at reduced benefits. Participants with 35 years of service may retire at age 62 without any reduction in benefits.
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2014 or 2013.
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
The following table presents the ABO and reconciliations of the changes in the PBO, the plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2014	2013
Accumulated benefit obligation	$276.8	$261.7
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$261.7	$301.4
Interest cost	11.3	11.0
Actuarial loss (gain)	24.7	(14.9)
Benefits paid	(20.9)	(35.8)
Projected benefit obligation at end of year	$276.8	$261.7
Change in plan assets:
Fair value of plan assets at beginning of year	$269.8	$295.3
Actual return on plan assets	26.5	13.2
Estimated expenses	(2.8)	(2.9)
Benefits paid	(20.9)	(35.8)
Fair value of plan assets at end of year	$272.6	$269.8
Funded (underfunded) status	$(4.2)	$8.1
Amounts recognized in the statement of financial position consist of:
Noncurrent (liabilities) and assets	$(4.2)	$8.1
Net amount recognized	$(4.2)	$8.1
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.70%	4.50%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated statement of financial position that have not yet been recognized as components of net periodic benefit cost as of December 31, 2014 and 2013 were $19.9 million and $35.5 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$2.8	$2.9	$3.0
Interest cost	11.3	11.0	13.1
Expected return on plan assets	(16.4)	(16.2)	(18.9)
Recognized net actuarial gain	(1.0)	(0.2)	—
Amortization of prior service cost	0.1	0.1	0.1
Settlement income	—	(3.5)	(2.2)
Net periodic benefit cost	$(3.2)	$(5.9)	$(4.9)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	3.90%	3.60%
Expected return on plan assets	6.35%	6.00%	6.50%
Rate of compensation increase	N/A	N/A	N/A
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
The following table summarizes our target asset allocation for 2014 and actual asset allocation as of December 31, 2014 and 2013 for our defined benefit pension plan:

	Target Asset Allocation	2014 Actual Asset Allocation	2013 Actual Asset Allocation
Debt securities	70%	70%	70%
Equity securities	30	30	30
Total	100%	100%	100%
For 2015, the investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 6.35%. While we believe we can achieve a long-term average return of 6.35%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2014 and 2013:

		Fair Value Measurements Using
	Total as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$6.2	$6.2	$—	$—
Mutual funds	266.0	—	266.0	—
Limited partnerships	0.4	—	—	0.4
Total assets	$272.6	$6.2	$266.0	$0.4

		Fair Value Measurements Using
	Total as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$5.1	$5.1	$—	$—
Common stock	13.5	13.5	—	—
Mutual funds and real estate investment trusts	170.7	128.5	42.2	—
Bonds	80.1	—	80.1	—
Limited partnerships	0.4	—	—	0.4
Total assets	$269.8	$147.1	$122.3	$0.4
Estimated future benefit payments for the next ten years under the Plan follows:

2015	$18.5
2016	18.9
2017	18.8
2018	18.2
2019	18.4
2020 through 2024	87.3
Collective Bargaining Agreements
As of December 31, 2014, approximately 27% of our workforce was represented by various labor unions, and approximately 5% of our workforce was covered by collective bargaining agreements that are set to expire during 2015.
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
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2014 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2014 and 2013 is for the plans’ year ended September 30 or December 31, 2013 and 2012, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the “critical” red zone are generally less than 65% funded, plans in the “endangered” yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. The last column lists the expiration dates of the collective-bargaining agreements (CBA) to which the plans are subject. There have been no significant changes that affect the comparability of the 2014, 2013 and 2012 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration
Legal Plan Name	EIN	2013	2012	Implemented	2014	2013	2012	Imposed	of CBA
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical	Critical	Implemented	$—	$1.8	$3.5	No	N/A
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Critical	Critical	Implemented	9.2	6.9	6.3	No	10/01/13 - 9/30/18
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	25.1	25.3	26.7	No	12/31/09 - 12/31/18
Individually significant plans					34.3	34.0	36.5
All other plans	N/A	N/A	N/A	N/A	12.5	9.8	9.0	N/A
Total					$46.8	$43.8	$45.5
We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ending September 30, 2014 or December 31, 2014.
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
As of December 31, 2014, our estimated liability recorded for our withdrawal from the Fund was $153.4 million. We anticipate that this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including the number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In April 2014, we submitted to the Fund a request for review and an information request for supporting documentation surrounding the Fund’s calculation and assessment of withdrawal liability.  To date the Fund has not responded to our request.  In September 2014, we submitted a formal demand for arbitration.  The dispute is in arbitration with a hearing date set for July 2016.  We cannot predict the outcome of arbitration or any additional future proceedings.  Should the Fund’s assessment of withdrawal liability be upheld, we could owe an additional $67 million in cash payments over the 20-year payment period. The pendency of arbitration does not relieve us of our obligation to make progress payments while we dispute the amounts. During the year ended December 31, 2014, we made twelve progress payments associated with the Fund's assessed withdrawal liability totaling $15.9 million.
Defined Contribution Plan
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
Total expense recorded for matching 401(k) contributions in 2014, 2013 and 2012 was $32.1 million, $30.1 million and $28.7 million, respectively.
Deferred Compensation Plan
We provide eligible employees, officers and directors of Republic with the opportunity to voluntarily defer base salary, bonus payments, long-term incentive awards and other compensation, as applicable, on a pre-tax basis through Republic Services, Inc. Deferred Compensation Plan (the DCP). The DCP is a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. Eligible participants can defer up to 80% of base salary and up to 100% of bonus, long-term compensation and directors’ fees. Under the DCP, some participants also are eligible for matching contributions. The matching contribution under the DCP is equal to the lesser of 2% of the participant’s compensation over established 401(k) limits or 50% of the amount the participant has deferred. The DCP participants have no ownership or security interest in any of the amounts deferred or the measurement funds under the DCP. The right of each participant in the DCP is solely that of a general, unsecured creditor of Republic with respect to his or her own interest under the DCP. Deferred amounts may be subject to forfeiture and are deemed invested among investment funds offered under the DCP, as directed by each participant. Payments of deferred amounts are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years.
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $77.1 million and $65.1 million as of December 31, 2014 and 2013, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $76.3 million and $67.0 million as of December 31, 2014 and 2013, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Employees of Republic are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2014, 2013 and 2012, issuances under this plan totaled 139,941 shares, 142,217 shares and 169,624 shares, respectively. As of December 31, 2014, shares reserved for issuance to employees under this plan totaled 0.7 million and Republic held employee contributions of approximately $1.2 million for the purchase of common stock.

12.	STOCKHOLDERS' EQUITY
Our share repurchase program has been in effect since November 2010. From November 2010 to December 31, 2014, we repurchased 46.6 million shares of our stock for $1,439.5 million at a weighted average cost per share of $30.88. During 2014, we repurchased 11.1 million shares of our stock for $400.4 million at a weighted average cost per share of $35.92. During 2013, we repurchased 6.5 million shares for $213.6 million at a weighted average cost per share of $32.92. During 2012, we repurchased 11.8 million shares for $324.7 million at a weighted average cost per share of $27.44.
In October 2014, our board of directors approved a quarterly dividend of $0.28 per share. Cash dividends declared were $383.6 million, $357.3 million and $332.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we recorded a quarterly dividend payable of $98.7 million to shareholders of record at the close of business on January 2, 2015.

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
Earnings per share for the years ended December 31 are calculated as follows (in thousands, except per share amounts):

	2014	2013	2012
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$547,600	$588,900	$571,800
Weighted average common shares outstanding	356,673	362,054	366,883
Basic earnings per share	$1.54	$1.63	$1.56
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$547,600	$588,900	$571,800

Weighted average common shares outstanding	356,673	362,054	366,883
Effect of dilutive securities:
Options to purchase common stock	1,350	1,332	1,008
Unvested restricted stock awards	84	36	129
Weighted average common and common equivalent shares outstanding	358,107	363,422	368,020
Diluted earnings per share	$1.53	$1.62	$1.55
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	274	1,658	7,876

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT REPORTING
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
Summarized financial information concerning our reportable segments for the years ended December 31, 2014, 2013 and 2012 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2014:
East	$2,902.8	$(404.7)	$2,498.1	$266.2	$429.6	$235.5	$4,538.4
Central	3,238.6	(616.2)	2,622.4	318.6	503.6	270.9	5,775.7
West	4,276.8	(787.4)	3,489.4	355.1	825.7	298.7	8,413.7
Corporate entities	192.8	(14.4)	178.4	45.0	(525.8)	57.4	1,366.2
Total	$10,611.0	$(1,822.7)	$8,788.3	$984.9	$1,233.1	$862.5	$20,094.0
2013:
East	$2,857.4	$(401.4)	$2,456.0	$257.6	$451.0	$260.7	$4,972.3
Central	3,098.5	(586.4)	2,512.1	304.6	494.5	297.5	5,794.7
West	4,049.8	(725.4)	3,324.4	342.8	766.6	303.4	8,274.9
Corporate entities	139.0	(14.3)	124.7	49.0	(501.8)	19.2	907.3
Total	$10,144.7	$(1,727.5)	$8,417.2	$954.0	$1,210.3	$880.8	$19,949.2
2012:
East	$2,838.7	$(392.9)	$2,445.8	$244.6	$474.6	$223.2	$4,916.6
Central	2,969.3	(544.5)	2,424.8	285.0	474.5	296.8	5,668.4
West	3,819.8	(661.8)	3,158.0	332.7	685.9	357.4	8,226.1
Corporate entities	103.7	(14.0)	89.7	64.6	(314.4)	26.1	805.8
Total	$9,731.5	$(1,613.2)	$8,118.3	$926.9	$1,320.6	$903.5	$19,616.9
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, corporate accounts, closed landfills and other administrative functions. During the years ended December 31, 2014, 2013 and 2012, environmental remediation charges were incurred at our closed Bridgeton Landfill in Missouri. See Note 8, Landfill and Environmental Costs. During 2014, 2013 and 2012, we recorded charges related to our withdrawal from the Central States, Southeast and Southwest Areas Pension Fund. See Note 11, Employee Benefit Plans, for a summary of our withdrawal and the related estimated withdrawal liability. During 2014, 2013 and 2012, we completed various refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs. See Note 9, Debt.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our total reported revenue by service line for the years ended December 31 (in millions and as a percentage of revenue).

	2014		2013		2012
Collection:
Residential	$2,193.6	25.0%	$2,175.5	25.8%	$2,155.7	26.6%
Commercial	2,723.3	31.0	2,616.9	31.1	2,523.2	31.1
Industrial	1,784.0	20.3	1,639.4	19.5	1,544.2	19.0
Other	37.2	0.4	34.7	0.4	33.4	0.4
Total collection	6,738.1	76.7	6,466.5	76.8	6,256.5	77.1
Transfer	1,062.6		1,021.8		964.5
Less: intercompany	(654.4)		(615.2)		(575.3)
Transfer, net	408.2	4.6	406.6	4.8	389.2	4.8
Landfill	2,014.5		1,927.2		1,863.3
Less: intercompany	(928.1)		(902.2)		(862.5)
Landfill, net	1,086.4	12.4	1,025.0	12.2	1,000.8	12.3
Sale of recycled commodities	390.8	4.4	374.6	4.5	349.0	4.3
Other non-core	164.8	1.9	144.5	1.7	122.8	1.5
Other	555.6	6.3	519.1	6.2	471.8	5.8
Total revenue	$8,788.3	100.0%	$8,417.2	100.0%	$8,118.3	100.0%
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
15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the years ended December 31, 2014, 2013 and 2012 follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2011	$24.5	$(3.0)	$21.5
Other comprehensive income before reclassifications	(3.7)	(15.6)	(19.3)
Amounts reclassified from accumulated other comprehensive income	2.3	1.3	3.6
Net current-period other comprehensive income	(1.4)	(14.3)	(15.7)
Balance as of December 31, 2012	23.1	(17.3)	5.8
Other comprehensive income before reclassifications	(4.0)	(7.1)	(11.1)
Amounts reclassified from accumulated other comprehensive income	0.2	2.1	2.3
Net current-period other comprehensive income	(3.8)	(5.0)	(8.8)
Balance as of December 31, 2013	19.3	(22.3)	(3.0)
Other comprehensive loss before reclassifications	23.8	9.3	33.1
Amounts reclassified from accumulated other comprehensive income	(1.2)	—	(1.2)
Net current-period other comprehensive loss	22.6	9.3	31.9
Balance as of December 31, 2014	$41.9	$(13.0)	$28.9

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of reclassifications out of accumulated other comprehensive loss (income) for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)			Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Recycling commodity hedges	$—	$0.2	$3.3	Revenue
Fuel hedges	0.7	2.9	2.8	Cost of operations
Interest rate contracts	(2.7)	(2.7)	(2.2)	Interest expense
	(2.0)	0.4	3.9	Total before tax
	0.8	(0.2)	(1.6)	Tax benefit (expense)
	(1.2)	0.2	2.3	Net of tax
Pension gains:
Pension settlement	$—	$3.5	$2.2	Selling, general and administrative
	—	(1.4)	(0.9)	Tax expense
	—	2.1	1.3	Net of tax
Total (loss) gain reclassified into earnings	$(1.2)	$2.3	$3.6

16.	FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of December 31, 2014:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2015	27,000,000	$3.76
2016	24,120,000	3.64
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of December 31, 2014 and 2013 were current liabilities of $34.4 million and $0.1 million, respectively, and current assets of $6.7 million as of December 31, 2013, and have been recorded in other accrued liabilities and prepaid expenses and other current assets in our consolidated balance sheets, respectively. The ineffective portions of the changes in fair values resulted in losses of $0.5 million for the year ended December 31, 2014 and gains of less than $0.1 million for each of the years ended December 31, 2013 and 2012, and have been recorded in other income, net in our consolidated statements of income.
Total (loss) gain recognized in other comprehensive income for fuel hedges (the effective portion) were $(24.2) million, $2.4 million and $3.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recycling Commodity Hedges
We had no outstanding recycling commodity hedges as of December 31, 2014. The aggregate fair values of the outstanding recycling commodity hedges as of December 31, 2013 were current assets of $0.3 million and current liabilities of $0.6 million, and have been recorded in prepaid expenses and other current assets and other accrued liabilities in our consolidated balance sheets, respectively. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges). No amounts were recognized in other income, net in our consolidated statements of income for the ineffectiveness portion of the changes in fair values during the years ended December 31, 2014, 2013 and 2012. Total gain (loss) recognized in other comprehensive income for recycling commodity hedges (the effective portion) were $0.1 million, $(0.1) million and $(0.6) million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
As of December 31, 2014 and 2013, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2014
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$59.7	$59.7	$59.7	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.8	56.8	—	56.8	—
Interest rate swaps - other assets	14.1	14.1	—	14.1	—
Total assets	$130.6	$130.6	$59.7	$70.9	$—
Liabilities:
Fuel hedges - other accrued liabilities	$34.4	$34.4	$—	$34.4	$—
Total debt	7,061.2	7,977.9	—	7,977.9	—
Total liabilities	$7,095.6	$8,012.3	$—	$8,012.3	$—

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The fair value of our fixed rate senior notes and debentures was $6.8 billion and $6.4 billion as of December 31, 2014 and 2013, respectively. The carrying value of these notes and debentures was $5.9 billion and $5.8 billion as of December 31, 2014 and 2013, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. See Note 9, Debt, for further information related to our debt.

17.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $68 million relating to our outstanding legal proceedings as of December 31, 2014. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $74 million higher than the amount recorded as of December 31, 2014.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments
We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to 30 years. Rent expense during the years ended December 31, 2014, 2013 and 2012 was $49.1 million, $47.8 million and $46.0 million, respectively.
Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2014 are as follows:

2015	$24.4
2016	20.5
2017	19.4
2018	16.8
2019	13.2
Thereafter	56.5
$150.8
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
Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2014 are as follows:

2015	$236.4
2016	76.3
2017	71.5
2018	38.7
2019	34.1
Thereafter	494.4
$951.4
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our insurance program and collateral for certain performance obligations.
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2014	2013
Letters of credit	$659.9	$782.7
Surety bonds	2,952.7	2,819.9
The outstanding letters of credit used $615.1 million and $722.1 million as of December 31, 2014 and 2013, respectively, of availability under our Credit Facilities. Surety bonds subject to expiration will expire on various dates through 2021.
These financial instruments are issued in the normal course of business and are not debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2014	2013
Financing proceeds	$37.7	$21.9
Capping, closure and post-closure obligations	26.7	56.0
Insurance	50.4	88.4
Other	0.8	3.4
Total restricted cash and marketable securities	$115.6	$169.7
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,203.6 million was outstanding as of December 31, 2014. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit totaling $15.8 million as of December 31, 2013. There were no letters of credit outstanding as of December 31, 2014.
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
18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Revenue	$2,073.7	$2,225.3	$2,264.1	$2,225.2
Operating income	306.1	378.3	382.4	166.4
Net income	132.6	179.0	185.8	50.5
Net income attributable to Republic Services, Inc.	132.5	179.0	185.8	50.3
Diluted earnings per common share	0.37	0.50	0.52	0.14
2013:
Revenue	$1,998.6	$2,111.7	$2,165.4	$2,141.5
Operating income	274.2	181.2	352.3	402.6
Net income	124.9	56.4	171.1	236.7
Net income attributable to Republic Services, Inc.	124.6	56.3	171.4	236.6
Diluted earnings per common share	0.34	0.15	0.47	0.65
During the years ended December 31, 2014 and 2013, environmental remediation charges were incurred at our closed Bridgeton Landfill in Missouri, of which $36.1 million was recorded during the first quarter of 2014, $174.5 million was recorded during the fourth quarter of 2014, and $108.7 million was recorded during the second quarter of 2013. See Note 8, Landfill and Environmental Costs, for a summary of these charges. During 2013, we recorded charges related to our withdrawal from the Central States, Southeast and Southwest Areas Pension Fund, of which $57.9 million was recorded during the first quarter of 2013, $42.0 million was recorded during the second quarter of 2013, and $38.7 million was recorded during the third quarter of 2013. During the fourth quarter of 2013, we reduced our valuation allowance related to certain deferred tax assets for state net operating loss carryforwards. See Note 10, Income Taxes, for a summary regarding this valuation allowance adjustment.

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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2014, based on the specified criteria.
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
Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2015 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2015 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2014 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercised Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	9.1	$29.53	17.0
Equity compensation plans not approved by security holders	—	—	—
Total	9.1	$29.53	17.0
 ____________

(a)	Includes our 1998 Stock Incentive Plan, 2006 Incentive Stock Plan, Amended and Restated 2007 Stock Incentive Plan, and our 2009 Employee Stock Purchase Plan (ESPP).

(b)	Includes 7.6 million stock options, 1.5 million shares underlying restricted stock units, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock units as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 16.3 million shares under our 2007 Stock Incentive Plan and 0.7 million shares under our ESPP.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

3.3	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
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

4.3
Indenture, dated as of September 8, 2009, by and between Republic Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 9, 2009).

4.4
First Supplemental Indenture, dated as of September 8, 2009, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 9, 2009).

4.5
Second Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 3.800% Notes due 2018 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 9, 2011).

4.6
Third Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 4.750% Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 9, 2011).

4.7
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

Exhibit Number	Description
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

4.12
Indenture, dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 21, 2012).

4.13
First Supplemental Indenture, dated as of May 21, 2012, to the Indenture dated as of May 21, 2012, by and among Republic Services, Inc., the guarantors named therein and Wells Fargo Bank, National Association, including the form of 3.55% Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 21, 2012).

4.14
Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., as borrower, Bank of America N.A., as administrative agent, swing line lender and L/C issuer and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 8, 2012).

4.15
Amendment No. 1, dated as of October 29, 2012, to the Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

4.16
Amendment No. 2, dated as of July 24, 2013, to the Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Republic Services, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.17
Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).

4.18
First Supplemental Indenture, dated as of July 30, 1999, to the Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4 (No. 333-61744)).

4.19
First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.20
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

4.21
Credit Agreement, dated as of June 30, 2014, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 2, 2014).

4.22
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

Exhibit Number	Description
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

10.6+
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

10.8+
Form of Non-Employee Director Stock Unit Agreement under the Republic Services, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.9+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.10+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.11+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).

10.12+
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

10.23+
Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.24+
Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).

10.25+
Employment Agreement, effective as of October 29, 2013, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.26+
Retirement Agreement, dated June 22, 2012, by and between Tod C. Holmes and Republic Services, Inc. (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.27+
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

10.33+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.34+
First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.35+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.36+
First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.37+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit Number	Description
10.38+
Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.39+
Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.40+
Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.41+
Republic Services, Inc. Executive Separation Policy, as amended as of March 29, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.42+
Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.43+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.44+
Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.45+	Offer Letter, dated May 23, 2014, by and between Robert Maruster and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 2, 2014).
10.46+
Form of Employee Restricted Stock Unit Agreement, dated May 23, 2014, by and between Robert Maruster and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 2, 2014).

10.47+
Offer Letter, dated August 22, 2014, by and between Charles F. Serianni and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 25, 2014).

10.48+
Separation agreement, entered into October 7, 2014, by and between Glenn A. Culpepper and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 8, 2014).

10.49+	Clawback Policy, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 30, 2014).
10.50+
First Amendment to the Employment Agreement, dated December 23, 2014, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2014).

10.51+	Form of Performance Share Agreement, adopted January 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.52+
Form of Employee Restricted Stock Unit Agreement - Senior Executive, adopted January 7, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 9, 2015).

10.53+*	Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective February 10, 2015.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
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

Date:	February 23, 2015	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2015
Donald W. Slager

/s/ CHARLES F. SERIANNI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2015
Charles F. Serianni

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015
Brian A. Goebel

/s/ RAMON A. RODRIGUEZ	Chairman of the Board of Directors	February 23, 2015
Ramon A. Rodriguez

/s/ TOMAGO COLLINS	Director	February 23, 2015
Tomago Collins

/s/ JAMES W. CROWNOVER	Director	February 23, 2015
James W. Crownover

/s/ ANN E. DUNWOODY	Director	February 23, 2015
Ann E. Dunwoody

/s/ WILLIAM J. FLYNN	Director	February 23, 2015
William J. Flynn

/s/ MANUEL KADRE	Director	February 23, 2015
Manuel Kadre

/s/ MICHAEL LARSON	Director	February 23, 2015
Michael Larson

/s/ W. LEE NUTTER	Director	February 23, 2015
W. Lee Nutter

/s/ ALLAN C. SORENSEN	Director	February 23, 2015
Allan C. Sorensen

/s/ JOHN M. TRANI	Director	February 23, 2015
John M. Trani