Form 10-Q
period 2015-06-30
REPUBLIC SERVICES, INC.
filed 2015-07-24
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 16, 2015, the registrant had outstanding 348,916,749 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 67,207,760).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99.9	$75.2
Accounts receivable, less allowance for doubtful accounts and other of $50.2 and $38.9, respectively	969.4	930.4
Prepaid expenses and other current assets	151.7	263.4
Deferred tax assets	119.9	122.0
Total current assets	1,340.9	1,391.0
Restricted cash and marketable securities	110.6	115.6
Property and equipment, net	7,538.7	7,165.3
Goodwill	11,102.4	10,830.9
Other intangible assets, net	272.7	298.9
Other assets	301.3	292.3
Total assets	$20,666.6	$20,094.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544.1	$527.3
Notes payable and current maturities of long-term debt	5.1	10.4
Deferred revenue	315.8	306.3
Accrued landfill and environmental costs, current portion	169.0	164.3
Accrued interest	70.8	67.0
Other accrued liabilities	683.4	750.7
Total current liabilities	1,788.2	1,826.0
Long-term debt, net of current maturities	7,547.5	7,050.8
Accrued landfill and environmental costs, net of current portion	1,694.4	1,677.5
Deferred income taxes and other long-term tax liabilities	1,138.5	1,149.0
Insurance reserves, net of current portion	280.2	298.0
Other long-term liabilities	453.1	344.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 416.0 and 414.4 issued including shares held in treasury, respectively	4.1	4.1
Additional paid-in capital	6,927.1	6,876.9
Retained earnings	2,960.2	2,795.0
Treasury stock, at cost (66.7 and 61.7 shares, respectively)	(2,107.2)	(1,901.8)
Accumulated other comprehensive loss, net of tax	(21.7)	(28.9)
Total Republic Services, Inc. stockholders’ equity	7,762.5	7,745.3
Noncontrolling interests	2.2	2.5
Total stockholders’ equity	7,764.7	7,747.8
Total liabilities and stockholders’ equity	$20,666.6	$20,094.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,311.4	$2,229.2	$4,480.8	$4,306.3
Expenses:
Cost of operations	1,420.4	1,376.9	2,724.7	2,701.6
Depreciation, amortization and depletion	245.9	230.3	479.3	443.4
Accretion	19.7	19.4	39.4	38.9
Selling, general and administrative	236.2	221.0	475.4	434.7
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	1.5	—	1.5
Restructuring charges	—	1.8	—	1.8
Operating income	389.2	378.3	762.0	684.4
Interest expense	(91.5)	(86.9)	(180.2)	(173.8)
Loss on extinguishment of debt	—	(1.4)	—	(1.4)
Interest income	0.1	0.3	0.5	0.4
Other income, net	0.9	0.4	0.9	1.3
Income before income taxes	298.7	290.7	583.2	510.9
Provision for income taxes	108.4	111.7	220.3	199.3
Net income	190.3	179.0	362.9	311.6
Net income attributable to noncontrolling interests	—	—	(0.2)	(0.1)
Net income attributable to Republic Services, Inc.	$190.3	$179.0	$362.7	$311.5
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.54	$0.50	$1.03	$0.87
Weighted average common shares outstanding	350.7	356.2	352.0	358.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.54	$0.50	$1.03	$0.87
Weighted average common and common equivalent shares outstanding	352.0	357.6	353.4	359.3
Cash dividends per common share	$0.28	$0.26	$0.56	$0.52
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$190.3	$179.0	$362.9	$311.6
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	(3.7)	0.5	(6.4)	1.1
Realized loss (gain) reclassified into earnings	4.2	(0.1)	7.9	(0.4)
Unrealized gain	5.6	2.7	5.8	0.8
Pension activity:
Change in funded status of pension plan obligations	—	—	(0.1)	—
Other comprehensive income, net of tax	6.1	3.1	7.2	1.5
Comprehensive income	196.4	182.1	370.1	313.1
Comprehensive income attributable to noncontrolling interests	—	—	(0.2)	(0.1)
Comprehensive income attributable to Republic Services, Inc.	$196.4	$182.1	$369.9	$313.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive Loss,	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Tax	Interests	Total
Balance as of December 31, 2014	414.4	$4.1	$6,876.9	$2,795.0	(61.7)	$(1,901.8)	$(28.9)	$2.5	$7,747.8
Net income	—	—	—	362.7	—	—	—	0.2	362.9
Other comprehensive income	—	—	—	—	—	—	7.2	—	7.2
Cash dividends declared	—	—	—	(196.3)	—	—	—	—	(196.3)
Issuances of common stock	1.6	—	37.8	—	—	—	—	—	37.8
Stock-based compensation	—	—	12.4	(1.2)	—	—	—	—	11.2
Purchase of common stock for treasury	—	—	—	—	(5.0)	(205.4)	—	—	(205.4)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance as of June 30, 2015	416.0	$4.1	$6,927.1	$2,960.2	(66.7)	$(2,107.2)	$(21.7)	$2.2	$7,764.7
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities:
Net income	$362.9	$311.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	518.7	482.3
Non-cash interest expense	23.1	22.4
Restructuring related charges	—	1.8
Stock-based compensation	11.6	10.6
Deferred tax benefit	(12.7)	(26.2)
Provision for doubtful accounts, net of adjustments	11.1	8.4
Loss on extinguishment of debt	—	1.4
Gain on disposition of assets, net and asset impairments	(3.0)	(1.7)
Environmental adjustments	(1.3)	36.2
Excess income tax benefit from stock-based compensation activity and other non-cash items	(5.1)	(2.3)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(14.4)	(48.8)
Prepaid expenses and other assets	11.0	(6.3)
Accounts payable	4.3	(4.1)
Restructuring expenditures	—	(0.8)
Capping, closure and post-closure expenditures	(26.2)	(20.9)
Remediation expenditures	(31.1)	(50.8)
Other liabilities	52.3	9.5
Cash provided by operating activities	901.2	722.3
Cash used in investing activities:
Purchases of property and equipment	(499.2)	(472.9)
Proceeds from sales of property and equipment	8.1	6.7
Cash used in business acquisitions, net of cash acquired	(512.6)	(46.3)
Change in restricted cash and marketable securities	6.2	(8.4)
Other	(0.7)	(1.7)
Cash used in investing activities	(998.2)	(522.6)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	793.2	745.7
Proceeds from issuance of senior notes, net of discount	497.9	—
Payments of notes payable and long-term debt	(803.5)	(728.1)
Fees paid to issue senior notes and retire certain hedging relationships	(3.3)	(4.0)
Issuances of common stock	33.0	65.4
Excess income tax benefit from stock-based compensation activity	4.8	2.1
Purchases of common stock for treasury	(199.5)	(256.1)
Cash dividends paid	(197.2)	(186.6)
Distributions paid to noncontrolling interests	(0.5)	(0.4)
Other	(3.2)	(1.5)
Cash provided by (used in) financing activities	121.7	(363.5)
Increase (decrease) in cash and cash equivalents	24.7	(163.8)
Cash and cash equivalents at beginning of year	75.2	213.3
Cash and cash equivalents at end of period	$99.9	$49.5
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (referred to collectively as Republic, the Company, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and oilfield exploration and production (E&P) waste services in the United States, as measured by revenue. We manage and evaluate our operations through three geographic regions - East, Central and West - which we have identified as our reportable segments.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to amend the guidance by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date of 2017. Accordingly, Republic will adopt the standard beginning January 1, 2018. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently assessing the method of adoption and the potential impact this guidance may have on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The balance sheet presentation of Republic's debt issuance costs and related debt liabilities will be affected beginning January 1, 2016.

2. BUSINESS ACQUISITIONS
We acquired various waste businesses during the six months ended June 30, 2015 and 2014.  The purchase price paid for these acquisitions and the allocations of the purchase price follow:

	2015	2014
Purchase price:
Cash used in acquisitions, net of cash acquired	$512.6	$46.3
Contingent consideration	75.8	—
Holdbacks	2.5	6.2
Fair value, future minimum lease payments	1.5	—
Total	$592.4	$52.5
Allocated as follows:
Accounts receivable	36.2	2.1
Landfill airspace	152.7	—
Property and equipment	150.0	15.0
Other assets	1.4	—
Accounts payable	(7.1)	—
Environmental remediation liabilities	(2.8)	—
Closure and post-closure liabilities	(11.3)	—
Other liabilities	(9.6)	(1.3)
Fair value of tangible assets acquired and liabilities assumed	309.5	15.8
Excess purchase price to be allocated	$282.9	$36.7
Excess purchase price allocated as follows:
Other intangible assets	$7.5	$7.4
Goodwill	275.4	29.3
Total allocated	$282.9	$36.7
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
In February 2015, we acquired all of the equity interests of Tervita, LLC (Tervita) in exchange for a cash payment of $479.6 million. Tervita is an environmental solutions provider serving oil and natural gas producers in the United States. Tervita provides E&P waste services to its diverse customer base and operates three types of waste management and disposal facilities: treatment, recovery and disposal facilities, engineered landfills and salt water disposal injection wells. Additionally, Tervita provides closed loop solids control systems and transportation services. Tervita's assets complement Republic's existing E&P waste services business, core competencies and expertise in waste handling, recovery and disposal. We retained an independent third-party appraiser to assist us in our valuations. Based on valuation work performed during the three months ended June 30, 2015, the carrying value of property and equipment decreased $7.5 million from the amount recorded as of March 31, 2015. The purchase price allocation is still preliminary and remains subject to revision. Adjustments may be made to the carrying value of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations. We expect these final valuations and assessments will be substantially completed in 2015.
In April 2015, we entered into a waste management contract with the County of Sonoma, California (Sonoma). Under the agreement, Sonoma grants us the exclusive right to use and operate the county's waste management facilities. We will operate and manage the Sonoma County Landfill for the remaining life of the site, which we estimate to be 30 to 40 years. We also have assumed all closure and post closure obligations for the site. In addition to the landfill, we will operate five transfer stations and a gas-to-energy plant. By entering this agreement, we have effectively obtained control of the business through contract. In exchange, we have agreed to pay a contingent concession fee per ton of waste disposed at the landfill. The

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

potential undiscounted amount of all future contingent payments that we could be required to make under the agreement is estimated to be between approximately $100 million and $214 million. The fair value of contingent consideration was estimated by applying the income approach and was recorded as a $75.3 million liability as of the acquisition date. That measure is based on significant inputs that are not observable in the market. Key assumptions include volume of annual tons disposed at the landfill and discount rates that represent the best estimates of management and are subject to remeasurement at each reporting date. The contingent consideration and purchase price allocation are preliminary and are subject to revision. We expect these final valuations and assessments will be substantially completed in 2015.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2014	Acquisitions	Adjustments to Acquisitions	Balance as of June 30, 2015
East	$3,046.0	$0.1	$(0.2)	$3,045.9
Central	3,279.0	14.4	(0.3)	3,293.1
West	4,505.9	260.9	(3.4)	4,763.4
Total	$10,830.9	$275.4	$(3.9)	$11,102.4
Adjustments to acquisitions during the six months ended June 30, 2015 primarily related to working capital and deferred taxes, both of which were recorded to goodwill in purchase accounting.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 21 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of June 30, 2015
	Balance as of December 31, 2014	Acquisitions and Other Additions	Balance as of June 30, 2015	Balance as of December 31, 2014	Additions Charged to Expense	Balance as of June 30, 2015
Customer relationships, franchise and other municipal agreements	$641.2	$4.9	$646.1	$(369.1)	$(31.0)	$(400.1)	$246.0
Non-compete agreements	26.8	2.2	29.0	(18.2)	(2.0)	(20.2)	8.8
Other intangible assets	65.2	0.4	65.6	(47.0)	(0.7)	(47.7)	17.9
Total	$733.2	$7.5	$740.7	$(434.3)	$(33.7)	$(468.0)	$272.7

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014 follows:

	2015	2014
Inventories	$37.2	$35.9
Prepaid expenses	54.9	55.0
Other non-trade receivables	29.1	57.0
Reinsurance receivable	14.3	12.4
Income tax receivable	13.0	101.6
Other current assets	3.2	1.5
Total	$151.7	$263.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of June 30, 2015 and December 31, 2014 follows:

	2015	2014
Deferred financing costs	$48.3	$47.2
Deferred compensation plan	84.8	77.1
Amounts recoverable for capping, closure and post-closure obligations	25.6	24.3
Reinsurance receivable	49.0	48.4
Interest rate swaps	11.8	14.1
Other	81.8	81.2
Total	$301.3	$292.3

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2015 and December 31, 2014 follows:

	2015	2014
Accrued payroll and benefits	$167.4	$180.2
Accrued fees and taxes	122.3	125.6
Insurance reserves, current portion	130.2	118.6
Ceded insurance reserves, current portion	14.3	12.4
Accrued dividends	97.8	98.7
Current tax liabilities	11.4	16.3
Fuel hedge liabilities	26.9	35.3
Accrued professional fees and legal settlement reserves	18.3	61.2
Withdrawal liability - Central States Pension and Other Funds	15.9	15.9
Other	78.9	86.5
Total	$683.4	$750.7
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2015 and December 31, 2014 follows:

	2015	2014
Deferred compensation plan	$85.1	$76.3
Pension and other post-retirement liabilities	10.2	11.0
Legal settlement reserves	38.1	10.8
Ceded insurance reserves	49.0	48.4
Withdrawal liability - Central States Pension and Other Funds	131.7	139.6
Contingent consideration and holdbacks	83.4	—
Other	55.6	58.8
Total	$453.1	$344.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of June 30, 2015 and December 31, 2014 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $410.4 million and $416.6 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2015, we owned or operated 193 active landfills with total available disposal capacity of approximately 4.9 billion in-place cubic yards. We also have post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2015 and December 31, 2014 follows:

	2015	2014
Landfill final capping, closure and post-closure liabilities	$1,183.0	$1,144.3
Environmental remediation liabilities	680.4	697.5
Total accrued landfill and environmental costs	1,863.4	1,841.8
Less: current portion	(169.0)	(164.3)
Long-term portion	$1,694.4	$1,677.5
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the six months ended June 30, 2015 and 2014:

	2015	2014
Asset retirement obligation liabilities, beginning of year	$1,144.3	$1,091.3
Non-cash additions	19.4	18.9
Acquisitions and other adjustments	11.6	0.3
Asset retirement obligation adjustments	(5.5)	(17.2)
Payments	(26.2)	(20.9)
Accretion expense	39.4	38.9
Asset retirement obligation liabilities, end of period	1,183.0	1,111.3
Less: current portion	(92.8)	(92.6)
Long-term portion	$1,090.2	$1,018.7
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $27.0 million and $26.7 million as of June 30, 2015 and December 31, 2014, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.

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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2015 would be approximately $360 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2015 and 2014:

	2015	2014
Environmental remediation liabilities, beginning of year	$697.5	$551.7
Net additions (credited) charged to expense	(1.3)	36.2
Payments	(31.1)	(50.8)
Accretion expense (non-cash interest expense)	12.5	12.7
Acquisitions	2.8	—
Environmental remediation liabilities, end of period	680.4	549.8
Less: current portion	(76.2)	(91.8)
Long-term portion	$604.2	$458.0
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the six months ended June 30, 2015, we paid $14.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability.  As of June 30, 2015, the remediation liability recorded for this site is $225.4 million, of which $15.1 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $160 million higher than the amount recorded as of June 30, 2015.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2015 is $85.4 million, of which $3.2 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $70 million higher than the amount recorded as of June 30, 2015.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of June 30, 2015 and December 31, 2014 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2015			December 31, 2014
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted credit facility	Variable	$—	$—	$—	$—	$—	$—
Puerto Rico uncommitted facility	Variable	—	—	—	—	—	—
May 2017	Variable	—	—	—	—	—	—
June 2019	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.1)	699.9
September 2019	5.500	650.0	(2.3)	647.7	650.0	(2.5)	647.5
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(1.7)	848.3	850.0	(1.8)	848.2
May 2023	4.750	550.0	8.7	558.7	550.0	11.5	561.5
March 2025	3.200	500.0	(2.0)	498.0	—	—	—
March 2035	6.086	275.7	(23.6)	252.1	275.7	(23.9)	251.8
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.2)	596.8	600.0	(3.2)	596.8
Debentures:
May 2021	9.250	35.3	(1.4)	33.9	35.3	(1.6)	33.7
September 2035	7.400	165.2	(40.2)	125.0	165.3	(40.5)	124.8
Tax-exempt:
2019 - 2044	0.330 - 5.625	1,079.1	—	1,079.1	1,083.8	—	1,083.8
Other:
2015 - 2046	4.000 - 12.203	113.7	—	113.7	113.8	—	113.8
Total Debt		$7,619.0	$(66.4)	7,552.6	$7,123.9	$(62.7)	7,061.2
Less: current portion				(5.1)			(10.4)
Long-term portion				$7,547.5			$7,050.8
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,654.9 million and $1,615.4 million as of June 30, 2015 and December 31, 2014, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2015 and December 31, 2014, we had no borrowings under our Credit Facilities.  We had $575.5 million and $615.1 million of letters of credit outstanding under our Credit Facilities as of June 30, 2015 and December 31, 2014, respectively.
We have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2015 and December 31, 2014, we had no borrowings under our Uncommitted Credit Facility.
In January 2015, we entered into a $20.0 million uncommitted credit facility agreement (the Puerto Rico Uncommitted Facility) that matures in 2016 and bears interest at LIBOR plus an applicable margin. We can use borrowings under the Puerto Rico Uncommitted Facility for working capital and other general corporate purposes. The agreements governing our Puerto Rico Uncommitted Facility require us to comply with covenants. The Puerto Rico Uncommitted Facility may be terminated by either party at any time. As of June 30, 2015, we had no borrowings under our Puerto Rico Uncommitted Facility.
Senior Notes and Debentures
During the six months ended June 30, 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during the six months ended June 30, 2015.
Our senior notes are general unsecured obligations. Interest is payable semi-annually. These senior notes have a make-whole provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.
Tax-Exempt Financings
As of June 30, 2015, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt includes capital lease liabilities of $113.7 million and $113.8 million as of June 30, 2015 and December 31, 2014, respectively, with maturities ranging from 2015 to 2046.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreements to manage risk associated with interest rates, either to effectively convert specific fixed rate debt to a floating rate (fair value hedges), or to lock interest rates in anticipation of future debt issuances (cash flow hedges).
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of June 30, 2015, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates. The majority of these interest rate swaps do not contain credit-risk-related contingent features and we believe our exposure to such features, where applicable, is minimal.
As of June 30, 2015 and December 31, 2014, the interest rate swap agreements are reflected at their fair value of $11.8 million and $14.1 million, respectively, and are included in other assets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.9 million and $3.8 million during each of the three and six months ended June 30, 2015 and 2014, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended June 30, 2015 and 2014, we recognized a gain (loss) of $8.2 million and $(5.5) million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, respectively, with an offsetting (loss) gain of $(8.1) million and $5.8 million on the related interest rate swaps, respectively. For the six months ended June 30, 2015 and 2014, we recognized a gain (loss) of $2.9 million and $(11.6) million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, respectively, with an offsetting (loss) gain of $(2.3) million and $12.2 million on the related interest rate swaps, respectively. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
During the six months ended June 30, 2015, we entered into a number of interest rate lock agreements having an aggregate notional amount of $200.0 million with fixed interest rates ranging from 2.155% to 2.270% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 3.20% Notes. Upon issuance of the 3.20% Notes, we terminated the interest rate locks and received $1.2 million from the counterparties. This transaction was accounted for as a cash flow hedge.
As of June 30, 2015 and 2014, no interest rate lock cash flow hedges were outstanding. As of June 30, 2015 and December 31, 2014, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive income, net of tax, was $20.1 million and $21.6 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.7 million of net expense over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $0.6 million during each of the three months ended June 30, 2015 and 2014 and $1.3 million during each of the six months ended June 30, 2015 and 2014.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2015 was 36.3% and 37.8%, respectively. The effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2014 was 38.4% and 39.0%, respectively.
The effective tax rate for the three and six months ended June 30, 2015 was favorably affected by the resolution of a Puerto Rican tax matter in addition to various refunds received during the second quarter as the result of prior years’ amended tax returns.
Cash paid for income taxes was $142.5 million and $167.8 million for the six months ended June 30, 2015 and 2014, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2015, we have accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $9.8 million related to our uncertain tax positions.
We believe that our recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change. Gross unrecognized benefits we expect to settle in the next twelve months are in the range of zero to $10 million.
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
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2015, the valuation allowance associated with our state loss carryforwards was approximately $61 million.

9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan), and in May 2013 our shareholders ratified the Plan. We currently have approximately 15.5 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	7.6	$29.49
Granted	—	—
Exercised	(1.2)	28.76		$14.2
Forfeited or expired	—	—
Outstanding as of June 30, 2015	6.4	$29.62	3.4	$59.1
Exercisable as of June 30, 2015	4.1	$28.88	2.9	$42.7
During the six months ended June 30, 2015 and 2014, compensation expense for stock options was $1.6 million and $3.6 million, respectively.
As of June 30, 2015, total unrecognized compensation expense related to outstanding stock options was $2.6 million, which will be recognized over a weighted average period of 1.3 years. The total fair value of stock options that vested during the six months ended June 30, 2015 was $8.8 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the six months ended June 30, 2015:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	1,456.2	$24.07
Granted	672.7	38.69
Vested and issued	(355.6)	30.56
Forfeited	(15.6)	35.63
Outstanding as of June 30, 2015	1,757.7	$25.42	1.4	$68.8
Vested and unissued as of June 30, 2015	555.6	$29.81
During the six months ended June 30, 2015, we awarded our non-employee directors 75,000 RSUs, which vested immediately. During the six months ended June 30, 2015, we awarded 574,145 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 23,577 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the six months ended June 30, 2015 and 2014, compensation expense related to RSUs totaled $9.3 million and $7.1 million, respectively. As of June 30, 2015, total unrecognized compensation expense related to outstanding RSUs was $35.3 million, which will be recognized over a weighted average period of 3.1 years.
Performance Shares
During the six months ended June 30, 2015, we awarded 140,443 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in mid-to late February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the six months ended June 30, 2015:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	—	$—
Granted	141.4	38.69
Vested and issued	—	—
Forfeited	—	—
Outstanding as of June 30, 2015	141.4	$38.69
During the six months ended June 30, 2015, 974 PSUs were earned as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to receive additional PSUs in lieu of dividends.
Compensation expense associated with our PSUs that vest based on future ROIC and CFVC performance is measured using the fair value of our common stock at the grant date for the stock-settled, equity classified awards, and the fair value of our common stock at the end of each reporting period for the cash-settled, liability classified awards. Compensation expense is reco

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

gnized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based on an assessment of the probability that the performance criteria will be achieved.
The grant date fair value of our RTSR PSUs is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period for the stock-settled, equity classified awards. For our cash-settled, liability classified awards, compensation expense also incorporates the fair value of our PSUs at the end of each reporting period. Compensation expense is recognized for these awards whether or not the market conditions are achieved.
During the six months ended June 30, 2015, compensation expense related to PSUs totaled $0.8 million. As of June 30, 2015, total unrecognized compensation expense related to outstanding PSUs was $4.8 million, which will be recognized over a weighted average period of 2.6 years.

10. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
During the three months ended June 30, 2015, we repurchased 2.9 million shares of our stock for $113.3 million at a weighted average cost per share of $40.21. During the six months ended June 30, 2015, we repurchased 5.0 million shares of our stock for $199.5 million at a weighted average cost per share of $40.55. In addition, as of June 30, 2015, 0.2 million repurchased shares were pending settlement and $5.9 million were unpaid and included within other accrued liabilities.
In April 2015, our board of directors approved a quarterly dividend of $0.28 per share. Cash dividends declared were $196.3 million for the six months ended June 30, 2015. As of June 30, 2015, we recorded a quarterly dividend payable of $97.8 million to shareholders of record at the close of business on July 1, 2015.
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including vested but unissued RSUs) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of employee stock options, unvested RSUs, and unvested PSUs at the expected attainment levels. We use the treasury stock method in computing diluted earnings per share.
Earnings per share for the three and six months ended June 30, 2015 and 2014 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$190,300	$179,000	$362,700	$311,500
Weighted average common shares outstanding	350,663	356,213	351,982	358,021
Basic earnings per share	$0.54	$0.50	$1.03	$0.87
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$190,300	$179,000	$362,700	$311,500
Weighted average common shares outstanding	350,663	356,213	351,982	358,021
Effect of dilutive securities:
Options to purchase common stock	1,237	1,300	1,307	1,240
Unvested RSU awards	118	69	122	52
Unvested PSU awards	7	—	5	—
Weighted average common and common equivalent shares outstanding	352,025	357,582	353,416	359,313
Diluted earnings per share	$0.54	$0.50	$1.03	$0.87
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	14	413	14	355

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the six months ended June 30, 2015 follows:

	Gain (Loss) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2014	$41.9	$(13.0)	$28.9
Other comprehensive loss before reclassifications	0.6	0.1	0.7
Amounts reclassified from accumulated other comprehensive income	(7.9)	—	(7.9)
Net current period other comprehensive (income) loss	(7.3)	0.1	(7.2)
Balance as of June 30, 2015	$34.6	$(12.9)	$21.7
A summary of reclassifications out of accumulated other comprehensive loss (income) for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Fuel hedges	$(6.3)	$0.8	(11.9)	2.0	Cost of operations
Interest rate contracts	(0.6)	(0.6)	(1.3)	(1.3)	Interest expense
	(6.9)	0.2	(13.2)	0.7	Total before tax
	2.7	(0.1)	5.3	(0.3)	Tax benefit (expense)
Total (loss) gain reclassified into earnings	$(4.2)	$0.1	$(7.9)	$0.4	Net of tax

12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of June 30, 2015:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2015	13,500,000	$3.76
2016	24,120,000	3.64
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of June 30, 2015 and December 31, 2014 were current liabilities of $24.9 million and $34.4 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in gain (loss) of $0.2 million and $(0.1) million for the three and six months ended June 30, 2015 and gains of less than $0.1 million for each of the three and six months ended June 30, 2014, and have been recorded in other income, net in our consolidated statements of income.
Total gain recognized in other comprehensive income for fuel hedges (the effective portion) was $5.6 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively, and $5.8 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We had no outstanding recycling commodity hedges as of June 30, 2015 and December 31, 2014. No amounts were recognized in other income, net in our consolidated statements of income for the ineffectiveness portion of the changes in fair values during the three and six months ended June 30, 2015 and 2014. Total gain recognized in other comprehensive income for recycling commodity hedges (the effective portion) was $0.3 million and $0.2 million for the three and six months ended June 30, 2014, respectively.
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
As of June 30, 2015 and December 31, 2014, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$53.1	$53.1	$53.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	58.3	58.3	—	58.3	—
Interest rate swaps - other assets	11.8	11.8	—	11.8	—
Total assets	$123.2	$123.2	$53.1	$70.1	$—
Liabilities:
Fuel hedges - other accrued liabilities	$24.9	$24.9	$—	$24.9	$—
Total debt	7,552.6	8,231.5	—	8,231.5	—
Contingent consideration	75.3	75.3	—	—	75.3
Total liabilities	$7,652.8	$8,331.7	$—	$8,256.4	$75.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$59.7	$59.7	$59.7	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.8	56.8	—	56.8	—
Interest rate swaps - other assets	14.1	14.1	—	14.1	—
Total assets	$130.6	$130.6	$59.7	$70.9	$—
Liabilities:
Fuel hedges - other accrued liabilities	$34.4	$34.4	$—	$34.4	$—
Total debt	7,061.2	7,977.9	—	7,977.9	—
Total liabilities	$7,095.6	$8,012.3	$—	$8,012.3	$—
Total Debt
The fair value of our fixed rate senior notes and debentures was $7.0 billion and $6.8 billion as of June 30, 2015 and December 31, 2014, respectively. The carrying value of these notes and debentures was $6.4 billion and $5.9 billion as of June 30, 2015 and December 31, 2014, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma to operate the county's waste management facilities. See Note 2, Business Acquisitions, for further information related to our acquisition. The fair value of contingent consideration was estimated by applying the income approach and was recorded as a $75.3 million liability as of the acquisition date. That measure is based on significant inputs that are not observable in the market. Key assumptions include volume of annual tons disposed at the landfill and discount rates that represent the best estimates of management, which are subject to remeasurement at each reporting date.

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
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2015 and 2014 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended June 30, 2015
East	$746.2	$(104.5)	$641.7	$68.4	$123.4	$51.4	$4,461.5
Central	854.2	(168.3)	685.9	83.9	137.5	59.4	5,778.1
West	1,159.8	(217.5)	942.3	102.7	203.8	92.3	8,997.9
Corporate entities	45.0	(3.5)	41.5	10.6	(75.5)	26.5	1,429.1
Total	$2,805.2	$(493.8)	$2,311.4	$265.6	$389.2	$229.6	$20,666.6
Three Months Ended June 30, 2014
East	$740.5	$(107.2)	$633.3	$67.4	$111.5	$67.4	$4,618.9
Central	841.3	(165.2)	676.1	81.4	129.1	103.0	5,839.8
West	1,073.2	(200.1)	873.1	90.0	201.6	92.7	8,233.8
Corporate entities	50.4	(3.7)	46.7	10.9	(63.9)	(4.3)	1,183.5
Total	$2,705.4	$(476.2)	$2,229.2	$249.7	$378.3	$258.8	$19,876.0

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Six Months Ended June 30, 2015
East	$1,444.6	$(198.0)	$1,246.6	$134.5	$245.5	$82.4	$4,461.5
Central	1,620.2	(305.9)	1,314.3	163.2	262.7	103.4	5,778.1
West	2,259.0	(418.9)	1,840.1	199.5	413.6	184.7	8,997.9
Corporate entities	86.3	(6.5)	79.8	21.5	(159.8)	128.7	1,429.1
Total	$5,410.1	$(929.3)	$4,480.8	$518.7	$762.0	$499.2	$20,666.6
Six Months Ended June 30, 2014
East	$1,429.3	$(200.6)	$1,228.7	$132.3	$213.5	$100.3	$4,618.9
Central	1,579.3	(298.6)	1,280.7	157.7	229.0	140.7	5,839.8
West	2,093.3	(385.3)	1,708.0	171.0	404.9	142.5	8,233.8
Corporate entities	95.9	(7.0)	88.9	21.3	(163.0)	89.4	1,183.5
Total	$5,197.8	$(891.5)	$4,306.3	$482.3	$684.4	$472.9	$19,876.0
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three and six months ended June 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Collection:
Residential	$565.8	24.5%	$549.5	24.7%	$1,117.5	24.9%	$1,087.4	25.3%
Commercial	699.1	30.2	677.2	30.4	1,393.9	31.1	1,341.4	31.1
Industrial	480.5	20.8	455.1	20.4	915.5	20.4	857.5	19.9
Other	9.6	0.4	9.4	0.4	18.6	0.4	18.4	0.4
Total collection	1,755.0	75.9	1,691.2	75.9	3,445.5	76.8	3,304.7	76.7
Transfer	291.4		276.0		542.5		513.9
Less: intercompany	(177.5)		(168.4)		(335.4)		(317.3)
Transfer, net	113.9	4.9	107.6	4.8	207.1	4.6	196.6	4.6
Landfill	531.4		518.1		987.8		955.3
Less: intercompany	(250.3)		(245.9)		(467.8)		(455.4)
Landfill, net	281.1	12.2	272.2	12.2	520.0	11.6	499.9	11.6
E&P waste services	27.0	1.2	9.7	0.4	50.7	1.2	18.8	0.4
Other:
Sale of recycled commodities	92.9	4.0	107.2	4.8	178.3	4.0	206.1	4.8
Other non-core	41.5	1.8	41.3	1.9	79.2	1.8	80.2	1.9
Total other	134.4	5.8	148.5	6.7	257.5	5.8	286.3	6.7
Total revenue	$2,311.4	100.0%	$2,229.2	100.0%	$4,480.8	100.0%	$4,306.3	100.0%
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $52.9 million relating to our outstanding legal proceedings as of June 30, 2015. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $71 million higher than the amount recorded as of June 30, 2015.
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
As of June 30, 2015, our estimated liability recorded for our withdrawal from the Fund was $145.5 million. We anticipate this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including the number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In April 2014, we submitted to the Fund a request for review and an information request for supporting documentation surrounding the Fund’s calculation and assessment of withdrawal liability.  To date, the Fund has not responded to our request.  In September 2014, we submitted a formal demand for arbitration.  The dispute is in arbitration with a hearing not expected until 2016. We cannot predict the outcome of arbitration or any additional future proceedings.  Should the Fund’s assessment of withdrawal liability be upheld, we could owe an additional $67 million in cash payments over the 20-year payment period. The pendency of arbitration does not relieve us of our obligation to make progress payments while we dispute the amounts. We make progress payments associated with the Fund's assessed withdrawal liability totaling approximately $4 million each quarter. To date, we have made progress payments totaling $23.8 million.
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, and restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills. The following table summarizes our restricted cash and marketable securities as of June 30, 2015 and December 31, 2014:

	2015	2014
Financing proceeds	$13.2	$20.9
Holdback escrow	16.8	16.8
Capping, closure and post-closure obligations	27.0	26.7
Insurance	52.8	50.4
Other	0.8	0.8
Total restricted cash and marketable securities	$110.6	$115.6

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
Overview
We are the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and oilfield exploration and production (E&P) waste services in the United States, as measured by revenue. As of June 30, 2015, we operate facilities in 41 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 338 collection operations. We own or operate 200 transfer stations, 193 active landfills, 66 recycling centers, 4 treatment, recovery and disposal facilities, and 12 salt water disposal wells. We also operate 69 landfill gas and renewable energy projects.
Revenue for the six months ended June 30, 2015 increased by 4.1% to $4,480.8 million compared to $4,306.3 million for the same period in 2014. This change in revenue is due to increases in average yield of 2.3%, volume of 1.4%, and acquisitions, net of divestitures of 2.5%, partially offset by decreases in fuel recovery fees of 1.1% and recycled commodities of 1.0%.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenue	$2,311.4	100.0%	$2,229.2	100.0%	$4,480.8	100.0%	$4,306.3	100.0%
Expenses:
Cost of operations	1,420.4	61.5	1,376.9	61.7	2,724.7	60.8	2,701.6	62.7
Depreciation, amortization and depletion of property and equipment	227.8	9.8	213.5	9.6	443.2	9.9	409.9	9.6
Amortization of other intangible assets and other assets	18.1	0.8	16.8	0.7	36.1	0.8	33.5	0.8
Accretion	19.7	0.9	19.4	0.9	39.4	0.9	38.9	0.9
Selling, general and administrative	236.2	10.2	221.0	9.9	475.4	10.6	434.7	10.1
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	—	1.5	0.1	—	—	1.5	—
Restructuring charges	—	—	1.8	0.1	—	—	1.8	—
Operating income	$389.2	16.8%	$378.3	17.0%	$762.0	17.0%	$684.4	15.9%
Our pre-tax income was $298.7 million and $583.2 million for the three and six months ended June 30, 2015, respectively, compared to $290.7 million and $510.9 million for the same periods in 2014, respectively. Our net income attributable to Republic Services, Inc. was $190.3 million and $362.7 million for the three and six months ended June 30, 2015, or $0.54 and $1.03 per diluted share, respectively, compared to $179.0 million and $311.5 million, or $0.50 and $0.87 per diluted share for the same periods in 2014, respectively.
During each of the three and six months ended June 30, 2014, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). During each of the three and six months ended June 30, 2015, we did not report adjusted pre-tax income, adjusted net income – Republic or adjusted diluted earnings per share because we had no adjustments. Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$290.7	$179.0	$0.50	$510.9	$311.5	$0.87
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	1.5	0.9	0.00	1.5	0.9	0.00
Restructuring charges(1)	1.8	1.0	0.00	1.8	1.0	0.00
Loss on extinguishment of debt(1)	1.4	0.9	0.00	1.4	0.9	0.00
Bridgeton remediation	—	—	—	36.1	21.8	0.06
Total adjustments	4.7	2.8	0.01	40.8	24.6	0.07
As adjusted	$295.4	$181.8	$0.51	$551.7	$336.1	$0.94

(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01 for each of the three and six months ended June 30, 2014.
We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation charges, we are adjusting such amounts due to their significant effect on our operating results; however, in the ordinary course of our business, we often incur remediation charges that we do not adjust from our operating results. Our definitions of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
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
Recent Developments
In July 2015, we raised our full year 2015 guidance for diluted earnings per share. We now expect 2015 diluted earnings per share to be in the range of $2.02 to $2.05, which is an increase from the original guidance of $1.98 to $2.04.
At its meeting held in July 2015, our board of directors approved an increase in our quarterly dividend of 7.1% to $0.30 per share. The quarterly dividend of $0.30 per share will be paid on October 15, 2015 to shareholders of record on October 1, 2015.

Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station services, landfill disposal, recycling, and E&P waste services. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide commercial and industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Our revenue from E&P waste services consists mainly of fees we charge for the treatment of liquid and solid waste derived from the production of oil and natural gas. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the three and six months ended June 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Collection:
Residential	$565.8	24.5%	$549.5	24.7%	$1,117.5	24.9%	$1,087.4	25.3%
Commercial	699.1	30.2	677.2	30.4	1,393.9	31.1	1,341.4	31.1
Industrial	480.5	20.8	455.1	20.4	915.5	20.4	857.5	19.9
Other	9.6	0.4	9.4	0.4	18.6	0.4	18.4	0.4
Total collection	1,755.0	75.9	1,691.2	75.9	3,445.5	76.8	3,304.7	76.7
Transfer	291.4		276.0		542.5		513.9
Less: intercompany	(177.5)		(168.4)		(335.4)		(317.3)
Transfer, net	113.9	4.9	107.6	4.8	207.1	4.6	196.6	4.6
Landfill	531.4		518.1		987.8		955.3
Less: intercompany	(250.3)		(245.9)		(467.8)		(455.4)
Landfill, net	281.1	12.2	272.2	12.2	520.0	11.6	499.9	11.6
E&P waste services	27.0	1.2	9.7	0.4	50.7	1.2	18.8	0.4
Other:
Sale of recycled commodities	92.9	4.0	107.2	4.8	178.3	4.0	206.1	4.8
Other non-core	41.5	1.8	41.3	1.9	79.2	1.8	80.2	1.9
Total other	134.4	5.8	148.5	6.7	257.5	5.8	286.3	6.7
Total revenue	$2,311.4	100.0%	$2,229.2	100.0%	$4,480.8	100.0%	$4,306.3	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average yield	2.4%	1.4%	2.3%	1.3%
Fuel recovery fees	(1.5)	0.2	(1.1)	0.1
Total price	0.9	1.6	1.2	1.4
Volume	1.1	2.6	1.4	2.1
Recycled commodities	(1.0)	0.6	(1.0)	0.5
Total internal growth	1.0	4.8	1.6	4.0
Acquisitions / divestitures, net	2.7	0.6	2.5	0.6
Total	3.7%	5.4%	4.1%	4.6%

Core price	3.8%	3.1%	3.7%	3.1%

We measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.7% and 2.5% for the three and six months ended June 30, 2015, respectively, and 1.5% and 1.4% for the same periods in 2014, respectively. Core price as a percentage of related-business revenue was 4.1% for each of the three and six months ended June 30, 2015, and 3.4% for each of the same periods in 2014.
During the three and six months ended June 30, 2015, we experienced the following changes in our revenue as compared to the same periods in 2014:

•	Average yield increased revenue by 2.4% and 2.3% during the three and six months ended June 30, 2015, respectively, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 1.5% and 1.1% during the three and six months ended June 30, 2015. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for the three and six months ended June 30, 2015 resulted primarily from the decrease in fuel prices, partially offset by the structure and timing of the fees recognized under our fuel recovery program. During the three and six months ended June 30, 2015, we were able to recover approximately 68% and 76%, respectively, of our direct fuel expenses with fuel recovery fees, or 71% and 79%, respectively, excluding the timing benefit of our fuel recovery fee structure, compared to approximately 76% and 74% for the same periods in 2014, respectively.

•
Volume increased revenue by 1.1% and 1.4% during the three and six months ended June 30, 2015, respectively, primarily due to volume growth in our collection and landfill lines of business. The volume increase in our landfill line of business is primarily attributable to increased construction and demolition, special waste and municipal solid waste volumes, partially offset by a decline in E&P waste volume.

•
Recycled commodities decreased revenue by 1.0% during each of the three and six months ended June 30, 2015, primarily due to lower commodity prices, partially offset by an increase in production volumes. The average price for old corrugated cardboard for the three and six months ended June 30, 2015 was $98 and $97 per ton, respectively, compared to $118 and $123 per ton for the same periods in 2014, respectively. The average price of old newspaper for the three and six months ended June 30, 2015 was $83 and $80 per ton, respectively, compared to $89 per ton for each of the same periods in 2014. Our recycled commodity volume for the three and six months ended June 30, 2015 of 0.7 million tons sold and 1.2 million tons sold, respectively, was approximately 5% higher than the volume in the same periods in 2014 primarily due to acquisitions of recycling facilities.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $28 million and $16 million, respectively.

•
Acquisitions increased revenue by 2.7% and 2.5% during the three and six months ended June 30, 2015, respectively, primarily due to the acquisitions of Rainbow Disposal Co., Inc. in October 2014 and Tervita, LLC (Tervita) in February 2015.

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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Labor and related benefits	$460.5	19.9%	$427.2	19.2%	$903.4	20.2%	$843.3	19.6%
Transfer and disposal costs	188.7	8.2	175.1	7.9	349.2	7.8	326.3	7.6
Maintenance and repairs	214.3	9.3	198.4	8.9	412.8	9.2	381.3	8.9
Transportation and subcontract costs	132.0	5.7	130.4	5.8	249.4	5.6	244.8	5.7
Fuel	101.1	4.4	134.4	6.0	194.1	4.3	263.7	6.1
Franchise fees and taxes	114.3	4.9	110.2	4.9	217.0	4.8	207.1	4.8
Landfill operating costs	42.0	1.8	38.4	1.7	74.9	1.7	73.7	1.7
Risk management	38.6	1.7	37.9	1.7	75.3	1.7	80.8	1.9
Cost of goods sold	42.5	1.8	45.4	2.0	81.6	1.8	87.8	2.0
Other	86.4	3.8	79.5	3.6	167.0	3.7	156.7	3.6
Subtotal	1,420.4	61.5	1,376.9	61.7	2,724.7	60.8	2,665.5	61.9
Bridgeton remediation	—	—	—	—	—	—	36.1	0.8
Total cost of operations	$1,420.4	61.5%	$1,376.9	61.7%	$2,724.7	60.8%	$2,701.6	62.7%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes, acquisitions and health care costs associated with acquired union benefit plans.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During the six months ended June 30, 2015 and 2014, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased due to higher collection volumes, cost of parts, internal labor, third party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

•
Our fuel costs decreased due to lower prices of diesel fuel and our continued conversion to lower cost compressed natural gas (CNG). The national average fuel cost per gallon for the three months ended June 30, 2015 was $2.85 compared to $3.94 for the same period in 2014, a decrease of $1.09 or approximately 28%. The national average fuel cost per gallon for the six months ended June 30, 2015 was $2.88 compared to $3.95 for the same period in 2014, a decrease of $1.07 or approximately 27%.

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

•
During the six months ended June 30, 2015, risk management expenses decreased primarily due to favorable actuarial development in our workers' compensation program, partially offset by unfavorable development in our vehicle liability insurance program. During the three months ended June 30, 2015, risk management expenses were relatively flat.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold decreased primarily due to acquisitions of certain recycling facilities in 2015, as well as lower rebates paid as a result of the decline in commodity prices.

•
Other expenses increased primarily due to higher facility operating costs, including property taxes related to a potential assessment associated with certain of our landfills, and outside facility maintenance repairs.

•
During the first quarter of 2014, we recorded a charge to earnings of $36.1 million primarily related to the design and construction of a leachate management facility at our closed Bridgeton Landfill in Missouri.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Depreciation and amortization of property and equipment	$153.7	6.6%	$141.8	6.4%	$303.7	6.8%	$281.6	6.6%
Landfill depletion and amortization	74.1	3.2	71.7	3.2	139.5	3.1	128.3	3.0
Depreciation, amortization and depletion expense	$227.8	9.8%	$213.5	9.6%	$443.2	9.9%	$409.9	9.6%

Depreciation and amortization of property and equipment increased primarily due to higher acquisition costs of replacement vehicles, increased trucks to support volume growth, additional assets acquired with our acquisitions, and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters.
Landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. Also, during the six months ended June 30, 2014, we recorded favorable amortization adjustments of $5.8 million due to an increase in deemed probable expansion airspace at certain of our active solid waste landfills, compared to $0.7 million during the same period in 2015.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $18.1 million and $36.1 million, or 0.8% of revenue, for the three and six months ended June 30, 2015, respectively, compared to $16.8 million and $33.5 million, or 0.7% and 0.8% of revenue, for the same periods in 2014, respectively. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements and trade names. The increase in amortization is the result of assets acquired in the acquisitions of various waste businesses throughout the year, partially offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $19.7 million and $39.4 million, or 0.9% of revenue, for the three and six months ended June 30, 2015, respectively, compared to $19.4 million and $38.9 million, or 0.9% of revenue, for the same periods in 2014, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, health and welfare benefits, and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, legal settlements, marketing, investor and community relations services, directors’ and officers’ insurance, general employee relocation, travel and entertainment, and bank charges. Restructuring charges are excluded from selling, general and administrative expenses and are discussed separately below.
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Salaries	$154.0	6.7%	$139.8	6.3%	$308.3	6.9%	$281.5	6.5%
Provision for doubtful accounts	6.2	0.3	5.0	0.2	11.1	0.2	8.4	0.2
Other	76.0	3.2	76.2	3.4	156.0	3.5	144.8	3.4
Total selling, general and administrative expenses	$236.2	10.2%	$221.0	9.9%	$475.4	10.6%	$434.7	10.1%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2015 and 2014 are summarized below:

•
Salaries increased primarily due to higher wages and other payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation. The increased management incentive compensation is primarily due to a favorable adjustment in 2014, which did not recur in 2015.

•
During the six months ended June 30, 2015, our provision for doubtful accounts increased primarily due to additional reserves for specific matters identified in our business. During the three months ended June 30, 2015, our provision for doubtful accounts was relatively flat.

•
During the six months ended June 30, 2015, other selling, general and administrative expenses increased primarily due to costs associated with strategic growth initiatives, as well as acquisition-related transaction and integration costs primarily associated with our acquisition of Tervita in February 2015. This increase was partially offset by favorable litigation results during 2015. During the three months ended June 30, 2015, other selling, general and administrative expenses were relatively flat.

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

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2015 and 2014 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense on debt and capital lease obligations	$81.3	$76.9	$159.8	$153.4
Accretion of debt discounts	1.9	1.6	3.6	3.3
Accretion of remediation liabilities and other	10.1	9.6	19.5	19.1
Less: capitalized interest	(1.8)	(1.2)	(2.7)	(2.0)
Total interest expense	$91.5	$86.9	$180.2	$173.8

Total interest expense increased due to the issuance of $500.0 million of 3.20% notes in March 2015, as well as borrowings under our Credit Facilities, during the three and six months ended June 30, 2015. Cash paid for interest was $159.7 million and $160.7 million for the six months ended June 30, 2015 and 2014, respectively.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2014, we completed the refinancing of our Credit Facilities and certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $1.4 million.
Other Income, Net
Other income, net was $0.9 million for each of the three and six months ended June 30, 2015, compared to $0.4 million and $1.3 million for the same periods in 2014, respectively. During the three and six months ended June 30, 2015, other income, net was impacted by the recognition of ineffectiveness of certain of our fuel hedges and interest rate swaps, as well as gains and losses associated with the investments in our deferred compensation plan.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2015 was 36.3% and 37.8%, respectively. The effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2014 was 38.4% and 39.0%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was favorably affected by the resolution of a Puerto Rican tax matter in addition to various refunds received during the second quarter as the result of prior years' amended tax returns.
Cash paid for income taxes was $142.5 million and $167.8 million for the six months ended June 30, 2015 and 2014, respectively.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Reportable Segments
We manage and evaluate our operations through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and E&P waste services. Summarized financial information concerning our reportable segments for each of the three and six months ended June 30, 2015 and 2014 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Three Months Ended June 30, 2015
East	$641.7	$68.8	$(0.4)	$68.4	$123.4	19.2%
Central	685.9	84.0	(0.1)	83.9	137.5	20.0
West	942.3	102.8	(0.1)	102.7	203.8	21.6
Corporate entities	41.5	10.6	—	10.6	(75.5)	—
Total	$2,311.4	$266.2	$(0.6)	$265.6	$389.2	16.8%
Three Months Ended June 30, 2014
East	$633.3	$67.4	$—	$67.4	$111.5	17.6%
Central	676.1	82.0	(0.6)	81.4	129.1	19.1
West	873.1	90.0	—	90.0	201.6	23.1
Corporate entities	46.7	10.9	—	10.9	(63.9)	—
Total	$2,229.2	$250.3	$(0.6)	$249.7	$378.3	17.0%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Six Months Ended June 30, 2015
East	$1,246.6	$134.9	$(0.4)	$134.5	$245.5	19.7%
Central	1,314.3	163.3	(0.1)	163.2	262.7	20.0
West	1,840.1	199.7	(0.2)	199.5	413.6	22.5
Corporate entities	79.8	21.5	—	21.5	(159.8)	—
Total	$4,480.8	$519.4	$(0.7)	$518.7	$762.0	17.0%
Six Months Ended June 30, 2014
East	$1,228.7	$132.3	$—	$132.3	$213.5	17.4%
Central	1,280.7	158.3	(0.6)	157.7	229.0	17.9
West	1,708.0	176.2	(5.2)	171.0	404.9	23.7
Corporate entities	88.9	21.3	—	21.3	(163.0)	—
Total	$4,306.3	$488.1	$(5.8)	$482.3	$684.4	15.9%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2015 with the same periods in 2014 are discussed in the following paragraphs.

East Region
Revenue for the three months ended June 30, 2015 increased 1.3% due primarily to increases in average yield in all collection lines of business, and volume increases in our industrial and residential collection and disposal lines of business. These increases were partially offset by decreases in average yield in our disposal lines of business and a decline in volume in our commercial collection line of business. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Revenue for the six months ended June 30, 2015 increased 1.5% due primarily to increases in average yield in all collection lines of business, and volume increases in our industrial and residential collection and transfer station lines of business. These increases were partially offset by declines in volume in our landfill line of business. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our East Region increased from $111.5 million for the three months ended June 30, 2014, or a 17.6% operating margin, to $123.4 million for the three months ended June 30, 2015, or a 19.2% operating margin. Operating income in our East Region increased from $213.5 million for the six months ended June 30, 2014, or a 17.4% operating margin, to $245.5 million for the six months ended June 30, 2015, or a 19.7% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2015, primarily due to lower fuel costs resulting from lower prices of diesel fuel, lower transportation and subcontract costs, and lower risk management expenses. These favorable items were partially offset by higher labor and related benefits and repair and maintenance costs.

•
Selling, general and administrative costs favorably impacted operating income margin for the three and six months ended June 30, 2015 due to favorable legal settlements from matters occurring in the ordinary course of business.

Central Region
Revenue for the three months ended June 30, 2015 increased 1.5%, primarily due to average yield increases in all lines of business and volume increases in all collection lines of business. These increases were partially offset by the decline in volume in our disposal lines of business, primarily due to decreased special waste volumes. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Revenue for the six months ended June 30, 2015 increased 2.6%, primarily due to average yield increases in all lines of business and volume increases in our collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased municipal solid waste volumes. These increases were partially offset by lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our Central Region increased from $129.1 million for the three months ended June 30, 2014, or a 19.1% operating margin, to $137.5 million for the three months ended June 30, 2015, or a 20.0% operating margin. Operating income in our Central Region increased from $229.0 million for the six months ended June 30, 2014, or a 17.9% operating margin, to $262.7 million for the six months ended June 30, 2015, or a 20.0% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2015, primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher labor and related benefits and repair and maintenance costs.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three and six months ended June 30, 2015 due to higher acquisition costs of replacement vehicles.

•
Selling, general and administrative expenses unfavorably impacted operating income margin for the three and six months ended June 30, 2015, primarily due to higher wages and payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation.

West Region
Revenue for the three and six months ended June 30, 2015 increased 7.9% and 7.7%, respectively, primarily due to our acquisitions, including a waste management contract with the County of Sonoma, California, that was executed during April 2015. On an aggregate basis, acquisitions increased revenue by $45.0 million and $75.0 million, for the three and six months ended June 30, 2015, respectively. Excluding the impact of acquisitions, revenue increased due to increases in average yield in all lines of business, and volume increases in all collection and landfill lines of business, except for our landfill transportation and base E&P waste volumes. Volume increases in our landfill line of business were primarily attributable to increased special waste and municipal solid waste volumes. Partially offsetting these revenue increases was lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our West Region increased from $201.6 million for the three months ended June 30, 2014 to $203.8 million for the three months ended June 30, 2015. Operating margin decreased from 23.1% for the three months ended June 30, 2014 to 21.6% for the three months ended June 30, 2015. Operating income in our West Region increased from $404.9 million for the six months ended June 30, 2014 to $413.6 million for the six months ended June 30, 2015. Operating margin decreased from 23.7% for the six months ended June 30, 2014 to 22.5% for the six months ended June 30, 2015. Overall our operating margins were unfavorably impacted primarily due to higher integration, transition and operating costs in our acquired E&P waste services business. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin during the three and six months ended June 30, 2015, primarily due to higher transfer and disposal costs, labor and related benefits, and maintenance and repairs. Partially offsetting these unfavorable items were lower fuel costs resulting from lower prices of diesel fuel.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three and six months ended June 30, 2015, due to higher acquisition costs of replacement vehicles and additional assets acquired with our acquisitions. During the six months ended June 30, 2015, landfill depletion and amortization was also unfavorably impacted by the amortization adjustment of $5.2 million that occurred during the six months ended June 30, 2014 due to an increase in deemed airspace at one of our active solid waste landfills, compared to $0.2 million in 2015. Additionally, landfill depletion and amortization was unfavorably impacted in the aggregate by increased landfill disposal volumes and an overall increase in our average depletion rate during the six months ended June 30, 2015.

•
Selling, general and administrative expenses unfavorably impacted operating income margin for the three and six months ended June 30, 2015, primarily due to higher labor and related benefits, increased bad debt expense, and acquisition-related transaction and integration costs, predominantly associated with our recent acquisitions. Partially offsetting this impact were favorable legal settlements, which resulted from matters occurring in the ordinary course of business.

Corporate Entities
Operating loss in our Corporate Entities increased from $63.9 million for the three months ended June 30, 2014 to $75.5 million for the three months ended June 30, 2015. The unfavorable impact is primarily due to higher labor and related benefits, including management incentive compensation, as well as a potential assessment associated with property taxes at certain of our landfills.
Operating loss in our Corporate Entities decreased from $163.0 million for the six months ended June 30, 2014 to $159.8 million for the six months ended June 30, 2015, primarily due to an unfavorable remediation adjustment in 2014 of $36.1 million recorded at our closed Bridgeton Landfill in Missouri, which did not recur in 2015. Partially offsetting this improvement were additional costs associated with strategic growth initiatives, as well as acquisition-related transaction costs, primarily associated with our acquisition of Tervita in February 2015. Additionally, during the six months ended June 30, 2015, we recognized an unfavorable impact from higher labor and related benefits, as well as a potential assessment associated with property taxes at certain of our landfills.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the six months ended June 30, 2015:

	Balance as of December 31, 2014	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Balance as of June 30, 2015
Cubic yards (in millions):
Permitted airspace	4,584.1	—	7.9	28.4	(37.5)	4,582.9
Probable expansion airspace	261.7	31.5	—	(13.0)	—	280.2
Total cubic yards (in millions)	4,845.8	31.5	7.9	15.4	(37.5)	4,863.1
Number of sites:
Permitted airspace	189		4	—		193
Probable expansion airspace	10	3	—	(1)		12
As of June 30, 2015, we owned or operated 193 active landfills with total available disposal capacity estimated to be 4.9 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of June 30, 2015, total available disposal capacity is estimated to be 4.6 billion in-place cubic yards of permitted airspace plus 0.3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 65 years.
As of June 30, 2015, twelve of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 47 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2015, accrued final capping, closure and post-closure costs were $1,183.0 million, of which $92.8 million were current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the six months ended June 30, 2015, we paid $14.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability.  As of June 30, 2015, the remediation liability recorded for this site is $225.4 million, of which $15.1 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $160 million higher than the amount recorded as of June 30, 2015. It is reasonably possible that our recorded estimates may change in the near term depending on the extent and nature of our remediation efforts at the Bridgeton facility.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement remedial activities at the Congress Landfill. The remediation liability recorded as of June 30, 2015 is $85.4 million, of which $3.2 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $70 million higher than the amount recorded as of June 30, 2015.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the six months ended June 30, 2015 (in millions of dollars):

	Balance as of December 31, 2014	Capital Additions	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2015
Non-depletable landfill land	$162.2	$1.9	$—	$—	$0.2	$—	$164.3
Landfill development costs	5,645.3	4.2	156.3	19.4	48.9	(5.5)	5,868.6
Construction-in-progress - landfill	140.8	120.3	—	—	(49.7)	—	211.4
Accumulated depletion and amortization	(2,437.4)	(140.2)	—	—	(0.1)	0.7	(2,577.0)
Net investment in landfill land and development costs	$3,510.9	$(13.8)	$156.3	$19.4	$(0.7)	$(4.8)	$3,667.3
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the six months ended June 30, 2015 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance
Balance as of December 31, 2014	$38.9	$1,144.3	$697.5	$416.6
Non-cash additions for asset retirement obligations	—	19.4	—	—
Acquisitions and other adjustments	11.9	11.6	2.8	—
Asset retirement obligation adjustments	—	(5.5)	—	—
Accretion expense	—	39.4	12.5	1.0
Additions charged (credited) to expense	11.1	—	(1.3)	164.8
Payments or usage	(11.7)	(26.2)	(31.1)	(172.0)
Balance as of June 30, 2015	50.2	1,183.0	680.4	410.4
Less: current portion	(50.2)	(92.8)	(76.2)	(130.2)
Long-term portion	$—	$1,090.2	$604.2	$280.2
As of June 30, 2015, accounts receivable were $969.4 million, net of allowance for doubtful accounts and other of $50.2 million, resulting in days sales outstanding, net of acquisitions, of 38, or 25 days net of deferred revenue. In addition, as of June 30, 2015, our accounts receivable in excess of 90 days outstanding totaled $65.0 million, or 6.4% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2015 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2015
Land	$401.3	$0.2	$(0.8)	$14.1	$—	$—	$0.8	$415.6
Non-depletable landfill land	162.2	1.9	—	—	—	—	0.2	164.3
Landfill development costs	5,645.3	4.2	—	156.3	19.4	(5.5)	48.9	5,868.6
Vehicles and equipment	5,834.1	320.6	(86.4)	76.1	—	—	0.8	6,145.2
Buildings and improvements	1,002.3	27.0	(0.9)	56.3	—	—	6.0	1,090.7
Construction-in- progress - landfill	140.8	120.3	—	—	—	—	(49.7)	211.4
Construction-in- progress - other	10.1	31.9	—	—	—	—	(7.5)	34.5
Total	$13,196.1	$506.1	$(88.1)	$302.8	$19.4	$(5.5)	$(0.5)	$13,930.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2014	Additions Charged to Expense	Retirements	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2015
Landfill development costs	$(2,437.4)	$(140.2)	$—	$0.7	$(0.1)	$(2,577.0)
Vehicles and equipment	(3,273.3)	(280.9)	83.1	—	(0.2)	(3,471.3)
Buildings and improvements	(320.1)	(23.9)	0.6	—	0.1	(343.3)
Total	$(6,030.8)	$(445.0)	$83.7	$0.7	$(0.2)	$(6,391.6)

Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2015 and 2014 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014 (in millions of dollars):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$901.2	$722.3
Net cash used in investing activities	(998.2)	(522.6)
Net cash provided by (used in) financing activities	121.7	(363.5)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2015 and 2014 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $4.1 million during the six months ended June 30, 2015, compared to a decrease of $122.2 million during the same period in 2014, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $14.4 million during the six months ended June 30, 2015 due to the timing of billings net of collections, compared to a $48.8 million increase in the same period in 2014. As of each June 30, 2015 and 2014, our days sales outstanding, net of acquisitions, was 38, or 25 days net of deferred revenue.

•
Our prepaid expenses and other assets decreased $11.0 million during the six months ended June 30, 2015 due to timing of withdrawals to fund payroll, compared to a $6.3 million increase in the same period in 2014.

•	Our accounts payable increased $4.3 million during the six months ended June 30, 2015 due to the timing of payments, compared to a $4.1 million decrease in the same period in 2014.

•	Cash paid for income taxes was $142.5 million and $167.8 million for the six months ended June 30, 2015 and 2014, respectively.

•	Cash paid for interest was $159.7 million and $160.7 million for the six months ended June 30, 2015 and 2014, respectively.

•
Cash paid for remediation obligations was $19.7 million lower during the six months ended June 30, 2015 than during the same period in 2014 primarily due to remediation activity at our closed Bridgeton Landfill.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2015 and 2014 are summarized below:

•
Capital expenditures during the six months ended June 30, 2015 were $499.2 million, compared with $472.9 million in the same period in 2014. Property and equipment received during the six months ended June 30, 2015 and 2014 was $504.6 million and $488.2 million, respectively.

•
During the six months ended June 30, 2015, we paid $512.6 million for acquisitions of businesses across all three regions. During the same period in 2014, we paid $46.3 million for acquisitions of collection businesses in our Central and East Regions.

•
Our restricted cash and marketable securities balances decreased $6.2 million and increased $8.4 million during the six months ended June 30, 2015 and 2014, respectively. Changes in restricted cash and marketable securities are primarily related to the issuance of tax-exempt bonds, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash for consideration paid for future business acquisitions.
Cash Flows Provided by (Used in) Financing Activities
The most significant items affecting the comparison of our cash flows provided by (used in) financing activities for the six months ended June 30, 2015 and 2014 are summarized below:

•
During the six months ended June 30, 2015, we issued $500.0 million of notes for cash proceeds of $497.9 million. Net payments of notes payable and long-term debt were $10.3 million during the six months ended June 30, 2015, compared to net proceeds of $17.6 million in the same period in 2014.

•
In October 2013, our board of directors added $650.0 million to the share repurchase authorization originally approved in November 2010. During the six months ended June 30, 2015, we repurchased $199.5 million or 5.0 million shares of our common stock at a weighted average cost per share of $40.55.

•
In April 2015, our board of directors approved a quarterly dividend of $0.28 per share. Dividends paid were $197.2 million and $186.6 million during the six months ended June 30, 2015 and 2014, respectively.

Financial Condition
Cash and Cash Equivalents
As of June 30, 2015, we had $99.9 million of cash and cash equivalents and $110.6 million of restricted cash deposits and restricted marketable securities, including $13.2 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $16.8 million of restricted cash pursuant to a holdback arrangement, $27.0 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $52.8 million of restricted cash and marketable securities related to our insurance obligations.
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
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we are unable to pay dividends and repurchase common stock. Compliance with covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2015, our EBITDA to interest ratio was 6.57 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.19 compared to the 3.75 maximum allowed by the covenants. In connection with entering into the Replacement Credit Facility and Amendment No. 3 to the Existing Credit Facility, our maximum total debt to EBITDA ratio was increased to 3.75 for each fiscal quarter ending before and including December 31, 2015, and 3.50 for each fiscal quarter ending thereafter.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,654.9 million and $1,615.4 million as of June 30, 2015 and December 31, 2014, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of June 30, 2015 and December 31, 2014, we had no borrowings under our Credit Facilities.  We had $575.5 million and $615.1 million of letters of credit outstanding under our Credit Facilities as of June 30, 2015 and December 31, 2014, respectively.
Senior Notes and Debentures
During the six months ended June 30, 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during the six months ended June 30, 2015.

Tax-Exempt Financings
As of June 30, 2015, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. As of June 30, 2015 and December 31, 2014, we had $1,079.1 million and $1,083.8 million of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044.
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
Credit Rating
We have received investment grade credit ratings. As of June 30, 2015, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
The following table calculates our free cash flow for the three and six months ended June 30 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash provided by operating activities	$405.1	$325.9	$901.2	$722.3
Purchases of property and equipment	(229.6)	(259.2)	(499.2)	(472.9)
Proceeds from sales of property and equipment	4.9	4.2	8.1	6.7
Free cash flow	$180.4	$70.9	$410.1	$256.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$229.6	$259.2	$499.2	$472.9
Adjustments for property and equipment received during the prior period but paid for in the following period, net	14.0	13.2	5.4	15.3
Property and equipment received during the period	$243.6	$272.4	$504.6	$488.2

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
Seasonality and Severe Weather
Our operations can be adversely affected by periods of inclement or severe weather, which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfills and other facilities. Our operations also can be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. In July 2015, the FASB voted to amend the guidance by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date of 2017. Accordingly, Republic will adopt the standard beginning January 1, 2018. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently assessing the method of adoption and the potential impact this guidance may have on our consolidated financial statements. For additional discussion, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The balance sheet presentation of Republic's debt issuance costs and related debt liabilities will be affected beginning January 1, 2016.
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

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion regarding our exposure to risks. You should be aware that any forward-looking statement made by us in this Form 10-Q and the documents incorporated herein or therein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements made in this Form 10-Q and the documents incorporated herein or therein by reference or elsewhere. You should not place undue reliance on these forward-looking statements. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-Q and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel recovery fees) and (3) a decrease in our operating margin percentage. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.
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
Our fuel costs were $194.1 million during the six months ended June 30, 2015, or 4.3% of revenue, compared to $263.7 million during the comparable period in 2014, or 6.1% of revenue.
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

Revenue from sales of these products during the six months ended June 30, 2015 and 2014 was $178.3 million and $206.1 million, respectively.
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
As of June 30, 2015, we had approximately $967.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $12.7 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We acquired Tervita in February 2015 (refer to Note 2, Business Acquisitions, to our unaudited consolidated financial statements in Item 1 of Part 1 of this Form 10-Q). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, we excluded Tervita from our evaluation of internal control over financial reporting as of June 30, 2015. We will continue the process of implementing internal controls over financial reporting for Tervita. As of June 30, 2015, assets excluded from management's assessment totaled $506.8 million and contributed less than 1% of revenue to our unaudited consolidated financial statements for the six months ended June 30, 2015.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $52.9 million relating to our outstanding legal proceedings as of June 30, 2015. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $71 million higher than the amount recorded as of June 30, 2015.
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
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement, through June 30, 2015 Sunshine Canyon has received an additional 62 NOVs from SCAQMD for odors and excess surface emissions. We have not received a demand from the SCAQMD for the payment of any further amounts, nor have we received from SCAQMD any proposed abatement order or other demand in connection with these NOVs.

ITEM 1A.	RISK FACTORS.
There were no material changes during the six months ended June 30, 2015 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2015:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 2015	1,157,500	$40.23	1,157,500	$227,546,231
May 2015	837,050	40.10	837,050	193,979,153
June 2015	824,200	40.29	824,200	160,774,188
	2,818,750		2,818,750

(a)
In October 2013, our board of directors added $650 million to the share repurchase authorization originally approved in November 2010. The program extends through December 31, 2015. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2015, 0.2 million repurchased shares were pending settlement and $5.9 million were unpaid and included within other accrued liabilities.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2013 authorization.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
None.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	July 23, 2015	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 23, 2015	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)