Form 10-Q
period 2015-09-30
REPUBLIC SERVICES, INC.
filed 2015-10-30
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 22, 2015, the registrant had outstanding 347,238,344 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 69,656,896).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102.5	$75.2
Accounts receivable, less allowance for doubtful accounts and other of $50.2 and $38.9, respectively	988.8	930.4
Prepaid expenses and other current assets	236.8	263.4
Deferred tax assets	116.2	122.0
Total current assets	1,444.3	1,391.0
Restricted cash and marketable securities	107.2	115.6
Property and equipment, net	7,553.2	7,165.3
Goodwill	11,128.3	10,830.9
Other intangible assets, net	258.6	298.9
Other assets	300.2	292.3
Total assets	$20,791.8	$20,094.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560.8	$527.3
Notes payable and current maturities of long-term debt	5.4	10.4
Deferred revenue	316.5	306.3
Accrued landfill and environmental costs, current portion	179.2	164.3
Accrued interest	69.4	67.0
Other accrued liabilities	769.2	750.7
Total current liabilities	1,900.5	1,826.0
Long-term debt, net of current maturities	7,555.6	7,050.8
Accrued landfill and environmental costs, net of current portion	1,676.9	1,677.5
Deferred income taxes	1,133.4	1,149.0
Insurance reserves, net of current portion	281.5	298.0
Other long-term liabilities	441.7	344.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 416.7 and 414.4 issued including shares held in treasury, respectively	4.2	4.1
Additional paid-in capital	6,952.3	6,876.9
Retained earnings	3,070.3	2,795.0
Treasury stock, at cost (69.0 and 61.7 shares, respectively)	(2,200.4)	(1,901.8)
Accumulated other comprehensive loss, net of tax	(26.6)	(28.9)
Total Republic Services, Inc. stockholders’ equity	7,799.8	7,745.3
Noncontrolling interests	2.4	2.5
Total stockholders’ equity	7,802.2	7,747.8
Total liabilities and stockholders’ equity	$20,791.8	$20,094.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,344.0	$2,267.9	$6,824.8	$6,574.2
Expenses:
Cost of operations	1,390.2	1,401.1	4,114.9	4,102.7
Depreciation, amortization and depletion	247.1	235.6	726.3	679.0
Accretion	19.7	19.5	59.2	58.4
Selling, general and administrative	244.1	229.0	719.5	663.8
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	0.3	—	1.8
Restructuring charges	—	—	—	1.8
Operating income	442.9	382.4	1,204.9	1,066.7
Interest expense	(91.8)	(87.0)	(272.0)	(260.8)
Loss on extinguishment of debt	—	—	—	(1.4)
Interest income	0.1	0.1	0.6	0.6
Other (expense) income, net	(0.4)	(0.1)	0.5	1.2
Income before income taxes	350.8	295.4	934.0	806.3
Provision for income taxes	135.6	109.6	356.0	308.9
Net income	215.2	185.8	578.0	497.4
Net income attributable to noncontrolling interests	(0.2)	—	(0.3)	(0.1)
Net income attributable to Republic Services, Inc.	$215.0	$185.8	$577.7	$497.3
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.62	$0.52	$1.65	$1.39
Weighted average common shares outstanding	348.9	356.3	351.0	357.4
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.61	$0.52	$1.64	$1.39
Weighted average common and common equivalent shares outstanding	350.3	357.7	352.4	358.8
Cash dividends per common share	$0.30	$0.28	$0.86	$0.80
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$215.2	$185.8	$578.0	$497.4
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	(4.6)	0.2	(11.0)	1.3
Realized loss (gain) reclassified into earnings	5.0	0.3	12.9	(0.1)
Unrealized (loss) gain	(5.3)	(7.2)	0.5	(6.4)
Pension activity:
Change in funded status of pension plan obligations	—	—	(0.1)	—
Other comprehensive (loss) income, net of tax	(4.9)	(6.7)	2.3	(5.2)
Comprehensive income	210.3	179.1	580.3	492.2
Comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.3)	(0.1)
Comprehensive income attributable to Republic Services, Inc.	$210.1	$179.1	$580.0	$492.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2014	414.4	$4.1	$6,876.9	$2,795.0	(61.7)	$(1,901.8)	$(28.9)	$2.5	$7,747.8
Net income	—	—	—	577.7	—	—	—	0.3	578.0
Other comprehensive income	—	—	—	—	—	—	2.3	—	2.3
Cash dividends declared	—	—	—	(300.6)	—	—	—	—	(300.6)
Issuances of common stock	2.3	0.1	58.5	—	—	—	—	—	58.6
Stock-based compensation	—	—	16.9	(1.8)	—	—	—	—	15.1
Purchase of common stock for treasury	—	—	—	—	(7.3)	(298.6)	—	—	(298.6)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of September 30, 2015	416.7	$4.2	$6,952.3	$3,070.3	(69.0)	$(2,200.4)	$(26.6)	$2.4	$7,802.2
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities:
Net income	$578.0	$497.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	785.5	737.4
Non-cash interest expense	35.2	33.6
Restructuring related charges	—	1.8
Stock-based compensation	15.1	14.2
Deferred tax benefit	(12.3)	(4.7)
Provision for doubtful accounts, net of adjustments	17.3	16.3
Loss on extinguishment of debt	—	1.4
Gain on disposition of assets, net and asset impairments	(1.6)	(4.7)
Environmental adjustments	(1.3)	36.2
Excess income tax benefit from stock-based compensation activity and other non-cash items	(7.0)	(3.3)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(39.8)	(77.8)
Prepaid expenses and other assets	(64.2)	(28.0)
Accounts payable	11.7	(2.3)
Restructuring expenditures	—	(1.0)
Capping, closure and post-closure expenditures	(50.4)	(36.5)
Remediation expenditures	(50.1)	(75.0)
Other liabilities	108.4	(3.4)
Cash provided by operating activities	1,324.5	1,101.6
Cash used in investing activities:
Purchases of property and equipment	(732.0)	(683.1)
Proceeds from sales of property and equipment	17.1	13.9
Cash used in business acquisitions, net of cash acquired	(535.9)	(73.5)
Change in restricted cash and marketable securities	8.4	36.2
Other	(0.8)	(4.5)
Cash used in investing activities	(1,243.2)	(711.0)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	895.4	939.8
Proceeds from issuance of senior notes, net of discount	497.9	—
Payments of notes payable and long-term debt	(908.9)	(951.0)
Fees paid to issue senior notes and retire certain hedging relationships	(3.2)	(4.0)
Issuances of common stock	52.3	79.5
Excess income tax benefit from stock-based compensation activity	6.2	3.6
Purchases of common stock for treasury	(293.3)	(277.5)
Cash dividends paid	(295.0)	(279.1)
Distributions paid to noncontrolling interests	(0.4)	(0.4)
Other	(5.0)	(1.8)
Cash used in financing activities	(54.0)	(490.9)
Increase (decrease) in cash and cash equivalents	27.3	(100.3)
Cash and cash equivalents at beginning of year	75.2	213.3
Cash and cash equivalents at end of period	$102.5	$113.0
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to amend the guidance by approving a one-year deferral of the effective date and providing the option to early adopt the standard on the original effective date of 2017. Republic will adopt the standard beginning January 1, 2018. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently assessing the method of adoption and the potential impact this guidance may have on our consolidated financial statements.
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

2. BUSINESS ACQUISITIONS
We acquired various waste businesses during the nine months ended September 30, 2015 and 2014.  The purchase price paid for these acquisitions and the allocations of the purchase price follow:

	2015	2014
Purchase price:
Cash used in acquisitions, net of cash acquired	$535.9	$73.5
Contingent consideration	75.8	—
Holdbacks	2.6	8.2
Fair value, future minimum lease payments	1.5	—
Fair value, future guaranteed payments	—	6.8
Total	$615.8	$88.5
Allocated as follows:
Accounts receivable	36.1	3.2
Landfill airspace	159.7	26.6
Property and equipment	144.9	21.0
Other assets	1.8	4.7
Accounts payable	(7.1)	—
Future service obligations	—	(11.0)
Environmental remediation liabilities	(2.8)	—
Closure and post-closure liabilities	(11.3)	(3.2)
Other liabilities	(9.5)	(2.6)
Fair value of tangible assets acquired and liabilities assumed	311.8	38.7
Excess purchase price to be allocated	$304.0	$49.8
Excess purchase price allocated as follows:
Other intangible assets	$10.1	$11.2
Goodwill	293.9	38.6
Total allocated	$304.0	$49.8
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
In April 2015, we entered into a waste management contract with the County of Sonoma, California (Sonoma). Under the agreement, Sonoma grants us the exclusive right to use and operate the county's waste management facilities. We will operate and manage the Sonoma County Landfill for the remaining life of the site, which we estimate to be approximately 30 years. We also have assumed all closure and post-closure obligations for the site. In addition to the landfill, we will operate five transfer stations and a gas-to-energy plant. By entering this agreement, we have effectively obtained control of the business through contract. In exchange, we have agreed to pay a contingent concession fee per ton of waste disposed at the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the agreement is estimated to be between approximately $100 million and $214 million. The fair value of contingent consideration was estimated by applying the income approach and was recorded as a $75.3 million liability as of the acquisition date. That measure is based on significant inputs that are not observable in the market. Key assumptions include volume of annual tons disposed at the landfill and discount rates that represent the best estimates of management and are subject to remeasurement at each reporting date. The contingent consideration and purchase price allocation are preliminary and are subject to revision. We expect these final valuations and assessments will be substantially completed in 2015.
In February 2015, we acquired all of the equity interests of Tervita, LLC (Tervita) in exchange for a cash payment of $479.6 million. Tervita is an environmental solutions provider serving oil and natural gas producers in the United States. Tervita provides E&P waste services to its diverse customer base and operates three types of waste management and disposal facilities: treatment, recovery and disposal facilities, engineered landfills and salt water disposal injection wells. Additionally, Tervita

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

provides closed loop solids control systems and transportation services. Tervita's assets complement Republic's existing E&P waste services business, core competencies and expertise in waste handling, recovery and disposal. We retained an independent third-party appraiser to assist us in our valuations. Based on valuation work performed through September 30, 2015, the carrying value of property and equipment decreased $12.8 million from the amount recorded as of March 31, 2015. The purchase price allocation is still preliminary and remains subject to revision. Adjustments may be made to the carrying value of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations. We expect these final valuations and assessments will be substantially completed in 2015.
In August 2014, we entered into a life-of-site operating agreement for the City of San Angelo Landfill located in Texas, which we have recorded as the acquisition of a business.  Previously, we operated the site on behalf of the City of San Angelo under an agreement that expired in July 2014. Consideration transferred included cash of $10.3 million and future guaranteed payments of $6.8 million. We assumed future service obligations of $11.0 million and closure and post-closure obligations of $3.2 million.  We allocated $26.6 million of purchase price to landfill airspace and no purchase price was allocated to goodwill.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2014	Acquisitions	Adjustments to Acquisitions	Balance as of September 30, 2015
East	$3,046.0	$8.1	$(0.4)	$3,053.7
Central	3,279.0	14.7	(0.4)	3,293.3
West	4,505.9	271.1	4.3	4,781.3
Total	$10,830.9	$293.9	$3.5	$11,128.3
Adjustments to acquisitions during the nine months ended September 30, 2015 primarily related to working capital and deferred taxes, both of which were recorded to goodwill in purchase accounting.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 21 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of September 30, 2015
	Balance as of December 31, 2014	Acquisitions and Other Additions	Balance as of September 30, 2015	Balance as of December 31, 2014	Additions Charged to Expense	Balance as of September 30, 2015
Customer relationships, franchise and other municipal agreements	$641.2	$7.4	$648.6	$(369.1)	$(46.4)	$(415.5)	$233.1
Non-compete agreements	26.8	2.3	29.1	(18.2)	(2.9)	(21.1)	8.0
Other intangible assets	65.2	0.4	65.6	(47.0)	(1.1)	(48.1)	17.5
Total	$733.2	$10.1	$743.3	$(434.3)	$(50.4)	$(484.7)	$258.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014 follows:

	2015	2014
Inventories	$37.7	$35.9
Prepaid expenses	76.6	55.0
Other non-trade receivables	88.9	57.0
Reinsurance receivable	12.9	12.4
Income tax receivable	14.9	101.6
Other current assets	5.8	1.5
Total	$236.8	$263.4
Other Assets
A summary of other assets as of September 30, 2015 and December 31, 2014 follows:

	2015	2014
Deferred financing costs	$46.4	$47.2
Deferred compensation plan	80.0	77.1
Amounts recoverable for capping, closure and post-closure obligations	26.2	24.3
Reinsurance receivable	45.7	48.4
Interest rate swaps	21.5	14.1
Other	80.4	81.2
Total	$300.2	$292.3

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2015 and December 31, 2014 follows:

	2015	2014
Accrued payroll and benefits	$193.1	$180.2
Accrued fees and taxes	131.4	125.6
Insurance reserves, current portion	133.1	118.6
Ceded insurance reserves, current portion	12.9	12.4
Accrued dividends	104.3	98.7
Current tax liabilities	30.7	16.3
Fuel hedge liabilities	36.3	35.3
Accrued professional fees and legal settlement reserves	31.0	61.2
Withdrawal liability - Central States Pension and Other Funds	15.9	15.9
Other	80.5	86.5
Total	$769.2	$750.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2015 and December 31, 2014 follows:

	2015	2014
Deferred compensation plan	$81.6	$76.3
Pension and other post-retirement liabilities	9.8	11.0
Legal settlement reserves	35.9	10.8
Ceded insurance reserves	45.7	48.4
Withdrawal liability - Central States Pension and Other Funds	127.7	139.6
Contingent consideration and acquisition holdbacks	83.3	—
Other	57.7	58.8
Total	$441.7	$344.9
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of September 30, 2015 and December 31, 2014 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $414.6 million and $416.6 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2015, we owned or operated 193 active landfills with total available disposal capacity of approximately 4.8 billion in-place cubic yards. We also have post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of September 30, 2015 and December 31, 2014 follows:

	2015	2014
Landfill final capping, closure and post-closure liabilities	$1,188.5	$1,144.3
Environmental remediation liabilities	667.6	697.5
Total accrued landfill and environmental costs	1,856.1	1,841.8
Less: current portion	(179.2)	(164.3)
Long-term portion	$1,676.9	$1,677.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the nine months ended September 30, 2015 and 2014:

	2015	2014
Asset retirement obligation liabilities, beginning of year	$1,144.3	$1,091.3
Non-cash additions	29.9	29.1
Acquisitions and other adjustments	11.4	3.7
Asset retirement obligation adjustments	(5.9)	(17.7)
Payments	(50.4)	(36.5)
Accretion expense	59.2	58.4
Asset retirement obligation liabilities, end of period	1,188.5	1,128.3
Less: current portion	(103.1)	(90.1)
Long-term portion	$1,085.4	$1,038.2
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $27.2 million and $26.7 million as of September 30, 2015 and December 31, 2014, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of September 30, 2015 would be approximately $360 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2015 and 2014:

	2015	2014
Environmental remediation liabilities, beginning of year	$697.5	$551.7
Net additions (credited) charged to expense	(1.3)	36.2
Payments	(50.1)	(75.0)
Accretion expense (non-cash interest expense)	18.7	19.0
Acquisitions	2.8	—
Environmental remediation liabilities, end of period	667.6	531.9
Less: current portion	(76.1)	(74.8)
Long-term portion	$591.5	$457.1
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the nine months ended September 30, 2015, we paid $22.5 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability.  As of September 30, 2015, the remediation liability recorded for this site is $217.8 million, of which $7.5 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $160 million higher than the amount recorded as of September 30, 2015.
In September 2015, we entered into an agreement with respect to an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations for the three and nine months ended September 30, 2015. In October 2015, we collected the proceeds from the insurance recovery.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement remedial activities at the Congress Landfill. The remediation liability recorded as of September 30, 2015 is $86.5 million, of which $2.4 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $70 million higher than the amount recorded as of September 30, 2015.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of September 30, 2015 and December 31, 2014 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2015			December 31, 2014
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
Puerto Rico Uncommitted Facility	Variable	—	—	—	—	—	—
May 2017	Variable	—	—	—	—	—	—
June 2019	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.1)	699.9
September 2019	5.500	650.0	(2.1)	647.9	650.0	(2.5)	647.5
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(1.6)	848.4	850.0	(1.8)	848.2
May 2023	4.750	550.0	17.9	567.9	550.0	11.5	561.5
March 2025	3.200	500.0	(2.0)	498.0	—	—	—
March 2035	6.086	275.7	(23.5)	252.2	275.7	(23.9)	251.8
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.2)	596.8	600.0	(3.2)	596.8
Debentures:
May 2021	9.250	35.3	(1.4)	33.9	35.3	(1.6)	33.7
September 2035	7.400	165.2	(40.0)	125.2	165.3	(40.5)	124.8
Tax-exempt:
2019 - 2044	0.430 - 5.625	1,079.1	—	1,079.1	1,083.8	—	1,083.8
Other:
2015 - 2046	4.000 - 12.203	112.3	—	112.3	113.8	—	113.8
Total Debt		$7,617.6	$(56.6)	7,561.0	$7,123.9	$(62.7)	7,061.2
Less: current portion				(5.4)			(10.4)
Long-term portion				$7,555.6			$7,050.8
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014, we completed the refinancing of our Credit Facilities and certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $1.4 million.
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
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,726.4 million and $1,615.4 million as of September 30, 2015 and December 31, 2014, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of September 30, 2015 and December 31, 2014, we had no borrowings under our Credit Facilities.  We had $504.6 million and $615.1 million of letters of credit outstanding under our Credit Facilities as of September 30, 2015 and December 31, 2014, respectively.
We have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2015 and December 31, 2014, we had no borrowings under our Uncommitted Credit Facility.
In January 2015, we entered into a $20.0 million uncommitted credit facility agreement (the Puerto Rico Uncommitted Facility) that matures in 2016 and bears interest at LIBOR plus an applicable margin. We can use borrowings under the Puerto Rico Uncommitted Facility for working capital and other general corporate purposes. The agreements governing our Puerto Rico Uncommitted Facility require us to comply with covenants. The Puerto Rico Uncommitted Facility may be terminated by either party at any time. As of September 30, 2015, we had no borrowings under our Puerto Rico Uncommitted Facility.
Senior Notes and Debentures
During the nine months ended September 30, 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during the nine months ended September 30, 2015.
Our senior notes are general unsecured obligations. Interest is payable semi-annually. These senior notes have a make-whole provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.
Tax-Exempt Financings
As of September 30, 2015, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Other Debt
Other debt includes capital lease liabilities of $112.3 million and $113.8 million as of September 30, 2015 and December 31, 2014, respectively, with maturities ranging from 2015 to 2046.

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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of September 30, 2015, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of September 30, 2015 and December 31, 2014, the interest rate swap agreements are reflected at their fair value of $21.5 million and $14.1 million, respectively, and are included in other assets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.9 million and $5.7 million during the three and nine months ended September 30, 2015, respectively, and $1.9 million and $5.8 million during the three and nine months ended September 30, 2014, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended September 30, 2015 and 2014, we recognized a loss of $9.2 million and a gain of $1.5 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of $9.6 million and loss of $1.2 million, respectively, on the related interest rate swaps. For the nine months ended September 30, 2015 and 2014, we recognized a loss of $6.3 million and $10.0 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of $7.3 million and $11.0 million, respectively, on the related interest rate swaps. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other (expense) income, net.
Cash Flow Hedges
During the nine months ended September 30, 2015, we entered into a number of interest rate lock agreements having an aggregate notional amount of $200.0 million with fixed interest rates ranging from 2.155% to 2.270% to manage exposure to fluctuations in interest rates in anticipation of the planned issuance of the 3.20% Notes. Upon issuance of the 3.20% Notes, we terminated the interest rate locks and received $1.2 million from the counterparties. This transaction was accounted for as a cash flow hedge.
As of September 30, 2015 and 2014, no interest rate lock cash flow hedges were outstanding. As of September 30, 2015 and December 31, 2014, the effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive loss, net of tax, was $19.7 million and $21.6 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.7 million of net expense over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $0.7 million during each of the three months ended September 30, 2015 and 2014 and $2.0 million during each of the nine months ended September 30, 2015 and 2014.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2015 was 38.7% and 38.1%, respectively. The effective tax rate for the nine months ended September 30, 2015 was favorably affected by the second quarter resolution of a Puerto Rican tax matter in addition to tax refunds received during the year as a result of filing various state amended tax returns.
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
Income taxes paid, net of refunds received, were $256.8 million and $280.3 million for the nine months ended September 30, 2015 and 2014, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2015, we have accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $10.2 million related to our uncertain tax positions.
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
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of September 30, 2015, the valuation allowance associated with our state loss carryforwards was approximately $61 million.

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
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	7.6	$29.49
Granted	—	—
Exercised	(1.8)	28.49		$23.2
Forfeited or expired	(0.1)	30.51
Outstanding as of September 30, 2015	5.7	$29.80	3.3	$63.0
Exercisable as of September 30, 2015	3.6	$29.06	2.7	$43.2
During the nine months ended September 30, 2015 and 2014, compensation expense for stock options was $2.1 million and $5.2 million, respectively.
As of September 30, 2015, total unrecognized compensation expense related to outstanding stock options was $1.9 million, which will be recognized over a weighted average period of 1.2 years. The total fair value of stock options that vested during the nine months ended September 30, 2015 was $8.9 million.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the nine months ended September 30, 2015:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	1,456.2	$24.07
Granted	707.0	38.61
Vested and issued	(364.3)	30.04
Forfeited	(33.0)	36.40
Outstanding as of September 30, 2015	1,765.9	$25.51	1.2	$72.8
Vested and unissued as of September 30, 2015	557.6	$29.79
During the nine months ended September 30, 2015, we awarded our non-employee directors 75,000 RSUs, which vested immediately. During the nine months ended September 30, 2015, we awarded 596,210 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 35,811 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the nine months ended September 30, 2015 and 2014, compensation expense related to RSUs totaled $12.4 million and $9.0 million, respectively. As of September 30, 2015, total unrecognized compensation expense related to outstanding RSUs was $32.3 million, which will be recognized over a weighted average period of 2.9 years.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Performance Shares
During the nine months ended September 30, 2015, we awarded 140,443 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in mid-to late February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the nine months ended September 30, 2015:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	—	$—
Granted	142.4	38.69
Vested and issued	—	—
Forfeited	—	—
Outstanding as of September 30, 2015	142.4	$38.69
During the nine months ended September 30, 2015, 1,952 PSUs were earned as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to receive additional PSUs in lieu of dividends.
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
During the nine months ended September 30, 2015, compensation expense related to PSUs totaled $1.2 million. As of September 30, 2015, total unrecognized compensation expense related to outstanding PSUs was $4.3 million, which will be recognized over a weighted average period of 2.4 years.

10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
During the three months ended September 30, 2015, we repurchased 2.3 million shares of our stock for $93.8 million at a weighted average cost per share of $40.89. During the nine months ended September 30, 2015, we repurchased 7.3 million shares of our stock for $293.3 million at a weighted average cost per share of $40.66. In addition, as of September 30, 2015, 0.1 million repurchased shares were pending settlement and $5.3 million were unpaid and included within other accrued liabilities.
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization. Before this, $67.0 million remained under the prior authorization. The total authorization is now $967.0 million through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share repurchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Dividends
In July 2015, our board of directors approved a quarterly dividend of $0.30 per share. Cash dividends declared were $300.6 million for the nine months ended September 30, 2015. As of September 30, 2015, we recorded a quarterly dividend payable of $104.3 million to shareholders of record at the close of business on October 1, 2015.
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
Earnings per share for the three and nine months ended September 30, 2015 and 2014 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$215,000	$185,800	$577,700	$497,300
Weighted average common shares outstanding	348,935	356,252	350,966	357,432
Basic earnings per share	$0.62	$0.52	$1.65	$1.39
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$215,000	$185,800	$577,700	$497,300
Weighted average common shares outstanding	348,935	356,252	350,966	357,432
Effect of dilutive securities:
Options to purchase common stock	1,196	1,377	1,271	1,313
Unvested RSU awards	136	111	127	72
Unvested PSU awards	14	—	8	—
Weighted average common and common equivalent shares outstanding	350,281	357,740	352,372	358,817
Diluted earnings per share	$0.61	$0.52	$1.64	$1.39
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	9	28	14	369

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the nine months ended September 30, 2015 follows:

	Gain (Loss) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2014	$41.9	$(13.0)	$28.9
Other comprehensive loss before reclassifications	10.5	0.1	10.6
Amounts reclassified from accumulated other comprehensive income	(12.9)	—	(12.9)
Net current period other comprehensive (income) loss	(2.4)	0.1	(2.3)
Balance as of September 30, 2015	$39.5	$(12.9)	$26.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive loss (income) for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Fuel hedges	$(7.5)	$0.2	$(19.4)	$2.2	Cost of operations
Interest rate contracts	(0.7)	(0.7)	(2.0)	(2.0)	Interest expense
	(8.2)	(0.5)	(21.4)	0.2	Total before tax
	3.2	0.2	8.5	(0.1)	Tax benefit (expense)
Total (loss) gain reclassified into earnings	$(5.0)	$(0.3)	$(12.9)	$0.1	Net of tax

12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of September 30, 2015:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2015	6,750,000	$3.76
2016	27,000,000	3.57
2017	12,000,000	2.92
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of September 30, 2015 and December 31, 2014 were current liabilities of $33.5 million and $34.4 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in a loss of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, and a loss of $0.1 million for each of the three and nine months ended September 30, 2014, and have been recorded in other (expense) income, net in our consolidated statements of income.
Total (loss) gain recognized in other comprehensive (loss) income for fuel hedges (the effective portion) was $(5.3) million and $(7.1) million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $(6.6) million for the nine months ended September 30, 2015 and 2014, respectively. We classify cash inflows and outflows from our fuel hedges within operating activities in the Consolidated Statements of Cash Flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We had no outstanding recycling commodity hedges as of September 30, 2015 and December 31, 2014. No amounts were recognized in other income, net in our consolidated statements of income for the ineffective portion of the changes in fair values during the three and nine months ended September 30, 2015 and 2014. Total (loss) gain recognized in other comprehensive income for recycling commodity hedges (the effective portion) was less than $(0.1) million and $0.2 million for the three and nine months ended September 30, 2014, respectively.
Fair Value Measurements
In measuring the fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.

The carrying value for certain of our financial instruments, including cash, accounts receivable, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature.
As of September 30, 2015 and December 31, 2014, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$49.3	$49.3	$49.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	58.9	58.9	—	58.9	—
Interest rate swaps - other assets	21.5	21.5	—	21.5	—
Total assets	$129.7	$129.7	$49.3	$80.4	$—
Liabilities:
Fuel hedges - other accrued liabilities	$33.5	$33.5	$—	$33.5	$—
Total debt	7,561.0	8,240.5	—	8,240.5	—
Contingent consideration - other long-term liabilities	75.3	75.3	—	—	75.3
Total liabilities	$7,669.8	$8,349.3	$—	$8,274.0	$75.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$59.7	$59.7	$59.7	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.8	56.8	—	56.8	—
Interest rate swaps - other assets	14.1	14.1	—	14.1	—
Total assets	$130.6	$130.6	$59.7	$70.9	$—
Liabilities:
Fuel hedges - other accrued liabilities	$34.4	$34.4	$—	$34.4	$—
Total debt	7,061.2	7,977.9	—	7,977.9	—
Total liabilities	$7,095.6	$8,012.3	$—	$8,012.3	$—
Total Debt
The fair value of our fixed rate senior notes and debentures was $7.0 billion and $6.8 billion as of September 30, 2015 and December 31, 2014, respectively, and is based on quoted market prices. The carrying value of these notes and debentures was $6.4 billion and $5.9 billion as of September 30, 2015 and December 31, 2014, respectively. The carrying amounts of our remaining notes payable and tax-exempt financings approximate fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. See Note 7, Debt, for further information related to our debt.
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
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2015 and 2014 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended September 30, 2015
East	$752.0	$(105.4)	$646.6	$68.3	$116.4	$53.2	$4,477.6
Central	864.7	(166.2)	698.5	86.8	137.4	73.6	5,780.4
West	1,171.7	(214.9)	956.8	101.9	209.8	87.4	8,997.8
Corporate entities	45.5	(3.4)	42.1	9.8	(20.7)	18.5	1,536.0
Total	$2,833.9	$(489.9)	$2,344.0	$266.8	$442.9	$232.7	$20,791.8
Three Months Ended September 30, 2014
East	$748.1	$(105.2)	$642.9	$69.1	$109.7	$78.5	$4,550.4
Central	852.2	(164.5)	687.7	83.8	135.1	85.4	5,852.3
West	1,092.8	(199.7)	893.1	91.3	207.3	85.7	8,280.6
Corporate entities	47.9	(3.7)	44.2	10.9	(69.7)	(39.4)	1,303.7
Total	$2,741.0	$(473.1)	$2,267.9	$255.1	$382.4	$210.2	$19,987.0

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Nine Months Ended September 30, 2015
East	$2,196.6	$(303.4)	$1,893.2	$202.8	$361.9	$135.9	$4,477.6
Central	2,484.8	(472.1)	2,012.7	250.0	400.2	177.4	5,780.4
West	3,430.7	(633.8)	2,796.9	301.4	623.4	272.1	8,997.8
Corporate entities	131.9	(9.9)	122.0	31.3	(180.6)	146.6	1,536.0
Total	$8,244.0	$(1,419.2)	$6,824.8	$785.5	$1,204.9	$732.0	$20,791.8
Nine Months Ended September 30, 2014
East	$2,177.4	$(305.8)	$1,871.6	$201.4	$323.1	$177.4	$4,550.4
Central	2,431.5	(463.1)	1,968.4	241.5	364.0	225.4	5,852.3
West	3,186.1	(584.9)	2,601.2	262.3	612.3	227.5	8,280.6
Corporate entities	143.7	(10.7)	133.0	32.2	(232.7)	52.8	1,303.7
Total	$7,938.7	$(1,364.5)	$6,574.2	$737.4	$1,066.7	$683.1	$19,987.0
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Collection:
Residential	$564.9	24.1%	$551.9	24.4%	$1,682.4	24.7%	$1,639.4	25.0%
Commercial	704.2	30.0	685.8	30.2	2,098.1	30.7	2,027.1	30.8
Industrial	497.5	21.2	471.5	20.8	1,413.0	20.7	1,329.0	20.2
Other	10.7	0.5	9.3	0.4	29.3	0.4	27.7	0.4
Total collection	1,777.3	75.8	1,718.5	75.8	5,222.8	76.5	5,023.2	76.4
Transfer	289.2		279.1		831.7		793.0
Less: intercompany	(174.9)		(169.6)		(510.2)		(486.9)
Transfer, net	114.3	4.9	109.5	4.8	321.5	4.7	306.1	4.7
Landfill	536.6		529.4		1,524.5		1,484.7
Less: intercompany	(246.4)		(243.4)		(714.3)		(698.9)
Landfill, net	290.2	12.4	286.0	12.6	810.2	11.9	785.8	12.0
E&P waste services	22.0	0.9	10.4	0.5	72.8	1.1	29.3	0.4
Other:
Sale of recycled commodities	99.4	4.2	101.6	4.5	277.7	4.1	307.7	4.7
Other non-core	40.8	1.8	41.9	1.8	119.8	1.7	122.1	1.8
Total other	140.2	6.0	143.5	6.3	397.5	5.8	429.8	6.5
Total revenue	$2,344.0	100.0%	$2,267.9	100.0%	$6,824.8	100.0%	$6,574.2	100.0%
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $61.3 million relating to our outstanding legal proceedings as of September 30, 2015. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $63 million higher than the amount recorded as of September 30, 2015.
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
As of September 30, 2015, our estimated liability recorded for our withdrawal from the Fund was $141.6 million. We anticipate this liability will be due in installments over a period of 20 years. Our estimated withdrawal liability is based on information provided to us by the Fund, our actuarial calculations and a number of other variable factors, including the number of 2013 contribution based units. As we obtain updated information from the Fund, the factors used in deriving our estimated withdrawal liability are subject to change. Future changes in our estimated withdrawal liability or timing of payments could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In April 2014, we submitted to the Fund a request for review and an information request for supporting documentation surrounding the Fund’s calculation and assessment of withdrawal liability.  In September 2014, we submitted a formal demand for arbitration.  The dispute is in arbitration with a hearing not expected until 2016. We cannot predict the outcome of arbitration or any additional future proceedings.  Should the Fund’s assessment of withdrawal liability be upheld, we could owe an additional $67 million in cash payments over the 20-year payment period. The pendency of arbitration does not relieve us of our obligation to make progress payments while we dispute the amounts. We make progress payments associated with the Fund's assessed withdrawal liability totaling approximately $4 million each quarter. To date, we have made progress payments totaling $27.8 million.
For additional discussion and detail regarding multiemployer pension plans, see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of September 30, 2015 and December 31, 2014:

	2015	2014
Financing proceeds	$8.9	$20.9
Holdback escrow	16.8	16.8
Capping, closure and post-closure obligations	27.2	26.7
Insurance	53.4	50.4
Other	0.9	0.8
Total restricted cash and marketable securities	$107.2	$115.6
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
Overview
We are the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and oilfield exploration and production (E&P) waste services in the United States, as measured by revenue. As of September 30, 2015, we operate facilities in 41 states and Puerto Rico. We provide non-hazardous solid waste collection services for commercial, industrial, municipal and residential customers through 340 collection operations. We own or operate 201 transfer stations, 193 active landfills, 67 recycling centers, 4 treatment, recovery and disposal facilities, and 12 salt water disposal wells. We also operate 69 landfill gas and renewable energy projects and have post-closure responsibility for 125 closed landfills.
Revenue for the nine months ended September 30, 2015 increased by 3.8% to $6,824.8 million compared to $6,574.2 million for the same period in 2014. This change in revenue is due to increases in average yield of 2.4%, volume of 1.2%, and acquisitions, net of divestitures of 2.3%, partially offset by decreases in fuel recovery fees of 1.3% and recycled commodities of 0.8%.
The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenue	$2,344.0	100.0%	$2,267.9	100.0%	$6,824.8	100.0%	$6,574.2	100.0%
Expenses:
Cost of operations	1,390.2	59.3	1,401.1	61.8	4,114.9	60.3	4,102.7	62.4
Depreciation, amortization and depletion of property and equipment	229.2	9.8	218.6	9.6	672.4	9.9	628.5	9.6
Amortization of other intangible assets and other assets	17.9	0.8	17.0	0.7	53.9	0.8	50.5	0.8
Accretion	19.7	0.8	19.5	0.9	59.2	0.9	58.4	0.9
Selling, general and administrative	244.1	10.4	229.0	10.1	719.5	10.5	663.8	10.1
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	—	0.3	—	—	—	1.8	—
Restructuring charges	—	—	—	—	—	—	1.8	—
Operating income	$442.9	18.9%	$382.4	16.9%	$1,204.9	17.6%	$1,066.7	16.2%
Our pre-tax income was $350.8 million and $934.0 million for the three and nine months ended September 30, 2015, respectively, compared to $295.4 million and $806.3 million for the same periods in 2014, respectively. Our net income attributable to Republic Services, Inc. was $215.0 million and $577.7 million for the three and nine months ended September 30, 2015, or $0.61 and $1.64 per diluted share, respectively, compared to $185.8 million and $497.3 million, or $0.52 and $1.39 per diluted share for the same periods in 2014, respectively.
During each of the three and nine months ended September 30, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of

Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$350.8	$215.0	$0.61	$295.4	$185.8	$0.52
Bridgeton insurance recovery	(50.0)	(30.3)	(0.08)	—	—	—
Negotiation and withdrawal costs - Central States Pension and Other Funds	—	—	—	0.3	0.2	0.00
Total adjustments	(50.0)	(30.3)	(0.08)	0.3	0.2	0.00
As adjusted	$300.8	$184.7	$0.53	$295.7	$186.0	$0.52

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share(2)	Income	Republic	per Share
As reported	$934.0	$577.7	$1.64	$806.3	$497.3	$1.39
Bridgeton (insurance recovery) / remediation charge	(50.0)	(30.3)	(0.08)	36.1	21.8	0.06
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	—	—	—	1.8	1.1	0.00
Restructuring charges(1)	—	—	—	1.8	1.0	0.00
Loss on extinguishment of debt(1)	—	—	—	1.4	0.9	0.00
Total adjustments	(50.0)	(30.3)	(0.08)	41.1	24.8	0.07
As adjusted	$884.0	$547.4	$1.55	$847.4	$522.1	$1.46

(1) The aggregate impact of these items noted to adjusted diluted earnings per share totals to $0.01 for the nine months ended September 30, 2014.
(2) Line items in this column do not total to $1.55 per share due to rounding.
We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs and have recorded similar recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation charges and insurance recoveries, we are adjusting such amounts due to their significant effect on our operating results; however, in the ordinary course of our business, we often incur remediation charges and recoveries that we do not adjust from our operating results. Our definitions of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Bridgeton (insurance recovery) / remediation charge. In September 2015, we entered into an agreement with respect to an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations for the three and nine months ended September 30, 2015. During the first quarter of 2014, we recorded a charge to earnings of $36.1 million, primarily related to the design and construction of a leachate management facility at our Bridgeton Landfill.
Negotiation and withdrawal costs - Central States Pension and Other Funds. During the three and nine months ended September 30, 2014, we recorded charges to earnings of $0.3 million and $1.8 million, respectively, primarily related to costs associated with our 2013 withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (the Fund).
Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the nine months ended September 30, 2014, we incurred costs of $1.8 million due to a change in the estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms.
Loss on extinguishment of debt. During the nine months ended September 30, 2014, we completed the refinancing of our Credit Facilities and certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $1.4 million.
Recent Developments
Updated 2015 Financial Guidance and Fiscal Year 2016 Preliminary Outlook
We are not changing our 2015 adjusted diluted earnings per share guidance. Our 2015 presentation has been updated to exclude the favorable impact of an insurance recovery related to our closed Bridgeton Landfill in Missouri. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2015, which is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2015
Diluted earnings per share	$2.10 - $2.13
Bridgeton insurance recovery	(0.08)
Adjusted diluted earnings per share	$2.02 - $2.05
We believe that presenting adjusted diluted earnings per share, which excludes Bridgeton remediation recoveries, provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable benefits in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
We are also providing our preliminary outlook for 2016. This does not represent full detailed guidance, but rather a point-in-time estimate based on current projections of 2015 performance, early reviews of the 2016 budget process and current economic conditions. Consistent with prior practice, we will provide formal guidance in February 2016 once the budget process is complete and full year 2015 results are reported. Diluted earnings per share is expected to be in a range of $2.13 to $2.17, which incorporates a $0.03 tax impact from an expected increase in our effective tax rate to 39.5%.
Share Repurchase Authorization
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization. Before this, $67.0 million remained under the prior authorization. The total authorization is now $967.0 million through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share repurchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time.
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
The following table reflects our revenue by service line for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Collection:
Residential	$564.9	24.1%	$551.9	24.4%	$1,682.4	24.7%	$1,639.4	25.0%
Commercial	704.2	30.0	685.8	30.2	2,098.1	30.7	2,027.1	30.8
Industrial	497.5	21.2	471.5	20.8	1,413.0	20.7	1,329.0	20.2
Other	10.7	0.5	9.3	0.4	29.3	0.4	27.7	0.4
Total collection	1,777.3	75.8	1,718.5	75.8	5,222.8	76.5	5,023.2	76.4
Transfer	289.2		279.1		831.7		793.0
Less: intercompany	(174.9)		(169.6)		(510.2)		(486.9)
Transfer, net	114.3	4.9	109.5	4.8	321.5	4.7	306.1	4.7
Landfill	536.6		529.4		1,524.5		1,484.7
Less: intercompany	(246.4)		(243.4)		(714.3)		(698.9)
Landfill, net	290.2	12.4	286.0	12.6	810.2	11.9	785.8	12.0
E&P waste services	22.0	0.9	10.4	0.5	72.8	1.1	29.3	0.4
Other:
Sale of recycled commodities	99.4	4.2	101.6	4.5	277.7	4.1	307.7	4.7
Other non-core	40.8	1.8	41.9	1.8	119.8	1.7	122.1	1.8
Total other	140.2	6.0	143.5	6.3	397.5	5.8	429.8	6.5
Total revenue	$2,344.0	100.0%	$2,267.9	100.0%	$6,824.8	100.0%	$6,574.2	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average yield	2.5%	1.4%	2.4%	1.3%
Fuel recovery fees	(1.5)	0.2	(1.3)	0.2
Total price	1.0	1.6	1.1	1.5
Volume	0.6	2.1	1.2	2.1
Recycled commodities	(0.6)	0.2	(0.8)	0.4
Total internal growth	1.0	3.9	1.5	4.0
Acquisitions / divestitures, net	2.4	0.7	2.3	0.6
Total	3.4%	4.6%	3.8%	4.6%

Core price	3.6%	3.0%	3.6%	3.1%

Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.8% and 2.6% for the three and nine months ended September 30, 2015, respectively, and 1.5% and 1.4% for the same periods in 2014, respectively. Core price as a percentage of related-business revenue was 4.0% for each of the three and nine months ended September 30, 2015, and 3.2% and 3.4% for the same periods in 2014, respectively.

During the three and nine months ended September 30, 2015, we experienced the following changes in our revenue as compared to the same periods in 2014:

•	Average yield increased revenue by 2.5% and 2.4% during the three and nine months ended September 30, 2015, respectively, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 1.5% and 1.3% during the three and nine months ended September 30, 2015, respectively. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for the three and nine months ended September 30, 2015 resulted primarily from the decrease in fuel prices. During the three and nine months ended September 30, 2015, we were able to recover approximately 71% and 75%, respectively, of our direct fuel expenses with fuel recovery fees, compared to approximately 78% and 75% for the same periods in 2014, respectively.

•
Volume increased revenue by 0.6% during the three months ended September 30, 2015, due to volume growth in our industrial and residential collection lines of business, partially offset by a decline in volume in our transfer station and landfill lines of business due to lower E&P and special waste volumes. During the nine months ended September 30, 2015, volume increased revenue by 1.2% due to volume growth in all lines of business. The volume increase in our landfill line of business is primarily attributable to increased municipal solid waste and construction and demolition volumes, partially offset by a decline in E&P waste volume.

•
Recycled commodities decreased revenue by 0.6% and 0.8% during the three and nine months ended September 30, 2015, respectively, primarily due to lower commodity prices, partially offset by an increase in production volumes. The average price for old corrugated cardboard for the three and nine months ended September 30, 2015 was $111 and $102 per ton, respectively, compared to $112 and $119 per ton for the same periods in 2014, respectively. The average price of old newspaper for the three and nine months ended September 30, 2015 was $84 and $81 per ton, respectively, compared to $89 per ton for each of the same periods in 2014. Our processed recycled commodity volume for the three and nine months ended September 30, 2015 of 0.7 million tons sold and 1.9 million tons sold, respectively, was approximately 20% and 10% higher than the volume in the same periods in 2014, respectively, primarily due to acquisitions of recycling facilities.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $28 million and $16 million, respectively.

•
Acquisitions increased revenue by 2.4% and 2.3% during the three and nine months ended September 30, 2015, respectively, primarily due to the acquisitions of Rainbow Disposal Co., Inc. in October 2014, Tervita, LLC (Tervita) in February 2015, and our waste management contract with the County of Sonoma, California that was executed in April 2015.

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

The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Labor and related benefits	$475.5	20.3%	$437.7	19.3%	$1,379.0	20.2%	$1,280.9	19.5%
Transfer and disposal costs	188.4	8.0	179.1	7.9	537.6	7.9	505.4	7.7
Maintenance and repairs	223.7	9.5	202.7	8.9	636.5	9.3	584.0	8.9
Transportation and subcontract costs	132.6	5.7	129.1	5.7	382.0	5.6	374.0	5.7
Fuel	94.9	4.0	130.4	5.8	288.9	4.2	394.1	6.0
Franchise fees and taxes	115.1	4.9	111.4	4.9	332.2	4.9	318.5	4.8
Landfill operating costs	35.3	1.5	36.2	1.6	110.2	1.6	109.9	1.7
Risk management	43.6	1.9	55.1	2.4	118.9	1.8	135.9	2.1
Cost of goods sold	43.7	1.9	42.9	1.9	125.2	1.8	130.7	2.0
Other	87.4	3.7	76.5	3.4	254.4	3.7	233.2	3.5
Subtotal	1,440.2	61.4	1,401.1	61.8	4,164.9	61.0	4,066.6	61.9
Bridgeton (insurance recovery) / remediation charge	(50.0)	(2.1)	—	—	(50.0)	(0.7)	36.1	0.5
Total cost of operations	$1,390.2	59.3%	$1,401.1	61.8%	$4,114.9	60.3%	$4,102.7	62.4%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations decreased for the three months ended September 30, 2015 and increased for the nine months ended September 30, 2015, compared to the same periods in 2014. Excluding the impact of an insurance recovery of $50.0 million related to our Bridgeton Landfill, our cost of operations increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes, acquisitions and health care costs associated with acquired union benefit plans.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During the nine months ended September 30, 2015 and 2014, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased due to higher collection volumes, cost of parts, internal labor, third party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

•
Transportation and subcontract costs increased primarily due to new National Accounts contracts and subcontracted work resulting from our acquisition of Tervita and our waste management contract with the County of Sonoma.

•
Our fuel costs decreased due to lower prices of diesel fuel and our continued conversion to lower cost compressed natural gas (CNG). The national average fuel cost per gallon for the three months ended September 30, 2015 was $2.63 compared to $3.84 for the same period in 2014, a decrease of $1.21 or approximately 32%. The national average fuel cost per gallon for the nine months ended September 30, 2015 was $2.80 compared to $3.91 for the same period in 2014, a decrease of $1.11 or approximately 28%.

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

•	Franchise fees and taxes increased primarily due to the relative mix of volumes in our landfill line of business.

•
Risk management expenses decreased primarily due to favorable actuarial development in our workers' compensation program, partially offset by unfavorable developments in our vehicle liability insurance program.

•
During the nine months ended September 30, 2015, cost of goods sold decreased primarily due to lower rebates paid for volumes delivered to our recycling facilities as a result of the decline in commodity prices. During the three months ended September 30, 2015, cost of goods sold was relatively flat.

•	Other expenses increased primarily due to higher facility operating costs, including outside facility maintenance repairs, impairments on certain of our operating assets, and property taxes.

•
In September 2015, we entered into an agreement with respect to an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses. During the first quarter of 2014, we recorded a charge to earnings of $36.1 million, primarily related to the design and construction of a leachate management facility at our Bridgeton Landfill.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Depreciation and amortization of property and equipment	$153.4	6.6%	$145.3	6.4%	$457.1	6.7%	$426.9	6.5%
Landfill depletion and amortization	75.8	3.2	73.3	3.2	215.3	3.2	201.6	3.1
Depreciation, amortization and depletion expense	$229.2	9.8%	$218.6	9.6%	$672.4	9.9%	$628.5	9.6%

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
During the three months ended September 30, 2015, landfill depletion and amortization expense increased primarily due to an overall increase in our average depletion rate and unfavorable amortization adjustments of $1.2 million, compared to favorable adjustments of $0.4 million during the same period in 2014. During the nine months ended September 30, 2014, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. Also, during the nine months ended September 30, 2014, we recorded favorable amortization adjustments of $6.2 million due to an increase in deemed probable expansion airspace at certain of our active solid waste landfills, compared to unfavorable amortization adjustments of $0.4 million during the same period in 2015.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $17.9 million and $53.9 million, or 0.8% of revenue, for the three and nine months ended September 30, 2015, respectively, compared to $17.0 million and $50.5 million, or 0.7% and 0.8% of revenue, for the same periods in 2014, respectively. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements and trade names. The increase in amortization is the result of assets acquired in the acquisitions of various waste businesses throughout the year, partially offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $19.7 million and $59.2 million, or 0.8% and 0.9% of revenue, for the three and nine months ended September 30, 2015, respectively, compared to $19.5 million and $58.4 million, or 0.9% of revenue, for the same periods in 2014, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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

The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Salaries	$158.6	6.8%	$144.3	6.4%	$466.9	6.8%	$425.8	6.5%
Provision for doubtful accounts	6.2	0.2	7.9	0.3	17.3	0.3	16.3	0.2
Other	79.3	3.4	76.8	3.4	235.3	3.4	221.7	3.4
Total selling, general and administrative expenses	$244.1	10.4%	$229.0	10.1%	$719.5	10.5%	$663.8	10.1%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2015 and 2014 are summarized below:

•
Salaries increased primarily due to higher wages, benefits, and other payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation. The increased management incentive compensation is primarily due to a favorable adjustment in 2014, which did not recur in 2015.

•
During the nine months ended September 30, 2015, other selling, general and administrative expenses increased primarily due to costs associated with strategic growth initiatives, as well as acquisition-related transaction and integration costs primarily associated with our acquisition of Tervita in February 2015. This increase was partially offset by favorable litigation results during 2015. During the three months ended September 30, 2015, other selling, general and administrative expenses were relatively flat.

Negotiation and Withdrawal Costs - Central States Pension and Other Funds
During the three and nine months ended September 30, 2014, we recorded charges to earnings of $0.3 million and $1.8 million, respectively, primarily related to costs associated with our 2013 withdrawal from the Fund. For additional discussion and detail regarding our obligations to the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Restructuring Charges
During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During the nine months ended September 30, 2014, we incurred costs of $1.8 million due to a change in the estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense on debt and capital lease obligations	$82.0	$77.9	$241.7	$231.3
Accretion of debt discounts	1.9	1.7	5.5	5.0
Accretion of remediation liabilities and other	10.2	9.5	29.7	28.6
Less: capitalized interest	(2.3)	(2.1)	(4.9)	(4.1)
Total interest expense	$91.8	$87.0	$272.0	$260.8

Total interest expense increased due to the issuance of $500.0 million of 3.20% notes in March 2015, as well as borrowings under our Credit Facilities, during the three and nine months ended September 30, 2015. Cash paid for interest was $244.8 million and $237.8 million for the nine months ended September 30, 2015 and 2014, respectively.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014, we completed the refinancing of our Credit Facilities and certain of our tax-exempt financings, which resulted in non-cash charges for deferred issuance costs of $1.4 million.
Other (Expense) Income, Net
Other (expense) income, net was $(0.4) million and $0.5 million for the three and nine months ended September 30, 2015, compared to $(0.1) million and $1.2 million for the same periods in 2014, respectively. During the three and nine months ended September 30, 2015, other (expense) income, net was impacted by the recognition of ineffectiveness of certain of our fuel hedges and interest rate swaps, as well as gains and losses associated with the investments in our deferred compensation plan.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2015 was 38.7% and 38.1%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2014 was 37.1% and 38.3%, respectively.
The effective tax rate for the nine months ended September 30, 2015 was favorably affected by the second quarter resolution of a Puerto Rican tax matter in addition to tax refunds received during the year as a result of filing various state amended tax returns.
Income taxes paid, net of refunds received, were $256.8 million and $280.3 million for the nine months ended September 30, 2015 and 2014, respectively.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Reportable Segments
We manage and evaluate our operations through three regions: East, Central and West. These three regions are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and E&P waste services. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Three Months Ended September 30, 2015
East	$646.6	$68.3	$—	$68.3	$116.4	18.0%
Central	698.5	85.6	1.2	86.8	137.4	19.7
West	956.8	101.9	—	101.9	209.8	21.9
Corporate entities	42.1	9.8	—	9.8	(20.7)	—
Total	$2,344.0	$265.6	$1.2	$266.8	$442.9	18.9%
Three Months Ended September 30, 2014
East	$642.9	$69.3	$(0.2)	$69.1	$109.7	17.1%
Central	687.7	83.8	—	83.8	135.1	19.6
West	893.1	91.5	(0.2)	91.3	207.3	23.2
Corporate entities	44.2	10.9	—	10.9	(69.7)	—
Total	$2,267.9	$255.5	$(0.4)	$255.1	$382.4	16.9%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Nine Months Ended September 30, 2015
East	$1,893.2	$203.2	$(0.4)	$202.8	$361.9	19.1%
Central	2,012.7	249.0	1.0	250.0	400.2	19.9
West	2,796.9	301.6	(0.2)	301.4	623.4	22.3
Corporate entities	122.0	31.3	—	31.3	(180.6)	—
Total	$6,824.8	$785.1	$0.4	$785.5	$1,204.9	17.6%
Nine Months Ended September 30, 2014
East	$1,871.6	$201.6	$(0.2)	$201.4	$323.1	17.3%
Central	1,968.4	242.1	(0.6)	241.5	364.0	18.5
West	2,601.2	267.7	(5.4)	262.3	612.3	23.5
Corporate entities	133.0	32.2	—	32.2	(232.7)	—
Total	$6,574.2	$743.6	$(6.2)	$737.4	$1,066.7	16.2%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2015 with the same periods in 2014 are discussed below.

East Region
Revenue for the three and nine months ended September 30, 2015 increased 0.6% and 1.2%, respectively, due primarily to increases in average yield in all collection lines of business, and volume increases in our industrial and residential collection and transfer station lines of business. These increases were partially offset by declines in volume in our commercial collection and landfill lines of business, the result of lower E&P and special waste volumes. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our East Region increased from $109.7 million for the three months ended September 30, 2014, or a 17.1% operating margin, to $116.4 million for the three months ended September 30, 2015, or an 18.0% operating margin. Operating income in our East Region increased from $323.1 million for the nine months ended September 30, 2014, or a 17.3% operating margin, to $361.9 million for the nine months ended September 30, 2015, or a 19.1% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three and nine months ended September 30, 2015, primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher labor and related benefits and repair and maintenance costs.

•
Landfill depletion and amortization favorably impacted operating income margin for the three months ended September 30, 2015 due to the relative mix of landfill volumes and an overall decrease in our average depletion rate. For the nine months ended September 30, 2015, the margin impact was flat.

•
Selling, general and administrative costs unfavorably impacted operating income margin for the three months ended September 30, 2015, primarily due to higher wages and payroll related items resulting from merit increases and increased headcount. For the nine months ended September 30, 2015, selling, general and administrative costs favorably impacted operating income margin due primarily to favorable legal settlements from matters occurring in the ordinary course of business.

Central Region
Revenue for the three months ended September 30, 2015 increased 1.6%, primarily due to average yield increases in all lines of business and volume increases in our industrial collection line of business. These increases were partially offset by the decline in volume in our residential collection and transfer station lines of business. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Revenue for the nine months ended September 30, 2015 increased 2.3%, primarily due to average yield increases in all lines of business and volume increases in our collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased municipal solid waste volumes, partially offset by a decline in our special waste volumes. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our Central Region increased from $135.1 million for the three months ended September 30, 2014, or a 19.6% operating margin, to $137.4 million for the three months ended September 30, 2015, or a 19.7% operating margin. Operating income in our Central Region increased from $364.0 million for the nine months ended September 30, 2014, or an 18.5% operating margin, to $400.2 million for the nine months ended September 30, 2015, or a 19.9% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three and nine months ended September 30, 2015, primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher labor and related benefits, repair and maintenance costs, and landfill operating costs.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three and nine months ended September 30, 2015 due to higher acquisition costs of replacement vehicles. Additionally, landfill depletion and amortization unfavorably impacted operating margin due to unfavorable adjustments for asset retirement obligations.

•
Selling, general and administrative expenses unfavorably impacted operating income margin for the three and nine months ended September 30, 2015, primarily due to higher wages and payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation.

West Region
Revenue for the three and nine months ended September 30, 2015 increased 7.1% and 7.5%, respectively, primarily due to acquisitions, including a waste management contract with the County of Sonoma, California that was executed in April 2015. On an aggregate basis, acquisitions increased revenue by $40.5 million and $107.0 million, for the three and nine months ended

September 30, 2015, respectively. Excluding the impact of acquisitions, revenue increased due to increases in average yield in all lines of business, and volume increases in all collection lines of business. Additionally, during the nine months ended September 30, 2015, revenue increased due to volume increases in our landfill and transfer station lines of business, except for our base E&P waste volumes. Partially offsetting these revenue increases was lower recycled commodity revenue due to the decline in commodity prices during the three and nine months ended September 30, 2015.
Operating income in our West Region increased from $207.3 million for the three months ended September 30, 2014 to $209.8 million for the three months ended September 30, 2015. Operating margin decreased from 23.2% for the three months ended September 30, 2014 to 21.9% for the three months ended September 30, 2015. Operating income in our West Region increased from $612.3 million for the nine months ended September 30, 2014 to $623.4 million for the nine months ended September 30, 2015. Operating margin decreased from 23.5% for the nine months ended September 30, 2014 to 22.3% for the nine months ended September 30, 2015. Overall, our operating margins were unfavorably impacted primarily due to the impact of commodity prices on our recycling business and higher integration, transition and operating costs in our acquired E&P waste services business. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin during the three and nine months ended September 30, 2015, primarily due to higher transfer and disposal costs, labor and related benefits, and repair and maintenance costs. Additionally, we recognized impairments on certain of our operating assets. Partially offsetting these unfavorable items were lower fuel costs resulting from lower prices of diesel fuel.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three and nine months ended September 30, 2015, primarily due to higher asset acquisition costs. During the nine months ended September 30, 2015, landfill depletion and amortization was also unfavorably impacted by the amortization adjustment of $5.4 million that occurred during the nine months ended September 30, 2014 due to an increase in deemed airspace at one of our active solid waste landfills, compared to an amortization adjustment of $0.2 million in 2015. Additionally, landfill depletion and amortization was unfavorably impacted in the aggregate by increased landfill disposal volumes and an overall increase in our average depletion rate during the nine months ended September 30, 2015.

•
Selling, general and administrative expenses unfavorably impacted operating income margin for the three and nine months ended September 30, 2015, primarily due to higher labor and related benefits, and acquisition-related transaction and integration costs associated with our recent acquisitions. Partially offsetting this impact was a lower provision for doubtful accounts during the three months ended September 30, 2015.

Corporate Entities
Operating loss in our Corporate Entities decreased from $69.7 million for the three months ended September 30, 2014 to $20.7 million for the three months ended September 30, 2015, primarily due to an insurance recovery of $50.0 million related to our Bridgeton Landfill. The favorable impact was partially offset by higher labor and related benefits, including management incentive compensation.
Operating loss in our Corporate Entities decreased from $232.7 million for the nine months ended September 30, 2014 to $180.6 million for the nine months ended September 30, 2015, primarily due to an insurance recovery of $50.0 million related to our Bridgeton Landfill, compared to an unfavorable remediation adjustment in 2014 of $36.1 million. Partially offsetting this improvement were additional costs associated with strategic growth initiatives, as well as acquisition-related transaction costs primarily associated with our acquisition of Tervita in February 2015. Additionally, during the nine months ended September 30, 2015, we recognized an unfavorable impact from higher labor and related benefits, as well as a potential assessment associated with property taxes at certain of our landfills.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the nine months ended September 30, 2015:

	Balance as of December 31, 2014	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Balance as of September 30, 2015
Cubic yards (in millions):
Permitted airspace	4,584.1	—	7.9	28.3	(57.8)	4,562.5
Probable expansion airspace	261.7	31.5	—	(13.0)	—	280.2
Total cubic yards (in millions)	4,845.8	31.5	7.9	15.3	(57.8)	4,842.7
Number of sites:
Permitted airspace	189		4	—		193
Probable expansion airspace	10	3	—	(1)		12
As of September 30, 2015, we owned or operated 193 active landfills with total available disposal capacity estimated to be 4,842.7 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of September 30, 2015, total available disposal capacity is estimated to be 4,562.5 million in-place cubic yards of permitted airspace plus 280.2 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 64 years.
As of September 30, 2015, 12 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 46 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of September 30, 2015, accrued final capping, closure and post-closure costs were $1,188.5 million, of which $103.1 million were current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the nine months ended September 30, 2015, we paid $22.5 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability.  As of September 30, 2015, the remediation liability recorded for this site is $217.8 million, of which $7.5 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $160 million higher than the amount recorded as of September 30, 2015. It is reasonably possible that our recorded estimates may change in the near term depending on the extent and nature of our remediation efforts at the Bridgeton facility.
In September 2015, we entered into an agreement with respect to an insurance recovery of $50.0 million related to our closed Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations for the three and nine months ended September 30, 2015. In October 2015, we collected the proceeds from the insurance recovery.
Congress Landfill. In August 2010, Congress Development Co. agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we have agreed to continue to implement remedial activities at the Congress Landfill. The remediation liability recorded as of September 30, 2015 is $86.5 million, of which $2.4 million is expected to be paid during the remainder of 2015. We believe the remaining reasonably possible high end of our range would be approximately $70 million higher than the amount recorded as of September 30, 2015.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the nine months ended September 30, 2015 (in millions of dollars):

	Balance as of December 31, 2014	Capital Additions (Amortization)	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of September 30, 2015
Non-depletable landfill land	$162.2	$1.9	$—	$—	$0.2	$—	$164.3
Landfill development costs	5,645.3	4.4	163.2	29.9	71.8	(5.9)	5,908.7
Construction-in-progress - landfill	140.8	213.8	—	—	(72.6)	—	282.0
Accumulated depletion and amortization	(2,437.4)	(215.5)	—	—	0.5	(0.4)	(2,652.8)
Net investment in landfill land and development costs	$3,510.9	$4.6	$163.2	$29.9	$(0.1)	$(6.3)	$3,702.2
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the nine months ended September 30, 2015 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance
Balance as of December 31, 2014	$38.9	$1,144.3	$697.5	$416.6
Non-cash additions for asset retirement obligations	—	29.9	—	—
Acquisitions and other adjustments	15.6	11.4	2.8	—
Asset retirement obligation adjustments	—	(5.9)	—	—
Accretion expense	—	59.2	18.7	1.5
Additions charged (credited) to expense	17.3	—	(1.3)	263.0
Payments or usage	(21.6)	(50.4)	(50.1)	(266.5)
Balance as of September 30, 2015	50.2	1,188.5	667.6	414.6
Less: current portion	(50.2)	(103.1)	(76.1)	(133.1)
Long-term portion	$—	$1,085.4	$591.5	$281.5
As of September 30, 2015, accounts receivable were $988.8 million, net of allowance for doubtful accounts and other of $50.2 million, resulting in days sales outstanding, net of acquisitions, of 38, or 25 days net of deferred revenue. As of December 31, 2014, accounts receivable were $930.4 million, net of allowance for doubtful accounts and other of $38.9 million, resulting in days sales outstanding, net of acquisitions, of 38, or 25 days net of deferred revenue. In addition, as of September 30, 2015, our accounts receivable in excess of 90 days outstanding, net of acquisitions, totaled $61.0 million, or 5.9% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2015 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2015
Land	$401.3	$0.3	$(0.6)	$22.4	$—	$—	$0.7	$424.1
Non-depletable landfill land	162.2	1.9	—	—	—	—	0.2	164.3
Landfill development costs	5,645.3	4.4	—	163.2	29.9	(5.9)	71.8	5,908.7
Vehicles and equipment	5,834.1	445.0	(217.0)	68.9	—	—	34.2	6,165.2
Buildings and improvements	1,002.3	36.9	(2.9)	50.1	—	—	2.0	1,088.4
Construction-in- progress - landfill	140.8	213.8	—	—	—	—	(72.6)	282.0
Construction-in- progress - other	10.1	46.4	—	—	—	—	(37.9)	18.6
Total	$13,196.1	$748.7	$(220.5)	$304.6	$29.9	$(5.9)	$(1.6)	$14,051.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2014	Additions Charged to Expense	Retirements	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2015
Landfill development costs	$(2,437.4)	$(215.5)	$—	$(0.4)	$0.5	$(2,652.8)
Vehicles and equipment	(3,273.3)	(422.6)	204.0	—	0.3	(3,491.6)
Buildings and improvements	(320.1)	(36.2)	2.5	—	0.1	(353.7)
Total	$(6,030.8)	$(674.3)	$206.5	$(0.4)	$0.9	$(6,498.1)
Liquidity and Capital Resources
The major components of changes in cash flows for the nine months ended September 30, 2015 and 2014 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014 (in millions of dollars):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$1,324.5	$1,101.6
Net cash used in investing activities	(1,243.2)	(711.0)
Net cash used in financing activities	(54.0)	(490.9)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2015 and 2014 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $84.4 million during the nine months ended September 30, 2015, compared to a decrease of $224.0 million during the same period in 2014, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $39.8 million during the nine months ended September 30, 2015 due to the timing of billings net of collections, compared to a $77.8 million increase in the same period in 2014. As of September 30, 2015, our days sales outstanding, net of acquisitions, were 38, or 25 days net of deferred revenue, compared to 38, or 26 days net of deferred revenue, as of September 30, 2014.

•
Our prepaid expenses and other assets increased $64.2 million during the nine months ended September 30, 2015 due primarily to the recognition of a receivable for an insurance recovery of $50.0 million related to our closed Bridgeton Landfill, which was collected in October 2015.

•	Our accounts payable increased $11.7 million during the nine months ended September 30, 2015 due to the timing of payments, compared to a $2.3 million decrease in the same period in 2014.

•	Cash paid for income taxes was $256.8 million and $280.3 million for the nine months ended September 30, 2015 and 2014, respectively.

•	Cash paid for interest was $244.8 million and $237.8 million for the nine months ended September 30, 2015 and 2014, respectively.

•
Cash paid for remediation obligations was $24.9 million lower during the nine months ended September 30, 2015 than during the same period in 2014, primarily due to remediation activity at our Bridgeton Landfill.

•
Our other liabilities increased $108.4 million during the nine months ended September 30, 2015, primarily due to an increase in current taxes payable, compared to a $3.4 million decrease in the same period in 2014.

We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 are summarized below:

•
Capital expenditures during the nine months ended September 30, 2015 were $732.0 million, compared with $683.1 million in the same period in 2014. Property and equipment received during the nine months ended September 30, 2015 and 2014 was $746.7 million and $691.6 million, respectively.

•	During the nine months ended September 30, 2015 and 2014, we paid $535.9 million and $73.5 million, respectively, for business acquisitions.

•
Our restricted cash and marketable securities balances decreased $8.4 million and $36.2 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease of $8.4 million is primarily due to a release of funds restricted for certain construction related activity, whereas the decrease of $36.2 million in 2014 was primarily due to a release of restricted investments related to our risk insurance programs. Changes in restricted cash and marketable securities are also related to the issuance of tax-exempt bonds, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash to pay for future business acquisitions.

Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2015 and 2014 are summarized below:

•
During the nine months ended September 30, 2015, we issued $500.0 million of notes for net cash proceeds of $497.9 million. Net payments of notes payable and long-term debt were $13.5 million during the nine months ended September 30, 2015, compared to $11.2 million in the same period in 2014.

•
In October 2013, our board of directors added $650.0 million to the share repurchase authorization originally approved in November 2010. During the nine months ended September 30, 2015, we repurchased $293.3 million or 7.3 million shares of our common stock at a weighted average cost per share of $40.66.

•
In July 2015, our board of directors approved a quarterly dividend of $0.30 per share. Dividends paid were $295.0 million and $279.1 million during the nine months ended September 30, 2015 and 2014, respectively.

Financial Condition
Cash and Cash Equivalents
As of September 30, 2015, we had $102.5 million of cash and cash equivalents and $107.2 million of restricted cash deposits and restricted marketable securities, including $8.9 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $16.8 million of restricted cash pursuant to a holdback arrangement, $27.2 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $53.4 million of restricted cash and marketable securities related to our insurance obligations.
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
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we are unable to pay dividends and repurchase common stock. Compliance with covenants is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of September 30, 2015, our EBITDA to interest ratio was 6.68 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.12 compared to the 3.75 maximum allowed by the covenants. In connection with entering into the Replacement Credit Facility and Amendment No. 3 to the Existing Credit Facility, our maximum total debt to EBITDA ratio was increased to 3.75 for each fiscal quarter ending before and including December 31, 2015, and 3.50 for each fiscal quarter ending thereafter.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,726.4 million and $1,615.4 million as of September 30, 2015 and December 31, 2014, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of September 30, 2015 and December 31, 2014, we had no borrowings under our Credit

Facilities.  We had $504.6 million and $615.1 million of letters of credit outstanding under our Credit Facilities as of September 30, 2015 and December 31, 2014, respectively.
Senior Notes and Debentures
During the nine months ended September 30, 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during the nine months ended September 30, 2015.
Tax-Exempt Financings
As of September 30, 2015, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. As of September 30, 2015 and December 31, 2014, we had $1,079.1 million and $1,083.8 million of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044.
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
Credit Ratings
We have received investment grade credit ratings. As of September 30, 2015, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
The following table calculates our free cash flow for the three and nine months ended September 30 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash provided by operating activities	$423.3	$379.3	$1,324.5	$1,101.6
Purchases of property and equipment	(232.8)	(210.2)	(732.0)	(683.1)
Proceeds from sales of property and equipment	9.0	7.2	17.1	13.9
Free cash flow	$199.5	$176.3	$609.6	$432.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$232.8	$210.2	$732.0	$683.1
Adjustments for property and equipment received during the prior period but paid for in the following period, net	9.3	(6.8)	14.7	8.5
Property and equipment received during the period	$242.1	$203.4	$746.7	$691.6

The adjustments noted above do not affect our net change in cash and cash equivalents as reflected in our unaudited consolidated statements of cash flows.
We believe that presenting free cash flow provides useful information regarding our recurring cash provided by operating activities after expenditures for property and equipment received, plus proceeds from sales of property and equipment. It also demonstrates our ability to execute our financial strategy, which includes reinvesting in existing capital assets to ensure a high level of customer service, investing in capital assets to facilitate growth in our customer base and services provided, maintaining our investment grade credit ratings and minimizing debt, paying cash dividends and repurchasing common stock, and maintaining and improving our market position through business optimization. In addition, free cash flow is a key metric used to determine executive compensation. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements and dividend payments. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. In July 2015, the FASB voted to amend the guidance by approving a one-year deferral of the effective date and providing the option to early adopt the standard on the original effective date of 2017. Republic will adopt the standard beginning January 1, 2018. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently assessing the method of adoption and the potential impact this guidance may have on our consolidated financial statements. For additional discussion, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

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
Our fuel costs were $288.9 million during the nine months ended September 30, 2015, or 4.2% of revenue, compared to $394.1 million during the comparable period in 2014, or 6.0% of revenue.
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

Revenue from sales of these products during the nine months ended September 30, 2015 and 2014 was $277.7 million and $307.7 million, respectively.
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
As of September 30, 2015, we had approximately $967.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $12.7 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We acquired Tervita in February 2015 (refer to Note 2, Business Acquisitions, to our unaudited consolidated financial statements in Item 1 of Part 1 of this Form 10-Q). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, we excluded Tervita from our evaluation of internal control over financial reporting as of September 30, 2015. We will continue the process of implementing internal controls over financial reporting for Tervita. As of September 30, 2015, assets excluded from management's assessment totaled $506.9 million and contributed less than 1% of revenue to our unaudited consolidated financial statements for the nine months ended September 30, 2015.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $61.3 million relating to our outstanding legal proceedings as of September 30, 2015. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $63 million higher than the amount recorded as of September 30, 2015.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, punitive damages, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $30 million, and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction under which, the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR. On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement through October 27, 2015, Sunshine Canyon has received an additional 81 NOVs from SCAQMD for odors and excess surface emissions. We have not received a demand from the SCAQMD for the payment of any further amounts, nor have we received from SCAQMD any proposed abatement order or other demand in connection with these NOVs.

Rainbow AQMD Matter
Rainbow Transfer/Recycling, Inc. (“Rainbow”) has entered into a Stipulated Order of Abatement and a separate Settlement Agreement with the SCAQMD, pending approval and possible changes by the SCAQMD Hearing Board.  If approved, the settlement agreement would fully resolve Rainbow's potential liability for civil penalties under several NOVs issued by the SCAQMD against Rainbow for alleged violations of SCAQMD rules relating to facility enclosure requirements, odors, vehicle track-out and equipment emissions.  We estimate that Rainbow will pay approximately $155,000 to resolve these NOVs.

ITEM 1A.	RISK FACTORS.
There were no material changes during the nine months ended September 30, 2015 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2015:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 2015	825,000	$40.15	825,000	$127,653,154
August 2015	547,993	42.32	547,993	104,461,194
September 2015	919,923	40.70	919,923	67,020,210
	2,292,916		2,292,916

(a)
In October 2015, our board of directors added $900.0 million to the share repurchase authorization originally approved in November 2010. Before this, $67.0 million remained under the prior authorization. The total authorization is now $967.0 million and extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of September 30, 2015, 0.1 million repurchased shares were pending settlement and $5.3 million were unpaid and included within other accrued liabilities.

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

REPUBLIC SERVICES, INC.

Date:	October 29, 2015	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2015	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)