Form 10-K
period 2015-12-31
REPUBLIC SERVICES, INC.
filed 2016-02-12
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-14267
REPUBLIC SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0716904
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
18500 North Allied Way Phoenix, Arizona	85054 (Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (480) 627-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	The New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2015, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $13.7 billion.
As of February 4, 2016, the registrant had outstanding 344,869,692 shares of Common Stock (excluding treasury shares of 1,303,802).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic,” “the Company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and energy services in the United States, as measured by revenue. As of December 31, 2015, we operated in 41 states and Puerto Rico through 340 collection operations, 201 transfer stations, 193 active landfills, 67 recycling centers, 8 treatment, recovery and disposal facilities, and 12 salt water disposal wells. We also operated 69 landfill gas and renewable energy projects and had post-closure responsibility for 126 closed landfills. We were incorporated in Delaware in 1996.
Based on an industry trade publication, the United States non-hazardous solid waste services industry generates annual revenue of approximately $60 billion, of which approximately 45% is generated by publicly owned waste companies. Industry data also indicates that the non-hazardous solid waste services industry in the United States remains fragmented as privately held companies and municipal and other local governmental authorities generate approximately 35% and 20%, respectively, of total industry revenue. We believe growth in the solid waste industry historically has been linked primarily to population growth and growth in the overall economy, including the level of new household and business formation and changes in residential and commercial construction activity.
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
The Five Pillars of Our Strategy - Profitable Growth through Differentiation
We believe that our products and services are valuable, and that by developing a superior team and delivering superior products, we can differentiate ourselves from our competitors. Differentiation allows us to attract and retain the best talent, win more customers, increase loyalty, and ultimately drive higher revenue and profits. Our strategy of Profitable Growth through Differentiation is built on five key pillars including (1) market position, (2) operating model, (3) people and talent agenda, (4) customer zeal, and (5) digital platform.
Market Position
The goal of our market position pillar is to develop the best vertically integrated market position to enable us to build density and improve returns. We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. In situations where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets.
We have a robust market planning process to identify opportunities to grow internally through capital investments and infrastructure development, and externally through acquisitions and public-private partnerships. Additionally, our market planning process allows us to analyze market conditions and proactively adjust to trends as they emerge, including the effects of demographic shifts, market changes and the competitive landscape.
Internal Growth

•
Volume Growth - We believe waste volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting solid waste under residential collection contracts with municipalities, exclusive franchise agreements, and small-container commercial and large-container industrial contracts. By obtaining such long-term agreements, we can grow our contracted revenue base at the same rate as the underlying economic growth in these markets. In addition, by securing a base of long-term recurring revenue, we are better able to protect our market position from competition. We work to increase volumes while ensuring that prices charged for services provide an appropriate return on our capital investment.

•
Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an adequate return on our substantial investments in vehicles, equipment, landfills, transfer stations and recycling centers.

•
Expansion of Recycling Capabilities - Based on an industry trade publication, we believe approximately 34% of municipal solid waste is recycled. Communities have increasingly committed to their residents to enhance and expand their recycling programs. We continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an acceptable return. During 2015, we invested approximately $36 million to develop and upgrade our recycling centers. We will continue to look for opportunities to expand our recycling capabilities in markets where these services are desired and provide an appropriate return on our investment.

•
Infrastructure Development - We seek to identify opportunities to further our position as an integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, transfer stations, landfills and recycling centers. Where appropriate, we obtain permits to build transfer stations, recycling centers and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

External Growth

•
Acquisitions and Public-Private Partnerships - Our acquisition growth strategy focuses primarily on acquiring privately held solid waste and recycling companies that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately held companies, including increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements and the limited number of exit strategies for privately held companies. We also evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies.

We continue to invest in accretive acquisitions in existing markets. Generally, we expect to maintain a steady pace of tuck-in acquisition investment of approximately $100 million annually. Given our free cash flow, availability under our credit facilities and our ability to access the public capital markets, we have the flexibility to make additional acquisitions that will complement our existing business platform, including larger acquisitions if the right opportunities present themselves.
We also focus on growth through public-private partnerships, which include the waste and recycling operations and facilities of municipal and other local governments. We believe we have an opportunity to acquire operations and facilities from municipalities, as they increasingly seek to raise capital and reduce risk.
We realize synergies from consolidating businesses into our existing operations, whether through acquisitions or public-private partnerships, which allow us to reduce capital and expense requirements associated with truck routing, personnel, fleet maintenance, inventories and back-office administration.
Operating Model
The goal of our operating model pillar is to deliver a consistent, high quality service to all of our customers through the Republic Way: One Way. Everywhere. Every day. This approach of developing standardized processes with rigorous controls and tracking allows us to leverage our scale and deliver durable operational excellence. The Republic Way is the key to harnessing the best of what we do as operators and translating that across all facets of our business.
A key enabler of the Republic Way is our organizational structure that fosters a high performance culture by maintaining 360 degree accountability and full profit and loss responsibility with general management, supported by a functional structure to provide subject matter expertise. This structure allows us to take advantage of our scale by coordinating functionally across all of our markets, while empowering local management to respond to unique market dynamics.
We have rolled out several productivity and cost control initiatives designed to deliver the best service possible to our customers in the most efficient and environmentally sound way.

Fleet Automation
Approximately 72% of our residential routes have been converted to automated single driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity, decrease emissions and create a safer work environment for our employees. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Fleet Conversion to Compressed Natural Gas (CNG)
Approximately 16% of our fleet operates on CNG. We expect to continue our gradual fleet conversion to CNG, our preferred alternative fuel technology, as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is most prudent to realize the full value of our previous fleet investments. Approximately 33% of our replacement vehicle purchases during 2015 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront costs are higher, using CNG reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2015, we operated 38 CNG fueling stations.
Standardized Maintenance
Based on an industry trade publication, we operate the ninth largest vocational fleet in the United States. As of December 31, 2015, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,200	7
Small-container Commercial	4,400	7
Large-container Industrial	4,000	9
Total	15,600	7.5
OneFleet, our standardized vehicle maintenance program, enables us to use best practices for fleet management, truck care and maintenance. Through standardization of core functions, we believe we can minimize variability in our maintenance processes, resulting in higher vehicle quality and a lower environmental footprint, while extending the average service life of our fleet by one year. We believe operating a more reliable, greener, safer and more efficient fleet will lower our operating costs. We have implemented standardized maintenance programs for approximately 78% of our fleet maintenance operations as of December 31, 2015. We expect to finish implementing our standardized maintenance program in 2016.
Organizational Structure
During 2015, we managed and evaluated our operations through three geographic regions - East, Central and West - which we identified as our reportable segments. Each region was organized into several areas and each area contained multiple business units or operating locations. Each of our regions and all of our areas provided collection, transfer, recycling and landfill services. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.
In January 2016, we realigned our field support functions by combining two organizational layers into one. This included the elimination of our three regions, the consolidation of our 20 areas into 10 and the streamlining of select roles at our Phoenix headquarters. We will reinvest and deploy resources into our areas by creating 10 area offices equipped with enhanced teams of operators and functional support roles.  These area teams will be the resource epicenter for the Company’s business units that are closest to and serve our customers. The areas will be grouped and overseen by two Executive Vice Presidents of Operations.  In connection with our restructuring, we will further evaluate our 2016 reporting segments.
People and Talent Agenda
The goal of our people and talent agenda pillar is to create an environment to attract and retain the best talent. Our people continue to be the most critical component in successfully executing our strategy. We strive to make Republic a desirable place to work for our approximately 33,000 full-time employees by creating learning experiences, programs, compensation and benefits that attract, develop, train, engage, motivate, reward and retain the best workforce. We aspire to be a company where the best people want to work and are engaged every day. We accomplish this through our focus on safety, learning and talent development, and diversity and inclusion.

Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. Due to the nature of our industry, we prioritize safety above all else and we recognize and reward employees for outstanding safety records. Over the past 8 years, our safety performance (based on OSHA recordable rates) has been 42% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and equipment our employees touch, there are constant reminders for employees to go home in the same condition that they came to work. Our goal is to ensure every one of our employees returns home safely each night.
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
We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, the National Waste & Recycling Association’s Driver of the Year. Republic drivers have won 14 of the 18 Driver of the Year awards issued for the large truck category since 2009.
Learning and Talent Development
We are committed to developing our employees throughout their careers. Targeted onboarding experiences, including our Driver Training Center, Supervisor Onboarding and Sales Acceleration programs, focus on providing the fundamental skills each employee needs to succeed in his or her role. Our Leadership Trainee Program, an 18-month rotational experience for recent graduates, is another example of our commitment to providing opportunities for growth.
Developing our leaders is also a critical part of our people and talent agenda. From Leadership Fundamentals, a program for new front line supervisors, to our Republic Services Executive Institute, a program for our highest potential executives, we have developed programs and experiences to ensure that as our leaders progress, they are accumulating the skills necessary to be successful at each level. Over the last year, more than 1,000 leaders have completed our Leadership Fundamentals program, creating a common language and toolkit for how we coach and develop employees.
Diversity and Inclusion
We are actively and intentionally creating an environment in which all individuals are welcomed and valued. In 2013, we launched Mosaic as our renewed approach and commitment to diversity and inclusion. Through Mosaic, we have developed new strategies and activities to continue creating a more diverse workforce and inclusive work environment. In this way, we can leverage our best thinking to improve our culture and better serve our customers.
We believe there is no better way to protect our planet than to recruit and hire the heroes who have protected our country. We actively recruit and hire veterans - those transitioning from military life as well as those long discharged from active duty. We value the skills, experience and operational excellence they bring to our organization, as well as their commitment to a better tomorrow. Historically, we have had great success hiring veterans. In 2015, for example, 28% of general managers, 27% of operations managers, and 35% of maintenance managers that we hired self-identified as having served in the U.S. Army, Navy, Marines Air Force or Coast Guard.
Customer Zeal
The goal of our customer zeal pillar is to drive customer loyalty by offering differentiated products and services specifically designed to meet our customers’ needs. We believe this increases customer loyalty and willingness to pay for a higher value service.
To help our sales team with their ability to identify specific customer needs and configure the right offering, we launched Priority Based Selling (PBS) and our Capture pricing tool nationwide.

•	PBS enables us to identify and segment customers’ buying priorities, and attract customers that are willing to pay for enhanced offerings.

•
Capture is a cloud-based pricing tool that creates a more professional sales experience, helps realize better pricing levels at the point of sale and provides enhanced controls over the quoting process.

To ensure a consistent customer experience we are investing in our customer service capabilities and are in the process of consolidating over 100 customer service locations into three Customer Resource Centers. The new state-of-the-art facilities and the technology deployed will provide our customer service employees with the tools and capabilities they need to provide better levels of service across a myriad of touch points, including voice, email, text, social media channels and live chat.
To ensure our efforts are making an impact and building customer loyalty, we also have enhanced the way we receive feedback from our customers, including net promoter score, to ensure that every General Manager receives recent, relevant feedback that allows him or her the ability to reach out to customers directly and address issues immediately.
Digital Platform
The goal of our digital platform pillar is to allow us to provide a consistent experience across our business while enabling our customers to do business with us through more channels and with better access to information.
We are responding to our customers' requests for options to do business with us digitally. By increasing the ease of use and functionality of our web-based market presence, we believe we enhance customer satisfaction, interaction, and connectivity while lowering our costs. These tools reinforce to our customers that they can rely on us to handle their recycling and waste needs in a way that is easy and convenient for them.

•
Our MyResource customer portal and mobile app are online account management tools, allowing customers access to their accounts and our services. Approximately 1.2 million customers have enrolled in MyResource, significantly enhancing our customer interaction and connectivity.

•	Our click-to-buy channel allows customers to secure services on a real-time basis, and provides capabilities to meet our customer's buying preferences.
We believe that leveraging technology to improve our core business strengthens our existing model and customer relationships, and will serve to solidify our differentiated offering.
Corporate Responsibility and Sustainability
In addition to being committed to our customers and employees, we are also committed to the communities we serve and to the environment. We strive to be America’s preferred recycling and waste services partner. At Republic, we believe in the preservation of our Blue Planet - a cleaner, safer and healthier world.
We believe we have a responsibility to regenerate our planet with the materials we are entrusted to handle every day by driving increased recycling, generating renewable energy, and helping our customers be more resourceful. Additionally, we must lead by example, working diligently to improve our relationship with the environment and society through decreased vehicle emissions, innovative landfill technologies, use of renewable energy, community engagement and employee growth opportunities. Sustainability contributes to a cleaner world, while also providing opportunities to improve brand awareness, to increase customer loyalty, to grow our business, to motivate our employees and to differentiate Republic from our competitors.
To maximize our efforts, we have chosen to focus our sustainability platform around the following five areas:

•
Operations. We are working to minimize the impact of our operations around our fleet, our landfills and our buildings. Whenever we reduce waste and inefficiency, we become more sustainable and we reduce our costs.

•
Materials Management. We recognize we have an opportunity to extract value from materials in the waste stream in the form of commodities and energy and also reduce greenhouse gas emission from those materials.

•	Communities. We are devoted to being a good neighbor through customer engagement, philanthropic giving, and infrastructure investments.

•	Safety. We are committed to creating a safe environment for our employees, our customers and the communities we serve.

•	People. We employ and develop talented professionals who are committed to our planet, our customers and our Company.
Each of these areas has a significant impact on the environment and society and contributes to preserving our Blue Planet, while forming the foundation of our business going forward. We have developed programs that will enable us to reduce our emissions by 2.5 million tons of carbon dioxide equivalent over the next four years, including developing at least two landfill gas-to-energy projects each year, adding at least 150,000 tons per year of recycling capacity, and reducing the greenhouse gas emissions from our fleet by 3% by 2018.
We are tracking our progress and performance and benchmarking against our industry peers and other companies outside of our industry. In 2015, we participated in the Carbon Disclosure Project (CDP) S&P 500 Climate Change Assessment. The resulting report represents the progress companies achieve in reducing emissions, responding to climate-related risks and opportunities, and mobilizing influence to manage climate change. Our 2015 CDP Report score improved strongly from the prior year. In 2014, our inaugural year, we established our baseline for future submissions. In 2015, we earned a disclosure score of 98 out of 100, which reflects our strong commitment to transparency, thoroughness and responsibility, and an A- band in performance, which is one of the highest performance scores possible. We also released a Sustainability Report that modeled the GRI G4 protocol which is available on our website at www.republicservices.com.
Additionally, our board of directors formed a Sustainability and Corporate Responsibility Committee during 2015. This committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risk, including cyber security, environmental and reputational risks.
Cash Utilization Strategy
We believe our ability to consistently increase free cash flow drives shareholder value and also provides useful information regarding the recurring cash provided by our operations. Free cash flow also demonstrates our ability to execute our cash utilization strategy, which includes investments in acquisitions and returning a majority of free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa3 by Moody’s Investors Service, Inc. as of December 31, 2015. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2015, our board of directors approved an increase in the quarterly dividend to $0.30 per share, representing a 7.1% increase over the prior year. Over the last 5 years, our dividend has increased at a compounded annual growth rate of 8.4%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2015, our board of directors added $900 million to the existing share repurchase authorization. As of December 31, 2015, there were $855.5 million remaining under our share repurchase authorization. At least annually, our board of directors reviews the intrinsic value of our stock. During 2016, we expect to use approximately $400 million of our remaining authorization to repurchase shares of our common stock.
Shareholder Value
We are committed to creating long-term shareholder value by generating consistent earnings and cash flow growth, while continually improving returns on invested capital. Our incentive compensation programs are aligned with these objectives at all levels of management. We have an active shareholder outreach program and routinely interact with shareholders on a number of matters, including governance and executive compensation.
Management Team
We believe we have one of the most experienced management teams in the solid waste industry.
Donald W. Slager became our Chief Executive Officer (CEO) and remained our President on January 1, 2011, after having served as our President and Chief Operating Officer (COO) from the Allied Waste Industries, Inc. (Allied) acquisition in December 2008 until then. In addition to his duties as CEO, Mr. Slager resumed the role of principal operating executive from November 2011 until August 2012 and then from October 2013 to June 2014. Prior to the Allied acquisition, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and COO from 2004 through 2008 and Executive Vice President and COO from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. Mr. Slager held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 35 years of experience in the solid waste industry. Mr. Slager has been a member of our Board of Directors since June 24, 2010.
Jeffrey A. Hughes was named Executive Vice President, Chief Administrative Officer in December 2008. Before that, Mr. Hughes served as Senior Vice President, Eastern Region Operations for Allied from 2004 until the Allied acquisition in December 2008. Mr. Hughes served as Assistant Vice President of Operations Support for Allied from 1999 to 2004 and as a District Manager for Allied from 1988 to 1999. Mr. Hughes has over 28 years of experience in the solid waste industry.
Robert A. Maruster was elected Executive Vice President, Chief Operating Officer in June 2014. Mr. Maruster has years of broad-based operational experience in the airline industry. He joined Republic from JetBlue Airways Corporation, where he was its COO/Executive Vice President from 2009 to April 2014. Prior to that, Mr. Maruster served JetBlue as its Senior Vice President, Customer Service and Vice President, Operational Planning. Before joining JetBlue in 2005, he served for 12 years in various management roles for Delta Air Lines, culminating in his role running the Atlanta Hub as Vice President, Operations and Customer Service.
Michael P. Rissman has served as our Executive Vice President, Chief Legal Officer and Corporate Secretary since August 2009. Previously, Mr. Rissman had served as acting General Counsel and Corporate Secretary from March 2009. Mr. Rissman joined Allied as Vice President and Deputy General Counsel in July 2007 and continued in the same positions at Republic following the Allied acquisition in December 2008. Prior to joining Allied, Mr. Rissman was a partner at Mayer Brown LLP in Chicago, where he worked from 1990 until coming to Allied.
Charles F. Serianni was appointed Executive Vice President, Chief Financial Officer in August 2014. Mr. Serianni is a seasoned senior executive with 31 years of experience in a variety of progressively more responsible roles. He was named Vice President, Region Controller for the Company's former West Region in July 2013. Before that, Mr. Serianni served as our Assistant Controller starting in June 1998 and progressed to Senior Vice President, Chief Accounting Officer in December 2008. He served as the Accounting Operations Director for Republic Industries, Inc. (AutoNation) from February 1997 to June 1998. Before that, Mr. Serianni served as the Accounting Operations Director for Sunglass Hut International, Inc. from May 1993 to February 1997, and as Manager, Accounting and Auditing Services for Deloitte & Touche from September 1984 to May 1993.
Our local and area management teams have extensive industry experience in growing, operating and managing solid waste companies and have substantial experience in their local geographic markets. This allows us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. We believe our strong area management teams allow us to effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our area management teams and area presidents have extensive authority, responsibility and autonomy for operations within their respective geographic markets. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various business units throughout our operations to continue improving our operations and our operating margins.
Integrated Operations
We believe Republic is a company with a strong, national operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through processing or disposal. During the year ended December 31, 2015, approximately 68% of the total waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority, it is profitable to do so, and we can earn an appropriate return on our investment.
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services.
Collection Services
We provide residential, small-container commercial, and large-container industrial solid waste collection services through 340 collection operations. In 2015, approximately 76% of our revenue was derived from our collection business. Within collection, approximately 25% of our revenue relates to residential services, approximately 31% relates to small-container commercial services, and approximately 21% relates to large-container industrial services.

Our residential collection business involves the curbside collection of waste for transport to transfer stations, or directly to landfills or recycling centers. We typically perform residential solid waste collection services under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in the municipalities. These contracts usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on the market, collection frequency, type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the customers receiving the service.
In our small-container commercial business, we supply our customers with waste containers of varying sizes. We typically perform commercial collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs and the cost of disposal. Our small-container commercial services are typically offered to small business complexes, multi-family housing and strip malls, and include industries such as restaurants, retail, real-estate, and professional and other services.
Our large-container industrial collection business includes both recurring and temporary customer relationships. For the recurring portion, we supply our customers with waste containers of varying sizes and rent compactors to large waste generators. We typically perform the collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs and the cost of disposal. Our recurring large-container industrial services are typically offered to larger facilities, hotels and office buildings, and include industries such as manufacturing, retail, hospitality and professional and other services.
For the temporary portion of our large-container industrial collection business, the majority of the waste relates to construction and demolition activities and is typically event-driven. We provide temporary waste collection services on a contractual basis with terms ranging from a single pickup to one-year or longer.
We also provide recycling collection services tailored to our customers' requirements to complete our service offerings.
Transfer Services
We own or operate 201 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2015. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfills with an additional "gate" to extend their geographic reach.
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
Landfill Services
We own or operate 193 active landfills. We charge tipping fees to third parties, which accounted for approximately 12% of our revenue during 2015. As of December 31, 2015, we had approximately 37,100 permitted acres and total available permitted and probable expansion disposal capacity of approximately 5 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain landfills; however, we cannot assure you that all proposed or future expansions will be permitted as designed.

Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides our economy with benefits, including reducing air pollution through the capture and use of methane. As of December 31, 2015, we operated 69 landfill gas and renewable energy projects.
We also have responsibility for 126 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services
We own or operate 67 recycling centers. These facilities generate revenue through the processing and sale of old corrugated cardboard (OCC), old newspaper (ONP), aluminum, glass and other materials, which accounted for approximately 4% of our revenue during 2015. Approximately 70% of our recycling center volume relates to OCC, ONP and other mixed paper. Of the 5.1 million tons we sold during 2015, 2.5 million moved through our recycling centers and 2.6 million we collected and delivered to third parties.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.
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
Energy Services
In addition to certain of our landfill disposal sites, we own or operate 8 treatment, recovery and disposal facilities and 12 salt water disposal wells. Energy services waste is generated from the by-products of oil and natural gas exploration and production activity, including waste created throughout the initial drilling and completion of an oil or natural gas well, production wastes and water produced during a well's operating life, contaminated soils that require treatment during site reclamation, substances that require clean-up after a spill, as well as waste generated by coal-fired power plants. Revenue is therefore primarily generated through vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other complementary services including closed loop collection systems and the sale of recovered products. In 2015, approximately 1% of our revenue was derived from energy services. Energy services activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.
Other Services
Other revenue consists primarily of National Accounts revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Competition
We operate in a competitive industry. Competition in the non-hazardous solid waste industry comes from a few other large, national publicly owned companies, several regional publicly and privately owned companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.
We compete for collection accounts primarily on the basis of price and the quality of our services. From time-to-time, our competitors reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. Our ability to maintain and increase prices in certain markets may be impacted by our competitors’ pricing policies. This may have an impact on our future revenue and profitability.

Seasonality and Severe Weather
Our operating revenues tend to be somewhat higher in the summer months, primarily due to higher volumes of construction and demolition waste. The volumes of large-container industrial and residential waste in certain regions of the country also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect this seasonality.
Our operations can be adversely affected by periods of inclement or severe weather, which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites or delay the construction or expansion of our landfill sites and other facilities. Our operations also can be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services.
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
Federal Regulation
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

•
The Clean Air Act.  The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. On August 14, 2015, the EPA issued proposed amendments to its regulations that would require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate action commenced that same day, the EPA proposed updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions are part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – “Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate,” in this Form 10-K.

In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past two years, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) conventional automobiles and light-duty trucks; and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For conventional automobiles and light-duty trucks, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for conventional automobiles and pick-up trucks in model years 2017 through 2025. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. On June 19, 2015, EPA and NHTSA proposed additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In issuing the proposed fuel economy standards for heavy-duty trucks and tractor trailers, the government estimated that the increased equipment cost would be recouped over a period of two years for a tractor/trailer combo, and over a period of 6 years for a garbage truck, and each vehicle would continue to save fuel costs over its operating life.

•
The Occupational Safety and Health Act of 1970 (OSHA).  This act authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

State and Local Regulation
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
Other Regulations
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
Liabilities Established for Landfill and Environmental Costs
We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate; however, environmental laws may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us. Refer to the "Contractual Obligations" section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Form 10-K and to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Form 10-K for further information.
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
Accruals for deductibles are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased deductible retention levels and increased premiums or unavailability of insurance. As we assume more risk through higher retention levels, we may experience more variability in our insurance reserves and expense.
In the normal course of business, we also purchase surety bonds, insurance policies, letters of credit or marketable securities deposits in connection with municipal residential collection contracts, financial assurance for closure and post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance.
Availability of Reports and Other Information
Our corporate website is www.republicservices.com. We make available on that website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and amendments to those materials filed or furnished with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the SEC. Our corporate website also contains our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, Code of Ethics, Political Contributions Policy, and Charters of the Audit Committee, Management Development and Compensation Committee, Nominating and Corporate Governance Committee, and Sustainability and Corporate Responsibility Committee of the board of directors. In addition, the SEC makes available at its website (www.sec.gov), free of charge, reports, proxy statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at www.republicservices.com.

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
Weakness in the U.S. economy reduces the amount of taxes collected by various governmental agencies. We provide services to a number of these agencies, including numerous municipalities. These governmental agencies may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or energy services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
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
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel recovery fees. Our fuel costs were $362.4 million in 2015, or 4.0% of revenue, compared to $500.0 million in 2014, or 5.7% of revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2015, approximately 20% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. In general, we recover approximately 80% of our fuel costs with fuel recovery fees. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $22 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $22 million. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenue and cost of operations.
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must contain renewable fuels (as designated by regulation). The total volume metrics for each year vary based upon a number of factors (e.g., the availability of such fuels), and it is difficult to predict the ultimate quantity that the EPA will eventually mandate for 2016 and beyond. These regulations are one of many factors that may affect the cost of the fuel we use.
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
Historically, to manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. We currently have no hedges outstanding. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material impact to our revenue and cost of operations.

Adverse weather conditions, including those brought about by climate change, may limit our operations and increase the costs of collection and disposal.
Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, or by increased severity of weather and climate extremes resulting from climate change, some of which we may already be experiencing. Recent studies suggest that global warming is occurring faster than previously projected, with the EPA projecting a 3° to 12° Fahrenheit temperature increase in the United States by the end of the century. In addition to sea level rise, this temperature increase is expected to result in more severe droughts, floods, and other extreme weather events. Any of these factors could increase the volume of waste collected under our existing contracts (without corresponding compensation), interfere with collection and landfill operations, delay the development of landfill capacity or reduce the volume of waste generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.
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
If we do not appropriately estimate landfill capping, closure, post-closure and remediation costs, our financial condition and results of operations may be adversely affected.
A landfill must be closed and capped, and post-closure maintenance commenced, once the landfill's permitted capacity is reached and additional capacity is not authorized. Further, we undertake remediation activities at some of our solid waste facilities. We have significant financial obligations relating to capping, closure, post-closure and remediation costs at our existing owned or operated landfills, and will have material financial obligations with respect to any future owned or operated landfills. We establish accruals for the estimated costs associated with capping, closure, post-closure and remediation obligations. We could underestimate such costs, and our financial obligations for capping, closure, post-closure or remediation costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Additionally, if a landfill must be closed earlier than expected or its remaining airspace is reduced for any other reason, the accruals for capping, closure, post-closure and remediation could be required to be accelerated. If our capping, closure, post-closure or remediation costs exceed the amounts accrued, or if such accruals are required to be accelerated, this could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
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
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of solid and hazardous wastes and materials, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.
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
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA is moving ahead administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the U.S. Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are “pollutants” for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has since finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. The EPA and the NHTSA have finalized such regulations applicable to heavy-duty vehicles through model-year 2018 and to light-duty vehicles through model-year 2025. On June 19, 2015, EPA and NHTSA proposed additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. We cannot assure you that federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles will not have a material effect on our consolidated financial condition, results of operations or cash flows.

With regard to greenhouse gas emissions from our landfills, on August 14, 2015, the EPA issued proposed amendments to its regulations that would require large landfills that commenced construction, reconstruction or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate action commenced that same day, the EPA proposed updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions are part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. These regulations, if finally adopted, may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. We cannot assure you that the application of these or other greenhouse gas regulations to our landfills will not have a material effect on our landfill operations or on our consolidated financial condition, results of operations or cash flows.
We may have environmental liabilities that are not covered by our insurance. Changes in insurance markets also may impact our financial results.
We may incur environmental liabilities arising from our operations or properties. We maintain high deductibles for our environmental liability insurance coverage. If we were to incur substantial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. This could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
Also, due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased insurance retention levels and increased premiums or unavailability of insurance. As we assume more risk for insurance through higher retention levels, we may experience more variability in our insurance reserves and expense.
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
Notwithstanding our efforts to comply with applicable environmental laws, we may have additional liability under environmental laws in excess of our current reserves because, among other things, hazardous substances may be present in waste collected by us or disposed of in our landfills (or in waste collected, transported or disposed of in the past by companies we have acquired), environmental laws may change, or there may be adverse environmental conditions that develop or were otherwise previously unknown to us. For example, during 2012 through 2014, we recorded an aggregate of approximately $400 million in charges relating to environmental remediation at our closed landfill in Bridgeton, Missouri. Actual costs for liabilities at Bridgeton or other sites could be significantly greater than amounts we have accrued for these purposes. Environmental liabilities in excess of our current reserves could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2015, we had approximately $7.6 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
For example, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. As a result, we may be required to pay fines or judgments or implement corrective measures, or we may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. We establish accruals for our estimates of the costs associated with our litigation matters obligations. We could underestimate such accruals. Such shortfalls could result in significant unanticipated charges to income.
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
As of December 31, 2015, approximately 26% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
Our obligation to fund multiemployer pension plans to which we contribute, or our withdrawal from such plans, may have an adverse impact on us.
We contribute to 27 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 21% of our total current employees participate in such multiemployer plans. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot presently determine the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period.
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
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2015, we owned or operated 340 collection operations, 201 transfer stations, 193 active landfills, 67 recycling centers, 8 treatment, recovery and disposal facilities, and 12 salt water disposal wells in 41 states and Puerto Rico. In the aggregate, our active solid waste landfills total approximately 106,000 acres, including approximately 37,100 permitted acres. We also have post-closure responsibility for 126 closed landfills. We believe that our property and equipment are adequate for our current needs.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $65 million relating to our outstanding legal proceedings as of December 31, 2015. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $62 million higher than the amount recorded as of December 31, 2015.

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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $37 million, and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction under which, the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR. On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR. On October 1, 2015, we removed the case to the United States District Court for the Eastern District of Missouri. The Missouri Attorney General’s motion to remand the case to the Circuit Court of St. Louis County is pending.
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill, in Sylmar, California, entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement through February 5, 2016, Sunshine Canyon has received an additional 84 NOVs from SCAQMD for odors and excess surface emissions. We have not received a demand from the SCAQMD for the payment of any further amounts, nor have we received from SCAQMD any proposed abatement order or other demand in connection with these NOVs.
Rainbow AQMD Matter
Rainbow Transfer/Recycling, Inc. (Rainbow) has entered into a Stipulated Order of Abatement and a separate Settlement Agreement with the SCAQMD. The settlement agreement resolves Rainbow's potential liability for civil penalties under several NOVs issued by the SCAQMD against Rainbow for alleged violations of SCAQMD rules relating to facility enclosure requirements, odors, vehicle track-out and equipment emissions.  Rainbow paid $170,000 to resolve these NOVs in January 2016.

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
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the New York Stock Exchange and the cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2015:
First quarter	$42.05	$38.95	$0.28
Second quarter	41.46	38.99	0.28
Third quarter	43.71	39.17	0.30
Fourth quarter	45.35	40.67	0.30
Year Ended December 31, 2014:
First quarter	$34.65	$31.42	$0.26
Second quarter	38.13	33.99	0.26
Third quarter	39.66	36.72	0.28
Fourth quarter	41.12	37.18	0.28
There were 662 holders of record of our common stock at February 4, 2016, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2016, our board of directors declared a regular quarterly dividend of $0.30 per share for shareholders of record on April 1, 2016. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2015, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2015:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 2015	810,000	$42.51	810,000	$932,585,438
November 2015	854,900	43.80	854,900	895,138,013
December 2015	900,800	43.97	900,800	855,525,797
	2,565,700		2,565,700

(a)
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization that now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2015, 0.1 million repurchased shares were pending settlement and $3.7 million were unpaid and included within other accrued liabilities.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2013 and October 2015 authorizations.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2015.
Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2010 to December 31, 2015 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2010 and that all dividends were reinvested.

	Indexed Returns for the Years Ended December 31,
	2010	2011	2012	2013	2014	2015
Republic Services, Inc.	$100.00	$94.96	$104.47	$121.84	$151.99	$172.08
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
DJ W&DS Index	100.00	100.18	108.70	135.80	154.48	160.95

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015, 2014 and 2013 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$9,115.0	$8,803.3	$8,417.2	$8,118.3	$8,192.9
Expenses:
Cost of operations	5,518.6	5,643.1	5,234.7	5,005.7	4,865.1
Depreciation, amortization and depletion	970.6	906.9	877.4	848.5	843.6
Accretion	79.4	78.0	76.6	78.4	78.0
Selling, general and administrative	983.1	918.9	853.8	820.9	825.4
Negotiation and withdrawal costs - Central States Pension and Other Funds	4.5	1.5	157.7	35.8	—
Loss (gain) on disposition of assets and impairments, net	—	20.0	(1.9)	(2.7)	28.1
Restructuring charges	—	1.8	8.6	11.1	—
Operating income	1,558.8	1,233.1	1,210.3	1,320.6	1,552.7
Interest expense	(364.9)	(348.7)	(360.0)	(388.5)	(440.2)
Loss on extinguishment of debt	—	(1.4)	(2.1)	(112.6)	(210.8)
Interest income	0.8	0.6	0.7	1.0	0.3
Other income, net	1.2	1.7	2.3	3.4	4.3
Income before income taxes	1,195.9	885.3	851.2	823.9	906.3
Provision for income taxes	445.5	337.4	262.1	251.8	317.4
Net income	750.4	547.9	589.1	572.1	588.9
Net (income) loss attributable to noncontrolling interests	(0.5)	(0.3)	(0.2)	(0.3)	0.3
Net income attributable to Republic Services, Inc.	$749.9	$547.6	$588.9	$571.8	$589.2
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$2.14	$1.54	$1.63	$1.56	$1.57
Weighted average common shares outstanding	350.0	356.7	362.1	366.9	376.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$2.13	$1.53	$1.62	$1.55	$1.56
Weighted average common and common equivalent shares outstanding	351.4	358.1	363.4	368.0	377.6
Cash dividends per common share	$1.16	$1.08	$0.99	$0.91	$0.84
Other Operating Data:
Cash provided by operating activities	$1,679.7	$1,529.8	$1,548.2	$1,513.8	$1,766.7
Purchases of property and equipment	945.6	862.5	880.8	903.5	936.5
Proceeds from sales of property and equipment	21.2	35.7	23.9	28.7	34.6
Balance Sheet Data:
Cash and cash equivalents	$32.4	$75.2	$213.3	$67.6	$66.3
Restricted cash and marketable securities	100.3	115.6	169.7	164.2	189.6
Total assets	20,577.2	20,094.0	19,949.2	19,616.9	19,551.5
Total debt	7,574.2	7,061.2	7,018.1	7,070.5	6,921.8
Total stockholders' equity	7,776.6	7,747.8	7,906.1	7,705.7	7,683.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of December 31, 2015, we operated in 41 states and Puerto Rico through 340 collection operations, 201 transfer stations, 193 active landfills, 67 recycling centers, 8 treatment, recovery and disposal facilities, and 12 salt water disposal wells. We also operated 69 landfill gas and renewable energy projects and had post-closure responsibility for 126 closed landfills.
Revenue for the year ended December 31, 2015 increased by 3.5% to $9,115.0 million compared to $8,803.3 million in 2014. This change in revenue is due to increases in average yield of 2.3%, volume of 1.1%, and acquisitions, net of divestitures of 2.2%, partially offset by decreases in fuel recovery fees of 1.4% and recycled commodities of 0.7%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	2015		2014		2013
Revenue	$9,115.0	100.0%	$8,803.3	100.0%	$8,417.2	100.0%
Expenses:
Cost of operations	5,518.6	60.5	5,643.1	64.1	5,234.7	62.2
Depreciation, amortization and depletion of property and equipment	898.7	9.9	838.5	9.5	806.7	9.6
Amortization of other intangible assets and other assets	71.9	0.8	68.4	0.8	70.7	0.8
Accretion	79.4	0.9	78.0	0.9	76.6	0.9
Selling, general and administrative	983.1	10.8	918.9	10.4	853.8	10.1
Negotiation and withdrawal costs - Central States Pension and Other Funds	4.5	—	1.5	—	157.7	1.9
Loss (gain) on disposition of assets and impairments, net	—	—	20.0	0.3	(1.9)	—
Restructuring charges	—	—	1.8	—	8.6	0.1
Operating income	$1,558.8	17.1%	$1,233.1	14.0%	$1,210.3	14.4%
Our pre-tax income was $1,195.9 million, $885.3 million and $851.2 million for 2015, 2014 and 2013, respectively. Our net income attributable to Republic Services, Inc. was $749.9 million, or $2.13 per diluted share for 2015, compared to $547.6 million, or $1.53 per diluted share, for 2014, and $588.9 million, or $1.62 per diluted share, for 2013.
During each of 2015, 2014 and 2013, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$1,195.9	$749.9	$2.13	$885.3	$547.6	$1.53	$851.2	$588.9	$1.62
Bridgeton (insurance recovery) / remediation charge and other	(50.0)	(30.3)	(0.08)	227.1	137.6	0.38	108.7	65.6	0.18
Negotiation and withdrawal costs - Central States Pension and Other Funds(1)	4.5	2.7	0.01	1.5	0.9	0.00	157.7	98.3	0.27
Restructuring charges(1)	—	—	—	1.8	1.0	0.00	8.6	5.6	0.02
Loss on extinguishment of debt(1)	—	—	—	1.4	0.9	0.00	2.1	1.3	—
Loss (gain) on disposition of assets and impairments, net	—	—	—	20.0	12.6	0.04	(1.9)	(0.9)	—
Tax valuation allowance adjustment	—	—	—	—	—	—	—	(43.5)	(0.12)
Total adjustments	(45.5)	(27.6)	(0.07)	251.8	153.0	0.43	275.2	126.4	0.35
As adjusted	$1,150.4	$722.3	$2.06	$1,137.1	$700.6	$1.96	$1,126.4	$715.3	$1.97
(1) The aggregate impact of the noted items to adjusted diluted earnings per share totals to $0.01 for the year ended December 31, 2014.
We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP), provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs and have recorded similar recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation charges and insurance recovery, we are adjusting such amounts due to their significant effect on our operating results; however, in the ordinary course of our business, we often incur remediation charges and recoveries that we do not adjust from our operating results. Our definition of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Bridgeton (insurance recovery) / remediation charge and other. During 2015, we collected an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations. During 2014, we updated our cost and timeline estimates to build and operate a leachate management facility and related infrastructure, manage the remediation area and monitor the site. Accordingly, we recorded environmental remediation charges of $210.6 million. Additionally, we recorded certain remediation charges for the superfund site and ongoing litigation costs. During 2013, we recorded environmental remediation charges in the amount of $108.7 million to manage the remediation area and monitor the site.
Negotiation and withdrawal costs - Central States Pension and Other Funds. During 2015, we recorded charges to earnings of $4.1 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico, as well as $0.4 million of legal charges. During 2014, we recorded charges to earnings of $1.5 million, primarily related to costs associated with our 2013 withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (the Fund). During 2013, we recorded charges to earnings of $157.7 million primarily related to our negotiation and withdrawal liability from the Fund.
Restructuring charges. During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During 2013, we incurred $8.6 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. For a detailed discussion of our 2016 restructuring, see our “Recent Developments” discussion contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Loss on extinguishment of debt. We refinanced our credit facilities and certain of our tax-exempt financings in 2014, resulting in non-cash charges for deferred issuance costs of $1.4 million. During 2013, we refinanced certain of our tax-exempt financings that resulted in a $2.1 million non-cash charge for deferred issuance costs. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Loss (gain) on disposition of assets and impairments, net. During 2014, we recorded a charge to earnings of $20.0 million primarily related to costs associated with one of our divested landfills, of which $14.1 million is related to closure and post-closure costs and $5.9 million is related to remediation expenditures. During 2013, we recorded a net gain on disposition of assets of and impairments related to a divestiture of $1.9 million. For a more detailed discussion of the components of this, see our “Loss (gain) on Disposition of Assets and Impairments, Net” discussion contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Tax valuation allowance adjustment. During the fourth quarter of 2013, we reduced our valuation allowance related to certain deferred tax assets for state net operating loss carryforwards due to our determination that it is more likely than not that a portion of these carryforwards would be utilized in future years.
Recent Developments
2016 Financial Guidance
In 2016, we will continue to focus on managing the controllable aspects of our business by enhancing the quality of our revenue, investing in profitable growth opportunities and reducing costs. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improve return on invested capital. We are committed to an efficient capital structure, maintaining our investment grade credit ratings and increasing cash returns to our shareholders.
Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2016. Specific guidance follows:
Revenue
We expect 2016 revenue to increase by approximately 2.5% to 3.0% comprised of the following:

Increase (Decrease)
Average yield	2.0%
Volume	0.5 to 1.0
Energy services	—
Fuel recovery fees	(1.0)
Recycled commodities	—
Acquisitions	1.0
Total change	2.5 to 3.0%

Changes in price are restricted on approximately 50% of our annual service revenue. Of these restricted pricing arrangements:

•	approximately 60% of the revenue has price changes based on fluctuations in a specific index (primarily the consumer price index) as defined in the contract;

•	approximately 20% of the revenue has fixed price increases based on stated contract terms; and

•	approximately 20% of the revenue has price changes based on a cost plus a specific profit margin or other measurement.
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

Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2016 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2015. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2016	(Actual) Year Ended December 31, 2015
Diluted earnings per share	$ 2.07 - 2.11	$2.13
Restructuring charges	0.06	—
Bridgeton insurance recovery	—	(0.08)
Withdrawal costs - Other Funds	—	0.01
Adjusted diluted earnings per share	$ 2.13 - 2.17	$2.06
The 2016 anticipated adjusted diluted earnings per share assumes an effective tax rate of approximately 39.5%.
We believe that the presentation of adjusted diluted earnings per share, which excludes restructuring charges, Bridgeton insurance recovery, and withdrawal costs - Other Funds, provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs and have recorded similar recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Property and Equipment, Net
In 2016, we anticipate receiving approximately $900 million of property and equipment, net of proceeds from sales of property and equipment, as follows:

Trucks and equipment	$339
Landfill	327
Containers	135
Facilities and other	114
Property and equipment received during 2016	915
Proceeds from sales of property and equipment	(15)
Property and equipment received, net of proceeds, during 2016	$900
Restructuring
In January 2016, we realigned our field support functions by combining two organizational layers into one. This includes the elimination of our three regions, the consolidation of our 20 areas into 10 and the streamlining of select roles at our Phoenix headquarters. We will reinvest and deploy resources into our areas by creating 10 area offices equipped with enhanced teams of operators and functional support roles.  We expect to reduce administrative staffing levels, relocate office space and close certain office locations.  As such, we will incur restructuring charges of approximately $25 million primarily for severance benefits, transition costs and lease termination costs.  Substantially all of these charges will be recorded in our corporate segment, and we expect the majority of the charges to be incurred in the first half of 2016.  We expect the savings realized from these restructuring efforts will be re-invested in our customer-focused programs and other initiatives we recently launched.

Additionally, as part of these customer initiatives, we also will be consolidating our call center operations. Over the next two years, we will consolidate over 100 customer service locations into three Customer Resource Centers. The new state-of-the-art facilities and the technology deployed will provide our customer service employees with the tools and capabilities they need to provide better service to customers across a myriad of touch points, including voice, email, text, social channels and live chat.  We expect severance and other restructuring related charges may approximate $10 million over the consolidation period.

Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and energy services. Our residential and small-container commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide small-container commercial and large-container industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Our revenue from energy services consists mainly of fees we charge for the treatment of liquid and solid waste derived from the production of oil and natural gas, as well as waste generated by coal-fired power plants. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	2015		2014		2013
Collection:
Residential	$2,242.3	24.6%	$2,193.6	24.9%	$2,175.5	25.8%
Small-container commercial	2,799.9	30.7	2,723.3	30.9	2,616.9	31.1
Large-container industrial	1,890.2	20.7	1,784.0	20.3	1,639.4	19.5
Other	39.8	0.4	37.2	0.4	34.7	0.4
Total collection	6,972.2	76.4	6,738.1	76.5	6,466.5	76.8
Transfer	1,112.7		1,062.6		1,021.8
Less: intercompany	(682.3)		(654.4)		(615.2)
Transfer, net	430.4	4.7	408.2	4.6	406.6	4.8
Landfill	2,036.4		1,975.8		1,923.0
Less: intercompany	(951.9)		(928.1)		(902.2)
Landfill, net	1,084.5	11.9	1,047.7	11.9	1,020.8	12.1
Energy services	95.8	1.1	38.7	0.5	4.2	0.1
Other:
Sale of recycled commodities	372.0	4.1	405.8	4.6	374.6	4.5
Other non-core	160.1	1.8	164.8	1.9	144.5	1.7
Total other	532.1	5.9	570.6	6.5	519.1	6.2
Total revenue	$9,115.0	100.0%	$8,803.3	100.0%	$8,417.2	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Average yield	2.3%	1.4%	1.3%
Fuel recovery fees	(1.4)	0.1	0.3
Total price	0.9	1.5	1.6
Volume	1.1	2.0	1.3
Recycled commodities	(0.7)	0.1	0.3
Total internal growth	1.3	3.6	3.2
Acquisitions / divestitures, net	2.2	0.8	0.5
Total	3.5%	4.4%	3.7%

Core price	3.6%	3.1%	3.3%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.6%, 1.5%, and 1.4% for 2015, 2014 and 2013, respectively. Core price as a percentage of related-business revenue was 4.0%, 3.4%, and 3.6% for 2015, 2014 and 2013, respectively.
Revenue – 2015 compared to 2014
During 2015, we experienced the following changes in our revenue as compared to 2014:

•	Average yield increased revenue by 2.3% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 1.4%. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for 2015 resulted primarily from the decrease in fuel prices.

•
Volume increased revenue by 1.1% due to volume growth in all lines of business. The volume increase in our landfill line of business is primarily attributable to increased municipal solid waste and construction and demolition volumes, partially offset by a decline in energy services volumes.

•
Recycled commodities decreased revenue by 0.7% primarily due to lower commodity prices, partially offset by an increase in production volumes. The average price for old corrugated cardboard for 2015 was $103 per ton compared to $116 per ton for 2014. The average price of old newspaper for 2015 was $80 per ton compared to $89 per ton for 2014. Our processed recycled commodity volume for 2015 of 2.5 million tons sold was approximately 11% higher than the volume in 2014, primarily due to acquisitions of recycling facilities.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•
Acquisitions increased revenue by 2.2% primarily due to the acquisitions of Rainbow Disposal Co., Inc. in October 2014, Tervita, LLC (Tervita) in February 2015, and our waste management contract with the County of Sonoma, California that was executed in April 2015.

Revenue – 2014 compared to 2013
During 2014, we experienced the following changes in our revenue as compared to 2013:

•	Average yield increased revenue by 1.4% due to positive pricing in all lines of business.

•	The fuel recovery fee program generated 0.1% of the total revenue growth. Higher fuel recovery fees for 2014 resulted primarily from an increase in the fuel recovery rates charged.

•
Volume increased revenue by 2.0% primarily due to volume increases in our large-container industrial and small-container commercial collection and landfill lines of business due to improving business activity and new National

Accounts contracts, partially offset by declines in our residential collection and transfer station lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste volumes.

•
Recycled commodities increased revenue by 0.1% primarily due to the mix of materials and increased production volumes, offset by lower commodity prices. The average price for old corrugated cardboard for 2014 was $116 per ton compared to $128 per ton for 2013. The average price of old newspaper for 2014 was $89 per ton compared to $93 per ton for 2013. Our recycled commodity volume for 2014 of 2.3 million tons sold was approximately 4% higher than the volume in 2013 as a result of our continued investment in recycling centers along with increases in brokering of recycled commodity volumes on behalf of our National Accounts customers.

Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal franchise fees and taxes, consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which includes casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycled commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	2015		2014		2013
Labor and related benefits	$1,848.9	20.3%	$1,724.1	19.6%	$1,651.6	19.6%
Transfer and disposal costs	724.4	7.9	685.3	7.8	637.0	7.6
Maintenance and repairs	853.3	9.3	786.7	8.9	736.0	8.7
Transportation and subcontract costs	510.7	5.6	500.0	5.7	469.1	5.6
Fuel	362.4	4.0	500.0	5.7	516.7	6.1
Franchise fees and taxes	443.6	4.9	427.7	4.9	412.5	4.9
Landfill operating costs	151.5	1.7	145.1	1.6	116.4	1.4
Risk management	167.7	1.8	179.4	2.0	158.7	1.9
Cost of goods sold	168.0	1.8	170.9	1.9	132.8	1.6
Other	338.1	3.7	306.8	3.5	295.2	3.5
Subtotal	5,568.6	61.0	5,426.0	61.6	5,126.0	60.9
Bridgeton (insurance recovery) / remediation charge	(50.0)	(0.5)	217.1	2.5	108.7	1.3
Total cost of operations	$5,518.6	60.5%	$5,643.1	64.1%	$5,234.7	62.2%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Cost of Operations - 2015 compared to 2014
Excluding the impact of the Bridgeton insurance recovery, our cost of operations increased for 2015 compared to 2014, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes and acquisitions. Additionally, there was an increase in health care costs.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During both 2015 and 2014, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased due to higher collection volumes, cost of parts, internal labor, third party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

•
Our fuel costs decreased due to lower prices of diesel fuel, our continued conversion to lower cost compressed natural gas (CNG), and higher alternative fuel tax credits recognized in 2015. The national average fuel cost per gallon for 2015 was $2.71 compared to $3.83 for 2014, a decrease of $1.12 or approximately 29%.

At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $22 million per year.  Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers.  At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $22 million per year.

•	Franchise fees and taxes increased primarily due to changes in the relative mix of landfill volumes.

•
Risk management expenses decreased primarily due to favorable actuarial developments in our workers' compensation program, partially offset by unfavorable developments in our vehicle liability insurance program.

•	Other expenses increased primarily due to higher facility operating costs, including outside facility maintenance repairs, a lower net gain on sale of operating assets, and property taxes.

•
During 2015, we collected an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses. During 2014, we updated our cost and timeline estimates to build and operate a leachate management facility and related infrastructure, manage the remediation area and monitor our Bridgeton Landfill. Accordingly, we recorded environmental remediation charges of $210.6 million. Additionally, we recorded certain remediation charges for the adjacent superfund site.

Cost of Operations – 2014 compared to 2013
Our cost of operations increased for 2014 compared to 2013, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases and higher collection volumes. The Central and East Regions experienced unfavorable weather conditions during the first quarter of 2014, which contributed to increases in labor expense, resulting from lower labor productivity.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During both 2014 and 2013, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

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

•
Risk management expenses increased primarily due to unfavorable actuarial developments in our vehicle liability program in 2014, compared to favorable actuarial developments in our workers' compensation, vehicle liability and general liability insurance programs in 2013. During 2014, we continued to see favorable developments in our workers' compensation program.

•
Cost of goods sold relates to rebates paid for volumes delivered to our recycling facilities. Cost of goods sold increased primarily due to an increase in brokering and production of recycled commodity volumes.

•
Other expenses increased primarily due to higher facility operating costs, including property taxes related to infrastructure investments. Other expenses also increased due to higher utility costs associated with the unfavorable weather conditions experienced in our Central and East Regions during the first quarter of 2014, as well as $4.8 million of 2012 alternative fuel tax credits recognized during the first quarter of 2013, that did not recur in 2014.

•
During 2014, we updated our cost and timeline estimates to build and operate a leachate management facility and related infrastructure, manage the remediation area and monitor our Bridgeton Landfill. Accordingly, we recorded environmental remediation charges of $210.6 million. Additionally, we recorded certain remediation charges for the adjacent superfund site. During 2013, we recorded environmental remediation charges in the amount of $108.7 million to manage the remediation area and monitor the site.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	2015		2014		2013
Depreciation and amortization of property and equipment	$613.4	6.8%	$575.5	6.5%	$544.8	6.5%
Landfill depletion and amortization	285.3	3.1	263.0	3.0	261.9	3.1
Depreciation, amortization and depletion expense	$898.7	9.9%	$838.5	9.5%	$806.7	9.6%
Depreciation, Amortization and Depletion of Property and Equipment - 2015 compared to 2014
Depreciation and amortization of property and equipment increased primarily due to higher acquisition costs of replacement vehicles, increased trucks to support volume growth, additional assets acquired with our acquisitions, and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters.
Landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. Additionally, during 2015, we recorded favorable amortization adjustments of $0.7 million relative to asset retirement obligations, compared to favorable amortization adjustments of $13.3 million during 2014.
Depreciation, Amortization and Depletion of Property and Equipment - 2014 compared to 2013
Depreciation and amortization of property and equipment increased primarily due to higher acquisition costs of replacement vehicles and an increased number of CNG vehicles in our fleet. In addition, we made increased investments in new and upgraded recycling infrastructure projects.
Landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. Offsetting these increases were favorable amortization adjustments of $13.3 million that were recognized in 2014 relative to asset retirement obligations, compared to favorable adjustments of $0.3 million in 2013. Included in these favorable adjustments are increases in deemed probable expansion airspace at certain of our active solid waste landfills.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $71.9 million, $68.4 million and $70.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, or 0.8% of revenue for each of 2015, 2014 and 2013. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements and trade names. The increase in amortization expense is the result of assets acquired in the acquisitions of various waste businesses throughout the year, partially offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $79.4 million, $78.0 million and $76.6 million, or 0.9% of revenue, for each of the years ended December 31, 2015, 2014 and 2013, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.

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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars and as a percentage of revenue):

	2015		2014		2013
Salaries	$636.6	7.0%	$579.8	6.6%	$545.4	6.5%
Provision for doubtful accounts	22.7	0.2	22.6	0.3	16.1	0.2
Other	323.8	3.6	316.5	3.5	292.3	3.4
Total selling, general and administrative expenses	$983.1	10.8%	$918.9	10.4%	$853.8	10.1%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
Selling, General and Administrative Expenses – 2015 compared to 2014
Salaries increased primarily due to higher wages, benefits, and other payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation.
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
Other selling, general and administrative expenses increased primarily due to costs associated with strategic growth initiatives, as well as costs incurred with the acquisition of various solid waste businesses.
Negotiation and Withdrawal Costs - Central States Pension and Other Funds
During 2015, we recorded charges to earnings of $4.1 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico, as well as $0.4 million of legal charges. During 2014, we recorded charges to earnings of $1.5 million, primarily related to costs associated with our 2013 withdrawal from the Fund. During 2013, we recorded charges to earnings of $157.7 million, primarily related to our negotiation and withdrawal liability from the Fund.
For additional discussion and detail regarding our settlement with the Fund, see our Central States, Southeast and Southwest Areas Pension Fund discussion in Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.
Loss (Gain) on Disposition of Assets and Impairments, Net
During 2014, we recorded a charge to earnings of $20.0 million primarily related to costs associated with one of our divested landfills, of which $14.1 million is related to closure and post-closure costs and $5.9 million is related to remediation expenditures. During 2013, we recorded a net gain on disposition of assets of and impairments of $1.9 million, primarily related to the contingent sales price of $1.0 million received in connection with a 2011 business divestiture in our West Region.

We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. In situations where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets. Asset or business divestitures could result in gains, losses or asset impairment charges that may be material to our results of operations in a given period.
Restructuring Charges
During the fourth quarter of 2012, we announced a restructuring of our field and corporate operations to create a more efficient and competitive company. These changes included consolidating our field regions from four to three and our areas from 28 to 20, relocating office space, and reducing administrative staffing levels. During 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms. During 2013, we incurred $8.6 million of restructuring charges, which consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions (in millions of dollars):

	2015	2014	2013
Interest expense on debt and capital lease obligations	$324.6	$310.3	$319.8
Accretion of debt discounts	7.4	6.6	6.9
Accretion of remediation liabilities and other	39.7	38.2	40.6
Less: capitalized interest	(6.8)	(6.4)	(7.3)
Total interest expense	$364.9	$348.7	$360.0
Total interest expense increased during 2015 due to the issuance of $500.0 million of 3.20% notes in March 2015, as well as borrowings under our Credit Facilities.
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $7.5 million reduction in interest expense during 2015, compared to a $7.7 million reduction in interest expense during 2014 and a $2.0 million reduction in interest expense during 2013. Additionally, there were lower variable rates on our tax-exempt financings, which also contributed to the reduction in interest expense during 2014.
During 2015, 2014 and 2013, cash paid for interest was $327.6 million, $320.2 million and $324.0 million, respectively.
Loss on Extinguishment of Debt
We refinanced our credit facilities and certain of our tax-exempt financings in 2014, resulting in non-cash charges for deferred issuance costs of $1.4 million. During 2013, we refinanced certain of our tax-exempt financings that resulted in a $2.1 million non-cash charge for deferred issuance costs.
Income Taxes
Our provision for income taxes was $445.5 million, $337.4 million and $262.1 million for 2015, 2014 and 2013, respectively. Our effective income tax rate was 37.3%, 38.1% and 30.8% for 2015, 2014 and 2013, respectively. Our 2015 effective tax rate was favorably impacted by $17.4 million due to the resolution of outstanding tax matters in various states and Puerto Rico. Our 2014 effective tax rate was favorably impacted by $5.1 million due to the realization of tax credits and lower state rates due to changes in estimates. Our 2013 effective tax rate was favorably impacted by approximately $42 million for adjustments to our valuation allowance, primarily due to the determination that it was more likely than not the Company would be able to realize certain state loss carryforwards. In addition, our 2013 effective tax rate was favorably impacted by approximately $14 million due to a settlement for tax years 2009 to 2010 with the Internal Revenue Service appeals division and the Joint Committee of Taxation. Lastly, our 2013 effective tax rate was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of $9.6 million.
We made income tax payments (net of refunds received) of approximately $321 million, $382 million and $288 million for 2015, 2014 and 2013, respectively.

Income taxes paid in 2015 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015. This legislation extends bonus depreciation for property placed in service through 2019. Bonus depreciation for assets placed in service in 2015 to 2017 is 50% and decreases to 40% in 2018 and 30% in 2019.
Income taxes paid in 2014 reflect the favorable tax depreciation provisions of the Tax Increase Protection Act of 2014, signed into law in December 2014. This legislation extended 50% bonus depreciation for property placed in service during 2014.
Income taxes paid in 2013 reflect the favorable tax depreciation provisions of the American Tax Relief Act of 2012 signed into law in January 2013. This legislation extended 50% bonus depreciation for property placed in service during 2013.
For additional discussion and detail regarding our income taxes, see Note 10, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K.
Reportable Segments
During 2015, we managed and evaluated our operations through three regions: East, Central and West. These regions all provided integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. These three regions are presented below as our 2015 reportable segments.
Summarized financial information concerning our reportable segments for the years ended December 31, 2015, 2014 and 2013 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	(Loss) Gain on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2015:
East	$2,527.8	$271.4	$0.4	$271.8	$—	$475.0	18.8%
Central	2,682.7	332.9	(0.9)	332.0	—	527.7	19.7
West	3,739.9	404.1	0.3	404.4	—	832.4	22.3
Corporate entities	164.6	42.3	(0.5)	41.8	—	(276.3)
Total	$9,115.0	$1,050.7	$(0.7)	$1,050.0	$—	$1,558.8	17.1%
2014:
East	$2,501.0	$269.4	$(3.2)	$266.2	$—	$429.6	17.2%
Central	2,629.9	324.7	(6.1)	318.6	—	503.6	19.1
West	3,494.2	360.7	(5.6)	355.1	—	825.7	23.6
Corporate entities	178.2	43.4	1.6	45.0	(20.0)	(525.8)
Total	$8,803.3	$998.2	$(13.3)	$984.9	$(20.0)	$1,233.1	14.0%
2013:
East	$2,456.0	$252.9	$4.7	$257.6	$—	$451.0	18.4%
Central	2,512.1	307.4	(2.8)	304.6	—	494.5	19.7
West	3,324.4	345.8	(3.0)	342.8	1.9	766.6	23.1
Corporate entities	124.7	48.2	0.8	49.0	—	(501.8)
Total	$8,417.2	$954.3	$(0.3)	$954.0	$1.9	$1,210.3	14.4%
Corporate entities include legal, tax, treasury, information technology, risk management, human resources, closed landfills and other administrative functions. National Accounts revenue included in corporate entities represents the portion of revenue generated from nationwide contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Significant changes in the revenue and operating margins of our reportable segments for 2015 compared to 2014, and 2014 compared to 2013, are discussed below.

2015 compared to 2014
East Region
Revenue for 2015 increased 1.1% from 2014 primarily due to increases in average yield in all collection lines of business, and volume increases in our large-container industrial and residential collection and transfer station lines of business. These increases were partially offset by declines in volume in our small-container commercial collection line of business, as well as a decline in volume in our landfill line of business resulting from lower special waste volumes. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our East Region increased from $429.6 million for 2014, or a 17.2% operating margin, to $475.0 million for 2015, or an 18.8% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher labor and related benefits and repair and maintenance costs.

•
Landfill depletion and amortization unfavorably impacted operating income margin primarily due to unfavorable adjustments for asset retirement obligations of $0.4 million during 2015, compared to favorable adjustments of $3.2 million during 2014. Partially offsetting this unfavorable impact was an overall decrease in our average depletion rate.

•
Selling, general and administrative expenses favorably impacted operating income margin primarily due to favorable legal settlements from matters occurring in the ordinary course of business, compared to unfavorable legal settlement charges during 2014. This favorable impact was partially offset by higher wages and payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation.

Central Region
Revenue for 2015 increased 2.0% from 2014 primarily due to average yield increases in all lines of business and volume increases in our small-container commercial and large-container industrial collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased municipal solid waste volumes, offset by a decline in our special waste volumes. Additionally, there was a decline in volume in our transfer station line of business and lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our Central Region increased from $503.6 million, or a 19.1% operating margin, to $527.7 million, or a 19.7% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin primarily due to lower fuel costs resulting from lower prices of diesel fuel, partially offset by higher labor and related benefits and repair and maintenance costs.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin due to higher acquisition costs of replacement vehicles. Landfill depletion and amortization also unfavorably impacted operating income margin due to higher favorable amortization adjustments in 2014 relative to asset retirement obligations. During 2015, we recognized favorable amortization adjustments of $0.9 million, compared to favorable amortization adjustments of $6.1 million during 2014.

•
Selling, general and administrative expenses unfavorably impacted operating income margin primarily due to higher wages and payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation.

West Region
Revenue for 2015 increased 7.0% from 2014 primarily due to acquisitions, including a waste management contract with the County of Sonoma, California that was executed in April 2015. On an aggregate basis, acquisitions increased revenue by $142.1 million. Excluding the impact of acquisitions, revenue increased due to increases in average yield in all lines of business and volume increases in all collection lines of business. Additionally, revenue increased due to volume increases in our landfill line of business, except for our base energy services waste volumes. Partially offsetting these revenue increases was lower recycled commodity revenue due to the decline in commodity prices.
Operating income in our West Region increased from $825.7 million for 2014 to $832.4 million for 2015. Operating margin decreased from 23.6% for 2014 to 22.3% for 2015. Overall, our operating margins were unfavorably impacted due to the impact of commodity prices on our recycling business and higher integration, transition and operating costs in our acquired energy services business. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin primarily due to higher labor and related benefits, transfer and disposal costs, and repair and maintenance costs. Partially offsetting these unfavorable items were lower fuel costs resulting from lower prices of diesel fuel.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin primarily due to higher asset acquisition costs. Landfill depletion and amortization also was unfavorably impacted by the unfavorable amortization adjustment of $0.3 million in 2015, compared to the favorable amortization adjustment of $5.6 million that occurred during 2014 due to an increase in deemed airspace at one of our active landfills. Additionally, landfill depletion and amortization was unfavorably impacted in the aggregate by increased landfill disposal volumes and an overall increase in our average depletion rate.

•
Selling, general and administrative expenses unfavorably impacted operating income margin primarily due to higher labor and related benefits, and acquisition-related transaction and integration costs associated with our recent acquisitions.

Corporate Entities
Operating loss in our Corporate Entities decreased from $525.8 million for 2014 to $276.3 million for 2015 primarily due to an insurance recovery of $50.0 million related to our closed Bridgeton Landfill during 2015, compared to unfavorable remediation and litigation adjustments in 2014 of $227.1 million. Partially offsetting this improvement were additional costs associated with strategic growth initiatives, as well as acquisition-related transaction costs primarily associated with our acquisition of Tervita in February 2015. Additionally, we recognized an unfavorable impact from higher labor and related benefits, including management incentive compensation.
2014 compared to 2013
East Region
Revenue for 2014 increased 1.8% from 2013 primarily due to increases in average yield in all lines of business except for landfill construction and demolition. Volumes increased in our small-container commercial and large-container industrial collection, transfer station, and landfill special waste and construction and demolition lines of business but were partially offset by the decline in volume in our residential collection line of business. These increases were also partially offset by lower recycled commodity revenue.
Operating income in our East Region decreased from $451.0 million for 2013, or an 18.4% operating margin, to $429.6 million for 2014, or a 17.2% operating margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin primarily due to higher repair and maintenance costs, increased labor and benefits, and utility costs resulting largely from unfavorable weather conditions during the first quarter of 2014. These unfavorable items were partially offset by lower cost of goods sold and decreased fuel costs due to lower diesel fuel prices.

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

•
Selling, general and administrative expenses unfavorably impacted operating income primarily due to $10.6 million of legal settlement charges from matters occurring in the ordinary course of business, compared to $3.1 million of legal settlement charges in 2013.

Central Region
Revenue for 2014 increased 4.7% from 2013 primarily due to average yield increases in our small-container commercial and large-container industrial collection and transfer station lines of business, as well as volume increases in all collection and landfill lines of business except for construction and demolition. These increases were partially offset by lowered recycled commodity revenue and a decrease in volume in our transfer station line of business.
Operating income increased and operating margin decreased in our Central Region from $494.5 million for 2013, or a 19.7% operating margin, to $503.6 million for 2014, or a 19.1% operating margin.

The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin primarily due to decreased fuel costs resulting from lower diesel fuel prices, partially offset by higher repair and maintenance costs and cost of goods sold.

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

West Region
Revenue for 2014 increased 5.1% from 2013 due to increases in average yield in all core lines of business and increases in volume in our collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste volumes.
Operating income in our West Region increased from $766.6 million for 2013, or a 23.1% operating margin, to $825.7 million for 2014, or a 23.6% operating margin, primarily as a result of increased revenue and the following:

•	Cost of operations favorably impacted operating income margin primarily due to decreased fuel costs resulting from lower diesel fuel prices, partially offset by higher cost of goods sold.

•
Landfill depletion was favorably impacted by the amortization adjustments of $5.6 million primarily due to an increase in deemed probable airspace expansion at one of our active landfills in 2014. Partially offsetting this favorable impact was higher depletion rates resulting from the acquisition of the San Angelo Landfill in the third quarter of 2014.

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

Corporate Entities
Operating loss in our Corporate Entities increased from $501.8 million for 2013 to $525.8 million for 2014. The increase in operating loss primarily relates to unfavorable remediation and litigation adjustments in 2014 of $227.1 million recorded at our closed Bridgeton Landfill, compared to $108.7 million recorded in 2013. Additionally, during 2013 we recorded a net favorable adjustment of $8.3 million resulting from a change in our estimated future bad debts, favorable remediation adjustments of $17.1 million relating to changes in the estimated timing of payments for our remediation obligations and a favorable remediation adjustment for a closed landfill site of $12.1 million, which did not recur in 2014. Partially offsetting this increase in operating loss was a charge to earnings of $140.7 million in 2013 for our partial withdrawal liability from the Fund and Puerto Rico multiemployer pension plans, which also did not recur in 2014.
Restructuring
In January 2016, we realigned our field support functions by combining two organizational layers into one. This includes the elimination of our three regions, the consolidation of our 20 areas into 10 and the streamlining of select roles at our Phoenix headquarters.  The areas will be grouped and overseen by two Executive Vice Presidents of Operations.  In connection with our restructuring we will further evaluate our 2016 reporting segments.
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
Available Airspace

	Balance as of December 31, 2014	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2015
Cubic yards (in millions):
Permitted airspace	4,584.1	—	7.2	61.6	(77.0)	100.6	4,676.5
Probable expansion airspace	261.7	56.4		(23.7)	—	(4.3)	290.1
Total cubic yards (in millions)	4,845.8	56.4	7.2	37.9	(77.0)	96.3	4,966.6
Number of sites:
Permitted airspace	189		4	—			193
Probable expansion airspace	10	4		(2)			12

	Balance as of December 31, 2013	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2014
Cubic yards (in millions):
Permitted airspace	4,650.6	—	—	79.8	(74.6)	(71.7)	4,584.1
Probable expansion airspace	222.9	66.5	—	(59.4)	—	31.7	261.7
Total cubic yards (in millions)	4,873.5	66.5	—	20.4	(74.6)	(40.0)	4,845.8
Number of sites:
Permitted airspace	190			(1)			189
Probable expansion airspace	9	4		(3)			10

	Balance as of December 31, 2012	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2013
Cubic yards (in millions):
Permitted airspace	4,562.5	—	—	164.4	(73.3)	(3.0)	4,650.6
Probable expansion airspace	260.4	18.6	—	(51.1)	—	(5.0)	222.9
Total cubic yards (in millions)	4,822.9	18.6	—	113.3	(73.3)	(8.0)	4,873.5
Number of sites:
Permitted airspace	191			(1)			190
Probable expansion airspace	10	1		(2)			9
Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
As of December 31, 2015, we owned or operated 193 active solid waste landfills with total available disposal capacity estimated to be 4,966.6 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2015, total available disposal capacity is estimated to be 4,676.5 million in-place cubic yards of permitted airspace plus 290.1 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information. Also see our "Critical Accounting Judgments and Estimates" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2015, twelve of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these twelve landfills have an estimated remaining average site life of 46 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 65 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2015:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	19	—	19	9.8%
6 to 10 years	14	—	14	7.3
11 to 20 years	34	2	36	18.7
21 to 40 years	41	3	44	22.7
41+ years	73	7	80	41.5
Total	181	12	193	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2015, accrued final capping, closure and post-closure costs were $1,181.6 million, of which $87.4 million were current and $1,094.2 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
Remediation and Other Charges for Landfill Matters
It is reasonably possible that we will need to adjust our liabilities to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2015, we paid $34.5 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2015, the remediation liability recorded for this site is $217.5 million, of which $21.7 million is expected to be paid during 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of December 31, 2015.
During 2015, we collected an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations during the year ended December 31, 2015.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2015 is $78.5 million, of which $3.4 million is expected to be paid during 2016. We believe the remaining reasonably possible high end of our range would be approximately $16 million higher than the amount recorded as of December 31, 2015. Because favorable developments have occurred with respect to (1) the volume of leachate pumped at the site and (2) our ability to dispose of leachate in the local publicly owned treatment works, we no longer need to expand the onsite treatment facility and our expected costs have decreased from prior years. Further, the majority of the Final Order requirements have been satisfied and the site now is primarily going through routine operation for a closed landfill. Accordingly, we will omit the Congress Landfill from future reports.
Investment in Landfills
The following tables reflect changes in our investment in landfills for the years ended December 31, 2015, 2014 and 2013 and the future expected investment as of December 31, 2015 (in millions):

	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2015
Non-depletable landfill land	$162.2	$1.9	$—	$—	$—	$—	$1.5	$—	$165.6
Landfill development costs	5,645.3	4.6	—	173.1	39.4	—	235.4	(19.7)	6,078.1
Construction-in-progress -landfill	140.8	287.6	—	—	—	—	(236.8)	—	191.6
Accumulated depletion and amortization	(2,437.4)	—	—	—	—	(286.7)	0.5	0.6	(2,723.0)
Net investment in landfill land and development costs	$3,510.9	$294.1	$—	$173.1	$39.4	$(286.7)	$0.6	$(19.1)	$3,712.3

	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2014
Non-depletable landfill land	$164.2	$—	$(2.0)	$—	$—	$—	$—	$—	$162.2
Landfill development costs	5,392.7	4.9	(0.3)	26.6	38.6	—	195.0	(12.2)	5,645.3
Construction-in-progress -landfill	72.5	261.5	—	—	—	—	(193.2)	—	140.8
Accumulated depletion and amortization	(2,160.2)	—	0.1	—	—	(276.5)	—	(0.8)	(2,437.4)
Net investment in landfill land and development costs	$3,469.2	$266.4	$(2.2)	$26.6	$38.6	$(276.5)	$1.8	$(13.0)	$3,510.9

	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2013
Non-depletable landfill land	$166.0	$2.3	$(4.3)	$—	$—	$—	$0.2	$—	$164.2
Landfill development costs	5,018.0	2.6	—	—	36.5	—	323.6	12.0	5,392.7
Construction-in-progress -landfill	134.5	259.5	—	—	—	—	(321.5)	—	72.5
Accumulated depletion and amortization	(1,896.4)	—	—	—	—	(262.2)	(1.9)	0.3	(2,160.2)
Net investment in landfill land and development costs	$3,422.1	$264.4	$(4.3)	$—	$36.5	$(262.2)	$0.4	$12.3	$3,469.2

	Balance as of December 31, 2015	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$165.6	$—	$165.6
Landfill development costs	6,078.1	8,153.3	14,231.4
Construction-in-progress - landfill	191.6	—	191.6
Accumulated depletion and amortization	(2,723.0)	—	(2,723.0)
Net investment in landfill land and development costs	$3,712.3	$8,153.3	$11,865.6
The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Number of landfills owned or operated	193	189	190
Net investment, excluding non-depletable land (in millions)	$3,546.7	$3,348.7	$3,305.0
Total estimated available disposal capacity (in millions of cubic yards)	4,966.6	4,845.8	4,873.5
Net investment per cubic yard	$0.71	$0.69	$0.68
Landfill depletion and amortization expense (in millions)	$285.3	$263.0	$261.9
Accretion expense (in millions)	79.4	78.0	76.6
	364.7	341.0	338.5
Airspace consumed (in millions of cubic yards)	77.0	74.6	73.3
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.74	$4.57	$4.62
During 2015 and 2014, our average compaction rate was approximately 2,000 pounds per cubic yard based on a three-year historical moving average.
As of December 31, 2015, we expect to spend an estimated additional $8.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $11.7 billion, or $2.36 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2015
Land	$401.3	$0.3	$(0.6)	$23.6	$—	$—	$0.8	$425.4
Non-depletable landfill land	162.2	1.9	—	—	—	—	1.5	165.6
Landfill development costs	5,645.3	4.6	—	173.1	39.4	(19.7)	235.4	6,078.1
Vehicles and equipment	5,834.1	547.4	(301.1)	78.5	—	—	52.9	6,211.8
Buildings and improvements	1,002.3	47.3	(3.9)	54.9	—	—	(2.0)	1,098.6
Construction-in-progress - landfill	140.8	287.6	—	—	—	—	(236.8)	191.6
Construction-in-progress - other	10.1	66.7	—	1.4	—	—	(52.7)	25.5
Total	$13,196.1	$955.8	$(305.6)	$331.5	$39.4	$(19.7)	$(0.9)	$14,196.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2014	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2015
Landfill development costs	$(2,437.4)	$(286.7)	$—	$—	$0.6	$0.5	$(2,723.0)
Vehicles and equipment	(3,273.3)	(566.6)	284.5	—	—	0.4	(3,555.0)
Buildings and improvements	(320.1)	(48.8)	3.0	—	—	0.1	(365.8)
Total	$(6,030.8)	$(902.1)	$287.5	$—	$0.6	$1.0	$(6,643.8)

	Gross Property and Equipment
	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2014
Land	$377.6	$0.7	$(2.8)	$25.7	$—	$—	$0.1	$401.3
Non-depletable landfill land	164.2	—	(2.0)	—	—	—	—	162.2
Landfill development costs	5,392.7	4.9	(0.3)	26.6	38.6	(12.2)	195.0	5,645.3
Vehicles and equipment	5,403.7	530.4	(155.3)	39.1	—	—	16.2	5,834.1
Buildings and improvements	935.6	28.9	(3.3)	11.3	—	—	29.8	1,002.3
Construction-in-progress - landfill	72.5	261.5	—	—	—	—	(193.2)	140.8
Construction-in-progress - other	13.3	48.7	—	—	—	—	(51.9)	10.1
Total	$12,359.6	$875.1	$(163.7)	$102.7	$38.6	$(12.2)	$(4.0)	$13,196.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2013	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2014
Landfill development costs	$(2,160.2)	$(276.5)	$0.1	$—	$(0.8)	$—	$(2,437.4)
Vehicles and equipment	(2,883.8)	(535.0)	145.4	—	—	0.1	(3,273.3)
Buildings and improvements	(278.8)	(42.6)	1.1	—	—	0.2	(320.1)
Total	$(5,322.8)	$(854.1)	$146.6	$—	$(0.8)	$0.3	$(6,030.8)

	Gross Property and Equipment
	Balance as of December 31, 2012	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2013
Land	$376.9	$0.1	$(1.1)	$—	$—	$—	$1.7	$377.6
Non-depletable landfill land	166.0	2.3	(4.3)	—	—	—	0.2	164.2
Landfill development costs	5,018.0	2.6	—	—	36.5	12.0	323.6	5,392.7
Vehicles and equipment	4,946.4	546.9	(144.6)	18.0	—	—	37.0	5,403.7
Buildings and improvements	864.2	28.9	(2.0)	0.1	—	—	44.4	935.6
Construction-in-progress - landfill	134.5	259.5	—	—	—	—	(321.5)	72.5
Construction-in-progress - other	53.3	42.3	—	—	—	—	(82.3)	13.3
Total	$11,559.3	$882.6	$(152.0)	$18.1	$36.5	$12.0	$3.1	$12,359.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2012	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2013
Landfill development costs	$(1,896.4)	$(262.2)	$—	$—	$0.3	$(1.9)	$(2,160.2)
Vehicles and equipment	(2,512.3)	(507.7)	135.8	—	—	0.4	(2,883.8)
Buildings and improvements	(240.3)	(39.7)	1.5	—	—	(0.3)	(278.8)
Total	$(4,649.0)	$(809.6)	$137.3	$—	$0.3	$(1.8)	$(5,322.8)
Liquidity and Capital Resources
The major components of changes in cash flows for 2015, 2014 and 2013 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars):

	2015	2014	2013
Net cash provided by operating activities	$1,679.7	$1,529.8	$1,548.2
Net cash used in investing activities	(1,482.8)	(959.8)	(933.9)
Net cash used in financing activities	(239.7)	(708.1)	(468.6)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2015 and 2014 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $316.7 million in 2015, compared to a decrease of $295.6 million in 2014, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $15.7 million during 2015 due to the timing of billings net of collections, compared to a $54.3 million increase in 2014. As of December 31, 2015 and 2014, our days sales outstanding were 38 days, or 26 and 25 days net of deferred revenue, respectively.

•	Our accounts payable increased $35.6 million and $3.3 million during 2015 and 2014, respectively, due to the timing of payments as of December 31, 2015.

•	Cash paid for capping, closure and post-closure obligations was $33.8 million higher during 2015 compared to 2014 primarily due to required capping at one of our landfills that closed during 2015.

•	Cash paid for remediation obligations was $19.4 million lower during 2015 compared to 2014 primarily due to remediation activity at our closed Bridgeton Landfill.

•	In December 2015 we settled outstanding liabilities with respect to the withdrawal events and paid $153.5 million to the Fund.
In addition, cash paid for income taxes was approximately $321 million and $382 million for 2015 and 2014, respectively. Income taxes paid in 2015 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015. Cash paid for interest was $327.6 million and $320.2 million for 2015 and 2014, respectively.
The most significant items affecting the comparison of our operating cash flows for 2014 and 2013 are summarized below:
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $295.6 million in 2014, compared to a decrease of $256.6 million in 2013, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $54.3 million during 2014 due to the timing of billings, net of collections, compared to a $61.6 million increase in 2013. As of December 31, 2014 and 2013, our days sales outstanding were 38 days, or 25 and 26 days net of deferred revenue, respectively.

•	Our prepaid expenses and other assets increased $41.3 million during 2014 which is primarily due to the timing of withdrawals to fund payroll, compared to an $11.4 million increase in 2013.

•	Our accounts payable increased $3.3 million and $37.9 million during 2014 and 2013, respectively, due to the timing of payments as of December 31, 2014.

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

•	Cash paid for remediation obligations was $23.1 million lower during 2014 compared to 2013 primarily due to remediation activity at our closed Bridgeton Landfill.

•
Our other liabilities decreased $32.1 million during 2014 primarily due to the timing of payment for certain tax related accruals and other accrued expenses, as compared to a $2.4 million increase in 2013.

In addition, cash paid for income taxes was approximately $382 million and $288 million for 2014 and 2013, respectively. The increase was primarily due to higher expected taxable income and the related deductible timing differences associated with certain remediation charges.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2015, 2014 and 2013 are summarized below:

•
Capital expenditures during 2015 were $945.6 million, compared with $862.5 million for 2014 and $880.8 million for 2013. Property and equipment received during 2015, 2014 and 2013 was $953.0 million, $872.9 million and $879.8 million, respectively.

•	Proceeds from sales of property and equipment during 2015 were $21.2 million, compared to $35.7 million for 2014 and $23.9 million for 2013.

•	During 2015, 2014 and 2013, we paid $572.7 million, $195.7 million and $68.7 million, respectively, for business acquisitions.

•
Our restricted cash and marketable securities balance decreased (increased) $15.3 million, $70.8 million and $(5.5) million for 2015, 2014 and 2013, respectively. The decrease of $15.3 million during 2015 is due to a release of funds restricted for certain construction related activities, whereas the decrease of $70.8 million during 2014 was due to a release of restricted investments related to a change in certain of our closure and post-closure obligation requirements and a release of restricted investments related to our insurance programs. The increase of $5.5 million during 2013 was primarily due to investments in restricted cash related to our insurance program. We received $50.0 million and

$25.0 million in connection with issuances of tax-exempt bonds during 2014 and 2013, respectively. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $18.7 million, $51.1 million and $27.8 million during 2015, 2014 and 2013, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2015, 2014 and 2013 are summarized below:

•
During 2015, we issued $500.0 million of notes for net cash proceeds of $497.9 million. Net proceeds of notes payable and long-term debt were $2.7 million during 2015, compared to net payments of $15.1 million and $58.9 million during 2014 and 2013, respectively. For a more detailed discussion, see the "Financial Condition" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization. As of December 31, 2015, there were $855.5 million remaining under our share repurchase authorization. During 2015, we repurchased 9.8 million shares of our stock for $404.7 million. During 2014, we repurchased 11.1 million shares of our stock for $400.4 million.

•
In July 2015, our board of directors approved an increase in our quarterly dividend to $0.30 per share. Dividends paid were $399.3 million, $378.6 million and $348.5 million for 2015, 2014 and 2013, respectively.

Financial Condition
Cash and Cash Equivalents
As of December 31, 2015, we had $32.4 million of cash and cash equivalents and $100.3 million of restricted cash deposits and restricted marketable securities, including $2.1 million of restricted cash and marketable securities held for capital expenditures under certain debt facilities, $16.8 million pursuant to a holdback arrangement, $27.3 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $54.1 million of restricted cash and marketable securities related to our insurance obligations.
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
We may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We may also explore opportunities in the capital markets to fund redemptions should market conditions be favorable. Early extinguishment of debt will result in an impairment charge in the period in which the debt is repaid. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the relative portion of unamortized note discounts and debt issue costs.
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
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the

Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders.
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2015, our EBITDA to interest ratio was 7.17 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.89 compared to the 3.75 maximum allowed by the covenants. In connection with entering into the Replacement Credit Facility and Amendment No. 3 to the Existing Credit Facility, our maximum total debt to EBITDA ratio was increased to 3.75 for each fiscal quarter ending before and including December 31, 2015, and 3.50 for each fiscal quarter ending thereafter. As of December 31, 2015, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2016.
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
Availability under our Credit Facilities totaled $1,727.7 million and $1,615.4 million as of December 31, 2015 and 2014, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of December 31, 2015 and 2014, we had no borrowings under our Credit Facilities. We had $503.3 million and $615.1 million of letters of credit outstanding under our Credit Facilities as of December 31, 2015 and 2014, respectively.
We also have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2015, we had $19.0 million of borrowings under our Uncommitted Credit Facility.
Senior Notes and Debentures

During 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during 2015.
As of December 31, 2015 and 2014, we had $6,364.6 million and $5,863.6 million, respectively, of unsecured senior notes and debentures outstanding with maturities ranging from 2018 to 2041.
Interest Rate Swap Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2015, these swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For 2015 and 2014, we recognized $7.5 million and $7.7 million, respectively, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.

Tax-Exempt Financings
As of December 31, 2015 and 2014, we had $1,079.1 million and $1,083.8 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
As of December 31, 2015, we had $100.3 million of restricted cash and marketable securities, of which $2.1 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Fuel Hedges
We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges). For a summary of our outstanding fuel hedges as of December 31, 2015, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregate fair values of our outstanding fuel hedges as of December 31, 2015 and 2014 were current liabilities of $37.8 million and $34.4 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets.
The effective portions of the changes in fair values as of December 31, 2015 and 2014, net of tax, of $22.3 million and $20.3 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive loss.
During 2015 and 2014, approximately 20% of our fuel volume purchases were hedged with swap agreements. Additionally, we generally recover approximately 80% of our fuel costs with fuel recovery fees from customers.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We had no outstanding recycling commodity hedges as of December 31, 2015 and December 31, 2014. For further discussion, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2016	$26.1	$4.7	$323.7	$87.4	$62.4	$251.9	$756.2
2017	26.9	5.0	323.5	106.5	89.3	92.4	643.6
2018	24.3	705.6	310.1	96.7	62.9	52.7	1,252.3
2019	22.3	689.8	296.5	83.3	64.8	38.7	1,195.4
2020	20.8	926.2	239.0	90.5	62.4	32.9	1,371.8
Thereafter	92.8	5,304.5	2,243.4	5,571.5	546.5	557.1	14,315.8
Total	$213.2	$7,635.8	$3,736.2	$6,035.9	$888.3	$1,025.7	$19,535.1
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2015 for variable rate debt. The impact of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes is also included based on the floating rates in effect as of December 31, 2015.

The present value of capital lease obligations is included in our consolidated balance sheets.
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2015 and for liabilities yet to be incurred over the remaining life of our landfills.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2016, although the mix of Financial Assurance Instruments may change.
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
The following table calculates our free cash flow for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars):

	2015	2014	2013
Cash provided by operating activities	$1,679.7	$1,529.8	$1,548.2
Purchases of property and equipment	(945.6)	(862.5)	(880.8)
Proceeds from sales of property and equipment	21.2	35.7	23.9
Free cash flow	$755.3	$703.0	$691.3
For a discussion of the changes in the components of free cash flow, see our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table reconciles property and equipment reflected in the consolidated statements of cash flows to property and equipment received for the years ended December 31, 2015, 2014 and 2013 (in millions of dollars):

	2015	2014	2013
Purchases of property and equipment per the consolidated statements of cash flows	$945.6	$862.5	$880.8
Adjustments for property and equipment received during the prior period but paid for in the following period, net	7.4	10.4	(1.0)
Property and equipment received during the period	$953.0	$872.9	$879.8
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
Landfill Development Costs
We use life-cycle accounting and the units-of-consumption method to recognize landfill development costs over the life of the site. In life-cycle accounting, all current and future capitalized costs to acquire and construct a site are calculated, and charged to expense based on the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are also capitalized, and amortized on a units-of-consumption basis as airspace is consumed. Cost and airspace estimates are developed at least annually by engineers.
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
Landfill retirement obligation liabilities and assets.    Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (2.0% in 2015, 2.3% in 2014, and 2.5% in 2013).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (4.75% in 2015, 4.5% in 2014, and 5.0% in 2013).
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
Goodwill Recoverability
We have historically evaluated goodwill for impairment annually as of December 31, or when an indicator of impairment exists. During 2015 we changed the date of our annual goodwill impairment assessment for our reporting units to October 1st. This voluntary change in the annual goodwill testing date is a change in accounting principle, which we believe is preferable as it better aligns the timing of the assessment with our planning and forecasting process and also provides additional time to complete our annual assessment in advance of our year-end reporting. This change in assessment date was applied prospectively and did not delay, accelerate or avoid a potential impairment charge.
We test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.
During 2015, we managed and evaluated our operations through three regions: East, Central and West. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 3% to 5%; (2) future estimated effective tax rates, which we estimate to be 40%; (3) future estimated capital expenditures as well as future required investments in working capital; (4) estimated discount rates, which we estimate to range between 6% and 8%; and (5) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation using market value multiples include: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) the estimated control premium a willing buyer is likely to pay.
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
In preparing our annual test for impairment as of October 1, 2015, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control.
As of October 1, 2015, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 50% on average and, therefore, we noted no indicators of impairment at our reporting units.
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

In January 2016, we realigned our field support functions by combining two organizational layers into one. This includes the elimination of our three regions, the consolidation of our 20 areas into 10 and the streamlining of select roles at our Phoenix headquarters.  The areas will be grouped and overseen by two Executive Vice Presidents of Operations.  In connection with our restructuring, we will further evaluate our 2016 reporting segments.  We have considered the implications of our restructuring on our reporting units used to measure for goodwill impairment, and we have noted no indicators of goodwill impairment.
Income Taxes
Our income tax expense, deferred taxes and liabilities for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to U.S. federal income taxes and to the income taxes of numerous states and Puerto Rico. Significant judgments and estimates are required in determining the combined income tax expense.
Deferred income taxes arise from temporary differences between the financial reporting and income tax bases of assets (other than non-deductible goodwill) and liabilities, which will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce our provision for income taxes.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record unrecognized tax benefits as liabilities in accordance with ASC 740 when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities, deferred income taxes and other long-term tax liabilities in our consolidated balance sheets. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
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

•
We are regularly under examination or administrative review by various taxing authorities. The Internal Revenue Code, state tax laws and income tax regulations are a complex set of rules that we must interpret and apply. Positions taken in tax years under examination or subsequent years are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken by us or by companies we have acquired are disallowed by the taxing authorities.

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
The Plan’s assets are invested as determined by our Employee Benefits Committee. As of December 31, 2015, the plan assets were invested in fixed income funds, equity funds and cash. The Employee Benefits Committee annually reviews and adjusts the plan’s asset allocation as deemed necessary. As of December 31, 2015 and 2014, the Plan was underfunded by $5.4 million and $4.2 million, respectively.
Residual risk:

•
Changes in the plan’s investment mix and performance of the equity and bond markets and fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions.

Assumptions.  The benefit obligation and associated income or expense related to the Plan are determined based on assumptions concerning items such as discount rates, mortality rates, expected rates of return and average rates of compensation increases. Our assumptions are reviewed annually and adjusted as deemed necessary.
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

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value as of December 31, 2015
Fixed rate debt:
Amount outstanding (in millions)	$4.7	$5.0	$705.6	$654.8	$855.0	$4,424.3	$6,649.4	$7,209.4
Average interest rates	7.3%	7.3%	3.8%	5.5%	5.0%	5.0%	4.9%
Variable rate debt:
Amount outstanding (in millions)	$—	$—	$—	$35.0	$71.2	$880.2	$986.4	$986.4
Average interest rates	—%	—%	—%	0.6%	0.5%	0.6%	0.6%
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value recorded in purchase accounting totaling $61.6 million. Additionally, during the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2015. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
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
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $22 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $22 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in indirect fuel recovery fees from our vendors.
Our fuel costs were $362.4 million in 2015, or 4.0% of revenue, compared to $500.0 million in 2014, or 5.7% of revenue, and $516.7 million in 2013, or 6.1% of revenue.

For additional discussion and detail of our fuel hedges, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.

Commodities Prices
We market recycled products such as cardboard and newspaper from our recycling centers. Market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.
Revenue from sales of these products in 2015, 2014 and 2013 was $372.0 million, $405.8 million and $374.6 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Republic Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on Republic Services, Inc.'s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tervita, LLC, which is included in the 2015 consolidated financial statements of Republic Services, Inc. and constituted approximately $500 million of total assets as of December 31, 2015 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of Republic Services, Inc. also did not include an evaluation of the internal control over financial reporting of Tervita, LLC.
In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Republic Services, Inc. and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 11, 2016

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$32.4	$75.2
Accounts receivable, less allowance for doubtful accounts and other of $46.7 and $38.9, respectively	962.9	930.4
Prepaid expenses and other current assets	235.0	263.4
Deferred tax assets	—	122.0
Total current assets	1,230.3	1,391.0
Restricted cash and marketable securities	100.3	115.6
Property and equipment, net	7,552.8	7,165.3
Goodwill	11,145.5	10,830.9
Other intangible assets, net	246.4	298.9
Other assets	301.9	292.3
Total assets	$20,577.2	$20,094.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$577.4	$527.3
Notes payable and current maturities of long-term debt	5.5	10.4
Deferred revenue	313.9	306.3
Accrued landfill and environmental costs, current portion	149.8	164.3
Accrued interest	71.6	67.0
Other accrued liabilities	716.6	750.7
Total current liabilities	1,834.8	1,826.0
Long-term debt, net of current maturities	7,568.7	7,050.8
Accrued landfill and environmental costs, net of current portion	1,677.9	1,677.5
Deferred income taxes and other long-term tax liabilities	1,131.8	1,149.0
Insurance reserves, net of current portion	278.1	298.0
Other long-term liabilities	309.3	344.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 346.0 and 414.4 issued including shares held in treasury, respectively	3.5	4.1
Additional paid-in capital	4,677.7	6,876.9
Retained earnings	3,138.3	2,795.0
Treasury stock, at cost (0.4 and 61.7 shares, respectively)	(14.9)	(1,901.8)
Accumulated other comprehensive loss, net of tax	(30.5)	(28.9)
Total Republic Services, Inc. stockholders’ equity	7,774.1	7,745.3
Noncontrolling interests	2.5	2.5
Total stockholders’ equity	7,776.6	7,747.8
Total liabilities and stockholders’ equity	$20,577.2	$20,094.0
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$9,115.0	$8,803.3	$8,417.2
Expenses:
Cost of operations	5,518.6	5,643.1	5,234.7
Depreciation, amortization and depletion	970.6	906.9	877.4
Accretion	79.4	78.0	76.6
Selling, general and administrative	983.1	918.9	853.8
Negotiation and withdrawal costs - Central States Pension and Other Funds	4.5	1.5	157.7
Loss (gain) on disposition of assets and impairments, net	—	20.0	(1.9)
Restructuring charges	—	1.8	8.6
Operating income	1,558.8	1,233.1	1,210.3
Interest expense	(364.9)	(348.7)	(360.0)
Loss on extinguishment of debt	—	(1.4)	(2.1)
Interest income	0.8	0.6	0.7
Other income, net	1.2	1.7	2.3
Income before income taxes	1,195.9	885.3	851.2
Provision for income taxes	445.5	337.4	262.1
Net income	750.4	547.9	589.1
Net income attributable to noncontrolling interests	(0.5)	(0.3)	(0.2)
Net income attributable to Republic Services, Inc.	$749.9	$547.6	$588.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$2.14	$1.54	$1.63
Weighted average common shares outstanding	350.0	356.7	362.1
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$2.13	$1.53	$1.62
Weighted average common and common equivalent shares outstanding	351.4	358.1	363.4
Cash dividends per common share	$1.16	$1.08	$0.99
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2015	2014	2013
Net income	$750.4	$547.9	$589.1
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	(16.4)	0.3	1.7
Realized loss (gain) reclassified into earnings	18.7	1.2	(0.2)
Unrealized (loss) gain	(2.0)	(24.1)	2.3
Pension activity:
Change in funded status of pension plan obligations	(1.9)	(9.3)	7.1
Gain related to pension settlement reclassified to earnings	—	—	(2.1)
Other comprehensive (loss) income, net of tax	(1.6)	(31.9)	8.8
Comprehensive income	748.8	516.0	597.9
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.3)	(0.2)
Comprehensive income attributable to Republic Services, Inc.	$748.3	$515.7	$597.7
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income, Net of Tax	Noncontrolling Interests	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2012	405.2	$4.1	$6,588.9	$2,403.2	(44.1)	$(1,287.1)	$(5.8)	$2.4	$7,705.7
Net income	—	—	—	588.9	—	—	—	0.2	589.1
Change in the value of derivative instruments, net of tax of $1.0	—	—	—	—	—	—	3.8	—	3.8
Employee benefit plan liability adjustments, net of tax of $12.2	—	—	—	—	—	—	5.0	—	5.0
Cash dividends declared	—	—	—	(357.3)	—	—	—	—	(357.3)
Issuances of common stock	5.8	—	158.8	—	—	—	—	—	158.8
Stock-based compensation	—	—	17.2	(2.1)	—	—	—	—	15.1
Purchase of common stock for treasury	—	—	—	—	(6.5)	(214.1)	—	—	(214.1)
Balance as of December 31, 2013	411.0	4.1	6,764.9	2,632.7	(50.6)	(1,501.2)	3.0	2.6	7,906.1
Net income	—	—	—	547.6	—	—	—	0.3	547.9
Change in the value of derivative instruments, net of tax of $15.1	—	—	—	—	—	—	(22.6)	—	(22.6)
Employee benefit plan liability adjustments, net of tax of $6.3	—	—	—	—	—	—	(9.3)	—	(9.3)
Cash dividends declared	—	—	—	(383.6)	—	—	—	—	(383.6)
Issuances of common stock	3.4	—	92.9	—	—	—	—	—	92.9
Stock-based compensation	—	—	19.1	(1.7)	—	—	—	—	17.4
Purchase of common stock for treasury	—	—	—	—	(11.1)	(400.6)	—	—	(400.6)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of December 31, 2014	414.4	4.1	6,876.9	2,795.0	(61.7)	(1,901.8)	(28.9)	2.5	7,747.8
Net income	—	—	—	749.9	—	—	—	0.5	750.4
Change in the value of derivative instruments, net of tax of $0.6	—	—	—	—	—	—	0.3	—	0.3
Employee benefit plan liability adjustments, net of tax of $1.2	—	—	—	—	—	—	(1.9)	—	(1.9)
Cash dividends declared	—	—	—	(404.3)	—	—	—	—	(404.3)
Issuances of common stock	2.8	—	74.3	—	—	—	—	—	74.3
Stock-based compensation	—	—	21.2	(2.3)	—	—	—	—	18.9
Purchase of common stock for treasury	—	—	—	—	(9.9)	(408.4)	—	—	(408.4)
Shares returned to unissued status	(71.2)	(0.6)	(2,294.7)		71.2	2,295.3	—	—	—
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance as of December 31, 2015	346.0	3.5	$4,677.7	$3,138.3	(0.4)	$(14.9)	$(30.5)	$2.5	$7,776.6
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2015	2014	2013
Cash provided by operating activities:
Net income	$750.4	$547.9	$589.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,050.0	984.9	954.0
Non-cash interest expense	47.1	44.8	47.5
Restructuring related charges	—	1.8	8.6
Stock-based compensation	18.9	17.4	19.2
Deferred tax provision (benefit)	116.7	(9.0)	(38.5)
Provision for doubtful accounts, net of adjustments	22.7	22.6	16.1
Loss on extinguishment of debt	—	1.4	2.1
Gain on disposition of assets, net and asset impairments	(1.6)	(14.7)	(11.0)
Withdrawal liability - Central States Pension Fund and Other Funds	4.5	—	140.7
Environmental adjustments	(1.6)	233.2	83.7
Excess income tax benefit from stock-based compensation activity and other non-cash items	(10.7)	(4.9)	(6.7)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(15.7)	(54.3)	(61.6)
Prepaid expenses and other assets	(8.7)	(41.3)	(11.4)
Accounts payable	35.6	3.3	37.9
Restructuring expenditures	—	(1.3)	(15.8)
Capping, closure and post-closure expenditures	(88.4)	(54.6)	(85.6)
Remediation expenditures	(80.0)	(99.4)	(122.5)
Withdrawal expenditures - Central States Pension Fund	(153.5)	(15.9)	—
Other liabilities	(6.0)	(32.1)	2.4
Cash provided by operating activities	1,679.7	1,529.8	1,548.2
Cash used in investing activities:
Purchases of property and equipment	(945.6)	(862.5)	(880.8)
Proceeds from sales of property and equipment	21.2	35.7	23.9
Cash used in business acquisitions, net of cash acquired	(572.7)	(195.7)	(68.7)
Cash proceeds from divestitures, net of cash divested	—	—	2.7
Change in restricted cash and marketable securities	15.3	70.8	(5.5)
Other	(1.0)	(8.1)	(5.5)
Cash used in investing activities	(1,482.8)	(959.8)	(933.9)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	918.4	1,383.3	1,219.2
Proceeds from issuance of senior notes, net of discount	497.9	—	—
Payments of notes payable and long-term debt	(915.7)	(1,398.4)	(1,278.1)
Fees paid to issue senior notes and retire certain hedging relationships	(3.2)	(4.0)	(1.6)
Issuances of common stock	65.9	88.6	150.8
Excess income tax benefit from stock-based compensation activity	8.5	4.3	3.8
Purchases of common stock for treasury	(404.7)	(400.6)	(214.1)
Cash dividends paid	(399.3)	(378.6)	(348.5)
Distributions paid to noncontrolling interests	(0.5)	(0.4)	(0.2)
Other	(7.0)	(2.3)	0.1
Cash used in financing activities	(239.7)	(708.1)	(468.6)
(Decrease) increase in cash and cash equivalents	(42.8)	(138.1)	145.7
Cash and cash equivalents at beginning of year	75.2	213.3	67.6
Cash and cash equivalents at end of year	$32.4	$75.2	$213.3
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and energy services in the United States, as measured by revenue. During 2015, we managed and evaluated our operations through three geographic regions - East, Central and West, which we identified as our reportable segments.
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
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2015 and 2014, there were net book credit balances of $84.4 million and $36.4 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to small-container commercial, large-container industrial, municipal and residential customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, Net
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal, energy services and other services. Our receivables are recorded when billed or when the related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents their estimated net realizable value. Provisions for doubtful accounts are evaluated on a monthly basis and are recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, reserves are provided for accounts receivable in excess of 90 days outstanding. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due.
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2015	2014	2013
Balance at beginning of year	$38.9	$38.3	$45.3
Additions charged to expense	22.7	22.6	16.1
Accounts written-off	(14.9)	(22.0)	(23.1)
Balance at end of year	$46.7	$38.9	$38.3
Restricted Cash and Marketable Securities
As of December 31, 2015, we had $100.3 million of restricted cash and marketable securities. We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies. We depreciate assets over their estimated useful lives using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

Buildings and improvements	7 - 40 years
Vehicles	5 - 12 years
Landfill equipment	5 - 7 years
Other equipment	3 - 20 years
Furniture and fixtures	10 years
Landfill development costs also are included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites, as well as final capping, closure and post-closure assets. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. For additional information, see Note 8, Landfill and Environmental Costs.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest
We capitalize interest on landfill cell construction and other construction projects if they meet the following criteria:

•	Total construction costs are $50,000 or greater;

•	The construction phase is one month or longer; and

•	The assets have a useful life of one year or longer.
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $6.8 million, $6.4 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, fuel, commodity and interest rate hedges, long-term debt, and assets in our defined benefit pension plan. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of three levels:

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
Investments Other Than Derivatives
Investments other than derivatives primarily include money market funds, common stock, mutual funds, real estate investment trusts, U.S. government and agency securities, municipal and corporate bonds, and foreign government bonds. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value.  This pricing methodology applies to our Level 1 investments, such as money market funds, common stock and certain mutual funds.  If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly.  These investments are included in Level 2 and consist primarily of corporate bonds, foreign government bonds, real estate investment trusts and certain agency securities.
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
Landfill and Environmental Costs
Life Cycle Accounting
We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs over the life of the site. In life cycle accounting, all current and future capitalized costs to acquire and construct a site are calculated, and charged to expense based on the consumption of cubic yards of available airspace.

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
Capitalized landfill costs also may include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based on the estimated fair value of the landfill. If the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the respective ratios to total available airspace. Landfill purchase price is amortized using the units-of-consumption method over the total available airspace, including probable expansion airspace, where appropriate.
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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. We currently retain post-closure responsibility for 126 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We use a 2.0% inflation rate, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most waste industry participants.
These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate. The credit-adjusted, risk-free interest rate we used for liability recognition was 4.75% and 4.50% for the years ended December 31, 2015 and 2014, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, as part of the initial application of purchase accounting, our capping, closure and post-closure

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations acquired from Allied Waste Industries, Inc. (Allied) were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions at the time of the acquisition.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations
We acquire businesses in the waste industry, including non-hazardous waste collection, transfer, recycling, disposal and energy services operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.
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
Goodwill and Other Intangible Assets
We have historically evaluated goodwill for impairment annually as of December 31, or when an indicator of impairment exists. During 2015 we changed the date of our annual goodwill impairment assessment for our reporting units to October 1st. This voluntary change in the annual goodwill testing date is a change in accounting principle, which we believe is preferable as it better aligns the timing of the assessment with our planning and forecasting process and also provides additional time to complete our annual assessment in advance of our year-end reporting. This change in assessment date was applied prospectively and did not delay, accelerate or avoid a potential impairment charge.
We test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.
During 2015, we managed and evaluated our operations through three regions: East, Central and West. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by reporting unit, which we estimate to range from 3% to 5% annually; (2) future estimated effective tax rates, which we estimate to be 40%; (3) future estimated capital expenditures and future required investments in working capital; (4) estimated discount rates, which we estimate to range between 6% and 8%; and (5) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) the estimated control premium a willing buyer is likely to pay.
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
In preparing our annual test for impairment as of October 1, 2015, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control.
As of October 1, 2015, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 50% on average and, therefore, we noted no indicators of impairment at our reporting units.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.
In January 2016, we realigned our field support functions by combining two organizational layers into one. This includes the elimination of our three regions, the consolidation of our 20 areas into 10 and the streamlining of select roles at our Phoenix headquarters.  The areas will be grouped and overseen by two Executive Vice Presidents of Operations.  In connection with our restructuring, we will further evaluate our 2016 reporting segments. We have considered the implications of our restructuring on our reporting units used to measure for goodwill impairment, and we have noted no indicators of goodwill impairment.
Other intangible assets include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names and are amortized generally on a straight-line basis over periods ranging from 1 to 20 years.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue Recognition
We generally provide services under contracts with municipalities or individual customers. Municipal and small-container commercial contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided.
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
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we record deferred income taxes to reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases using enacted tax rates that we expect to be in effect when the taxes are actually paid or recovered. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record uncertain tax positions in accordance with ASC 740. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying consolidated statements of income. Accrued interest and penalties are included in other accrued liabilities, deferred income taxes and other long-term tax liabilities in the consolidated balance sheets.
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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Plan’s assets have been invested as determined by our Employee Benefits Committee. The Employee Benefits Committee reviews and adjusts the Plan’s asset allocation as deemed necessary.
The benefit obligation and associated income or expense related to the Plan are determined using annually established assumptions for discount rates, expected rates of return, mortality rates and average rates for compensation increases. We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the Plan assets, giving consideration to the asset mix and the anticipated duration of our Plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the period benefits are earned. Our assumptions are reviewed annually and adjusted as deemed necessary.
Equity-Based Compensation Plans
We recognize equity-based compensation expense on the estimated grant-date fair value of stock options and restricted stock units issued as compensation to employees over the requisite service periods for each separately vesting portion of the award, or to the employee’s retirement-eligible date, if earlier.
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
Compensation expense associated with our performance shares that vest based on future performance targets is measured using the fair value of our common stock at the grant date for the stock-settled, equity classified awards, and the fair value of our common stock at the end of each reporting period for the cash-settled, liability classified awards. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based on an assessment of the probability that the performance criteria will be achieved.
Cash flows resulting from tax benefits related to tax deductions in excess of those recorded for compensation expense, resulting from the exercise of stock options and the vesting of restricted stock units, are classified as cash flows from financing activities. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases
Share repurchases under our share repurchase authorization may be made through open market purchases or privately negotiated transactions at the current market prices. From time-to-time, the Company returns treasury shares acquired through share repurchases to the status of authorized but unissued. Our accounting policy is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.
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
Operating Leases
Many of our leases are operating leases. This classification generally can be attributed to either (1) relatively low fixed minimum lease payments (including, for example, real property lease payments that are not fixed and vary based on the volume of waste we receive or process), or (2) minimum lease terms that are much shorter than the assets’ economic useful lives. We expect that, in the normal course of business, our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. We record rental expense over the lease term as it becomes payable.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) -
Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The balance sheet presentation of Republic's debt issuance costs and related debt liabilities will be affected beginning January 1, 2016.
In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. We have elected early adoption of this standard on a prospective basis in the fourth quarter of 2015. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net noncurrent deferred tax liability in our consolidated balance sheet as of December 31, 2015. No prior periods were

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of income or comprehensive income.

3.	BUSINESS ACQUISITIONS
We acquired various waste businesses during the years ended December 31, 2015 and 2014.  The purchase price paid for these acquisitions and the allocations of the purchase price follow:

	2015	2014
Purchase price:
Cash used in acquisitions, net of cash acquired	$572.7	$195.7
Contingent consideration	70.6	—
Holdbacks	5.1	25.4
Fair value, future guaranteed payments	—	6.8
Fair value, future minimum lease payments	1.5	25.2
Total	$649.9	$253.1
Allocated as follows:
Accounts receivable	39.2	8.5
Restricted cash	—	16.8
Landfill airspace	173.1	26.6
Property and equipment	158.4	76.1
Other assets	1.8	5.6
Accounts payable	(7.1)	—
Future service obligations	—	(11.0)
Environmental remediation liabilities	(5.3)	—
Closure and post-closure liabilities	(27.0)	(3.2)
Other liabilities	(10.3)	(21.8)
Fair value of tangible assets acquired and liabilities assumed	322.8	97.6
Excess purchase price to be allocated	$327.1	$155.5
Excess purchase price to be allocated as follows:
Other intangible assets	$14.8	$46.8
Goodwill	312.3	108.7
Total allocated	$327.1	$155.5
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

In April 2015, we entered into a waste management contract with the County of Sonoma, California (Sonoma). Under the agreement, Sonoma grants us the exclusive right to use and operate the county's waste management facilities. We will operate and manage the Sonoma County Landfill for the remaining life of the site, which we estimate to be approximately 30 years. We also have assumed all closure and post-closure obligations for the site. In addition to the landfill, we will operate five transfer stations and a gas-to-energy plant. By entering this agreement, we have effectively obtained control of the business through contract. In exchange, we have agreed to pay a contingent concession fee per ton of waste disposed at the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the agreement is estimated to be between approximately $92 million and $180 million. The fair value of the contingent consideration was recorded as a $70.1 million liability as of the acquisition date and was determined using probability assessments of the expected future consideration payments over the remaining useful life of the landfill, and applying a discount rate of 4.0%. The fair value measure is based on significant inputs that are not observable in the market. Key assumptions include volume of annual tons disposed at the landfill, price paid per annual ton, and the discount rate that represent the best estimates of management, which are subject to remeasurement at each reporting date. The contingent consideration and purchase price allocation are preliminary and are subject to revision.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2015, we acquired all of the equity interests of Tervita, LLC (Tervita) in exchange for a cash payment of $479.6 million. Tervita is an environmental solutions provider serving oil and natural gas producers in the United States. Tervita provides energy services to its diverse customer base and operates three types of waste management and disposal facilities:
treatment, recovery and disposal facilities, engineered landfills and salt water disposal injection wells. Additionally, Tervita provides closed loop solids control systems and transportation services. Tervita's assets complement Republic's existing energy services business, core competencies and expertise in waste handling, recovery and disposal. We retained an independent third-party appraiser to assist us in our valuations. Based on valuation work performed through December 31, 2015, we allocated $109.3 million of the purchase price to property and equipment, $85.5 million to landfill airspace, and $7.2 million to intangible assets. We also assumed $6.9 million of closure and post-closure obligations and $5.3 million of environmental remediation liabilities. During the fourth quarter of 2015, we settled working capital and other seller-related items for approximately $3 million, which resulted in a reduction to our purchase price and an allocation of $19.2 million of the purchase price to net working capital. Approximately $268 million of the remaining purchase price was allocated to goodwill and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. The purchase price allocation is still preliminary and remains subject to revision. Adjustments may be made to the carrying value of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations. These final valuations and assessments will be completed in early 2016.
In October 2014, we acquired all of the shares of Rainbow Disposal Co., Inc. (Rainbow) for $112.0 million cash, of which $16.8 million of the funds were placed into an escrow account pursuant to a holdback arrangement and classified as restricted cash. We also assumed a capital lease agreement with a fair value of $25.2 million for operational facilities in Southern California, and entered into agreements not to compete, along with other restrictive covenants, with key executives. We allocated $53.5 million of the purchase price to property and equipment and $34.8 million to intangible assets. We also assumed $18.9 million of liabilities. Approximately $66 million of the remaining purchase price was allocated to goodwill and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized.  Rainbow's operations in Southern California include hauling routes, a recycling facility, a transfer station, a compressed natural gas (CNG) refueling station, and a CNG-powered vehicle fleet. The acquisition is not material to the Company's results of operations.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2015	2014
Land	$425.4	$401.3
Non-depletable landfill land	165.6	162.2
Landfill development costs	6,078.1	5,645.3
Vehicles and equipment	6,211.8	5,834.1
Buildings and improvements	1,098.6	1,002.3
Construction-in-progress - landfill	191.6	140.8
Construction-in-progress - other	25.5	10.1
	$14,196.6	$13,196.1
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(2,723.0)	$(2,437.4)
Vehicles and equipment	(3,555.0)	(3,273.3)
Buildings and improvements	(365.8)	(320.1)
	(6,643.8)	(6,030.8)
Property and equipment, net	$7,552.8	$7,165.3
Depreciation, amortization and depletion of property and equipment was $898.7 million, $838.5 million and $806.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2014	Acquisitions	Adjustments to Acquisitions	Balance as of December 31, 2015
East	$3,046.0	$16.7	$(0.4)	$3,062.3
Central	3,279.0	16.2	(0.5)	3,294.7
West	4,505.9	279.4	3.2	4,788.5
Total	$10,830.9	$312.3	$2.3	$11,145.5

	Balance as of December 31, 2013	Acquisitions	Adjustments to Acquisitions	Balance as of December 31, 2014
East	$3,020.2	$26.0	$(0.2)	$3,046.0
Central	3,264.8	15.4	(1.2)	3,279.0
West	4,439.1	67.3	(0.5)	4,505.9
Total	$10,724.1	$108.7	$(1.9)	$10,830.9
Adjustments to acquisitions during the year ended December 31, 2015 primarily related to working capital and deferred taxes, which were recorded to goodwill in purchase accounting. During 2014, adjustments to acquisitions related to deferred tax asset adjustments resulting from the exercise of legacy Allied stock options.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 20 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of December 31, 2015
	Balance as of December 31, 2014	Acquisitions	Balance as of December 31, 2015	Balance as of December 31, 2014	Additions Charged to Expense	Balance as of December 31, 2015
Customer relationships, franchise and other municipal agreements	$641.2	$10.4	$651.6	$(369.1)	$(61.9)	$(431.0)	$220.6
Non-compete agreements	26.8	4.0	30.8	(18.2)	(3.9)	(22.1)	8.7
Other intangible assets	65.2	0.4	65.6	(47.0)	(1.5)	(48.5)	17.1
Total	$733.2	$14.8	$748.0	$(434.3)	$(67.3)	$(501.6)	$246.4

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of December 31, 2014
	Balance as of December 31, 2013	Acquisitions	Balance as of December 31, 2014	Balance as of December 31, 2013	Additions Charged to Expense	Balance as of December 31, 2014
Customer relationships, franchise and other municipal agreements	$598.9	$42.3	$641.2	$(309.7)	$(59.4)	$(369.1)	$272.1
Non-compete agreements	23.6	3.2	26.8	(14.8)	(3.4)	(18.2)	8.6
Other intangible assets	63.9	1.3	65.2	(46.1)	(0.9)	(47.0)	18.2
Total	$686.4	$46.8	$733.2	$(370.6)	$(63.7)	$(434.3)	$298.9
Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2015, amortization expense for each of the next five years is estimated as follows:

2016	$66.3
2017	64.3
2018	51.8
2019	9.2
2020	7.0

6.	OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2015	2014
Inventories	$38.8	$35.9
Prepaid expenses	66.1	55.0
Other non-trade receivables	34.6	57.0
Reinsurance receivable	12.5	12.4
Income tax receivable	78.5	101.6
Other current assets	4.5	1.5
Total	$235.0	$263.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets
A summary of other assets as of December 31 follows:

	2015	2014
Deferred financing costs	$44.6	$47.2
Deferred compensation plan	90.5	77.1
Amounts recoverable for capping, closure and post-closure obligations	25.9	24.3
Reinsurance receivable	44.0	48.4
Interest rate swaps	16.5	14.1
Other	80.4	81.2
Total	$301.9	$292.3

7.	OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2015	2014
Accrued payroll and benefits	$187.8	$180.2
Accrued fees and taxes	126.5	125.6
Insurance reserves, current portion	127.7	118.6
Ceded insurance reserves, current portion	12.5	12.4
Accrued dividends	103.7	98.7
Current tax liabilities	0.5	16.3
Fuel hedge liabilities	41.0	35.3
Accrued professional fees and legal settlement reserves	44.2	61.2
Withdrawal liability - Central States Pension and Other Funds	—	15.9
Other	72.7	86.5
Total	$716.6	$750.7
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2015	2014
Deferred compensation plan	$83.3	$76.3
Pension and other post-retirement liabilities	12.1	11.0
Legal settlement reserves	24.7	10.8
Ceded insurance reserves	44.0	48.4
Withdrawal liability - Central States Pension and Other Funds	6.1	139.6
Contingent consideration and acquisition holdbacks	78.0	—
Other	61.1	58.8
Total	$309.3	$344.9
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2015 and 2014 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $405.8 million and $416.6 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known. The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2015	2014	2013
Balance at beginning of year	$416.6	$431.5	$426.4
Additions charged to expense	360.4	354.8	379.1
Payments	(373.1)	(372.2)	(377.2)
Accretion expense	1.9	2.5	3.2
Balance at end of year	405.8	416.6	431.5
Less: current portion	(127.7)	(118.6)	(136.6)
Long-term portion	$278.1	$298.0	$294.9

8.	LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2015, we owned or operated 193 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. Additionally, we had post-closure responsibility for 126 closed landfills.
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2015	2014
Landfill final capping, closure and post-closure liabilities	$1,181.6	$1,144.3
Environmental remediation	646.1	697.5
Total accrued landfill and environmental costs	1,827.7	1,841.8
Less: current portion	(149.8)	(164.3)
Long-term portion	$1,677.9	$1,677.5
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for final capping, closure and post-closure, for the years ended December 31:

	2015	2014	2013
Asset retirement obligation liabilities, beginning of year	$1,144.3	$1,091.3	$1,052.4
Non-cash additions	39.4	38.6	36.5
Acquisitions and other adjustments	27.1	3.8	(0.6)
Asset retirement obligation adjustments	(20.2)	(12.8)	12.0
Payments	(88.4)	(54.6)	(85.6)
Accretion expense	79.4	78.0	76.6
Asset retirement obligation liabilities, end of year	1,181.6	1,144.3	1,091.3
Less: current portion	(87.4)	(87.9)	(93.6)
Long-term portion	$1,094.2	$1,056.4	$997.7
We review our landfill asset retirement obligations at least annually. As a result, we recorded a net decrease in amortization expense of $0.7 million, $13.3 million and $0.3 million for 2015, 2014 and 2013, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $27.3 million as of December 31, 2015 and is included in restricted cash and marketable securities in our consolidated balance sheet.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected future payments for final capping, closure and post-closure as of December 31, 2015 follows:

2016	$87.4
2017	106.5
2018	96.7
2019	83.3
2020	90.5
Thereafter	5,571.5
$6,035.9
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2015 and for liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2015 would be approximately $350 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2015	2014	2013
Environmental remediation liabilities, beginning of year	$697.5	$551.7	$563.7
Net additions charged to expense	(1.6)	219.1	83.7
Payments	(80.0)	(99.4)	(122.5)
Accretion expense (non-cash interest expense)	24.9	25.3	26.8
Acquisitions and other	5.3	0.8	—
Environmental remediation liabilities, end of year	646.1	697.5	551.7
Less: current portion	(62.4)	(76.4)	(85.1)
Long-term portion	$583.7	$621.1	$466.6
The expected undiscounted future payments for remediation costs as of December 31, 2015 follows:

2016	$62.4
2017	89.3
2018	62.9
2019	64.8
2020	62.4
Thereafter	546.5
$888.3
It is reasonably possible that we will need to adjust our liabilities to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2015, we paid $34.5 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2015, the remediation liability recorded for this site is $217.5 million, of which $21.7 million is expected to be paid during 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of December 31, 2015.
During 2015, we collected an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations during the year ended December 31, 2015.
Congress Landfill. In August 2010, Congress Development Company agreed with the State of Illinois to have a Final Consent Order (Final Order) entered by the Circuit Court of Illinois, Cook County. Pursuant to the Final Order, we agreed to continue to implement certain remedial activities at the Congress Landfill. The remediation liability recorded as of December 31, 2015 is $78.5 million, of which $3.4 million is expected to be paid during 2016. We believe the remaining reasonably possible high end of our range would be approximately $16 million higher than the amount recorded as of December 31, 2015. Because favorable developments have occurred with respect to (1) the volume of leachate pumped at the site and (2) our ability to dispose of leachate in the local publicly owned treatment works, we no longer need to expand the on-site treatment facility and our expected costs have decreased from prior years. Further, the majority of the Final Order requirements have been satisfied and the site now is primarily going through routine operation for a closed landfill. Accordingly, we will omit the Congress Landfill from future reports.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DEBT
The carrying value of our notes payable, capital leases and long-term debt as of December 31, 2015 and 2014 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		2015			2014
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$19.0	$—	$19.0	$—	$—	$—
Puerto Rico Uncommitted Facility	Variable	—	—	—	—	—	—
May 2017	Variable	—	—	—	—	—	—
June 2019	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.1)	699.9
September 2019	5.500	650.0	(2.0)	648.0	650.0	(2.5)	647.5
March 2020	5.000	850.0	(0.1)	849.9	850.0	(0.1)	849.9
November 2021	5.250	600.0	—	600.0	600.0	—	600.0
June 2022	3.550	850.0	(1.6)	848.4	850.0	(1.8)	848.2
May 2023	4.750	550.0	12.4	562.4	550.0	11.5	561.5
March 2025	3.200	500.0	(1.9)	498.1	—	—	—
March 2035	6.086	275.7	(23.3)	252.4	275.7	(23.9)	251.8
March 2040	6.200	650.0	(0.5)	649.5	650.0	(0.5)	649.5
May 2041	5.700	600.0	(3.2)	596.8	600.0	(3.2)	596.8
Debentures:
May 2021	9.250	35.3	(1.4)	33.9	35.3	(1.6)	33.7
September 2035	7.400	165.2	(39.9)	125.3	165.3	(40.5)	124.8
Tax-exempt:
2019 - 2044	0.450 - 5.625	1,079.1	—	1,079.1	1,083.8	—	1,083.8
Capital leases:
2018 - 2046	4.000 - 12.203	111.5	—	111.5	113.8	—	113.8
Total Debt		$7,635.8	$(61.6)	7,574.2	$7,123.9	$(62.7)	7,061.2
Less: current portion				(5.5)			(10.4)
Long-term portion				$7,568.7			$7,050.8
Loss on Extinguishment of Debt
During 2014, we refinanced our credit facilities and certain of our tax-exempt financings, resulting in non-cash charges for deferred issuance costs of $1.4 million. During 2013, we refinanced certain of our tax-exempt financings that resulted in a $2.1 million non-cash charge for deferred issuance costs.
Credit Facilities
In June 2014, we entered into a $1.25 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in April 2016. The Replacement Credit Facility matures in June 2019 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 3 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to reduce the commitments under the Existing Credit Facility to $1.0 billion and conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 3 does not extend the maturity date of the Existing Credit Facility, which matures in May 2017. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,727.7 million and $1,615.4 million as of December 31, 2015 and 2014, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2015 and 2014, we had no borrowings under our Credit Facilities. We had $503.3 million and $615.1 million of letters of credit outstanding under our Credit Facilities, as of December 31, 2015 and 2014, respectively.
We also have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2015, we had $19.0 million of borrowings under our Uncommitted Credit Facility. We had no borrowings under our Uncommitted Credit Facility as of December 31, 2014.
In January 2015, we entered into a $20.0 million uncommitted credit facility agreement (the Puerto Rico Facility) that matured in January 2016.
Senior Notes and Debentures
During 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during 2015.
Our senior notes are general senior unsecured obligations. Interest is payable semi-annually. These senior notes have a make-whole provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.
Tax-Exempt Financings
As of December 31, 2015 and 2014, we had $1,079.1 million and $1,083.8 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
As of December 31, 2015, we had $100.3 million of restricted cash and marketable securities, of which $2.1 million represented proceeds from the issuance of tax-exempt bonds and other tax-exempt financings and will be used to fund capital expenditures under the terms of the agreements. Restricted cash and marketable securities also include amounts held in trust as a financial guarantee of our performance.
Capital Leases
We had capital lease liabilities of $111.5 million and $113.8 million as of December 31, 2015 and 2014, respectively, with maturities ranging from 2018 to 2046.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Maturities of Debt
Aggregate principal maturities of notes payable, capital leases and other long-term debt as of December 31, 2015 follow:

2016	$4.7
2017	5.0
2018	705.6
2019	689.8
2020	926.2
Thereafter	5,304.5
$7,635.8
Interest Expense and Interest Paid
Interest paid was $327.6 million, $320.2 million and $324.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The components of interest expense follow:

	2015	2014	2013
Interest expense on debt and capital lease obligations	$324.6	$310.3	$319.8
Accretion of debt discounts	7.4	6.6	6.9
Accretion of remediation liabilities and other	39.7	38.2	40.6
Less: capitalized interest	(6.8)	(6.4)	(7.3)
Total interest expense	$364.9	$348.7	$360.0
Interest Rate Swap and Lock Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. From time to time, we also have entered into interest rate swap and lock agreements to manage risks associated with interest rates, either to effectively convert specific fixed rate debt to a floating rate (fair value hedges), or to lock interest rates in anticipation of future debt issuances (cash flow hedges).
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2015, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of December 31, 2015 and 2014, the interest rate swap agreements are reflected at their fair value of $16.5 million and $14.1 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $7.5 million, $7.7 million and $2.0 million, respectively, during 2015, 2014 and 2013 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the years ended December 31, 2015, 2014 and 2013, we recognized a loss (gain) of $0.8 million, $12.6 million and $(4.5) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain (loss) of $2.3 million, $14.1 million and $(4.4) million, respectively, on the related interest rate swaps. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
During 2015, we entered into a number of interest rate lock agreements having an aggregate notional amount of $200.0 million with fixed interest rates ranging from 2.155% to 2.270% to manage exposure to fluctuations in interest rates in anticipation of

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the planned issuance of the 3.20% Notes. Upon issuance of the 3.20% Notes, we terminated the interest rate locks and received $1.2 million from the counterparties. This transaction was accounted for as a cash flow hedge.
As of December 31, 2015 and 2014, no interest rate lock cash flow hedges were outstanding. The effective portion of the interest rate locks, recorded as a component of accumulated other comprehensive loss, net of tax, was $19.4 million and $21.6 million as of December 31, 2015 and 2014, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $2.8 million of net expense over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $2.7 million and $2.7 million, respectively.

10.	INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follows:

	2015	2014	2013
Current:
Federal	$337.6	$328.1	$289.6
State	38.4	39.7	35.3
Deferred:
Federal	91.5	(13.3)	16.3
State	25.2	7.5	(12.5)
State deferred benefit - change in valuation allowance	(10.5)	(3.2)	(42.3)
Uncertain tax positions and interest, and other	(36.7)	(21.4)	(24.3)
Provision for income taxes	$445.5	$337.4	$262.1

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3	3.0	3.1
Change in valuation allowance	(0.9)	(0.4)	(5.0)
Non-deductible expenses	0.6	0.9	1.0
Uncertain tax position taxes and interest	(1.5)	(0.4)	(1.8)
Other, net	(0.2)	—	(1.5)
Effective income tax rate	37.3%	38.1%	30.8%
Our 2015 effective tax rate was favorably impacted by $17.4 million due to the resolution of outstanding tax matters in various states and Puerto Rico.
Our 2014 effective tax rate was favorably impacted by $5.1 million due to the realization of tax credits and lower state rates due to changes in estimates.
Our 2013 effective tax rate was favorably impacted by approximately $42 million for adjustments to our valuation allowance, primarily due to the determination that it was more likely than not the Company would be able to realize certain state loss carryforwards. In addition, our 2013 effective tax rate was favorably impacted by approximately $14 million due to a settlement for tax years 2009 to 2010 with the Internal Revenue Service appeals division and the Joint Committee of Taxation. Lastly, our 2013 effective tax rate was favorably impacted by the realization of tax credits and lower state rates due to changes in estimates of $9.6 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset and liability as of December 31 follow:

	2015	2014
Deferred tax liabilities relating to:
Differences between book and tax basis of property	$(1,050.9)	$(982.6)
Difference between book and tax basis of intangible assets	(713.4)	(704.8)
Basis difference due to redemption of partnership interests	(128.9)	(129.1)
Total liabilities	$(1,893.2)	$(1,816.5)
Deferred tax assets relating to:
Environmental reserves	$461.7	$438.6
Accruals not currently deductible	210.8	207.9
Net operating loss carryforwards	103.5	124.9
Difference between book and tax basis of other assets	71.3	113.0
Deferred taxes on uncertain tax positions	9.8	14.7
Other	5.0	0.4
Total assets	862.1	899.5
Valuation allowance	(63.7)	(73.9)
Net deferred tax asset	798.4	825.6
Net deferred tax liabilities	$(1,094.8)	$(990.9)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2015	2014	2013
Valuation allowance, beginning of year	$73.9	$76.9	$124.8
Additions charged to income	0.3	0.2	0.1
Deferred tax assets realized or written-off	(10.5)	(3.2)	(42.3)
Other, net	—	—	(5.7)
Valuation allowance, end of year	$63.7	$73.9	$76.9
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
During 2015, we completed a tax restructuring between two of our subsidiaries that possess the majority of our state loss carryforwards. This resulted in a reduction to the valuation allowance of $10.2 million. This reduction was offset by a corresponding decrease to our deferred tax asset related to those same state loss carryforwards.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $100.9 million available as of December 31, 2015. These state net operating loss carryforwards expire at various times between 2016 and 2035. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2015, we have provided a valuation allowance of $61.0 million. Also as of December 31, 2015, we have provided a valuation allowance of $2.7 million for certain other deferred tax assets.
Deferred income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of approximately $49 million as of December 31, 2015 as such earnings are considered to be permanently reinvested. This amount would become taxable upon a repatriation of assets or a sale or liquidation of the subsidiaries. If such an event were to occur, we would incur approximately $17 million of federal income taxes.
We made income tax payments (net of refunds received) of approximately $321 million, $382 million and $288 million for 2015, 2014 and 2013, respectively.
Income taxes paid in 2015 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015. This legislation extends bonus depreciation for property placed in service through 2019. Bonus depreciation for assets placed in service in 2015 to 2017 is 50% and later decreases to 40% in 2018 and 30% in 2019.
Income taxes paid in 2014 reflect the favorable tax depreciation provisions of the Tax Increase Protection Act of 2014, signed into law in December 2014. This legislation extended 50% bonus depreciation for property placed in service during 2014.
Income taxes paid in 2013 reflect the favorable tax depreciation provisions of the American Tax Relief Act of 2012 signed into law in January 2013. This legislation extended 50% bonus depreciation for property placed in service during 2013.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2012. We are currently under state examination or administrative review in various jurisdictions for tax years 2003 to 2013.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2015	2014	2013
Balance at beginning of year	$70.1	$72.0	$84.7
Additions based on tax positions related to current year	0.2	0.8	0.3
Additions for tax positions of prior years	1.4	5.0	11.4
Reductions for tax positions of prior years	(10.2)	(6.0)	(2.4)
Reductions for tax positions resulting from lapse of statute of limitations	(0.6)	(0.2)	(1.3)
Settlements	(13.9)	(1.5)	(20.7)
Balance at end of year	$47.0	$70.1	$72.0
During 2015, we settled tax matters in various states and Puerto Rico which reduced our gross unrecognized tax benefits by $13.9 million.
During 2014, we settled tax matters in various jurisdictions and reduced our gross unrecognized tax benefits by $1.5 million.
During 2013, we settled with the IRS appeals division and the Joint Committee on Taxation our 2009 and 2010 tax years. The resolution of these tax periods in addition to various state tax resolutions during the year reduced our gross unrecognized tax benefits by $20.7 million.
Included in our gross unrecognized tax benefits as of December 31, 2015 and 2014 are $30.5 million and $45.6 million of unrecognized tax benefits (net of the federal benefit on state matters) that, if recognized, would affect our effective income tax rate in future periods.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $1.2 million during

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015 and, in total as of December 31, 2015, have recognized a liability for penalties of $0.5 million and interest of $10.3 million.
During 2014, we accrued interest of approximately $1.5 million and, in total as of December 31, 2014, had recognized a liability for penalties of $0.5 million and interest of $18.7 million. During 2013, we accrued interest of approximately $1.2 million and, in total as of December 31, 2013, had recognized a liability for penalties of $0.5 million and interest of $17.0 million.
Gross unrecognized benefits that we expect to settle in the following twelve months are in the range of $0 to $10 million; however, it is reasonably possible that the amount of unrecognized tax benefits may either increase or decrease in the next twelve months.
We are currently under examination or administrative review by state and local taxing authorities for various tax years. These state audits are ongoing.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In February 2007, our board of directors approved the 2007 Stock Incentive Plan (2007 Plan), and in May 2007 our shareholders ratified the 2007 Plan. In March 2011, our board of directors approved the Amended and Restated 2007 Stock Incentive Plan, and in May 2011 our shareholders ratified the Amended and Restated 2007 Stock Incentive Plan. In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated Plan), and in May 2013 our shareholders ratified the Amended and Restated Plan. We currently have approximately 15.6 million shares of common stock reserved for future grants under the Amended and Restated Plan.
Options granted under the 2007 Plan and the Amended and Restated Plan are non-qualified and are granted at a price equal to the fair market value of our common stock at the date of grant. Generally, options granted have a term of seven to ten years from the date of grant, and vest in increments of 25% per year over a period of four years beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.
In December 2008, the board of directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan) (the 2006 Plan). Allied’s shareholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect Republic as the new sponsor of the Plan, to reflect that any references to shares of common stock are to shares of common stock of Republic, and to adjust outstanding awards and the number of shares available under the Plan to reflect the Allied acquisition. The 2006 Plan, as amended and restated, provided for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the Allied acquisition. No further awards will be made under the 2006 Plan.
Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures (at 3.0% for 2014 and 2013) and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. We did not grant stock options during the year ended December 31, 2015. The weighted-average estimated fair values of stock options granted during the years ended December 31, 2014 and 2013 were $5.74 and $5.27 per option, respectively, which were

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated using the following weighted-average assumptions:

	2014	2013
Expected volatility	27.5%	28.9%
Risk-free interest rate	1.4%	0.7%
Dividend yield	3.2%	3.2%
Expected life (in years)	4.6	4.5
Contractual life (in years)	7.0	7.0
The following table summarizes stock option activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2012	13.7	$27.51
Granted	3.0	31.21
Exercised	(5.5)	26.48		$36.0
Forfeited or expired	(0.7)	30.02
Outstanding as of December 31, 2013	10.5	28.91
Granted	0.5	33.76
Exercised	(3.0)	27.98		$24.5
Forfeited or expired	(0.4)	31.02
Outstanding as of December 31, 2014	7.6	29.49
Granted	—	—
Exercised	(2.4)	28.14		$31.2
Forfeited or expired	(0.2)	30.39
Outstanding as of December 31, 2015	5.0	$30.08	3.2	$69.7
Exercisable as of December 31, 2015	3.1	$29.41	2.6	$45.4
Compensation Expense
During the years ended December 31, 2015, 2014 and 2013, compensation expense for stock options was $2.5 million, $6.3 million and $12.9 million, respectively.
As of December 31, 2015, total unrecognized compensation expense related to outstanding stock options was $1.2 million, which will be recognized over a weighted average period of 1.1 years. The total fair value of stock options that vested in 2015, 2014 and 2013 was $9.0 million, $12.5 million and $10.8 million, respectively.
We classified excess tax benefits of $8.5 million, $4.3 million and $3.8 million as cash flows from financing activities for 2015, 2014 and 2013, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2015, 2014 and 2013:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2012	905.3	$27.51
Granted	361.8	30.16
Vested and issued	(243.0)	28.16
Forfeited	(27.1)	30.66
Unissued as of December 31, 2013	997.0	28.48
Granted	784.9	33.38
Vested and issued	(258.4)	28.07
Forfeited	(67.3)	33.14
Unissued as of December 31, 2014	1,456.2	24.07
Granted	722.5	39.12
Vested and issued	(405.1)	30.56
Forfeited	(46.3)	36.44
Unissued as of December 31, 2015	1,727.3	$34.15	1.0	$76.0
Vested and unissued as of December 31, 2015	561.5	$29.79
During 2015, we awarded our non-employee directors 75,000 RSUs, which vested immediately. During 2015, we awarded 599,356 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 48,163 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
During 2014, we awarded our non-employee directors 86,425 RSUs, which vested immediately. During 2014, we awarded 657,476 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 41,032 RSUs were earned as dividend equivalents.
During 2013, we awarded our non-employee directors 72,842 RSUs, which vested immediately. During 2013, we awarded 258,944 RSUs to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 30,009 RSUs were earned as dividend equivalents.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During 2015, 2014 and 2013, compensation expense related to RSUs totaled $15.6 million, $11.1 million and $6.3 million, respectively. As of December 31, 2015, total unrecognized compensation expense related to outstanding RSUs was $28.9 million, which will be recognized over a weighted average period of 2.7 years.
Performance Shares
During the year ended December 31, 2015, we awarded 140,443 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC) and cash flow value creation (CFVC), as well as total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes PSU activity for the year ended December 31, 2015:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	—	$—
Granted	143.4	38.69
Vested and issued	—	—
Forfeited	—	—
Outstanding as of December 31, 2015	143.4	$38.69
During 2015, 2,946 PSUs accumulated as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
Compensation Expense
For the stock-settled portion of the award that vests based on future ROIC and CFVC performance, compensation expense is measured using the fair value of our common stock at the grant date. For the cash-settled portion of the award that vests based on future ROIC and CFVC performance, compensation expense is recorded based on the fair value of our common stock at the end of each reporting period. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for the portion of the award that we expect to vest, which we estimate based on an assessment of the probability that the performance criteria will be achieved.
For the stock-settled portion of the award that vests based on RTSR, the grant date fair value is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. For the cash-settled portion of the award that vests based on RTSR, compensation expense also incorporates the fair value of our PSUs at the end of each reporting period. Compensation expense is recognized for RTSR portion of the award whether or not the market conditions are achieved.
During 2015, compensation expense related to PSUs totaled $1.8 million. As of December 31, 2015, total unrecognized compensation expense related to outstanding PSUs was $3.7 million, which will be recognized over a weighted average period of 2.1 years.
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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2015 or 2014.
We must separately recognize the overfunded or underfunded status of the Plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the Plan assets. The PBO is the present value of benefits earned to date by Plan participants, including the effect of assumed future salary increases, if any. The

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PBO is equal to the accumulated benefit obligation (ABO) as the present value of these liabilities is not affected by assumed future salary increases. We use a measurement date that coincides with our year end of December 31.
The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2015	2014
Accumulated benefit obligation	$251.6	$276.8
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$276.8	$261.7
Interest cost	9.9	11.3
Actuarial (gain) loss	(17.1)	24.7
Benefits paid	(18.0)	(20.9)
Projected benefit obligation at end of year	$251.6	$276.8
Change in plan assets:
Fair value of plan assets at beginning of year	$272.6	$269.8
Actual return on plan assets	(5.5)	26.5
Estimated expenses	(2.9)	(2.8)
Benefits paid	(18.0)	(20.9)
Fair value of plan assets at end of year	$246.2	$272.6
Underfunded status	$(5.4)	$(4.2)
Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	$(5.4)	$(4.2)
Net amount recognized	$(5.4)	$(4.2)
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.19%	3.70%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2015 and 2014 were $16.9 million and $19.9 million, respectively.

The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$2.9	$2.8	$2.9
Interest cost	9.9	11.3	11.0
Expected return on plan assets	(14.7)	(16.4)	(16.2)
Recognized net actuarial gain	—	(1.0)	(0.2)
Amortization of prior service cost	0.1	0.1	0.1
Settlement income	—	—	(3.5)
Net periodic benefit cost	$(1.8)	$(3.2)	$(5.9)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.70%	4.50%	3.90%
Expected return on plan assets	5.64%	6.35%	6.00%
Rate of compensation increase	N/A	N/A	N/A

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We determine the discount rate used in the measurement of our obligations based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our obligation, based on the expected retirement dates of our workforce, is approximately eight years.
In developing our expected rate of return assumption, we have evaluated the actual historical performance and long-term return projections of the Plan assets, which give consideration to the asset mix and the anticipated timing of the Plan outflows. We employ a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of Plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize Plan expenses by outperforming Plan liabilities over the long run. Risk tolerance is established through careful consideration of Plan liabilities, Plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies, and quarterly investment portfolio reviews.
The following table summarizes our target asset allocation for 2015 and actual asset allocation as of December 31, 2015 and 2014 for our Plan:

	Target Asset Allocation	2015 Actual Asset Allocation	2014 Actual Asset Allocation
Debt securities	72%	72%	70%
Equity securities	28	28	30
Total	100%	100%	100%
For 2016, the investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 5.64%. While we believe we can achieve a long-term average return of 5.64%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.
The pension assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2015 and 2014:

		Fair Value Measurements Using
	Total as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$2.9	$2.9	$—	$—
Mutual funds	242.7	—	242.7	—
Limited partnerships	0.6	—	—	0.6
Total assets	$246.2	$2.9	$242.7	$0.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
	Total as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$6.2	$6.2	$—	$—
Mutual funds	266.0	—	266.0	—
Limited partnerships	0.4	—	—	0.4
Total assets	$272.6	$6.2	$266.0	$0.4
Estimated future benefit payments for the next ten years under the Plan follows:

2016	$20.0
2017	20.1
2018	19.2
2019	19.6
2020	19.2
2021 through 2025	87.5
Collective Bargaining Agreements
As of December 31, 2015, approximately 26% of our workforce was represented by various labor unions, and approximately 6% of our workforce was covered by collective bargaining agreements (CBAs) that are set to expire during 2016.
Multiemployer Pension Plans
We contribute to 27 multiemployer pension plans under CBAs covering union-represented employees. As of December 31, 2015, approximately 21% of our total current employees were participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the PPA, we cannot determine the amount of assessments we may be subject to, if any. Accordingly, we cannot presently determine the impact that the PPA may have on our consolidated financial position, results of operations or cash flows.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2015 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2015 and 2014 is for the plans’ year ended September 30 or December 31, 2014 and 2013, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the “critical” red zone are generally less than 65% funded, plans in the “endangered” yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. The last column lists the expiration dates of the CBAs to which the plans are subject. There have been no significant changes that affect the comparability of the 2015, 2014 and 2013 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2014	2013	Implemented	2015	2014	2013	Imposed	of CBAs
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Critical	Critical	Implemented	10.2	9.2	6.9	No	Various dates through 1/31/19
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	33.4	30.8	26.6	No	Various dates through 10/23/19
Individually significant plans					43.6	40.0	33.5
All other plans	N/A	N/A	N/A	N/A	13.2	11.8	13.2	N/A
Total					$56.8	$51.8	$46.7
We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2015.
Central States, Southeast and Southwest Areas Pension Fund
Before September 30, 2013, we had CBAs with local bargaining units of the Teamsters under which we contributed to the Central States, Southeast and Southwest Areas Pension Fund (the Fund). These CBAs were under negotiation during 2012 and 2013. As part of our CBA negotiations, we partially withdrew from participation in the Fund in 2012 and completely withdrew from the Fund in 2013. Accordingly, we were required to make payments to the Fund for our allocated share of its unfunded vested liabilities.
In January 2014, we received from the Fund a notice and demand for payment of the Fund's calculated and assessed withdrawal liabilities. In April 2014, we submitted to the Fund a request for review and an information request for supporting documentation surrounding the Fund’s calculation and assessment of withdrawal liability.  In September 2014, we submitted a formal demand for arbitration.
In December 2015 we settled outstanding liabilities with respect to the withdrawal events and paid $139.0 million to the Fund. The settlement of the withdrawal liability was based on negotiations and discussions between Republic and the Fund. As of December 31, 2015, the settlement has been paid and we have no remaining liability for our withdrawal from the Fund.
Defined Contribution Plan
We maintain the Republic Services 401(k) Plan (401(k) Plan), which is a defined contribution plan covering all eligible employees. Under the 401(k) Plan, participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.
Total expense recorded for matching 401(k) contributions in 2015, 2014 and 2013 was $37.3 million, $32.1 million and $30.1 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan
We provide eligible Republic employees, officers and directors with the opportunity to voluntarily defer base salary, bonus payments, long-term incentive awards and other compensation, as applicable, on a pre-tax basis through the Republic Services, Inc. Deferred Compensation Plan (the DCP). The DCP is a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. Eligible participants can defer up to 80% of base salary and up to 100% of bonus, long-term compensation and directors’ fees. Under the DCP, some participants also are eligible for matching contributions. The matching contribution under the DCP is equal to the lesser of 2% of the participant’s compensation over established 401(k) limits or 50% of the amount the participant has deferred. The DCP participants have no ownership or security interest in any of the amounts deferred or the measurement funds under the DCP. The right of each participant in the DCP is solely that of a general, unsecured creditor of Republic with respect to his or her own interest under the DCP. Deferred amounts may be subject to forfeiture and are deemed invested among investment funds offered under the DCP, as directed by each participant. Payments of deferred amounts are payable following separation from service or at a date or dates elected by the participant when the deferral is elected. Payments of deferred amounts are made in either a lump sum or in annual installments over a period not exceeding 15 years.
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $90.5 million and $77.1 million as of December 31, 2015 and 2014, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $83.3 million and $76.3 million as of December 31, 2015 and 2014, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2015, 2014 and 2013, issuances under this plan totaled 141,055 shares, 139,941 shares and 142,217 shares, respectively. As of December 31, 2015, shares reserved for issuance to employees under this plan totaled 0.6 million and Republic held employee contributions of approximately $1.4 million for the purchase of common stock.

12.	STOCK REPURCHASES AND DIVIDENDS
Stock Repurchases
Stock repurchase activity during the years ended December 31, 2015 and 2014 follows (in millions except per share amounts):

	2015	2014
Number of shares repurchased	9.8	11.1
Amount paid	$404.7	$400.4
Weighted average cost per share	$41.39	$35.92
As of December 31, 2015, 0.1 million repurchased shares were pending settlement and $3.7 million were unpaid and included within our accrued liabilities.

In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization, which now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2015, the October 2015 repurchase program had remaining authorized purchase capacity of $855.5 million.

In December 2015, our board of directors changed the status of 71,272,964 treasury shares to authorized and unissued. In doing so, the number of our issued shares was reduced by the stated amount. Our accounting policy is to deduct the par value from common stock and to reflect the excess of cost over par value as a deduction from additional paid-in capital. The change in unissued shares resulted in a reduction of $2,295.3 million in treasury stock, $0.6 million in common stock, and $2,294.7 million in additional paid-in capital. There was no effect on our total stockholders' equity position as a result of the change.

Dividends
In October 2015, our board of directors approved a quarterly dividend of $0.30 per share. Cash dividends declared were $404.3 million, $383.6 million and $357.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we recorded a quarterly dividend payable of $103.7 million to shareholders of record at the close of business on January 4, 2016.

13.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including vested but unissued RSUs) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of employee stock options, unvested RSUs and unvested PSUs at the expected attainment levels. We use the treasury stock method in computing diluted earnings per share.
Earnings per share for the years ended December 31, 2015, 2014, and 2013 are calculated as follows (in thousands, except per share amounts):

	2015	2014	2013
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$749,906	$547,600	$588,900
Weighted average common shares outstanding	349,984	356,673	362,054
Basic earnings per share	$2.14	$1.54	$1.63
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$749,906	$547,600	$588,900
Weighted average common shares outstanding	349,984	356,673	362,054
Effect of dilutive securities:
Options to purchase common stock	1,255	1,350	1,332
Unvested RSU awards	137	84	36
Unvested PSU awards	12	—	—
Weighted average common and common equivalent shares outstanding	351,388	358,107	363,422
Diluted earnings per share	$2.13	$1.53	$1.62
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	9	274	1,658

14.	SEGMENT REPORTING
During 2015, we managed and evaluated our operations through three regions: East, Central and West. These regions all provided integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. These three regions are presented below as our 2015 reportable segments.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments for the years ended December 31, 2015, 2014 and 2013 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2015:
East	$2,936.0	$(408.2)	$2,527.8	$271.8	$475.0	$196.0	$4,483.5
Central	3,313.9	(631.2)	2,682.7	332.0	527.7	233.1	5,594.9
West	4,585.8	(845.9)	3,739.9	404.4	832.4	353.8	8,999.2
Corporate entities	177.8	(13.2)	164.6	41.8	(276.3)	162.7	1,499.6
Total	$11,013.5	$(1,898.5)	$9,115.0	$1,050.0	$1,558.8	$945.6	$20,577.2
2014:
East	$2,905.7	$(404.7)	$2,501.0	$266.2	$429.6	$235.5	$4,538.4
Central	3,246.2	(616.3)	2,629.9	318.6	503.6	270.9	5,775.7
West	4,281.6	(787.4)	3,494.2	355.1	825.7	298.7	8,413.7
Corporate entities	192.8	(14.6)	178.2	45.0	(525.8)	57.4	1,366.2
Total	$10,626.3	$(1,823.0)	$8,803.3	$984.9	$1,233.1	$862.5	$20,094.0
2013:
East	$2,857.4	$(401.4)	$2,456.0	$257.6	$451.0	$260.7	$4,972.3
Central	3,098.5	(586.4)	2,512.1	304.6	494.5	297.5	5,794.7
West	4,049.8	(725.4)	3,324.4	342.8	766.6	303.4	8,274.9
Corporate entities	139.0	(14.3)	124.7	49.0	(501.8)	19.2	907.3
Total	$10,144.7	$(1,727.5)	$8,417.2	$954.0	$1,210.3	$880.8	$19,949.2
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, closed landfills and other administrative functions. During the years ended December 31, 2015, 2014 and 2013, environmental remediation charges and recoveries were incurred at our closed Bridgeton Landfill in Missouri. See Note 8, Landfill and Environmental Costs. During 2014 and 2013, we recorded charges related to our withdrawal from the Central States, Southeast and Southwest Areas Pension Fund and reached a settlement during 2015. See Note 11, Employee Benefit Plans, for a summary of our withdrawal and the related settlement. During 2014 and 2013, we completed various refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs. See Note 9, Debt.
In January 2016, we realigned our field support functions by combining two organizational layers into one. This includes the elimination of our three regions, the consolidation of our 20 areas into 10 and the streamlining of select roles at our Phoenix headquarters.  The areas will be grouped and overseen by two Executive Vice Presidents of Operations.  In connection with our restructuring, we will further evaluate our 2016 reporting segments.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2015		2014		2013
Collection:
Residential	$2,242.3	24.6%	$2,193.6	24.9%	$2,175.5	25.8%
Small-container commercial	2,799.9	30.7	2,723.3	30.9	2,616.9	31.1
Large-container industrial	1,890.2	20.7	1,784.0	20.3	1,639.4	19.5
Other	39.8	0.4	37.2	0.4	34.7	0.4
Total collection	6,972.2	76.4	6,738.1	76.5	6,466.5	76.8
Transfer	1,112.7		1,062.6		1,021.8
Less: intercompany	(682.3)		(654.4)		(615.2)
Transfer, net	430.4	4.7	408.2	4.6	406.6	4.8
Landfill	2,036.4		1,975.8		1,923.0
Less: intercompany	(951.9)		(928.1)		(902.2)
Landfill, net	1,084.5	11.9	1,047.7	11.9	1,020.8	12.1
Energy services	95.8	1.1	38.7	0.5	4.2	0.1
Other:
Sale of recycled commodities	372.0	4.1	405.8	4.6	374.6	4.5
Other non-core	160.1	1.8	164.8	1.9	144.5	1.7
Total other	532.1	5.9	570.6	6.5	519.1	6.2
Total revenue	$9,115.0	100.0%	$8,803.3	100.0%	$8,417.2	100.0%
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
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the years ended December 31, 2015, 2014 and 2013 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Total
Balance as of December 31, 2012	$23.1	$(17.3)	$5.8
Other comprehensive income before reclassifications	(4.0)	(7.1)	(11.1)
Amounts reclassified from accumulated other comprehensive loss	0.2	2.1	2.3
Net current-period other comprehensive income	(3.8)	(5.0)	(8.8)
Balance as of December 31, 2013	19.3	(22.3)	(3.0)
Other comprehensive loss before reclassifications	23.8	9.3	33.1
Amounts reclassified from accumulated other comprehensive income	(1.2)	—	(1.2)
Net current-period other comprehensive loss	22.6	9.3	31.9
Balance as of December 31, 2014	41.9	(13.0)	28.9
Other comprehensive loss before reclassifications	18.4	1.9	20.3
Amounts reclassified from accumulated other comprehensive loss	(18.7)	—	(18.7)
Net current-period other comprehensive loss (income)	(0.3)	1.9	1.6
Balance as of December 31, 2015	$41.6	$(11.1)	$30.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of reclassifications out of accumulated other comprehensive loss (income) for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)			Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Recycling commodity hedges	$—	$—	$0.2	Revenue
Fuel hedges	(28.5)	0.7	2.9	Cost of operations
Interest rate contracts	(2.5)	(2.7)	(2.7)	Interest expense
	(31.0)	(2.0)	0.4	Total before tax
	12.3	0.8	(0.2)	Tax benefit (expense)
	(18.7)	(1.2)	0.2	Net of tax
Pension gains:
Pension settlement	$—	$—	$3.5	Selling, general and administrative
	—	—	(1.4)	Tax expense
	—	—	2.1	Net of tax
Total (loss) gain reclassified into earnings	$(18.7)	$(1.2)	$2.3

16.	FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of December 31, 2015:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2016	27,000,000	$3.57
2017	12,000,000	2.92
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of December 31, 2015 and 2014 were current liabilities of $37.8 million and $34.4 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in a loss of $0.4 million and $0.5 million for the years ended December 31, 2015 and 2014 respectively, and a gain of less than $0.1 million for the year ended December 31, 2013, and have been recorded in other income, net in our consolidated statements of income.
Total (loss) gain recognized in other comprehensive (loss) income for fuel hedges (the effective portion) was $(2.0) million, $(24.2) million and $2.4 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We had no outstanding recycling commodity hedges as of December 31, 2015 and 2014. No amounts were recognized in other income, net in our consolidated statements of income for the ineffective portion of the changes in fair values during the years ended December 31, 2015, 2014 and 2013. Total gain (loss) recognized in other comprehensive income for recycling commodity hedges (the effective portion) was $0.1 million and $(0.1) million for the years ended December 31, 2014 and 2013, respectively. No amount was recognized in other comprehensive income for 2015.
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
As of December 31, 2015 and 2014, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2015
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.3	56.3	—	56.3	—
Interest rate swaps - other assets	16.5	16.5	—	16.5	—
Total assets	$115.8	$115.8	$43.0	$72.8	$—
Liabilities:
Fuel hedges - other accrued liabilities	$37.8	$37.8	$—	$37.8	$—
Contingent consideration - other long-term liabilities	$69.6	$69.6	$—	$—	$69.6
Total liabilities	$107.4	$107.4	$—	$37.8	$69.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$59.7	$59.7	$59.7	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.8	56.8	—	56.8	—
Interest rate swaps - other assets	14.1	14.1	—	14.1	—
Total assets	$130.6	$130.6	$59.7	$70.9	$—
Liabilities:
Fuel hedges - other accrued liabilities	$34.4	$34.4	$—	$34.4	$—
Total liabilities	$34.4	$34.4	$—	$34.4	$—
Total Debt
As of December 31, 2015, the carrying value of our total debt was $7.6 billion and the fair value of our total debt was $8.2 billion. As of December 31, 2014, the carrying value of our total debt was $7.1 billion and the fair value of our total debt was $8.0 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2015 and 2014.  See Note 9, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma to operate the county's waste management facilities. See Note 3, Business Acquisitions, for further information related to our acquisition. As of December 31, 2015, the Sonoma contingent consideration represents the fair value of $69.6 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.
The fair value of the contingent consideration was determined using probability assessments of the expected future consideration payments over the remaining useful life of the landfill, and applying a discount rate of 4.0%. The future consideration payments are based on significant inputs that are not observable in the market. Key assumptions include volume of annual tons disposed at the landfill, price paid per annual ton, and the discount rate that represent the best estimates of management, which are subject to remeasurement at each reporting date.

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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with insured employee health care costs, are discussed in Note 7, Other Liabilities; and (2) environmental remediation liabilities, which are discussed in Note 8, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $65 million relating to our outstanding legal proceedings as of December 31, 2015. As of the end of

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $62 million higher than the amount recorded as of December 31, 2015.
Lease Commitments
We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to 30 years. Rent expense during the years ended December 31, 2015, 2014 and 2013 was $53.6 million, $49.1 million and $47.8 million, respectively.
Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2015 are as follows:

2016	$26.1
2017	26.9
2018	24.3
2019	22.3
2020	20.8
Thereafter	92.8
$213.2
Unconditional Purchase Commitments
Royalties
We have entered into agreements to pay royalties to prior landowners, lessors or host communities, based on waste tonnage disposed at specified landfills. These royalties are generally payable quarterly and amounts incurred, but not paid, are accrued in our consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfills.
Disposal Agreements
We have several agreements expiring at various dates through 2048 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2015 are as follows:

2016	$251.9
2017	92.4
2018	52.7
2019	38.7
2019	32.9
Thereafter	557.1
$1,025.7
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2015	2014
Letters of credit	$548.1	$659.9
Surety bonds	3,055.8	2,952.7
The outstanding letters of credit used $503.3 million and $615.1 million as of December 31, 2015 and 2014, respectively, of availability under our Credit Facilities. Surety bonds subject to expiration will expire on various dates through 2021.
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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2015	2014
Financing proceeds	$2.1	$20.9
Holdback escrow	16.8	16.8
Capping, closure and post-closure obligations	27.3	26.7
Insurance	54.1	50.4
Other	—	0.8
Total restricted cash and marketable securities	$100.3	$115.6
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,228.1 million were outstanding as of December 31, 2015. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit. There were no letters of credit outstanding as of December 31, 2015 and 2014.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

18.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Revenue	$2,169.4	$2,311.4	$2,344.0	$2,290.2
Operating income	372.8	389.2	442.9	353.9
Net income	172.5	190.3	215.2	172.4
Net income attributable to Republic Services, Inc.(1)	172.4	190.3	215.0	172.3
Diluted earnings per common share	0.49	0.54	0.61	0.49
2014:
Revenue(1)	$2,077.2	$2,229.2	$2,267.9	$2,229.1
Operating income(1)	306.1	378.3	382.4	166.4
Net income	132.6	179.0	185.8	50.5
Net income attributable to Republic Services, Inc.	132.5	179.0	185.8	50.3
Diluted earnings per common share	0.37	0.50	0.52	0.14
(1) - Line items in these rows do not total to amounts reported in the consolidated statements of income for the years ended December 31, 2015 and 2014 due to rounding.
During the fourth quarter of 2015, we recorded charges of $4.1 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico, as well as $0.4 million of legal charges. During the third quarter of 2015, we recorded a reduction to remediation expenses of $50.0 million related to an insurance recovery at our closed Bridgeton Landfill. During 2014, environmental remediation charges were incurred at our Bridgeton Landfill, of which $36.1 million was recorded during the first quarter of 2014, and $174.5 million was recorded during the fourth quarter of 2014.

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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2015, based on the specified criteria.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the period covered by this Form 10-K identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We acquired Tervita in February 2015 (refer to Note 3, Business Acquisitions, to our audited consolidated financial statements in Item 8 of this Form 10-K). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, we excluded Tervita from our evaluation of internal control over financial reporting as of December 31, 2015. We will continue the process of implementing internal controls over financial reporting for Tervita. As of December 31, 2015, assets excluded from management's assessment totaled approximately $500 million and contributed less than 1% of revenue to our audited consolidated financial statements for the year ended December 31, 2015.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2016 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Stockholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2016 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2015 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	6.8	$30.17	16.2
Equity compensation plans not approved by security holders	—	—	—
Total	6.8	$30.17	16.2
 ____________

(a)	Includes our 2006 Incentive Stock Plan, Amended and Restated 2007 Stock Incentive Plan, and our 2009 Employee Stock Purchase Plan (ESPP)

(b)
Includes 5.0 million stock options, 1.7 million shares underlying restricted stock units, 0.1 million underlying performance shares, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock units and performance shares as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 15.6 million shares under our 2007 Stock Incentive Plan and 0.6 million shares under our ESPP.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2016 Annual Meeting of Shareholders.

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
4.24
Fourth Supplemental Indenture, dated as of March 11, 2015, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.20% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2015).

10.1+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.2+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.3+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).

10.4+
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

10.6+
Form of NEO Stock Option Agreement under the Republic Services, Inc. 2007 Amended and Restated Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.7+
Form of Non-NEO Restricted Stock Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.8+
Form of NEO Restricted Stock Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.9+
Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.10+
Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.11+
Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).

10.12+
Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the Commission on October 27, 2010).

10.13+
Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.14+
Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).

10.15+
Employment Agreement, effective as of October 29, 2013, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.16+
Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc. (now superseded) (incorporated by reference to Exhibit 10.1 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.17+
Memorandum dated February 9, 2010, terminating Employment Agreement, dated December 5, 2008, between Michael Rissman and Republic Services, Inc.( incorporated by reference to Exhibit 10.2 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

Exhibit Number	Description
10.18+
Offer Letter dated August 17, 2009 to Michael Rissman from Republic Services, Inc. regarding general counsel position (incorporated by reference to Exhibit 10.3 of Republic’s Current Report on Form 8-K filed on February 12, 2010).

10.19+
Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective as of October 30, 2013, by and between Republic Services, Inc. and Michael Rissman (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.20+
Amended and Restated Employment Agreement, effective December 8, 2008, by and between Jeffrey A. Hughes and Republic Services, Inc. (incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.21+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.22+
First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.23+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.24+
First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.25+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.26+
Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.27+
Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.28+
Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.29+
Republic Services, Inc. Executive Separation Policy, as amended as of March 29, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.30+
Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.31+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.32+
Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.33+	Offer Letter, dated May 23, 2014, by and between Robert Maruster and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 2, 2014).
10.34+
Form of Employee Restricted Stock Unit Agreement, dated May 23, 2014, by and between Robert Maruster and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 2, 2014).

10.35+
Offer Letter, dated August 22, 2014, by and between Charles F. Serianni and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 25, 2014).

10.36+	Clawback Policy, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 30, 2014).

Exhibit Number	Description
10.37+
First Amendment to the Employment Agreement, dated December 23, 2014, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2014).

10.38+	Form of Performance Share Agreement, adopted January 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.39+
Form of Employee Restricted Stock Unit Agreement - Senior Executive, adopted January 7, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 9, 2015).

10.40+
Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective February 10, 2015 (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

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

Date:	February 11, 2016	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2016
Donald W. Slager

/s/ CHARLES F. SERIANNI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2016
Charles F. Serianni

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2016
Brian A. Goebel

/s/ RAMON A. RODRIGUEZ	Chairman of the Board of Directors	February 11, 2016
Ramon A. Rodriguez

/s/ TOMAGO COLLINS	Director	February 11, 2016
Tomago Collins

/s/ JAMES W. CROWNOVER	Director	February 11, 2016
James W. Crownover

/s/ ANN E. DUNWOODY	Director	February 11, 2016
Ann E. Dunwoody

/s/ WILLIAM J. FLYNN	Director	February 11, 2016
William J. Flynn

/s/ MANUEL KADRE	Director	February 11, 2016
Manuel Kadre

/s/ MICHAEL LARSON	Director	February 11, 2016
Michael Larson

/s/ W. LEE NUTTER	Director	February 11, 2016
W. Lee Nutter

/s/ JOHN M. TRANI	Director	February 11, 2016
John M. Trani