Form 10-Q
period 2016-03-31
REPUBLIC SERVICES, INC.
filed 2016-04-29
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 21, 2016, the registrant had outstanding 343,898,054 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 3,156,349).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33.4	$32.4
Accounts receivable, less allowance for doubtful accounts and other of $46.3 and $46.7, respectively	935.0	962.9
Prepaid expenses and other current assets	214.9	235.0
Total current assets	1,183.3	1,230.3
Restricted cash and marketable securities	95.7	100.3
Property and equipment, net	7,612.0	7,552.8
Goodwill	11,149.1	11,145.5
Other intangible assets, net	231.1	246.4
Other assets	268.0	260.6
Total assets	$20,539.2	$20,535.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542.4	$577.4
Notes payable and current maturities of long-term debt	5.5	5.5
Deferred revenue	316.9	313.9
Accrued landfill and environmental costs, current portion	156.7	149.8
Accrued interest	70.1	71.6
Other accrued liabilities	718.7	716.6
Total current liabilities	1,810.3	1,834.8
Long-term debt, net of current maturities	7,554.9	7,527.4
Accrued landfill and environmental costs, net of current portion	1,679.1	1,677.9
Deferred income taxes and other long-term tax liabilities	1,128.9	1,131.8
Insurance reserves, net of current portion	283.3	278.1
Other long-term liabilities	316.8	309.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 346.8 and 346.0 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,701.6	4,677.7
Retained earnings	3,190.9	3,138.3
Treasury stock, at cost (2.3 and 0.4 shares, respectively)	(101.7)	(14.9)
Accumulated other comprehensive loss, net of tax	(31.1)	(30.5)
Total Republic Services, Inc. stockholders’ equity	7,763.2	7,774.1
Noncontrolling interests	2.7	2.5
Total stockholders’ equity	7,765.9	7,776.6
Total liabilities and stockholders’ equity	$20,539.2	$20,535.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$2,248.6	$2,169.4
Expenses:
Cost of operations	1,381.4	1,304.3
Depreciation, amortization and depletion	243.2	233.4
Accretion	19.8	19.7
Selling, general and administrative	241.2	239.2
Withdrawal costs - multiemployer pension funds	5.6	—
Restructuring charges	11.9	—
Operating income	345.5	372.8
Interest expense	(92.7)	(88.6)
Interest income	0.5	0.3
Other expense, net	(0.7)	—
Income before income taxes	252.6	284.5
Provision for income taxes	95.7	112.0
Net income	156.9	172.5
Net income attributable to noncontrolling interests	(0.2)	(0.1)
Net income attributable to Republic Services, Inc.	$156.7	$172.4
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.45	$0.49
Weighted average common shares outstanding	345.4	353.3
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.45	$0.49
Weighted average common and common equivalent shares outstanding	346.7	354.8
Cash dividends per common share	$0.30	$0.28
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$156.9	$172.5
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	(6.1)	(2.7)
Realized loss reclassified into earnings	6.3	3.7
Unrealized (loss) gain	(0.8)	0.2
Pension activity:
Change in funded status of pension plan obligations	—	(0.1)
Other comprehensive (loss) income, net of tax	(0.6)	1.1
Comprehensive income	156.3	173.6
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.1)
Comprehensive income attributable to Republic Services, Inc.	$156.1	$173.5
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2015	346.0	$3.5	$4,677.7	$3,138.3	(0.4)	$(14.9)	$(30.5)	$2.5	$7,776.6
Net income	—	—	—	156.7	—	—	—	0.2	156.9
Other comprehensive income	—	—	—	—	—	—	(0.6)	—	(0.6)
Cash dividends declared	—	—	—	(103.4)	—	—	—	—	(103.4)
Issuances of common stock	0.8	—	16.7	—	—	—	—	—	16.7
Stock-based compensation	—	—	7.2	(0.7)	—	—	—	—	6.5
Purchase of common stock for treasury	—	—	—	—	(1.9)	(86.8)	—	—	(86.8)
Balance as of March 31, 2016	346.8	$3.5	$4,701.6	$3,190.9	(2.3)	$(101.7)	$(31.1)	$2.7	$7,765.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities:
Net income	$156.9	$172.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	263.0	253.1
Non-cash interest expense	11.6	11.0
Restructuring charges	11.9	—
Stock-based compensation	6.5	7.2
Deferred tax benefit	(3.3)	(11.4)
Provision for doubtful accounts, net of adjustments	4.6	4.9
Gain on disposition of assets, net and asset impairments	(0.9)	(1.4)
Withdrawal liability - multiemployer pension funds	5.6	—
Environmental adjustments	—	(1.3)
Excess income tax benefit from stock-based compensation activity and other non-cash items	(4.1)	(4.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	22.6	31.3
Prepaid expenses and other assets	(44.1)	12.3
Accounts payable	(39.7)	(34.0)
Restructuring expenditures	(5.3)	—
Capping, closure and post-closure expenditures	(11.7)	(9.3)
Remediation expenditures	(14.8)	(15.3)
Other liabilities	72.7	80.6
Cash provided by operating activities	431.5	496.1
Cash used in investing activities:
Purchases of property and equipment	(271.5)	(269.6)
Proceeds from sales of property and equipment	2.9	3.2
Cash used in business acquisitions, net of cash acquired	(6.0)	(509.4)
Change in restricted cash and marketable securities	4.6	2.9
Other	(0.2)	(0.5)
Cash used in investing activities	(270.2)	(773.4)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	812.0	658.0
Proceeds from issuance of senior notes, net of discount	—	497.9
Payments of notes payable and long-term debt	(798.6)	(660.8)
Fees paid to issue senior notes and retire certain hedging relationships	—	(3.3)
Issuances of common stock	12.8	26.2
Excess income tax benefit from stock-based compensation activity	3.9	3.6
Purchases of common stock for treasury	(85.8)	(86.1)
Cash dividends paid	(103.7)	(98.7)
Other	(0.9)	(0.4)
Cash (used in) provided by financing activities	(160.3)	336.4
Increase in cash and cash equivalents	1.0	59.1
Cash and cash equivalents at beginning of year	32.4	75.2
Cash and cash equivalents at end of period	$33.4	$134.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (referred to collectively as Republic, the Company, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and energy services in the United States, as measured by revenue. We manage and evaluate our operations through two field groups, Group 1 and Group 2, that we have identified as our reportable segments.
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2015.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Our actual results may differ significantly from our estimates.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this standard on a retrospective basis in the first quarter of 2016, which resulted in a reduction of our debt liability and other assets in our consolidated balance sheets of $40.1 million and $41.3 million as of March 31, 2016 and December 31, 2015, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires lessees to recognize lease assets and liabilities for those leases classified as operating leases under previous U.S. GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the timing of the adoption and the potential impact this guidance may have on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing of the adoption and the potential impact this guidance may have on our consolidated financial statements.

2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the three months ended March 31, 2016 and 2015.  The purchase price for these acquisitions and the allocations of the purchase price follow:

	2016	2015
Purchase price:
Cash used in acquisitions, net of cash acquired	$6.0	$509.4
Holdbacks	0.1	2.3
Total	6.1	511.7
Allocated as follows:
Accounts receivable	0.1	36.1
Landfill airspace	—	87.2
Property and equipment	1.8	141.7
Other assets	0.1	1.4
Accounts payable	—	(7.1)
Environmental remediation liabilities	(0.1)	(2.8)
Closure and post-closure liabilities	(0.1)	(8.1)
Other liabilities	(0.1)	(9.8)
Fair value of tangible assets acquired and liabilities assumed	1.7	238.6
Excess purchase price to be allocated	$4.4	$273.1
Excess purchase price allocated as follows:
Other intangible assets	$1.5	$7.3
Goodwill	2.9	265.8
Total allocated	$4.4	$273.1
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
In 2015, we acquired all of the equity interests of Tervita, LLC (Tervita) in exchange for a cash payment of $476.6 million. Tervita provides waste services to a diverse customer base serving oil and natural gas producers and operates three types of waste management and disposal facilities: treatment, recovery and disposal facilities, engineered landfills and salt water disposal injection wells. Based on the final valuation work performed through March 31, 2016, we allocated $109.3 million of the purchase price to property and equipment, $85.5 million to landfill airspace, $7.2 million to intangible assets, and $21.0 million to net working capital. We also assumed $6.9 million of closure and post-closure obligations and $7.6 million of environmental remediation and other liabilities. Approximately $268 million of the remaining purchase price was allocated to

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

goodwill and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized from the amount recorded as of March 31, 2016.
Restructuring Charges
In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years.
We expect to incur charges of approximately $25 million and $10 million related to our field realignment and the consolidation of our customer service locations, respectively. The restructuring charges are primarily for severance benefits, transition costs and lease termination costs, and substantially all of these restructuring charges will be recorded in our corporate segment. During the three months ended March 31, 2016, we incurred $11.9 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three months ended March 31, 2016, we paid $5.3 million related to these restructuring efforts.
We expect the majority of the field realignment restructuring charges to be incurred in the remainder of 2016, and the charges related to the consolidation of our customer service locations to be incurred over the next two years.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our area locations and streamlining select operational support roles at our Phoenix headquarters.  Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
During the three months ended March 31, 2016, we determined that our 2016 reportable segments are Group 1 and Group 2. We also evaluated our reporting units and determined that our 2016 reporting units are our reportable segments. We allocated goodwill to the new reporting units using a relative fair value approach and determined that there were no indicators of goodwill impairment.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2015	Acquisitions	Adjustments to Acquisitions	Balance as of March 31, 2016
Group 1	$5,248.1	$0.9	$—	$5,249.0
Group 2	5,897.4	2.0	0.7	5,900.1
Total	$11,145.5	$2.9	$0.7	$11,149.1
Adjustments to acquisitions during the three months ended March 31, 2016 primarily related to working capital, which were recorded to goodwill in purchase accounting.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 20 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of March 31, 2016
	Balance as of December 31, 2015	Acquisitions	Balance as of March 31, 2016	Balance as of December 31, 2015	Additions Charged to Expense	Balance as of March 31, 2016
Customer relationships, franchise and other municipal agreements	$651.6	$1.2	$652.8	$(431.0)	$(15.6)	$(446.6)	$206.2
Non-compete agreements	30.8	0.3	31.1	(22.1)	(0.8)	(22.9)	8.2
Other intangible assets	65.6	—	65.6	(48.5)	(0.4)	(48.9)	16.7
Total	$748.0	$1.5	$749.5	$(501.6)	$(16.8)	$(518.4)	$231.1

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015 follows:

	2016	2015
Inventories	$38.8	$38.8
Prepaid expenses	67.8	66.1
Other non-trade receivables	79.3	34.6
Reinsurance receivable	12.1	12.5
Income tax receivable	12.3	78.5
Other current assets	4.6	4.5
Total	$214.9	$235.0
Other Assets
A summary of other assets as of March 31, 2016 and December 31, 2015 follows:

	2016	2015
Deferred compensation plan	$84.9	$90.5
Amounts recoverable for capping, closure and post-closure obligations	26.5	25.9
Reinsurance receivable	47.8	44.0
Interest rate swaps	27.5	16.5
Other	81.3	83.7
Total	$268.0	$260.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2016 and December 31, 2015 follows:

	2016	2015
Accrued payroll and benefits	$159.5	$187.8
Accrued fees and taxes	119.3	126.5
Insurance reserves, current portion	135.5	127.7
Ceded insurance reserves, current portion	12.1	12.5
Accrued dividends	103.4	103.7
Current tax liabilities	30.0	0.5
Fuel hedge fair value and settlements payable	36.1	41.0
Accrued professional fees and legal settlement reserves	42.8	44.2
Other	80.0	72.7
Total	$718.7	$716.6
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2016 and December 31, 2015 follows:

	2016	2015
Deferred compensation plan	$86.7	$83.3
Pension and other post-retirement liabilities	11.9	12.1
Legal settlement reserves	23.2	24.7
Ceded insurance reserves	47.8	44.0
Withdrawal liability - multiemployer pension funds	11.7	6.1
Contingent consideration and acquisition holdbacks	77.8	78.0
Other	57.7	61.1
Total	$316.8	$309.3
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of March 31, 2016 and December 31, 2015 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $418.8 million and $405.8 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2016, we owned or operated 193 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. We also have post-closure responsibility for 125 closed landfills.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2016 and December 31, 2015 follows:

	2016	2015
Landfill final capping, closure and post-closure liabilities	$1,197.3	$1,181.6
Environmental remediation liabilities	638.5	646.1
Total accrued landfill and environmental costs	1,835.8	1,827.7
Less: current portion	(156.7)	(149.8)
Long-term portion	$1,679.1	$1,677.9
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the three months ended March 31, 2016 and 2015:

	2016	2015
Asset retirement obligation liabilities, beginning of year	$1,181.6	$1,144.3
Non-cash additions	9.3	8.9
Acquisitions and other adjustments	0.3	8.2
Asset retirement obligation adjustments	(2.0)	(0.3)
Payments	(11.7)	(9.3)
Accretion expense	19.8	19.7
Asset retirement obligation liabilities, end of period	1,197.3	1,171.5
Less: current portion	(88.2)	(88.7)
Long-term portion	$1,109.1	$1,082.8
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $27.5 million and $27.3 million as of March 31, 2016 and December 31, 2015, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2016 would be approximately $350 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2016 and 2015:

	2016	2015
Environmental remediation liabilities, beginning of year	$646.1	$697.5
Net additions charged to expense	—	(1.3)
Payments	(14.8)	(15.3)
Accretion expense (non-cash interest expense)	5.8	6.2
Acquisitions and other adjustments	1.4	2.8
Environmental remediation liabilities, end of period	638.5	689.9
Less: current portion	(68.5)	(76.6)
Long-term portion	$570.0	$613.3
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
The following is a discussion of our significant remediation matter:
Bridgeton Landfill.  During the three months ended March 31, 2016, we paid $5.0 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent (the Order) addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes. The Order formalizes certain of the remediation work to be performed at the site that already was contemplated in our remediation liability. From time to time, however, we may be required to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of March 31, 2016, the remediation liability recorded for this site is $212.5 million, of which approximately $20 million is expected to be paid during the remainder of 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of March 31, 2016.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of March 31, 2016 and December 31, 2015 is listed in the following table, and is adjusted for debt issuance costs, the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2016			December 31, 2015
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$35.2	$—	$35.2	$19.0	$—	$19.0
May 2017	Variable	—	—	—	—	—	—
June 2019	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(1.8)	698.2	700.0	(2.0)	698.0
September 2019	5.500	650.0	(4.1)	645.9	650.0	(4.4)	645.6
March 2020	5.000	850.0	(3.2)	846.8	850.0	(3.4)	846.6
November 2021	5.250	600.0	(2.2)	597.8	600.0	(2.3)	597.7
June 2022	3.550	850.0	(6.2)	843.8	850.0	(6.5)	843.5
May 2023	4.750	550.0	20.1	570.1	550.0	9.4	559.4
March 2025	3.200	500.0	(5.9)	494.1	500.0	(6.0)	494.0
March 2035	6.086	275.7	(23.8)	251.9	275.7	(23.9)	251.8
March 2040	6.200	650.0	(6.6)	643.4	650.0	(6.6)	643.4
May 2041	5.700	600.0	(8.8)	591.2	600.0	(8.9)	591.1
Debentures:
May 2021	9.250	35.3	(1.3)	34.0	35.3	(1.4)	33.9
September 2035	7.400	165.2	(39.7)	125.5	165.2	(39.9)	125.3
Tax-exempt:
2019 - 2044	0.450 - 5.625	1,079.1	(6.9)	1,072.2	1,079.1	(7.0)	1,072.1
Capital leases:
2016 - 2046	4.000 - 12.203	110.3	—	110.3	111.5	—	111.5
Total Debt		$7,650.8	$(90.4)	7,560.4	$7,635.8	$(102.9)	7,532.9
Less: current portion				(5.5)			(5.5)
Long-term portion				$7,554.9			$7,527.4
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to increase availability, at our option, by an aggregate amount of up to $500.0 million, through increased commitments from existing lenders or the addition of new lenders.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,745.4 million and $1,727.7 million as of March 31, 2016 and December 31, 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of March 31, 2016 and December 31, 2015, we had no borrowings under our Credit Facilities.  We had $485.6 million and $503.3 million of letters of credit outstanding under our Credit Facilities as of March 31, 2016 and December 31, 2015, respectively.
We also have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2016 and December 31, 2015, we had $35.2 million and $19.0 million, respectively, of borrowings under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during 2015.
Our senior notes are general unsecured obligations. Interest is payable semi-annually. The senior notes have a make-whole provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.
Tax-Exempt Financings
As of March 31, 2016 and December 31, 2015, we had $1,072.2 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $110.3 million and $111.5 million as of March 31, 2016 and December 31, 2015, respectively, with maturities ranging from 2016 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of March 31, 2016, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of March 31, 2016 and December 31, 2015, the interest rate swap agreements are reflected at their fair value of $27.5 million and $16.5 million, respectively, and are included in other assets. To the extent they are effective, these interest rate

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.7 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended March 31, 2016 and 2015, we recognized a loss of $10.6 million and $5.4 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of $11.0 million and $5.8 million, respectively, on the related interest rate swaps. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other expense, net.
Cash Flow Hedges
During the three months ended March 31, 2016, we entered into a number of interest rate lock agreements having an aggregate notional amount of $300.0 million with fixed interest rates ranging from 2.050% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of a planned issuance of senior notes in 2018. Upon the expected issuance of the senior notes in 2018, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of March 31, 2016 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair value of the outstanding interest rate locks as of March 31, 2016 was $6.1 million and was recorded in other long-term liabilities in our consolidated balance sheet. As of March 31, 2016, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive loss, net of tax, was $3.7 million.
As of March 31, 2016 and December 31, 2015, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive loss, net of tax, was $19.2 million and $19.4 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $1.6 million of net expense, net of tax, over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $0.3 million and $0.7 million during each of the three months ended March 31, 2016 and 2015.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2016 and 2015 was 37.9% and 39.4%, respectively. The effective tax rate for the three months ended March 31, 2016 was favorably affected by the resolution of a state tax matter.
We received refunds (net of payments) of $1.3 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2016, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $10.6 million related to our uncertain tax positions.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Substantially all of our valuation allowance is associated with state loss carryforwards. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2016, the valuation allowance associated with our state loss carryforwards was approximately $61 million.

9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan), and in May 2013 our shareholders ratified the Plan. We currently have approximately 14.8 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2016:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	5.0	$30.08
Granted	—	—
Exercised	(0.6)	29.60		$10.0
Forfeited or expired	(0.1)	31.09
Outstanding as of March 31, 2016	4.3	$30.13	2.9	$75.8
Exercisable as of March 31, 2016	3.6	$29.76	2.7	$64.1
During the three months ended March 31, 2016 and 2015, compensation expense for stock options was $0.2 million and $0.9 million, respectively.
As of March 31, 2016, total unrecognized compensation expense related to outstanding stock options was $0.8 million, which will be recognized over a weighted average period of 1.0 year. The total fair value of stock options that vested during the three months ended March 31, 2016 was $5.4 million.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the three months ended March 31, 2016:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	1,727.3	$34.15
Granted	566.6	45.17
Vested and issued	(328.1)	34.36
Forfeited	(66.0)	36.76
Outstanding as of March 31, 2016	1,899.8	$37.31	1.3	$90.5
Vested and unissued as of March 31, 2016	605.6	$31.07
During the three months ended March 31, 2016, we awarded our non-employee directors 45,900 RSUs, which vested immediately. During the three months ended March 31, 2016, we awarded 508,586 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 12,108 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the three months ended March 31, 2016 and 2015, compensation expense related to RSUs totaled $5.3 million and $6.0 million, respectively. As of March 31, 2016, total unrecognized compensation expense related to outstanding RSUs was $46.4 million, which will be recognized over a weighted average period of 3.2 years.
Performance Shares
During the three months ended March 31, 2016, we awarded 168,786 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the three months ended March 31, 2016, we awarded 211,924 PSUs to our employees other than our named executive officers. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the three months ended March 31, 2016:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	143.4	$38.69
Granted	381.7	46.52
Vested and issued	—	—
Forfeited	—	—
Outstanding as of March 31, 2016	525.1	$44.38
During the three months ended March 31, 2016, 994 PSUs accumulated as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
For the stock-settled portion of the awards that vest based on future ROIC and CFVC performance, compensation expense is measured using the fair value of our common stock at the grant date. For the cash-settled portion of the awards that vest based on future ROIC and CFVC performance, compensation expense is recorded based on the fair value of our common stock at the end of each reporting period. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for the portion of the award that we expect to vest, which we estimate based on an assessment of the probability that the performance criteria will be achieved.
For the stock-settled portion of the awards that vest based on RTSR, the grant date fair value is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. For the cash-settled portion of the awards that vest based on RTSR, compensation expense also incorporates the fair value of our PSUs at the end of each reporting period. Compensation expense is recognized for the RTSR portion of the award whether or not the market conditions are achieved.
During the three months ended March 31, 2016 and 2015, compensation expense related to PSUs totaled $1.6 million and $0.3 million, respectively. As of March 31, 2016, total unrecognized compensation expense related to outstanding PSUs was $19.5 million which we expect to be recognized over a weighted average period of 2.6 years.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
Stock repurchase activity during the three months ended March 31, 2016 and 2015 follows (in millions except per share amounts):

	Three Months Ended March 31,
	2016	2015
Number of shares repurchased	1.9	2.1
Amount paid	$85.8	$86.1
Weighted average cost per share	$44.68	$41.01
As of March 31, 2016 and 2015, 0.1 million and 0.2 million repurchased shares were pending settlement and $4.7 million and $9.1 million were unpaid and included within other accrued liabilities, respectively.
Dividends
In February 2016, our board of directors approved a quarterly dividend of $0.30 per share. Cash dividends declared were $103.4 million for the three months ended March 31, 2016. As of March 31, 2016, we recorded a quarterly dividend payable of $103.4 million to shareholders of record at the close of business on April 1, 2016.
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
Earnings per share for the three months ended March 31, 2016 and 2015 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$156,700	$172,400
Weighted average common shares outstanding	345,403	353,301
Basic earnings per share	$0.45	$0.49
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$156,700	$172,400
Weighted average common shares outstanding	345,403	353,301
Effect of dilutive securities:
Options to purchase common stock	1,137	1,381
Unvested RSU awards	143	126
Unvested PSU awards	42	2
Weighted average common and common equivalent shares outstanding	346,725	354,810
Diluted earnings per share	$0.45	$0.49
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	14

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the three months ended March 31, 2016 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2015	$41.6	$(11.1)	$30.5
Other comprehensive loss before reclassifications	6.9	—	6.9
Amounts reclassified from accumulated other comprehensive income	(6.3)	—	(6.3)
Net current period other comprehensive loss	0.6	—	0.6
Balance as of March 31, 2016	$42.2	$(11.1)	$31.1
A summary of reclassifications out of accumulated other comprehensive loss (income) for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31,
	2016	2015
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Fuel hedges	$(10.1)	$(5.6)	Cost of operations
Terminated interest rate locks	(0.3)	(0.7)	Interest expense
	(10.4)	(6.3)	Total before tax
	4.1	2.6	Tax benefit
Total loss reclassified into earnings	$(6.3)	$(3.7)	Net of tax
12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of March 31, 2016:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2016	20,250,000	3.57
2017	12,000,000	2.92
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of March 31, 2016 and December 31, 2015 were current liabilities of $32.8 million and $37.8 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in a gain of $0.2 million and a loss of $0.8 million for the three months ended March 31, 2016 and 2015, respectively, and have been recorded in other expense, net in our consolidated statements of income.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Total gain recognized in other comprehensive loss, net of tax, for fuel hedges (the effective portion) was $2.9 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We had no outstanding recycling commodity hedges as of March 31, 2016 and December 31, 2015.
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
As of March 31, 2016 and December 31, 2015, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$41.3	$41.3	$41.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	49.5	49.5	—	49.5	—
Interest rate swaps - other assets	27.5	27.5	—	27.5	—
Total assets	$118.3	$118.3	$41.3	$77.0	$—
Liabilities:
Fuel hedges - other accrued liabilities	$32.8	$32.8	$—	$32.8	$—
Interest rate locks - other long-term liabilities	6.1	6.1	—	6.1	—
Contingent consideration - other long-term liabilities	69.5	69.5	—	—	69.5
Total liabilities	$108.4	$108.4	$—	$38.9	$69.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.3	56.3	—	56.3	—
Interest rate swaps - other assets	16.5	16.5	—	16.5	—
Total assets	$115.8	$115.8	$43.0	$72.8	$—
Liabilities:
Fuel hedges - other accrued liabilities	$37.8	$37.8	$—	$37.8	$—
Contingent consideration- other long-term liabilities	69.6	69.6	—	—	69.6
Total liabilities	$107.4	$107.4	$—	$37.8	$69.6
Total Debt
As of March 31, 2016, the carrying value of our total debt was $7.6 billion and the fair value of our total debt was $8.4 billion. As of December 31, 2015, the carrying value of our total debt was $7.5 billion and the fair value of our total debt was $8.2 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of March 31, 2016 and December 31, 2015, respectively. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma County, California to operate the county's waste management facilities. As of March 31, 2016, the contingent consideration of $69.5 million represents the fair value of amounts payable to Sonoma County based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $89 million and $178 million.
The fair value of the contingent consideration was determined using probability assessments of the expected future payments over the remaining useful life of the landfill, and applying a discount rate of 4.0%. The future payments are based on significant inputs that are not observable in the market. Key assumptions include annual volume of tons disposed at the landfill, the price paid per ton, and the discount rate that represent the best estimates of management, which are subject to remeasurement at each reporting date. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.

13. SEGMENT REPORTING
In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern United States and the eastern seaboard of the United States.
We manage and evaluate our operations through the two noted field groups, Group 1 and Group 2. These two groups are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the three months ended March 31, 2016 and 2015 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended March 31, 2016
Group 1	$1,244.7	$(244.1)	$1,000.6	$102.2	$216.6	$89.7	$9,159.7
Group 2	1,424.5	(217.5)	1,207.0	132.8	247.4	69.2	9,858.0
Corporate entities	44.1	(3.1)	41.0	28.0	(118.5)	112.6	1,521.5
Total	$2,713.3	$(464.7)	$2,248.6	$263.0	$345.5	$271.5	$20,539.2
Three Months Ended March 31, 2015
Group 1	$1,189.3	$(233.7)	$955.6	$94.7	$219.1	$76.2	$9,242.2
Group 2	1,374.2	(198.9)	1,175.3	130.8	266.4	88.2	9,933.1
Corporate entities	41.4	(2.9)	38.5	27.6	(112.7)	105.2	1,418.4
Total	$2,604.9	$(435.5)	$2,169.4	$253.1	$372.8	$269.6	$20,593.7
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
The following table shows our total reported revenue by service line for the three months ended March 31, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2016		2015
Collection:
Residential	$551.1	24.5%	$551.7	25.5%
Small-container commercial	707.8	31.5	694.8	32.0
Large-container industrial	469.5	20.9	435.0	20.1
Other	8.9	0.4	9.0	0.4
Total collection	1,737.3	77.3	1,690.5	78.0
Transfer	268.2		251.2
Less: intercompany	(164.5)		(157.9)
Transfer, net	103.7	4.6	93.3	4.3
Landfill	489.4		456.2
Less: intercompany	(227.7)		(217.6)
Landfill, net	261.7	11.6	238.6	11.0
Energy services	18.7	0.8	24.1	1.1
Other:
Sale of recycled commodities	86.8	3.9	85.4	3.9
Other non-core	40.4	1.8	37.5	1.7
Total other	127.2	5.7	122.9	5.6
Total revenue	$2,248.6	100.0%	$2,169.4	100.0%
Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $63 million relating to our outstanding legal proceedings as of March 31, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $51 million higher than the amount recorded as of March 31, 2016.
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
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of March 31, 2016 and December 31, 2015:

	2016	2015
Financing proceeds	$—	$2.1
Holdback escrow	16.8	16.8
Capping, closure and post-closure obligations	27.5	27.3
Insurance	51.4	54.1
Total restricted cash and marketable securities	$95.7	$100.3
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
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of March 31, 2016, we operated facilities in 39 states and Puerto Rico through 340 collection operations, 202 transfer stations, 193 active landfills, 66 recycling centers, 8 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We also operated 69 landfill gas and renewable energy projects and have post-closure responsibility for 125 closed landfills.
Revenue for the three months ended March 31, 2016 increased by 3.6% to $2,248.6 million compared to $2,169.4 million for the same period in 2015. This change in revenue is due to increases in average yield of 2.0%, volume of 2.5%, and acquisitions, net of divestitures of 1.2%, partially offset by decreases in fuel recovery fees of 1.4%, recycled commodities of 0.1%, and energy services of 0.6%.
The following table summarizes our revenue, costs and expenses for the three months ended March 31, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2016		2015
Revenue	$2,248.6	100.0%	$2,169.4	100.0%
Expenses:
Cost of operations	1,381.4	61.4	1,304.3	60.1
Depreciation, amortization and depletion of property and equipment	225.3	10.0	215.4	10.0
Amortization of other intangible assets and other assets	17.9	0.8	18.0	0.8
Accretion	19.8	0.9	19.7	0.9
Selling, general and administrative	241.2	10.7	239.2	11.0
Withdrawal costs - multiemployer pension funds	5.6	0.2	—	—
Restructuring charges	11.9	0.5	—	—
Operating income	$345.5	15.5%	$372.8	17.2%
Our pre-tax income was $252.6 million for the three months ended March 31, 2016, compared to $284.5 million for the same period in 2015. Our net income attributable to Republic Services, Inc. was $156.7 million for the three months ended March 31, 2016, or $0.45 per diluted share, compared to $172.4 million, or $0.49 per diluted share, for the same period in 2015.
During the three months ended March 31, 2016, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$252.6	$156.7	$0.45	$284.5	$172.4	$0.49
Withdrawal costs - multiemployer pension funds	5.6	3.4	0.01	—	—	—
Restructuring charges	11.9	7.2	0.02	—	—	—
Total adjustments	17.5	10.6	0.03	—	—	—
As adjusted	$270.1	$167.3	$0.48	$284.5	$172.4	$0.49

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
Withdrawal costs - multiemployer pension funds. During the three months ended March 31, 2016, we recorded charges to earnings of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change which may adversely impact our reserves for withdrawal costs.
Restructuring charges. In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years. During the three months ended March 31, 2016, we incurred $11.9 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three months ended March 31, 2016, we paid $5.3 million related to these restructuring efforts.
Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and energy services. Our residential and small-container commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We generally provide small-container commercial and large-container industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Our revenue from energy services consists mainly of fees we charge for the treatment of liquid and solid waste derived from the production of oil and natural gas. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the three months ended March 31, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2016		2015
Collection:
Residential	$551.1	24.5%	$551.7	25.5%
Small-container commercial	707.8	31.5	694.8	32.0
Large-container industrial	469.5	20.9	435.0	20.1
Other	8.9	0.4	9.0	0.4
Total collection	1,737.3	77.3	1,690.5	78.0
Transfer	268.2		251.2
Less: intercompany	(164.5)		(157.9)
Transfer, net	103.7	4.6	93.3	4.3
Landfill	489.4		456.2
Less: intercompany	(227.7)		(217.6)
Landfill, net	261.7	11.6	238.6	11.0
Energy services	18.7	0.8	24.1	1.1
Other:
Sale of recycled commodities	86.8	3.9	85.4	3.9
Other non-core	40.4	1.8	37.5	1.7
Total other	127.2	5.7	122.9	5.6
Total revenue	$2,248.6	100.0%	$2,169.4	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Average yield	2.0%	2.1%
Fuel recovery fees	(1.4)	(0.7)
Total price	0.6	1.4
Volume	2.5	1.9
Recycled commodities	(0.1)	(1.0)
Energy services	(0.6)	—
Total internal growth	2.4	2.3
Acquisitions / divestitures, net	1.2	2.1
Total	3.6%	4.4%

Core price	3.4%	3.7%

Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.2% and 2.4% for the three months ended March 31, 2016 and 2015, respectively. Core price as a percentage of related-business revenue was 3.7% and 4.1% for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, we experienced the following changes in our revenue as compared to the same period in 2015:

•	Average yield increased revenue by 2.0% for the three months ended March 31, 2016, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 1.4% during the three months ended March 31, 2016. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for the three months ended March 31, 2016 resulted primarily from the decrease in fuel prices.

•
Volume increased revenue by 2.5% during the three months ended March 31, 2016, primarily due to volume growth in our large-container industrial collection and landfill lines of business. The volume increase in our landfill line of business is primarily attributable to increased construction and demolition, special waste and municipal solid waste volumes. The overall volume increase included 0.5% of contribution from one additional workday for the three months ended March 31, 2016.

•
Recycled commodities decreased revenue by 0.1% during the three months ended March 31, 2016, primarily due to lower commodity prices, partially offset by an increase in volumes. The average price for old corrugated cardboard for the three months ended March 31, 2016 was $97 per ton compared to $96 per ton for the same period in 2015. The average price of old newspaper for the three months ended March 31, 2016 was $73 per ton compared to $77 per ton for the same period in 2015. Our processed recycled commodity volume for the three months ended March 31, 2016 of 0.6 million tons sold was approximately 7% higher than the volume in the same period in 2015.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•
Acquisitions increased revenue by 1.2% during the three months ended March 31, 2016, primarily due to the acquisition of Tervita, LLC (Tervita) in February 2015 and our waste management contract with Sonoma County, California that was executed in April 2015.

•	Energy services decreased revenue by 0.6% due primarily to the reduction in drilling activity resulting from the decline in the price of oil.
Cost of Operations
Cost of operations includes labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal franchise fees and taxes, consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which include casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycled commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.

The following table summarizes the major components of our cost of operations for the three months ended March 31, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2016		2015
Labor and related benefits	$472.0	21.0%	$442.9	20.4%
Transfer and disposal costs	179.0	8.0	160.4	7.4
Maintenance and repairs	218.3	9.7	198.5	9.1
Transportation and subcontract costs	122.2	5.4	117.3	5.4
Fuel	70.3	3.1	93.0	4.3
Franchise fees and taxes	108.4	4.8	102.7	4.7
Landfill operating costs	43.7	1.9	32.9	1.5
Risk management	45.7	2.0	36.7	1.7
Cost of goods sold	38.5	1.7	39.1	1.8
Other	83.3	3.8	80.8	3.8
Total cost of operations	$1,381.4	61.4%	$1,304.3	60.1%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased for the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes, acquisitions and higher health care costs.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During the three months ended March 31, 2016 and 2015, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased due to higher collection volumes, cost of parts, internal labor, third party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

•
Transportation and subcontract costs increased primarily due to subcontracted work resulting from our waste management contract with Sonoma County and the additional workday during the three months ended March 31, 2016.

•
Our fuel costs decreased due to lower prices of diesel fuel and our continued conversion to lower cost compressed natural gas (CNG). The national average fuel cost per gallon for the three months ended March 31, 2016 was $2.07 compared to $2.92 for the same period in 2015, a decrease of $0.85 or approximately 29%.

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

•	Franchise fees and taxes increased primarily due to increased volumes in our landfill line of business.

•
Landfill operating expenses increased due to volume increases in our landfill line of business and increased leachate transportation and disposal costs. Additionally, during the three months ended March 31, 2015, we recorded favorable remediation adjustments which did not recur for the same period in 2016.

•
Risk management expenses increased primarily due to favorable actuarial developments in our workers' compensation program recorded during the three months ended March 31, 2015 that did not recur for the same period in 2016, coupled with continued unfavorable actuarial development in our vehicle liability insurance program.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2016		2015
Depreciation and amortization of property and equipment	$156.3	7.0%	$150.0	7.0%
Landfill depletion and amortization	69.0	3.0	65.4	3.0
Depreciation, amortization and depletion expense	$225.3	10.0%	$215.4	10.0%

Depreciation and amortization of property and equipment increased primarily due to higher acquisition costs of replacement vehicles, increased trucks to support volume growth, additional assets acquired with our acquisitions, and an increased number of CNG vehicles, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters.
During the three months ended March 31, 2016, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $17.9 million, or 0.8% of revenue, for the three months ended March 31, 2016, compared to $18.0 million, or 0.8% of revenue, for the same period in 2015. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements and trade names. The amortization has remained relatively unchanged as a result of assets acquired in the acquisitions of various waste businesses throughout the year, offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $19.8 million, or 0.9% of revenue, for the three months ended March 31, 2016, compared to $19.7 million, or 0.9% of revenue, for the same period in 2015. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2016		2015
Salaries	$158.7	7.1%	$154.2	7.1%
Provision for doubtful accounts	4.6	0.2	4.9	0.2
Other	77.9	3.4	80.1	3.7
Total selling, general and administrative expenses	$241.2	10.7%	$239.2	11.0%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.

The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2016 and 2015 are summarized below:

•	Salaries increased primarily due to higher wages, higher health care costs, and other payroll related items resulting from merit increases and increased headcount.

•
Other selling, general and administrative expenses decreased primarily due to acquisition-related transaction and integration costs associated with our acquisition of Tervita in February 2015 that did not recur in 2016.

Withdrawal Costs - Multiemployer Pension Funds
During the three months ended March 31, 2016, we recorded charges to earnings of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change which may adversely impact our reserves for withdrawal costs.
Loss (Gain) on Disposition of Assets and Impairments, Net
We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. In situations where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets. Asset or business divestitures could result in gains, losses or asset impairment charges that may be material to our results of operations in a given period.
Restructuring Charges
In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years.
We expect to incur charges of approximately $25 million and $10 million related to our field realignment and the consolidation of our customer service locations, respectively. The restructuring charges are primarily for severance benefits, transition costs and lease termination costs, and substantially all of these restructuring charges will be recorded in our corporate segment. During the three months ended March 31, 2016, we incurred $11.9 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three months ended March 31, 2016, we paid $5.3 million related to these restructuring efforts.
We expect the majority of the field realignment restructuring charges to be incurred in the remainder of 2016, and the charges related to the consolidation of our customer service locations to be incurred over the next two years.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2016 and 2015 (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Interest expense on debt and capital lease obligations	$82.1	$78.5
Accretion of debt discounts	1.9	1.7
Accretion of remediation liabilities and other	9.7	9.3
Less: capitalized interest	(1.0)	(0.9)
Total interest expense	$92.7	$88.6

Total interest expense increased due to the issuance of $500.0 million of 3.20% Notes in March 2015, as well as borrowings under our Credit Facilities during the three months ended March 31, 2016. Cash paid for interest was $85.3 million and $77.5 million for the three months ended March 31, 2016 and 2015, respectively.

Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2016 and 2015 was 37.9% and 39.4%, respectively. The effective tax rate for the three months ended March 31, 2016 was favorably affected by the resolution of a state tax matter.
We received refunds (net of payments) of $1.3 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Reportable Segments
In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern United States and the eastern seaboard of the United States.
The noted two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three months ended March 31, 2016 and 2015 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Three Months Ended March 31, 2016
Group 1	$1,000.6	$102.2	$—	$102.2	$216.6	21.6%
Group 2	1,207.0	133.1	(0.3)	132.8	247.4	20.5
Corporate entities	41.0	28.4	(0.4)	28.0	(118.5)	—
Total	$2,248.6	$263.7	$(0.7)	$263.0	$345.5	15.4%
Three Months Ended March 31, 2015
Group 1	$955.6	$94.8	$(0.1)	$94.7	$219.1	22.9%
Group 2	1,175.3	130.8	—	130.8	266.4	22.7
Corporate entities	38.5	27.6	—	27.6	(112.7)	—
Total	$2,169.4	$253.2	$(0.1)	$253.1	$372.8	17.2%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2016 with the same period in 2015 are discussed below:
Group 1
Revenue for the three months ended March 31, 2016 increased 4.7% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste volumes. Additionally, volume increased due to an additional workday for the three months ended March 31, 2016 compared to the same period in 2015. On an aggregate basis, acquisitions increased revenue by $9.0 million for the three months ended March 31, 2016.

Operating income in Group 1 decreased from $219.1 million for the three months ended March 31, 2015, or a 22.9% operating margin, to $216.6 million for the three months ended March 31, 2016, or a 21.6% operating margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin during the three months ended March 31, 2016, primarily due to higher risk management costs, landfill operating costs, transfer and disposal costs, labor and related benefits, and repair and maintenance costs. Partially offsetting these unfavorable items were lower fuel costs resulting from lower prices of diesel fuel.

•	Landfill depletion and amortization unfavorably impacted operating income margin for the three months ended March 31, 2016, primarily due to an overall increase in the average depletion rate.

•
Selling, general and administrative expenses favorably impacted operating income margin for the three months ended March 31, 2016, primarily due to favorable legal settlements, which resulted from legal matters occurring in the ordinary course of business, as well as decreased acquisition-related transaction and integration costs primarily associated with the reduction in acquisition-related activity for the three months ended March 31, 2016 compared to the same period in 2015.

Group 2
Revenue for the three months ended March 31, 2016 increased 2.7% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection and disposal lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste, construction and demolition, and municipal solid waste volumes. Additionally, volume increased due to an additional workday for the three months ended March 31, 2016 compared to the same period in 2015. These increases were partially offset by declines in our energy services business, as well as volume declines in our residential collection line of business.
Operating income in Group 2 decreased from $266.4 million for the three months ended March 31, 2015, or a 22.7% operating margin, to $247.4 million for the three months ended March 31, 2016, or a 20.5% operating margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin for the three months ended March 31, 2016, primarily due to higher transfer and disposal costs, repair and maintenance costs, risk management costs, labor and related benefits, and cost of goods sold. Partially offsetting these unfavorable items were lower fuel costs resulting from lower prices of diesel fuel.

•	Landfill depletion and amortization favorably impacted operating income margin for the three months ended March 31, 2016, primarily due to an overall decrease in the average depletion rate.

•
Selling, general and administrative costs unfavorably impacted operating income margin for the three months ended March 31, 2016, primarily due to higher wages and payroll related items resulting from merit increases and increased headcount, and favorable legal settlements from matters occurring in the ordinary course of business during the three months ended March 31, 2015 that did not recur for the same period in 2016.

Corporate Entities
Operating loss in our Corporate Entities increased from $112.7 million for the three months ended March 31, 2015 to $118.5 million for the three months ended March 31, 2016, primarily due to restructuring charges of $11.9 million related to our 2016 restructuring and $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. Partially offsetting these unfavorable items were lower costs associated with strategic growth initiatives and reduced acquisition-related transaction costs for the three months ended March 31, 2016 compared to the costs associated with our acquisition of Tervita in February 2015.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the three months ended March 31, 2016:

	Balance as of December 31, 2015	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2016
Cubic yards (in millions):
Permitted airspace	4,676.5	66.7	(18.6)	(0.2)	4,724.4
Probable expansion airspace	290.1	(30.0)	—	—	260.1
Total cubic yards (in millions)	4,966.6	36.7	(18.6)	(0.2)	4,984.5
Number of sites:
Permitted airspace	193	—			193
Probable expansion airspace	12	(1)			11
As of March 31, 2016, we owned or operated 193 active landfills with total available disposal capacity estimated to be 4,984.5 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of March 31, 2016, total available disposal capacity is estimated to be 4,724.4 million in-place cubic yards of permitted airspace plus 260.1 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 65 years.
As of March 31, 2016, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 46 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2016, accrued final capping, closure and post-closure costs were $1,197.3 million, of which $88.2 million were current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
The following is a discussion of our significant remediation matter:
Bridgeton Landfill.  During the three months ended March 31, 2016, we paid $5.0 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent (the Order) addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes. The Order formalizes certain of the remediation work to be performed at the site that already was contemplated in our remediation liability. From time to time, however, we may be required to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of March 31, 2016, the remediation liability recorded for this site is $212.5 million, of which approximately $20 million is expected to be paid during the remainder of 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of March 31, 2016.
It is reasonably possible that we will need to adjust our accrued landfill and environmental liabilities to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the costs, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Investment in Landfills
The following table reflects changes in our investment in landfills for the three months ended March 31, 2016 (in millions of dollars):

	Balance as of December 31, 2015	Capital Additions (Amortization)	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of March 31, 2016
Non-depletable landfill land	$165.6	$—	$—	$—	$—	$165.6
Landfill development costs	6,078.1	—	9.3	74.3	(2.0)	6,159.7
Construction-in-progress - landfill	191.6	55.3	—	(74.1)	—	172.8
Accumulated depletion and amortization	(2,723.0)	(69.8)	—	—	0.7	(2,792.1)
Net investment in landfill land and development costs	$3,712.3	$(14.5)	$9.3	$0.2	$(1.3)	$3,706.0
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the three months ended March 31, 2016 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance
Balance as of December 31, 2015	$46.7	$1,181.6	$646.1	$405.8
Non-cash additions for asset retirement obligations	—	9.3	—	—
Acquisitions and other adjustments	0.3	0.3	1.4	—
Asset retirement obligation adjustments	—	(2.0)	—	—
Accretion expense	—	19.8	5.8	0.4
Premium written for third-party risk assumed	—	—	—	6.5
Reclass to ceded insurance reserves	—	—	—	(6.5)
Net additions charged (credited) to expense	4.6	—	—	105.0
Payments or usage	(5.3)	(11.7)	(14.8)	(92.4)
Balance as of March 31, 2016	46.3	1,197.3	638.5	418.8
Less: current portion	(46.3)	(88.2)	(68.5)	(135.5)
Long-term portion	$—	$1,109.1	$570.0	$283.3
As of March 31, 2016, accounts receivable were $935.0 million, net of allowance for doubtful accounts and other of $46.3 million, resulting in days sales outstanding of 38, or 25 days net of deferred revenue. As of December 31, 2015, accounts receivable were $962.9 million, net of allowance for doubtful accounts and other of $46.7 million, resulting in days sales outstanding of 38, or 26 days net of deferred revenue. In addition, as of March 31, 2016, our accounts receivable in excess of 90 days outstanding totaled $62.4 million, or 6.4% of gross receivables outstanding.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2016 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2016
Land	$425.4	$—	$(0.1)	$—	$—	$—	$—	$425.3
Non-depletable landfill land	165.6	—	—	—	—	—	—	165.6
Landfill development costs	6,078.1	—	—	—	9.3	(2.0)	74.3	6,159.7
Vehicles and equipment	6,211.8	200.3	(28.3)	0.2	—	—	2.8	6,386.8
Buildings and improvements	1,098.6	1.3	(0.4)	2.0	—	—	2.2	1,103.7
Construction-in- progress - landfill	191.6	55.3	—	—	—	—	(74.1)	172.8
Construction-in- progress - other	25.5	21.3	—	(0.4)	—	—	(5.5)	40.9
Total	$14,196.6	$278.2	$(28.8)	$1.8	$9.3	$(2.0)	$(0.3)	$14,454.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2015	Additions Charged to Expense	Retirements	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2016
Landfill development costs	$(2,723.0)	$(69.8)	$—	$0.7	$—	$(2,792.1)
Vehicles and equipment	(3,555.0)	(143.7)	26.5	—	—	(3,672.2)
Buildings and improvements	(365.8)	(13.1)	0.4	—	—	(378.5)
Total	$(6,643.8)	$(226.6)	$26.9	$0.7	$—	$(6,842.8)
Liquidity and Capital Resources
The major components of changes in cash flows for the three months ended March 31, 2016 and 2015 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2016 and 2015 (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$431.5	$496.1
Net cash used in investing activities	(270.2)	(773.4)
Net cash (used in) provided by financing activities	(160.3)	336.4
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2016 and 2015 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $20.3 million during the three months ended March 31, 2016, compared to a decrease of $65.6 million during the same period in 2015, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, decreased $22.6 million during the three months ended March 31, 2016 due to the timing of billings net of collections, compared to a $31.3 million decrease in the same period in 2015. As of March 31, 2016, our days sales outstanding, were 38, or 25 days net of deferred revenue, consistent with our days sales outstanding, net of acquisitions as of March 31, 2015.

•
Our prepaid expenses and other assets increased $44.1 million during the three months ended March 31, 2016 due primarily to the timing of withdrawals to fund payroll, compared to a $12.3 million decrease during the same period in 2015.

•	Our accounts payable decreased $39.7 million during the three months ended March 31, 2016 due to the timing of payments, compared to a $34.0 million decrease in the same period in 2015.

•	In connection with our restructuring announced during January 2016, we paid $5.3 million primarily related to employee severance and relocation.

•
Our other liabilities increased $72.7 million during the three months ended March 31, 2016, primarily due to an increase in current taxes payable, compared to a $80.6 million increase in the same period in 2015. We received refunds (net of payments) for income taxes of $1.3 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.

•	Cash paid for interest was $85.3 million and $77.5 million for the three months ended March 31, 2016 and 2015, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2016 and 2015 are summarized below:

•
Capital expenditures during the three months ended March 31, 2016 were $271.5 million, compared with $269.6 million in the same period in 2015. Property and equipment received during the three months ended March 31, 2016 and 2015 was $277.7 million and $261.0 million, respectively.

•	During the three months ended March 31, 2016 and 2015, we paid $6.0 million and $509.4 million, respectively, for business acquisitions.

•
Our restricted cash and marketable securities balances decreased $4.6 million and $2.9 million during the three months ended March 31, 2016 and 2015, respectively. Changes in restricted cash and marketable securities are related to the issuance of tax-exempt bonds, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2016 and 2015 are summarized below:

•
During the three months ended March 31, 2015, we issued $500.0 million of notes for net cash proceeds of $497.9 million. Net proceeds of notes payable and long-term debt were $13.4 million during the three months ended March 31, 2016, compared to net payments of $2.8 million in the same period in 2015.

•
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization. As of March 31, 2016, there were $769.8 million remaining under our share repurchase authorization. During the three months ended March 31, 2016, we repurchased 1.9 million shares of our stock for $85.8 million.

•	Dividends paid were $103.7 million and $98.7 million during the three months ended March 31, 2016 and 2015, respectively.

Financial Condition
Cash and Cash Equivalents
As of March 31, 2016, we had $33.4 million of cash and cash equivalents and $95.7 million of restricted cash deposits and restricted marketable securities, including $16.8 million of restricted cash pursuant to a holdback arrangement, $27.5 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $51.4 million of restricted cash and marketable securities related to our insurance obligations.
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
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2016, our EBITDA to interest ratio was 7.05 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.91 compared to the 3.50 maximum allowed by the covenants. As of March 31, 2016, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2016.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,745.4 million and $1,727.7 million as of March 31, 2016 and December 31, 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of March 31, 2016 and December 31, 2015, we had no borrowings under our Credit Facilities.  We had $485.6 million and $503.3 million of letters of credit outstanding under our Credit Facilities as of March 31, 2016 and December 31, 2015, respectively.
Tax-Exempt Financings
As of March 31, 2016, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. As of March 31, 2016 and December 31, 2015, we had $1,072.2 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044.
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
Credit Ratings
We have received investment grade credit ratings. As of March 31, 2016, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
The following table calculates our free cash flow for the three months ended March 31, 2016 and 2015 (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$431.5	$496.1
Purchases of property and equipment	(271.5)	(269.6)
Proceeds from sales of property and equipment	2.9	3.2
Free cash flow	$162.9	$229.7

For a discussion of the changes in the components of free cash flow, you should read our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Purchases of property and equipment as reflected in our unaudited consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table reconciles property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three months ended March 31, 2016 and 2015 (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$271.5	$269.6
Adjustments for property and equipment received during the prior period but paid for in the following period, net	6.2	(8.6)
Property and equipment received during the period	$277.7	$261.0

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
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2015. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Pronouncements
For a description of new accounting standards that may affect us, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
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

•
whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, projected costs and expenses related to our landfills, fair values of acquired assets and liabilities assumed in our acquisitions, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

•	competition and demand for services in the solid waste and recycling industry;

•	price increases to our customers may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel, and may cause us to lose volume;

•	our ability to manage growth and execute our growth strategy;

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

•	our ability to retain our investment grade credit ratings for our debt;

•	our dependence on key personnel;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	our business is capital intensive and may consume cash in excess of cash flow from operations;

•	exposure to environmental liabilities or remediation requirements, to the extent not adequately covered by insurance, could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and future legal proceedings, including litigation, audits or investigations brought by or before any governmental body;

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

•
potential increases in our costs if we are required to provide additional funding to any multiemployer pension plan to which we contribute or if a withdrawal event occurs with respect to any such plan;

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

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding our exposure to risks. You should be aware that any forward-looking statement in this Form 10-Q and the documents incorporated herein or therein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement made in this Form 10-Q and the documents incorporated herein or therein by reference or elsewhere. You should not place undue reliance on any forward-looking statement. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-Q and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.

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
Our fuel costs were $70.3 million during the three months ended March 31, 2016, or 3.1% of revenue, compared to $93.0 million during the comparable period in 2015, or 4.3% of revenue.
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
Revenue from sales of these products during the three months ended March 31, 2016 and 2015 was $86.8 million and $85.4 million, respectively.
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
As of March 31, 2016, we had approximately $1,002.6 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $13.0 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
In February 2015, we acquired Tervita (refer to Note 2, Business Acquisitions and Restructuring Charges, to our unaudited consolidated financial statements in Item 1 of Part 1 of this Form 10-Q). During the three months ended March 31, 2016, we completed the integration of Tervita internal controls and procedures and extended our Sarbanes-Oxley Act Section 404 compliance program to include Tervita.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $63 million relating to our outstanding legal proceedings as of March 31, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $51 million higher than the amount recorded as of March 31, 2016.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution.  On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill.  The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages.  The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $37 million, and other relief.  On May 13, 2013, the court entered a stipulated preliminary injunction under which, the Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR.  On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.  On October 1, 2015, we removed the case to the United States District Court for the Eastern District of Missouri.  The Missouri Attorney General’s motion to remand the case to the Circuit Court of St. Louis County was granted on April 26, 2016. On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes.
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013. The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD. Since the period covered by the 2013 settlement agreement through April 22, 2016, Sunshine Canyon has received an additional 97 NOVs from SCAQMD for odors and excess surface emissions. We have not received a demand from the SCAQMD for the payment of any further amounts, nor have we received from SCAQMD any proposed abatement order or other demand in connection with these NOVs.
Hunt County Matter
On July 15, 2015, Hunt County, Texas (the County) and the State of Texas Commission on Environmental Quality filed suit alleging violations of the Texas Water Code and Texas Health and Safety Code due to allegedly improper and unpermitted storage and disposal of waste on our surplus property adjacent to the Maloy Landfill.  The lawsuit seeks civil penalties and attorneys’ fees, and is currently in the discovery phase.  We continue to evaluate the merits and scope of the case.

ITEM 1A.	RISK FACTORS.
There were no material changes during the three months ended March 31, 2016 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2016:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 2016	891,754	$43.61	891,754	$816,635,662
February 2016	609,338	44.43	609,338	789,656,815
March 2016	418,400	47.33	418,400	769,762,012
	1,919,492		1,919,492

(a)
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization that now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2016, 0.1 million repurchased shares were pending settlement and $4.7 million were unpaid and included within other accrued liabilities.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2015 authorization.

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

REPUBLIC SERVICES, INC.

Date:	April 28, 2016	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2016	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)