Form 10-Q
period 2016-06-30
REPUBLIC SERVICES, INC.
filed 2016-07-29
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 22, 2016, the registrant had outstanding 342,845,319 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 4,749,202).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42.0	$32.4
Accounts receivable, less allowance for doubtful accounts and other of $49.4 and $46.7, respectively	990.6	962.9
Prepaid expenses and other current assets	226.8	235.0
Total current assets	1,259.4	1,230.3
Restricted cash and marketable securities	96.8	100.3
Property and equipment, net	7,634.3	7,552.8
Goodwill	11,154.2	11,145.5
Other intangible assets, net	214.6	246.4
Other assets	286.1	260.6
Total assets	$20,645.4	$20,535.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558.0	$577.4
Notes payable and current maturities of long-term debt	5.6	5.5
Deferred revenue	320.3	313.9
Accrued landfill and environmental costs, current portion	168.2	149.8
Accrued interest	72.0	71.6
Other accrued liabilities	723.6	716.6
Total current liabilities	1,847.7	1,834.8
Long-term debt, net of current maturities	7,608.4	7,527.4
Accrued landfill and environmental costs, net of current portion	1,662.2	1,677.9
Deferred income taxes and other long-term tax liabilities	1,139.9	1,131.8
Insurance reserves, net of current portion	279.5	278.1
Other long-term liabilities	349.7	309.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 347.4 and 346.0 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,724.3	4,677.7
Retained earnings	3,268.0	3,138.3
Treasury stock, at cost (4.7 and 0.4 shares, respectively)	(209.2)	(14.9)
Accumulated other comprehensive loss, net of tax	(30.9)	(30.5)
Total Republic Services, Inc. stockholders’ equity	7,755.7	7,774.1
Noncontrolling interests	2.3	2.5
Total stockholders’ equity	7,758.0	7,776.6
Total liabilities and stockholders’ equity	$20,645.4	$20,535.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$2,350.7	$2,311.4	$4,599.2	$4,480.8
Expenses:
Cost of operations	1,440.7	1,420.4	2,822.0	2,724.7
Depreciation, amortization and depletion	250.1	245.9	493.3	479.3
Accretion	19.8	19.7	39.6	39.4
Selling, general and administrative	243.5	236.2	484.7	475.4
Withdrawal costs - multiemployer pension funds	—	—	5.6	—
Restructuring charges	14.5	—	26.4	—
Operating income	382.1	389.2	727.6	762.0
Interest expense	(92.2)	(91.5)	(185.0)	(180.2)
Interest income	0.2	0.1	0.8	0.5
Other income, net	1.6	0.9	0.9	0.9
Income before income taxes	291.7	298.7	544.3	583.2
Provision for income taxes	110.7	108.4	206.4	220.3
Net income	181.0	190.3	337.9	362.9
Net income attributable to noncontrolling interests	(0.2)	—	(0.5)	(0.2)
Net income attributable to Republic Services, Inc.	$180.8	$190.3	$337.4	$362.7
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.53	$0.54	$0.98	$1.03
Weighted average common shares outstanding	343.9	350.7	344.6	352.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.52	$0.54	$0.98	$1.03
Weighted average common and common equivalent shares outstanding	345.2	352.0	346.0	353.4
Cash dividends per common share	$0.30	$0.28	$0.60	$0.56
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$181.0	$190.3	$337.9	$362.9
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	(5.2)	(3.7)	(11.3)	(6.4)
Realized loss reclassified into earnings	5.8	4.2	12.1	7.9
Unrealized (loss) gain	(0.4)	5.6	(1.2)	5.8
Pension activity:
Change in funded status of pension plan obligations	—	—	—	(0.1)
Other comprehensive (loss) income, net of tax	0.2	6.1	(0.4)	7.2
Comprehensive income	181.2	196.4	337.5	370.1
Comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.5)	(0.2)
Comprehensive income attributable to Republic Services, Inc.	$181.0	$196.4	$337.0	$369.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2015	346.0	$3.5	$4,677.7	$3,138.3	(0.4)	$(14.9)	$(30.5)	$2.5	$7,776.6
Net income	—	—	—	337.4	—	—	—	0.5	337.9
Other comprehensive income	—	—	—	—	—	—	(0.4)	—	(0.4)
Cash dividends declared	—	—	—	(206.2)	—	—	—	—	(206.2)
Issuances of common stock	1.4	—	33.0	—	—	—	—	—	33.0
Stock-based compensation	—	—	13.6	(1.5)	—	—	—	—	12.1
Purchase of common stock for treasury	—	—	—	—	(4.3)	(194.3)	—	—	(194.3)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of June 30, 2016	347.4	$3.5	$4,724.3	$3,268.0	(4.7)	$(209.2)	$(30.9)	$2.3	$7,758.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities:
Net income	$337.9	$362.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	532.9	518.7
Non-cash interest expense	23.1	23.1
Restructuring charges	26.4	—
Stock-based compensation	12.1	11.6
Deferred tax benefit	9.0	(12.7)
Provision for doubtful accounts, net of adjustments	11.6	11.1
Gain on disposition of assets, net and asset impairments	(2.3)	(3.0)
Withdrawal liability - multiemployer pension funds	5.6	—
Environmental adjustments	0.3	(1.3)
Excess income tax benefit from stock-based compensation activity and other non-cash items	(8.0)	(5.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(39.2)	(14.4)
Prepaid expenses and other assets	(67.1)	11.0
Accounts payable	(27.4)	4.3
Restructuring expenditures	(14.5)	—
Capping, closure and post-closure expenditures	(35.3)	(26.2)
Remediation expenditures	(32.8)	(31.1)
Other liabilities	112.0	52.3
Cash provided by operating activities	844.3	901.2
Cash used in investing activities:
Purchases of property and equipment	(512.0)	(499.2)
Proceeds from sales of property and equipment	5.5	8.1
Cash used in business acquisitions, net of cash acquired	(13.9)	(512.6)
Change in restricted cash and marketable securities	3.6	6.2
Other	(0.4)	(0.7)
Cash used in investing activities	(517.2)	(998.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,789.6	793.2
Proceeds from issuance of senior notes, net of discount	—	497.9
Payments of notes payable and long-term debt	(1,729.8)	(803.5)
Fees paid to issue senior notes and retire certain hedging relationships	(3.5)	(3.3)
Issuances of common stock	26.7	33.0
Excess income tax benefit from stock-based compensation activity	6.3	4.8
Purchases of common stock for treasury	(196.1)	(199.5)
Cash dividends paid	(207.1)	(197.2)
Distributions paid to noncontrolling interests	(0.7)	(0.5)
Other	(2.9)	(3.2)
Cash (used in) provided by financing activities	(317.5)	121.7
Increase in cash and cash equivalents	9.6	24.7
Cash and cash equivalents at beginning of year	32.4	75.2
Cash and cash equivalents at end of period	$42.0	$99.9
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and Form 8-K filed on June 3, 2016.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and Form 8-K filed on June 3, 2016. Our actual results may differ significantly from our estimates.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this standard on a retrospective basis in the first quarter of 2016, which resulted in a reduction of our debt liability and other assets in our consolidated balance sheets of $38.9 million and $41.3 million as of June 30, 2016 and December 31, 2015, respectively.

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
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing of the adoption and the potential impact this guidance may have on our consolidated financial statements.
2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the six months ended June 30, 2016 and 2015.  The purchase price for these acquisitions and the allocations of the purchase price follow:

	2016	2015
Purchase price:
Cash used in acquisitions, net of cash acquired	$13.9	$512.6
Contingent consideration	—	75.8
Holdbacks	1.0	2.5
Fair value, future minimum lease payments	—	1.5
Total	14.9	592.4
Allocated as follows:
Accounts receivable	0.1	36.2
Landfill airspace	—	152.7
Property and equipment	4.4	150.0
Other assets	0.1	1.4
Accounts payable	—	(7.1)
Environmental remediation liabilities	(0.1)	(2.8)
Closure and post-closure liabilities	(0.1)	(11.3)
Other liabilities	(0.1)	(9.6)
Fair value of tangible assets acquired and liabilities assumed	4.3	309.5
Excess purchase price to be allocated	$10.6	$282.9
Excess purchase price allocated as follows:
Other intangible assets	$1.7	$7.5
Goodwill	8.9	275.4
Total allocated	$10.6	$282.9
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
In 2015, we acquired all of the equity interests of Tervita, LLC (Tervita) in exchange for a cash payment of $476.6 million. Tervita provides waste services to a diverse customer base serving oil and natural gas producers and operates three types of waste management and disposal facilities: treatment, recovery and disposal facilities, engineered landfills and salt water disposal injection wells. We allocated $109.3 million of the purchase price to property and equipment, $85.5 million to landfill airspace, $7.2 million to intangible assets, and $21.0 million to net working capital. We also assumed $6.9 million of closure

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and post-closure obligations and $7.6 million of environmental remediation and other liabilities. Approximately $268 million of the remaining purchase price was allocated to goodwill.
Restructuring Charges
In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began redesigning our accounts payable functions to streamline and consolidate our invoice processing and vendor support. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years.
During the three and six months ended June 30, 2016, we incurred $14.5 million and $26.4 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, employee relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three and six months ended June 30, 2016, we paid $9.2 million and $14.5 million, respectively, related to these restructuring efforts. We expect to incur additional charges of approximately $25 million over the next two years related to our field realignment, the consolidation of our customer service locations, and the redesign of our accounts payable processes. Substantially all of these restructuring charges will be recorded in our corporate segment.
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
During the first quarter of 2016, we determined that our 2016 reportable segments are Group 1 and Group 2. We also evaluated our reporting units and determined that our 2016 reporting units are our reportable segments. We allocated goodwill to the new reporting units using a relative fair value approach and determined that there were no indicators of goodwill impairment.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2015	Acquisitions	Adjustments to Acquisitions	Balance as of June 30, 2016
Group 1	$5,248.1	$6.3	$(0.1)	$5,254.3
Group 2	5,897.4	2.6	(0.1)	5,899.9
Total	$11,145.5	$8.9	$(0.2)	$11,154.2
Adjustments to acquisitions during the six months ended June 30, 2016 primarily related to working capital, and were recorded to goodwill in purchase accounting.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 20 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of June 30, 2016
	Balance as of December 31, 2015	Acquisitions	Balance as of June 30, 2016	Balance as of December 31, 2015	Additions Charged to Expense	Balance as of June 30, 2016
Customer relationships, franchise and other municipal agreements	$651.6	$1.2	$652.8	$(431.0)	$(31.1)	$(462.1)	$190.7
Non-compete agreements	30.8	0.5	31.3	(22.1)	(1.7)	(23.8)	7.5
Other intangible assets	65.6	—	65.6	(48.5)	(0.7)	(49.2)	16.4
Total	$748.0	$1.7	$749.7	$(501.6)	$(33.5)	$(535.1)	$214.6
4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 follows:

	2016	2015
Inventories	$41.9	$38.8
Prepaid expenses	63.3	66.1
Other non-trade receivables	89.5	34.6
Reinsurance receivable	12.8	12.5
Income tax receivable	13.2	78.5
Other current assets	6.1	4.5
Total	$226.8	$235.0
Other Assets
A summary of other assets as of June 30, 2016 and December 31, 2015 follows:

	2016	2015
Deferred compensation plan	$90.8	$90.5
Amounts recoverable for capping, closure and post-closure obligations	27.0	25.9
Reinsurance receivable	53.9	44.0
Interest rate swaps	31.7	16.5
Other	82.7	83.7
Total	$286.1	$260.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2016 and December 31, 2015 follows:

	2016	2015
Accrued payroll and benefits	$179.2	$187.8
Accrued fees and taxes	125.7	126.5
Insurance reserves, current portion	135.9	127.7
Ceded insurance reserves, current portion	12.8	12.5
Accrued dividends	102.8	103.7
Current tax liabilities	27.5	0.5
Fuel hedge fair value and settlements payable	22.2	41.0
Accrued professional fees and legal settlement reserves	38.3	44.2
Other	79.2	72.7
Total	$723.6	$716.6
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2016 and December 31, 2015 follows:

	2016	2015
Deferred compensation plan	$92.3	$83.3
Pension and other post-retirement liabilities	11.6	12.1
Legal settlement reserves	23.3	24.7
Ceded insurance reserves	53.9	44.0
Withdrawal liability - multiemployer pension funds	11.7	6.1
Contingent consideration and acquisition holdbacks	77.6	78.0
Interest rate swap lock agreements	19.5	—
Other	59.8	61.1
Total	$349.7	$309.3
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of June 30, 2016 and December 31, 2015 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $415.4 million and $405.8 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2016, we owned or operated 193 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. We also have post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2016 and December 31, 2015 follows:

	2016	2015
Landfill final capping, closure and post-closure liabilities	$1,203.7	$1,181.6
Environmental remediation liabilities	626.7	646.1
Total accrued landfill and environmental costs	1,830.4	1,827.7
Less: current portion	(168.2)	(149.8)
Long-term portion	$1,662.2	$1,677.9
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the six months ended June 30, 2016 and 2015:

	2016	2015
Asset retirement obligation liabilities, beginning of year	$1,181.6	$1,144.3
Non-cash additions	19.6	19.4
Acquisitions and other adjustments	0.2	11.6
Asset retirement obligation adjustments	(2.0)	(5.5)
Payments	(35.3)	(26.2)
Accretion expense	39.6	39.4
Asset retirement obligation liabilities, end of period	1,203.7	1,183.0
Less: current portion	(91.8)	(92.8)
Long-term portion	$1,111.9	$1,090.2
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $27.6 million and $27.3 million as of June 30, 2016 and December 31, 2015, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2016 would be approximately $350 million higher than the amount recorded. Future

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2016 and 2015:

	2016	2015
Environmental remediation liabilities, beginning of year	$646.1	$697.5
Net additions charged to expense	1.6	(1.3)
Payments	(32.8)	(31.1)
Accretion expense (non-cash interest expense)	11.7	12.5
Acquisitions and other adjustments	0.1	2.8
Environmental remediation liabilities, end of period	626.7	680.4
Less: current portion	(76.4)	(76.2)
Long-term portion	$550.3	$604.2
Bridgeton Landfill.  During the six months ended June 30, 2016, we paid $11.8 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent (the Order) addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes. The Order formalizes certain of the remediation work to be performed at the site that already was contemplated in our remediation liability. From time to time, however, we may be required to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of June 30, 2016, the remediation liability recorded for this site is $205.7 million, of which approximately $13 million is expected to be paid during the remainder of 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of June 30, 2016.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of June 30, 2016 and December 31, 2015 is listed in the following table, and is adjusted for debt issuance costs, the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting which are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2016			December 31, 2015
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$84.5	$—	$84.5	$19.0	$—	$19.0
June 2019	Variable	—	—	—	—	—	—
May 2021	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(1.7)	698.3	700.0	(2.0)	698.0
September 2019	5.500	650.0	(3.8)	646.2	650.0	(4.4)	645.6
March 2020	5.000	850.0	(3.0)	847.0	850.0	(3.4)	846.6
November 2021	5.250	600.0	(2.1)	597.9	600.0	(2.3)	597.7
June 2022	3.550	850.0	(6.0)	844.0	850.0	(6.5)	843.5
May 2023	4.750	550.0	23.8	573.8	550.0	9.4	559.4
March 2025	3.200	500.0	(5.8)	494.2	500.0	(6.0)	494.0
March 2035	6.086	275.7	(23.6)	252.1	275.7	(23.9)	251.8
March 2040	6.200	650.0	(6.5)	643.5	650.0	(6.6)	643.4
May 2041	5.700	600.0	(8.8)	591.2	600.0	(8.9)	591.1
Debentures:
May 2021	9.250	35.3	(1.3)	34.0	35.3	(1.4)	33.9
September 2035	7.400	165.2	(39.6)	125.6	165.2	(39.9)	125.3
Tax-exempt:
2019 - 2044	0.650 - 5.625	1,079.1	(6.7)	1,072.4	1,079.1	(7.0)	1,072.1
Capital leases:
2016 - 2046	4.000 - 12.203	109.3	—	109.3	111.5	—	111.5
Total Debt		$7,699.1	$(85.1)	7,614.0	$7,635.8	$(102.9)	7,532.9
Less: current portion				(5.6)			(5.5)
Long-term portion				$7,608.4			$7,527.4
Credit Facilities
In May 2016, we entered into a $1.0 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in May 2017. The Replacement Credit Facility matures in May 2021 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 1 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 1 does not extend the maturity date of the Existing Credit Facility, which matures in June 2019. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,745.7 million and $1,727.7 million as of June 30, 2016 and December 31, 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2016 and December 31, 2015, we had no borrowings under our Credit Facilities.  We had $485.4 million and $503.3 million of letters of credit outstanding under our Credit Facilities as of June 30, 2016 and December 31, 2015, respectively.
We also have a $125.0 million unsecured credit facility agreement (the Uncommitted Credit Facility) bearing interest at LIBOR, plus an applicable margin. Our Uncommitted Credit Facility is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2016 and December 31, 2015, we had $84.5 million and $19.0 million, respectively, of borrowings under our Uncommitted Credit Facility.
Senior Notes and Debentures
During the three months ended June 30, 2016, we priced cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035 and 6.09% Notes due March 2035 (collectively "Existing Notes"), subject to the priority levels and the other terms and conditions set forth in the Offer to Purchase. During the three months ended June 30, 2016, we priced an offering of $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the 2.90% Notes closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million. In the third quarter of 2016, we expect to recognize approximately $200 million for the loss on the early extinguishment of debt and other related costs.
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
Tax-Exempt Financings
As of June 30, 2016, 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. As of June 30, 2016 and December 31, 2015, we had $1,072.4 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $109.3 million and $111.5 million as of June 30, 2016 and December 31, 2015, respectively, with maturities ranging from 2016 to 2046.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of June 30, 2016, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of June 30, 2016 and December 31, 2015, the interest rate swap agreements are reflected at their fair value of $31.7 million and $16.5 million, respectively, and are included in other assets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.6 million and $3.3 million during the three and six months ended June 30, 2016, respectively, and $1.9 million and $3.8 million during the three and six months ended June 30, 2015, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended June 30, 2016 and 2015, we recognized a loss (gain) of $3.5 million and $(8.2) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain (loss) of $4.2 million and $(8.1) million, respectively, on the related interest rate swaps. For the six months ended June 30, 2016 and 2015, we recognized a loss (gain) of $14.1 million and $(2.9) million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, respectively, with an offsetting gain (loss) of $15.2 million and $(2.3) million on the related interest rate swaps, respectively. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other expense, net.
Cash Flow Hedges
During the six months ended June 30, 2016, we entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of June 30, 2016 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair value of the outstanding interest rate locks as of June 30, 2016 was $19.5 million and was recorded in other long-term liabilities in our consolidated balance sheet. As of June 30, 2016, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive loss, net of tax, was $11.8 million.
As of June 30, 2016 and December 31, 2015, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive loss, net of tax, was $18.7 million and $19.4 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $1.6 million of net expense, net of tax, over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $1.0 million and $0.6 million during the three months ended June 30, 2016 and 2015, respectively and 1.3 million during each of the six months ended June 30, 2016 and 2015.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for each of the three and six months ended June 30, 2016 was 38.0%. Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2015 was 36.3% and 37.8%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was favorably affected by the resolution of state and federal tax matters. The effective tax rate for the three and six months ended June 30, 2015 was favorably affected by the resolution of a Puerto Rican tax matter.
Cash paid for income taxes was of $99.4 million and $142.5 million for the six months ended June 30, 2016 and 2015, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

statements of income. As of June 30, 2016, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $10.9 million related to our uncertain tax positions.
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
Substantially all of our valuation allowance is associated with state loss carryforwards. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2016, the valuation allowance associated with our state loss carryforwards was approximately $61 million.
9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan), and in May 2013 our shareholders ratified the Plan. We currently have approximately 14.9 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2016:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	5.0	$30.08
Granted	—	—
Exercised	(1.0)	29.56		$18.1
Forfeited or expired	(0.1)	31.60
Outstanding as of June 30, 2016	3.9	$30.17	2.7	$81.4
Exercisable as of June 30, 2016	3.2	$29.82	2.5	$68.3
During the six months ended June 30, 2016 and 2015, compensation expense for stock options was $0.4 million and $1.6 million, respectively.
As of June 30, 2016, total unrecognized compensation expense related to outstanding stock options was $0.6 million, which will be recognized over a weighted average period of 1.0 years. The total fair value of stock options that vested during the six months ended June 30, 2016 was $5.6 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the six months ended June 30, 2016:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	1,727.3	$34.15
Granted	595.6	45.04
Vested and issued	(324.2)	33.10
Forfeited	(143.5)	38.25
Outstanding as of June 30, 2016	1,855.2	$37.27	1.2	$95.2
Vested and unissued as of June 30, 2016	617.6	$31.05
During the six months ended June 30, 2016, we awarded our non-employee directors 45,900 RSUs, which vested immediately. During the six months ended June 30, 2016, we awarded 525,285 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 24,424 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the six months ended June 30, 2016 and 2015, compensation expense related to RSUs totaled $9.4 million and $9.3 million, respectively. As of June 30, 2016, total unrecognized compensation expense related to outstanding RSUs was $40.2 million, which will be recognized over a weighted average period of 3.0 years.
Performance Shares
During the six months ended June 30, 2016, we awarded 168,786 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the six months ended June 30, 2016, we awarded 211,924 PSUs to our employees other than our named executive officers. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the six months ended June 30, 2016:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	143.4	$38.69
Granted	385.1	46.50
Vested and issued	—	—
Forfeited	(35.5)	43.64
Outstanding as of June 30, 2016	493.0	$44.43
During the six months ended June 30, 2016, 4,412 PSUs accumulated as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.

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
During the six months ended June 30, 2016 and 2015, compensation expense related to PSUs totaled $3.8 million and $0.8 million, respectively. As of June 30, 2016, total unrecognized compensation expense related to outstanding PSUs was $17.4 million which we expect to be recognized over a weighted average period of 2.5 years.
10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
Stock repurchase activity during the six months ended June 30, 2016 and 2015 follows (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of shares repurchased	2.3	2.9	4.3	5.0
Amount paid	$110.2	$113.3	$196.1	$199.5
Weighted average cost per share	$47.70	$40.21	$46.33	$40.55
As of June 30, 2016 and 2015, 0.1 million and 0.2 million repurchased shares were pending settlement and $2.0 million and $5.9 million were unpaid and included within other accrued liabilities, respectively.
Dividends
In April 2016, our board of directors approved a quarterly dividend of $0.30 per share. Cash dividends declared were $206.2 million for the six months ended June 30, 2016. As of June 30, 2016, we recorded a quarterly dividend payable of $102.8 million to shareholders of record at the close of business on July 1, 2016.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings per share for the three and six months ended June 30, 2016 and 2015 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$180,800	$190,300	$337,400	$362,700
Weighted average common shares outstanding	343,891	350,663	344,647	351,982
Basic earnings per share	$0.53	$0.54	$0.98	$1.03
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$180,800	$190,300	$337,400	$362,700
Weighted average common shares outstanding	343,891	350,663	344,647	351,982
Effect of dilutive securities:
Options to purchase common stock	1,080	1,237	1,114	1,307
Unvested RSU awards	172	118	157	122
Unvested PSU awards	77	7	59	5
Weighted average common and common equivalent shares outstanding	345,220	352,025	345,977	353,416
Diluted earnings per share	$0.52	$0.54	$0.98	$1.03
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	14	—	14
11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the six months ended June 30, 2016 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2015	$41.6	$(11.1)	$30.5
Other comprehensive loss before reclassifications	12.5	—	12.5
Amounts reclassified from accumulated other comprehensive income	(12.1)	—	(12.1)
Net current period other comprehensive loss	0.4	—	0.4
Balance as of June 30, 2016	$42.0	$(11.1)	$30.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive loss (income) for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Fuel hedges	$(8.6)	$(6.3)	$(18.7)	$(11.9)	Cost of operations
Terminated interest rate locks	(1.0)	(0.6)	(1.3)	(1.3)	Interest expense
	(9.6)	(6.9)	(20.0)	(13.2)	Total before tax
	3.8	2.7	7.9	5.3	Tax benefit
Total loss reclassified into earnings	$(5.8)	$(4.2)	$(12.1)	$(7.9)	Net of tax
12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of June 30, 2016:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2016	13,500,000	3.57
2017	12,000,000	2.92
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of June 30, 2016 and December 31, 2015 were current liabilities of $19.6 million and $37.8 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in gains of $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and a gain (loss) of $0.2 million and $(0.1) million for the three and six months ended June 30, 2015, respectively, and have been recorded in other expense, net in our consolidated statements of income.
Total gain recognized in other comprehensive loss, net of tax, for fuel hedges (the effective portion) was $7.8 million and $5.6 million for the three months ended June 30, 2016 and 2015, respectively, and $10.7 million and $5.8 million for the six months ended June 30, 2016 and 2015. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. We had no outstanding recycling commodity hedges as of June 30, 2016 and December 31, 2015.

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
As of June 30, 2016 and December 31, 2015, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$40.1	$40.1	$40.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	54.2	54.2	—	54.2	—
Interest rate swaps - other assets	31.7	31.7	—	31.7	—
Total assets	$126.0	$126.0	$40.1	$85.9	$—
Liabilities:
Fuel hedges - other accrued liabilities	$19.6	$19.6	$—	$19.6	$—
Interest rate locks - other long-term liabilities	19.5	19.5	—	19.5	—
Contingent consideration - other long-term liabilities	69.3	69.3	—	—	69.3
Total liabilities	$108.4	$108.4	$—	$39.1	$69.3

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.3	56.3	—	56.3	—
Interest rate swaps - other assets	16.5	16.5	—	16.5	—
Total assets	$115.8	$115.8	$43.0	$72.8	$—
Liabilities:
Fuel hedges - other accrued liabilities	$37.8	$37.8	$—	$37.8	$—
Contingent consideration- other long-term liabilities	69.6	69.6	—	—	69.6
Total liabilities	$107.4	$107.4	$—	$37.8	$69.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Total Debt
As of June 30, 2016, the carrying value of our total debt was $7.6 billion and the fair value of our total debt was $8.7 billion. As of December 31, 2015, the carrying value of our total debt was $7.5 billion and the fair value of our total debt was $8.2 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of June 30, 2016 and December 31, 2015, respectively. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma County, California to operate the county's waste management facilities. As of June 30, 2016, the contingent consideration of $69.3 million represents the fair value of amounts payable to Sonoma County based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $89 million and $178 million.
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
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2016 and 2015 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended June 30, 2016
Group 1	$1,315.0	$(265.1)	$1,049.9	$104.8	$227.0	$130.8	$9,201.9
Group 2	1,492.4	(236.7)	1,255.7	136.3	249.8	95.6	9,899.9
Corporate entities	48.6	(3.5)	45.1	28.8	(94.7)	14.1	1,543.6
Total	$2,856.0	$(505.3)	$2,350.7	$269.9	$382.1	$240.5	$20,645.4
Three Months Ended June 30, 2015
Group 1	$1,279.5	$(260.2)	$1,019.3	$99.7	$218.1	$114.3	$9,337.7
Group 2	1,480.7	(230.1)	1,250.6	138.6	231.3	88.7	9,914.6
Corporate entities	45.0	(3.5)	41.5	27.3	(60.2)	26.6	1,414.3
Total	$2,805.2	$(493.8)	$2,311.4	$265.6	$389.2	$229.6	$20,666.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Six Months Ended June 30, 2016
Group 1	$2,560.0	$(509.5)	$2,050.5	$207.1	$435.1	$220.3	$9,201.9
Group 2	2,916.8	(454.2)	2,462.6	269.1	486.5	164.6	9,899.9
Corporate entities	92.7	(6.6)	86.1	56.7	(194.0)	127.1	1,543.6
Total	$5,569.5	$(970.3)	$4,599.2	$532.9	$727.6	$512.0	$20,645.4
Six Months Ended June 30, 2015
Group 1	$2,468.8	$(493.9)	$1,974.9	$194.4	$422.1	$192.9	$9,337.7
Group 2	2,854.9	(428.9)	2,426.0	269.4	478.4	177.5	9,914.6
Corporate entities	86.4	(6.5)	79.9	54.9	(138.5)	128.8	1,414.3
Total	$5,410.1	$(929.3)	$4,480.8	$518.7	$762.0	$499.2	$20,666.6
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
The following table shows our total reported revenue by service line for the three and six months ended June 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Collection:
Residential	$559.8	23.8%	$565.8	24.5%	$1,110.8	24.2%	$1,117.5	24.9%
Small-container commercial	714.9	30.4	699.1	30.2	1,422.7	30.9	1,393.9	31.1
Large-container industrial	499.7	21.3	480.2	20.8	968.9	21.1	914.9	20.4
Other	9.7	0.4	9.9	0.4	19.0	0.4	19.2	0.4
Total collection	1,784.1	75.9	1,755.0	75.9	3,521.4	76.6	3,445.5	76.8
Transfer	296.8		291.3		565.0		542.5
Less: intercompany	(178.2)		(177.5)		(342.7)		(335.3)
Transfer, net	118.6	5.0	113.8	4.9	222.3	4.8	207.2	4.6
Landfill	536.2		531.3		1,025.6		987.4
Less: intercompany	(249.6)		(250.3)		(477.3)		(467.8)
Landfill, net	286.6	12.2	281.0	12.2	548.3	11.9	519.6	11.6
Energy services	17.2	0.7	27.1	1.2	35.8	0.8	51.2	1.2
Other:
Sale of recycled commodities	101.4	4.3	92.9	4.0	188.2	4.1	178.3	4.0
Other non-core	42.8	1.9	41.6	1.8	83.2	1.8	79.0	1.8
Total other	144.2	6.2	134.5	5.8	271.4	5.9	257.3	5.8
Total revenue	$2,350.7	100.0%	$2,311.4	100.0%	$4,599.2	100.0%	$4,480.8	100.0%
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $56 million relating to our outstanding legal proceedings as of June 30, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $45 million higher than the amount recorded as of June 30, 2016.
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
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of June 30, 2016 and December 31, 2015:

	2016	2015
Financing proceeds	$—	$2.1
Holdback escrow	15.2	16.8
Capping, closure and post-closure obligations	27.6	27.3
Insurance	53.9	54.1
Other	0.1	—
Total restricted cash and marketable securities	$96.8	$100.3

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
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Form 8-K filed on June 3, 2016.
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of June 30, 2016, we operated facilities in 39 states and Puerto Rico through 333 collection operations, 203 transfer stations, 193 active landfills, 66 recycling centers, 7 treatment, recovery and disposal facilities, and 10 salt water disposal wells. We also operated 69 landfill gas and renewable energy projects and had post-closure responsibility for 125 closed landfills.
Revenue for the six months ended June 30, 2016 increased by 2.6% to $4,599.2 million compared to $4,480.8 million for the same period in 2015. This change in revenue is due to increases in average yield of 2.0%, volume of 1.5%, acquisitions, net of divestitures of 0.8%, and recycled commodities of 0.1%, partially offset by decreases in fuel recovery fees of 1.2%, and energy services of 0.6%.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenue	$2,350.7	100.0%	$2,311.4	100.0%	$4,599.2	100.0%	$4,480.8	100.0%
Expenses:
Cost of operations	1,440.7	61.3	1,420.4	61.5	2,822.0	61.4	2,724.7	60.8
Depreciation, amortization and depletion of property and equipment	232.2	9.9	227.8	9.9	457.6	9.9	443.2	9.9
Amortization of other intangible assets and other assets	17.9	0.8	18.1	0.8	35.7	0.8	36.1	0.8
Accretion	19.8	0.8	19.7	0.9	39.6	0.9	39.4	0.9
Selling, general and administrative	243.5	10.4	236.2	10.2	484.7	10.5	475.4	10.6
Withdrawal costs - multiemployer pension funds	—	—	—	—	5.6	0.1	—	—
Restructuring charges	14.5	0.6	—	—	26.4	0.6	—	—
Operating income	$382.1	16.2%	$389.2	16.7%	$727.6	15.8%	$762.0	17.0%
Our pre-tax income was $291.7 million and $544.3 million for the three and six months ended June 30, 2016, respectively, compared to $298.7 million and $583.2 million for the same periods in 2015, respectively. Our net income attributable to Republic Services, Inc. was $180.8 million and $337.4 million for the three and six months ended June 30, 2016, or $0.52 and $0.98 per diluted share, respectively, compared to $190.3 million and $362.7 million, or $0.54 and $1.03 per diluted share, for the same periods in 2015, respectively.
During each of the three and six months ended June 30, 2016, we recorded a number of charges and other expenses that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$291.7	$180.8	$0.52	$298.7	$190.3	$0.54
Withdrawal costs - multiemployer pension funds	—	—	—	—	—	—
Restructuring charges	14.5	8.7	0.03	—	—	—
Total adjustments	14.5	8.7	0.03	—	—	—
As adjusted	$306.2	$189.5	$0.55	$298.7	$190.3	$0.54

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$544.3	$337.4	$0.98	$583.2	$362.7	$1.03
Withdrawal costs - multiemployer pension funds	5.6	3.4	0.01	—	—	—
Restructuring charges	26.4	15.9	0.04	—	—	—
Total adjustments	32.0	19.3	0.05	—	—	—
As adjusted	$576.3	$356.7	$1.03	$583.2	$362.7	$1.03

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
Withdrawal costs - multiemployer pension funds. During the six months ended June 30, 2016, we recorded charges to earnings of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change, which may adversely impact our reserves for withdrawal costs.
Restructuring charges. In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began redesigning our accounts payable functions to streamline and consolidate our invoice processing and vendor support. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years. During the three and six months ended June 30, 2016, we incurred $14.5 million and $26.4 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three and six months ended June 30, 2016, we paid $9.2 million and $14.5 million, respectively, related to these restructuring efforts.
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
The following table reflects our revenue by service line for the three and six months ended June 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Collection:
Residential	$559.8	23.8%	$565.8	24.5%	$1,110.8	24.2%	$1,117.5	24.9%
Small-container commercial	714.9	30.4	699.1	30.2	1,422.7	30.9	1,393.9	31.1
Large-container industrial	499.7	21.3	480.2	20.8	968.9	21.1	914.9	20.4
Other	9.7	0.4	9.9	0.4	19.0	0.4	19.2	0.4
Total collection	1,784.1	75.9	1,755.0	75.9	3,521.4	76.6	3,445.5	76.8
Transfer	296.8		291.3		565.0		542.5
Less: intercompany	(178.2)		(177.5)		(342.7)		(335.3)
Transfer, net	118.6	5.0	113.8	4.9	222.3	4.8	207.2	4.6
Landfill	536.2		531.3		1,025.6		987.4
Less: intercompany	(249.6)		(250.3)		(477.3)		(467.8)
Landfill, net	286.6	12.2	281.0	12.2	548.3	11.9	519.6	11.6
Energy services	17.2	0.7	27.1	1.2	35.8	0.8	51.2	1.2
Other:
Sale of recycled commodities	101.4	4.3	92.9	4.0	188.2	4.1	178.3	4.0
Other non-core	42.8	1.9	41.6	1.8	83.2	1.8	79.0	1.8
Total other	144.2	6.2	134.5	5.8	271.4	5.9	257.3	5.8
Total revenue	$2,350.7	100.0%	$2,311.4	100.0%	$4,599.2	100.0%	$4,480.8	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average yield	2.0%	2.4%	2.0%	2.3%
Fuel recovery fees	(1.0)	(1.5)	(1.2)	(1.1)
Total price	1.0	0.9	0.8	1.2
Volume	0.5	1.1	1.5	1.4
Recycled commodities	0.3	(1.0)	0.1	(1.0)
Energy services	(0.5)	—	(0.6)	—
Total internal growth	1.3	1.0	1.8	1.6
Acquisitions / divestitures, net	0.4	2.7	0.8	2.5
Total	1.7%	3.7%	2.6%	4.1%

Core price	3.1%	3.8%	3.1%	3.7%

Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.2% for each of the three and six months ended June 30, 2016, and 2.7% and 2.5% for the same periods in 2015, respectively. Core price as a percentage of related-business revenue was 3.4% and 3.5% for the three and six months ended June 30, 2016, respectively, and 4.1% for each of the same periods in 2015.
During the three and six months ended June 30, 2016, we experienced the following changes in our revenue as compared to the same period in 2015:

•	Average yield increased revenue by 2.0% for each of the three and six months ended June 30, 2016, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 1.0% and 1.2% during the three and six months ended June 30, 2016, respectively. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for the three and six months ended June 30, 2016 resulted primarily from the decrease in fuel prices.

•
Volume increased revenue by 0.5% and 1.5% during the three and six months ended June 30, 2016, respectively, primarily due to volume growth in our large-container industrial collection and landfill lines of business. The volume increase in our landfill line of business is primarily attributable to increased construction and demolition and municipal solid waste volumes. The volume increase for the six months ended June 30, 2016 also included 0.3% of contribution from one additional workday.

•
Recycled commodities increased revenue by 0.3% and 0.1% during the three and six months ended June 30, 2016, respectively, due to increased commodity prices and processing fees. The average price for old corrugated cardboard for the three and six months ended June 30, 2016 was $104 and $101 per ton, respectively, compared to $98 and $97 per ton for the same periods in 2015, respectively. The average price of old newspaper for the three and six months ended June 30, 2016 was $88 and $81 per ton, respectively, compared to $83 and $80 per ton for the same periods in 2015, respectively. Our processed recycled commodity volume for the three and six months ended June 30, 2016 of 0.6 million tons sold and 1.3 million tons sold, respectively, was approximately equal and 3% higher when compared to the volume in the same periods in 2015, respectively.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•
Acquisitions increased revenue by 0.4% and 0.8% during the three and six months ended June 30, 2016, respectively, due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.

•
Energy services decreased revenue by 0.5% and 0.6% during the three and six months ended June 30, 2016, respectively, due primarily to the reduction in drilling activity resulting from the decline in the price of oil.

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

The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Labor and related benefits	$475.8	20.2%	$460.5	19.9%	$947.9	20.6%	$903.4	20.2%
Transfer and disposal costs	195.2	8.3	188.7	8.2	374.1	8.1	349.1	7.8
Maintenance and repairs	223.7	9.5	214.3	9.3	442.0	9.6	412.8	9.2
Transportation and subcontract costs	133.4	5.7	132.0	5.7	255.6	5.6	249.4	5.6
Fuel	80.3	3.4	101.1	4.4	150.6	3.3	194.1	4.3
Franchise fees and taxes	114.7	4.9	114.3	4.9	223.1	4.9	217.0	4.8
Landfill operating costs	44.2	1.9	42.0	1.8	88.0	1.9	74.9	1.7
Risk management	46.7	2.0	38.6	1.7	92.4	2.0	75.3	1.7
Cost of goods sold	43.6	1.9	42.6	1.8	82.1	1.8	81.6	1.8
Other	83.1	3.5	86.3	3.8	166.2	3.6	167.1	3.7
Total cost of operations	$1,440.7	61.3%	$1,420.4	61.5%	$2,822.0	61.4%	$2,724.7	60.8%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased for the three and six months ended June 30, 2016 compared to the same period in 2015, primarily as a result of the following:

•	Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes, and higher health care costs.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During the six months ended June 30, 2016 and 2015, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased due to higher collection volumes, cost of parts, internal labor, third party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

•	Transportation and subcontract costs increased primarily due to higher large-container industrial collection volumes, partially offset by lower fuel surcharges due to the decline in diesel fuel.

•
Our fuel costs decreased due to lower prices of diesel fuel and our continued conversion to lower cost compressed natural gas (CNG). The national average diesel fuel cost per gallon for the three months ended June 30, 2016 was $2.30 compared to $2.85 for the same period in 2015, a decrease of $0.55 or approximately 19%. The national average diesel fuel cost per gallon for the six months ended June 30, 2016 was $2.18 compared to $2.88 for the same period in 2015, a decrease of $0.70 or approximately 24%.

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

•
Landfill operating expenses increased due to volume increases in our landfill line of business and increased leachate transportation and disposal costs. Additionally, during the six months ended June 30, 2015, we recorded favorable remediation adjustments that did not recur for the same period in 2016.

•
Risk management expenses increased primarily due to favorable actuarial developments in our workers' compensation program recorded during the three and six months ended June 30, 2015 that were less favorable for the same periods in 2016, coupled with continued unfavorable actuarial development in our vehicle liability insurance program.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Depreciation and amortization of property and equipment	$156.3	6.7%	$153.7	6.7%	$312.6	6.8%	$303.7	6.8%
Landfill depletion and amortization	75.9	3.2	74.1	3.2	145.0	3.1	139.5	3.1
Depreciation, amortization and depletion expense	$232.2	9.9%	$227.8	9.9%	$457.6	9.9%	$443.2	9.9%

Depreciation and amortization of property and equipment increased primarily due to higher acquisition costs of replacement vehicles, an increased number of vehicles to support volume growth, additional assets acquired with our acquisitions, and an increased number of CNG vehicles, which are more expensive to purchase than diesel vehicles. In addition, we made increased investments in new and upgraded recycling infrastructure projects that became operational over the past several quarters.
During the three and six months ended June 30, 2016, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $17.9 million and $35.7 million, or 0.8% of revenue, for the three and six months ended June 30, 2016, compared to $18.1 million and $36.1 million, or 0.8% of revenue, for the same period in 2015. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, and non-compete agreements. The amortization has remained relatively unchanged as a result of assets acquired in the acquisitions of various waste businesses throughout the year, offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $19.8 million and $39.6 million, or 0.8% and 0.9% of revenue, for the three and six months ended June 30, 2016, respectively, compared to $19.7 million and $39.4 million, or 0.9% of revenue, for the same period in 2015. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, health and welfare benefits, and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, legal settlements, marketing, investor and community relations services, directors’ and officers’ liability insurance, general employee relocation, travel, entertainment and bank charges. Restructuring charges are excluded from selling, general and administrative expenses and are discussed separately.
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Salaries	$154.4	6.6%	$154.0	6.7%	$313.2	6.8%	$308.3	6.9%
Provision for doubtful accounts	7.0	0.3	6.2	0.3	11.6	0.3	11.1	0.2
Other	82.1	3.5	76.0	3.2	159.9	3.4	156.0	3.5
Total selling, general and administrative expenses	$243.5	10.4%	$236.2	10.2%	$484.7	10.5%	$475.4	10.6%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2016 and 2015 are summarized below:

•	Salaries increased slightly due to higher wages, higher health care costs, and other payroll related items resulting from merit increases.

•
Other selling, general and administrative expenses increased due to favorable litigation results during 2015 compared to unfavorable litigation results for the same period in 2016. This increase was partially offset by the reduction of acquisition-related transaction and integration costs associated with our acquisition of Tervita in February 2015 that did not recur in 2016.

Withdrawal Costs - Multiemployer Pension Funds
During the six months ended June 30, 2016, we recorded charges to earnings of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change, which may adversely impact our reserves for withdrawal costs.
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began redesigning our accounts payable functions to streamline and consolidate our invoice processing and vendor support. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years.
During the three and six months ended June 30, 2016, we incurred $14.5 million and $26.4 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three and six months ended June 30, 2016, we paid $9.2 million and $14.5 million, respectively, related to these restructuring efforts. We expect to incur additional charges of approximately $25 million over the next two years related to our field realignment, the consolidation of our customer service locations, and the redesign of our accounts payable processes. Substantially all of these restructuring charges will be recorded in our corporate segment.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2016 and 2015 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense on debt and capital lease obligations	$82.4	$81.3	$164.5	$159.8
Accretion of debt discounts	1.9	1.9	3.8	3.6
Accretion of remediation liabilities and other	9.6	10.1	19.3	19.5
Less: capitalized interest	(1.7)	(1.8)	(2.6)	(2.7)
Total interest expense	$92.2	$91.5	$185.0	$180.2

Total interest expense increased due to the issuance of $500.0 million of 3.20% Notes in March 2015, as well as borrowings under our Credit Facilities during the three and six months ended June 30, 2016. Cash paid for interest was $167.5 million and $159.7 million for the six months ended June 30, 2016 and 2015, respectively.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for each of the three and six months ended June 30, 2016 was 38.0%. Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2015 was 36.3% and 37.8%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was favorably affected by the resolution of state and federal tax matters. The effective tax rate for the three and six months ended June 30, 2015 was favorably affected by the resolution of a Puerto Rican tax matter.
Cash paid for income taxes was $99.4 million and $142.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash paid for income taxes is primarily due to the expected benefits to be realized from our debt refinancing in July 2016. For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
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
The noted two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2016 and 2015 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Three Months Ended June 30, 2016
Group 1	$1,049.9	$104.8	$—	$104.8	$227.0	21.6%
Group 2	1,255.7	136.3	—	136.3	249.8	19.9
Corporate entities	45.1	28.8	—	28.8	(94.7)	—
Total	$2,350.7	$269.9	$—	$269.9	$382.1	16.3%
Three Months Ended June 30, 2015
Group 1	$1,019.3	$99.8	$(0.1)	$99.7	$218.1	21.4%
Group 2	1,250.6	139.1	(0.5)	138.6	231.3	18.5
Corporate entities	41.5	27.3	—	27.3	(60.2)	—
Total	$2,311.4	$266.2	$(0.6)	$265.6	$389.2	16.8%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Six Months Ended June 30, 2016
Group 1	$2,050.5	$207.1	$—	$207.1	$435.1	21.2%
Group 2	2,462.6	269.4	(0.3)	269.1	486.5	19.8
Corporate entities	86.1	57.1	(0.4)	56.7	(194.0)	—
Total	$4,599.2	$533.6	$(0.7)	$532.9	$727.6	15.8%
Six Months Ended June 30, 2015
Group 1	$1,974.9	$194.6	$(0.2)	$194.4	$422.1	21.4%
Group 2	2,426.0	269.9	(0.5)	269.4	478.4	19.7
Corporate entities	79.9	54.9	—	54.9	(138.5)
Total	$4,480.8	$519.4	$(0.7)	$518.7	$762.0	17.0%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2016 with the same period in 2015 are discussed below:
Group 1
Revenue for the three months ended June 30, 2016 increased 3.0% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased construction and demolition and municipal solid waste volumes.
Revenue for the six months ended June 30, 2016 increased 3.8% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste, construction and demolition, and municipal solid waste volumes. Additionally, volume increased due to an additional workday for the six months ended June 30, 2016 compared to the same period in 2015. On an aggregate basis, acquisitions increased revenue by approximately $11.0 million for the six months ended June 30, 2016.
Operating income in Group 1 increased from $218.1 million for the three months ended June 30, 2015, or a 21.4% operating margin, to $227.0 million for the three months ended June 30, 2016, or a 21.6% operating margin. Operating income in Group 1 increased from $422.1 million for the six months ended June 30, 2015, or a 21.4% operating margin, to $435.1 million for the six months ended June 30, 2016, or a 21.2% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin during the three and six months ended June 30, 2016, primarily due to lower fuel costs resulting from lower prices of diesel fuel. Partially offsetting this were higher labor and related benefits costs, landfill operating costs, and repair and maintenance costs.

•	Landfill depletion and amortization unfavorably impacted operating income margin for the three and six months ended June 30, 2016, primarily due to an overall increase in the average depletion rate.

•	Selling, general and administrative expenses had a minimal impact on operating income margin for the three and six months ended June 30, 2016.
Group 2
Revenue for the three months ended June 30, 2016 increased 0.4% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection line of business. These increases were partially offset by declines in our energy services business, volume declines in our residential collection line of business and special waste volume declines in our landfill line of business.

Revenue for the six months ended June 30, 2016 increased 1.5% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection and disposal lines of business. Volume increases in our landfill line of business were primarily attributable to increased construction and demolition and municipal solid waste volumes. Additionally, volume increased due to an additional workday for the six months ended June 30, 2016 compared to the same period in 2015. These increases were partially offset by declines in our energy services business, as well as volume declines in our residential collection line of business and special waste volume declines in our landfill line of business.
Operating income in Group 2 increased from $231.3 million for the three months ended June 30, 2015, or an 18.5% operating margin, to $249.8 million for the three months ended June 30, 2016, or a 19.9% operating margin. Operating income in Group 2 increased from $478.4 million for the six months ended June 30, 2015, or a 19.7% operating margin, to $486.5 million for the six months ended June 30, 2016, or a 19.8% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2016, primarily due to lower fuel costs resulting from lower prices of diesel fuel. Partially offsetting this were higher transfer and disposal costs, repair and maintenance costs, labor and related benefits costs, and cost of goods sold.

•	Landfill depletion and amortization favorably impacted operating income margin for the three and six months ended June 30, 2016, primarily due to a decrease in the average depletion rate.

•
Selling, general and administrative costs had a minimal impact on operating income margin for the three and six months ended June 30, 2016, and had an unfavorable impact for the six months ended June 30, 2016 primarily due to favorable legal settlements from matters occurring in the ordinary course of business during the six months ended June 30, 2015 that did not recur for the same period in 2016.

Corporate Entities
Operating loss in our Corporate Entities increased from $60.2 million for the three months ended June 30, 2015 to $94.7 million for the three months ended June 30, 2016, primarily due to restructuring charges of $14.5 million related to our 2016 restructuring. During the three months ended June 30, 2016 we recognized net unfavorable legal settlements from matters occurring in the ordinary course of business compared to favorable legal settlements for the same period in 2015. During the three months ended June 30, 2016 we also recognized increased risk management expenses primarily due to favorable actuarial developments in our workers' compensation program recorded during the three months ended June 30, 2015 that were less favorable for the same period in 2016 as well as unfavorable claims experience in our employee-related health care benefits programs in 2016 as compared to 2015. Partially offsetting these unfavorable items were lower costs associated with strategic growth initiatives for the three months ended June 30, 2016.
Operating loss in our Corporate Entities increased from $138.5 million for the six months ended June 30, 2015 to $194.0 million for the six months ended June 30, 2016, primarily due to restructuring charges of $26.4 million related to our 2016 restructuring and $5.6 million for withdrawal events at our multiemployer pension plan in Puerto Rico. Additionally, during the six months ended June 30, 2016, we recognized net unfavorable legal settlements from matters occurring in the ordinary course of business compared to favorable legal settlements for the same period in 2015. During the six months ended June 30, 2016 we also recognized increased risk management expenses primarily due to favorable actuarial developments in our workers' compensation program recorded during the six months ended June 30, 2015 that were less favorable for the same period in 2016 as well as unfavorable claims experience in our employee-related health care benefits programs in 2016 as compared to 2015. Partially offsetting these unfavorable items were lower costs associated with strategic growth initiatives and reduced acquisition-related transaction costs for the six months ended June 30, 2016 compared to the costs associated with our acquisition of Tervita in February 2015.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the six months ended June 30, 2016:

	Balance as of December 31, 2015	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2016
Cubic yards (in millions):
Permitted airspace	4,676.5	68.2	(38.9)	(0.2)	4,705.6
Probable expansion airspace	290.1	(30.0)	—	—	260.1
Total cubic yards (in millions)	4,966.6	38.2	(38.9)	(0.2)	4,965.7
Number of sites:
Permitted airspace	193	—			193
Probable expansion airspace	12	(1)			11
As of June 30, 2016, we owned or operated 193 active landfills with total available disposal capacity estimated to be 4,965.7 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of June 30, 2016, total available disposal capacity is estimated to be 4,705.6 million in-place cubic yards of permitted airspace plus 260.1 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 64 years.
As of June 30, 2016, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 46 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2016, accrued final capping, closure and post-closure costs were $1,203.7 million, of which $91.8 million were classified as current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
Bridgeton Landfill.  During the six months ended June 30, 2016, we paid $11.8 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent (the Order) addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes. The Order formalizes certain of the remediation work to be performed at the site that already was contemplated in our remediation liability. From time to time, however, we may be required to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of June 30, 2016, the remediation liability recorded for this site is $205.7 million, of which approximately $13 million is expected to be paid during the remainder of 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of June 30, 2016.
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

Investment in Landfills
The following table reflects changes in our investment in landfills for the six months ended June 30, 2016 (in millions of dollars):

	Balance as of December 31, 2015	Capital Additions (Amortization)	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2016
Non-depletable landfill land	$165.6	$0.1	$—	$—	$—	$165.7
Landfill development costs	6,078.1	4.6	19.6	99.8	(2.0)	6,200.1
Construction-in-progress - landfill	191.6	152.6	—	(98.8)	—	245.4
Accumulated depletion and amortization	(2,723.0)	(145.7)	—	—	0.8	(2,867.9)
Net investment in landfill land and development costs	$3,712.3	$11.6	$19.6	$1.0	$(1.2)	$3,743.3
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the six months ended June 30, 2016 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance
Balance as of December 31, 2015	$46.7	$1,181.6	$646.1	$405.8
Non-cash additions for asset retirement obligations	—	19.6	—	—
Acquisitions and other adjustments	1.2	0.2	0.1	—
Asset retirement obligation adjustments	—	(2.0)	—	—
Accretion expense	—	39.6	11.7	0.8
Premium written for third-party risk assumed	—	—	—	12.2
Reclass to ceded insurance reserves	—	—	—	(12.2)
Net additions charged (credited) to expense	11.6	—	1.6	207.2
Payments or usage	(10.1)	(35.3)	(32.8)	(198.4)
Balance as of June 30, 2016	49.4	1,203.7	626.7	415.4
Less: current portion	(49.4)	(91.8)	(76.4)	(135.9)
Long-term portion	$—	$1,111.9	$550.3	$279.5
As of June 30, 2016, accounts receivable were $990.6 million, net of allowance for doubtful accounts and other of $49.4 million, resulting in days sales outstanding of 38, or 26 days net of deferred revenue. As of December 31, 2015, accounts receivable were $962.9 million, net of allowance for doubtful accounts and other of $46.7 million, resulting in days sales outstanding of 38, or 26 days net of deferred revenue.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2016 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2016
Land	$425.4	$0.2	$(0.3)	$0.7	$—	$—	$0.2	$426.2
Non-depletable landfill land	165.6	0.1	—	—	—	—	—	165.7
Landfill development costs	6,078.1	4.6	—	—	19.6	(2.0)	99.8	6,200.1
Vehicles and equipment	6,211.8	310.2	(68.4)	0.3	—	—	7.6	6,461.5
Buildings and improvements	1,098.6	3.7	(1.0)	3.8	—	—	14.8	1,119.9
Construction-in- progress - landfill	191.6	152.6	—	—	—	—	(98.8)	245.4
Construction-in- progress - other	25.5	51.0	—	(0.4)	—	—	(25.0)	51.1
Total	$14,196.6	$522.4	$(69.7)	$4.4	$19.6	$(2.0)	$(1.4)	$14,669.9

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2015	Additions Charged to Expense	Retirements	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2016
Landfill development costs	$(2,723.0)	$(145.7)	$—	$0.8	$—	$(2,867.9)
Vehicles and equipment	(3,555.0)	(287.3)	65.8	—	—	(3,776.5)
Buildings and improvements	(365.8)	(26.3)	0.8	—	0.1	(391.2)
Total	$(6,643.8)	$(459.3)	$66.6	$0.8	$0.1	$(7,035.6)
Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2016 and 2015 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2016 and 2015 (in millions of dollars):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$844.3	$901.2
Net cash used in investing activities	(517.2)	(998.2)
Net cash (used in) provided by financing activities	(317.5)	121.7
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2016 and 2015 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $104.3 million during the six months ended June 30, 2016, compared to a decrease of $4.1 million during the same period in 2015, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $39.2 million during the six months ended June 30, 2016 due to the timing of billings net of collections, compared to a $14.4 million increase in the same period in 2015. As of June 30, 2016, our days sales outstanding, were 38, or 26 days net of deferred revenue, consistent with our days sales outstanding, net of acquisitions as of June 30, 2015.

•
Our prepaid expenses and other assets increased $67.1 million during the six months ended June 30, 2016 due primarily to the timing of withdrawals to fund payroll, compared to a $11.0 million decrease during the same period in 2015.

•	Our accounts payable decreased $27.4 million during the six months ended June 30, 2016 due to the timing of payments, compared to a $4.3 million increase in the same period in 2015.

•	In connection with our restructuring announced in January 2016, we paid $14.5 million primarily related to employee severance and relocation.

•
Our other liabilities increased $112.0 million during the six months ended June 30, 2016, primarily due to an increase in current taxes payable, compared to a $52.3 million increase in the same period in 2015. We paid (net of refunds) $99.4 million and $142.5 million for income taxes for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash paid for income taxes is primarily due to the expected benefits to be realized from our debt refinancing in July 2016.

•	Cash paid for interest was $167.5 million and $159.7 million for the six months ended June 30, 2016 and 2015, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2016 and 2015 are summarized below:

•
Capital expenditures during the six months ended June 30, 2016 were $512.0 million, compared with $499.2 million in the same period in 2015. Property and equipment received during the six months ended June 30, 2016 and 2015 was $521.4 million and $504.6 million, respectively.

•	During the six months ended June 30, 2016 and 2015, we paid $13.9 million and $512.6 million, respectively, for business acquisitions.

•
Our restricted cash and marketable securities balances decreased $3.6 million and $6.2 million during the six months ended June 30, 2016 and 2015, respectively. In part, changes in restricted cash and marketable securities are related to the issuance of tax-exempt bonds, collateral for certain of our obligations and amounts held in trust as a guarantee of performance. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2016 and 2015 are summarized below:

•
During the six months ended June 30, 2015, we issued $500.0 million of notes for net cash proceeds of $497.9 million. Net proceeds of notes payable and long-term debt were $59.8 million during the six months ended June 30, 2016, compared to net payments of $10.3 million in the same period in 2015.

•
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization. As of June 30, 2016, there were $659.5 million remaining under our share repurchase authorization. During the six months ended June 30, 2016, we repurchased 4.3 million shares of our stock for $196.1 million.

•	Dividends paid were $207.1 million and $197.2 million during the six months ended June 30, 2016 and 2015, respectively.

Financial Condition
Cash and Cash Equivalents
As of June 30, 2016, we had $42.0 million of cash and cash equivalents and $96.8 million of restricted cash deposits and restricted marketable securities, including $15.2 million of restricted cash pursuant to a holdback arrangement, $27.6 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $53.9 million of restricted cash and marketable securities related to our insurance obligations.
Credit Facilities
For discussion and detail regarding our debt, refer to Note 7, Debt to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
In May 2016, we entered into a $1.0 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in May 2017. The Replacement Credit Facility matures in May 2021 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 1 to our existing $1.25 billion unsecured credit facility (the Existing Credit Facility and, together with the Replacement Credit Facility, the Credit Facilities), to conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 1 does not extend the maturity date of the Existing Credit Facility, which matures in June 2019. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders.
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2016, our EBITDA to interest ratio was 7.05 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.96 compared to the 3.50 maximum allowed by the covenants. As of June 30, 2016, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2016.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,745.7 million and $1,727.7 million as of June 30, 2016 and December 31, 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of June 30, 2016 and December 31, 2015, we had no borrowings under our Credit Facilities; however we had $84.5 million and $19.0 million, as of June 30, 2016 and December 31, 2015, respectively, of borrowings under our Uncommitted Credit Facility. As of July 22, 2016 we had borrowings of $335.0 million and $52.0 million under our Credit Facilities and Uncommitted Credit Facility, respectively.
We had $485.4 million and $503.3 million of letters of credit outstanding under our Credit Facilities as of June 30, 2016 and December 31, 2015, respectively.
Senior Notes and Debentures
During the three months ended June 30, 2016, we priced cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035, and 6.09% Notes due March 2035 (collectively "Existing Notes"), subject to the priority levels and the other terms and conditions set forth in the related Offer to Purchase. During the three months ended June 30, 2016, we priced an offering of $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the 2.90% Notes closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million. In the third quarter of 2016, we expect to recognize approximately $200 million for the loss on the early extinguishment of debt and other related costs.

Tax-Exempt Financings
As of June 30, 2016, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. As of June 30, 2016 and December 31, 2015, we had $1,072.4 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044.
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
Credit Ratings
We have received investment grade credit ratings. As of June 30, 2016, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
The following table calculates our free cash flow for the three and six months ended June 30, 2016 and 2015 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash provided by operating activities	$412.8	$405.1	$844.3	$901.2
Purchases of property and equipment	(240.5)	(229.6)	(512.0)	(499.2)
Proceeds from sales of property and equipment	2.6	4.9	5.5	8.1
Free cash flow	$174.9	$180.4	$337.8	$410.1

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

The following table reconciles property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three and six months ended June 30, 2016 and 2015 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$240.5	$229.6	$512.0	$499.2
Adjustments for property and equipment received during the prior period but paid for in the following period, net	3.2	14.0	9.4	5.4
Property and equipment received during the period	$243.7	$243.6	$521.4	$504.6

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
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2015 and Form 8-K filed on June 3, 2016. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
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
Our fuel costs were $150.6 million during the six months ended June 30, 2016, or 3.3% of revenue, compared to $194.1 million during the comparable period in 2015, or 4.3% of revenue.
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
Revenue from sales of these products during the six months ended June 30, 2016 and 2015 was $101.4 million and $178.3 million, respectively.
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
As of June 30, 2016, we had approximately $1,051.9 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $13.5 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.

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
In February 2015, we acquired Tervita (refer to Note 2, Business Acquisitions and Restructuring Charges, to our unaudited consolidated financial statements in Item 1 of Part 1 of this Form 10-Q). During the six months ended June 30, 2016, we completed the integration of Tervita internal controls and procedures and extended our Sarbanes-Oxley Act Section 404 compliance program to include Tervita.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $56 million relating to our outstanding legal proceedings as of June 30, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $45 million higher than the amount recorded as of June 30, 2016.
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
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013.  The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD.  Since the period covered by the 2013 settlement agreement, which was September 6, 2013, through July 22, 2016,

Sunshine Canyon has received an additional 102 NOVs from SCAQMD for odors and excess surface emissions.  We have received a $2.2 million civil penalty demand from the SCAQMD, and we have received from SCAQMD a proposed abatement order.  We expect to contest both the penalty amount and several terms and conditions of the proposed abatement order.
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
There were no material changes during the six months ended June 30, 2016 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2016:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 2016	964,785	$46.49	964,785	$724,912,393
May 2016	657,800	47.91	657,800	693,397,348
June 2016	690,000	49.18	690,000	659,462,044
	2,312,585		2,312,585

(a)
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization that now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2016, 0.1 million repurchased shares were pending settlement and $2.0 million were unpaid and included within other accrued liabilities.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2015 authorization.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
None.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated May 6, 2016).

4.1
Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).

4.2
Second Amended and Restated Credit Agreement, dated as of May 2, 2016, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 3, 2016).

4.3
Amendment No. 1 to Credit Agreement, dated as of May 2, 2016, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and each of the lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 3, 2016).

10.1+
Agreement, entered into July 11, 2016, by and between Michael P. Rissman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 12, 2016).

10.2+
Separation agreement, entered into June 23, 2016, by and between Robert A. Maruster and Republic Services,
Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 24,
2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

99.1	Press release dated July 27, 2016 announcing the election of Mr. Handley and Ms. Kirk.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	July 28, 2016	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2016	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel Vice President and Chief Accounting Officer (Principal Accounting Officer)