Form 10-Q
period 2016-09-30
REPUBLIC SERVICES, INC.
filed 2016-10-28
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 20, 2016, the registrant had outstanding 339,961,875 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 7,818,774).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55.0	$32.4
Accounts receivable, less allowance for doubtful accounts and other of $50.2 and $46.7, respectively	1,016.7	962.9
Prepaid expenses and other current assets	229.9	235.0
Total current assets	1,301.6	1,230.3
Restricted cash and marketable securities	85.6	100.3
Property and equipment, net	7,616.0	7,552.8
Goodwill	11,163.1	11,145.5
Other intangible assets, net	201.4	246.4
Other assets	294.0	260.6
Total assets	$20,661.7	$20,535.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542.8	$577.4
Notes payable and current maturities of long-term debt	5.7	5.5
Deferred revenue	320.2	313.9
Accrued landfill and environmental costs, current portion	177.0	149.8
Accrued interest	68.0	71.6
Other accrued liabilities	704.2	716.6
Total current liabilities	1,817.9	1,834.8
Long-term debt, net of current maturities	7,739.6	7,527.4
Accrued landfill and environmental costs, net of current portion	1,650.0	1,677.9
Deferred income taxes and other long-term tax liabilities	1,194.7	1,131.8
Insurance reserves, net of current portion	280.1	278.1
Other long-term liabilities	337.9	309.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 347.7 and 346.0 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,741.5	4,677.7
Retained earnings	3,243.9	3,138.3
Treasury stock, at cost (6.9 and 0.4 shares, respectively)	(326.7)	(14.9)
Accumulated other comprehensive loss, net of tax	(23.0)	(30.5)
Total Republic Services, Inc. stockholders’ equity	7,639.2	7,774.1
Noncontrolling interests	2.3	2.5
Total stockholders’ equity	7,641.5	7,776.6
Total liabilities and stockholders’ equity	$20,661.7	$20,535.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$2,409.3	$2,344.0	$7,008.5	$6,824.8
Expenses:
Cost of operations	1,476.7	1,390.2	4,298.7	4,114.9
Depreciation, amortization and depletion	252.4	247.1	745.7	726.3
Accretion	19.7	19.7	59.3	59.2
Selling, general and administrative	235.4	244.1	720.1	719.5
Withdrawal costs - multiemployer pension funds	—	—	5.6	—
Restructuring charges	7.2	—	33.5	—
Operating income	417.9	442.9	1,145.6	1,204.9
Interest expense	(96.3)	(91.8)	(281.3)	(272.0)
Loss on extinguishment of debt	(196.2)	—	(196.2)	—
Interest income	0.2	0.1	0.9	0.6
Other (expense) income, net	1.3	(0.4)	2.2	0.5
Income before income taxes	126.9	350.8	671.2	934.0
Provision for income taxes	41.2	135.6	247.6	356.0
Net income	85.7	215.2	423.6	578.0
Net income attributable to noncontrolling interests	(0.1)	(0.2)	(0.5)	(0.3)
Net income attributable to Republic Services, Inc.	$85.6	$215.0	$423.1	$577.7
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.25	$0.62	$1.23	$1.65
Weighted average common shares outstanding	342.6	348.9	344.0	351.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.25	$0.61	$1.23	$1.64
Weighted average common and common equivalent shares outstanding	344.0	350.3	345.3	352.4
Cash dividends per common share	$0.32	$0.30	$0.92	$0.86
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$85.7	$215.2	$423.6	$578.0
Other comprehensive (loss) income, net of tax
Hedging activity:
Settlements	(4.8)	(4.6)	(16.2)	(11.0)
Realized loss reclassified into earnings	9.5	5.0	21.6	12.9
Unrealized (loss) gain	3.2	(5.3)	2.1	0.5
Pension activity:
Change in funded status of pension plan obligations	—	—	—	(0.1)
Other comprehensive (loss) income, net of tax	7.9	(4.9)	7.5	2.3
Comprehensive income	93.6	210.3	431.1	580.3
Comprehensive income attributable to noncontrolling interests	(0.1)	(0.2)	(0.5)	(0.3)
Comprehensive income attributable to Republic Services, Inc.	$93.5	$210.1	$430.6	$580.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2015	346.0	$3.5	$4,677.7	$3,138.3	(0.4)	$(14.9)	$(30.5)	$2.5	$7,776.6
Net income	—	—	—	423.1	—	—	—	0.5	423.6
Other comprehensive income	—	—	—	—	—	—	7.5	—	7.5
Cash dividends declared	—	—	—	(315.2)	—	—	—	—	(315.2)
Issuances of common stock	1.7	—	43.8	—	—	—	—	—	43.8
Stock-based compensation	—	—	20.0	(2.3)	—	—	—	—	17.7
Purchase of common stock for treasury	—	—	—	—	(6.5)	(311.8)	—	—	(311.8)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of September 30, 2016	347.7	$3.5	$4,741.5	$3,243.9	(6.9)	$(326.7)	$(23.0)	$2.3	$7,641.5
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities:
Net income	$423.6	$578.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	805.0	785.5
Non-cash interest expense	41.9	35.2
Restructuring charges	33.5	—
Stock-based compensation	17.7	15.1
Deferred tax provision (benefit)	58.2	(12.3)
Provision for doubtful accounts, net of adjustments	17.5	17.3
Loss on extinguishment of debt	196.2	—
Gain on disposition of assets, net and asset impairments	(0.3)	(1.6)
Withdrawal liability - multiemployer pension funds	5.6	—
Environmental adjustments	0.3	(1.3)
Excess income tax benefit from stock-based compensation activity and other non-cash items	(20.5)	(7.0)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(70.8)	(39.8)
Prepaid expenses and other assets	(52.0)	(64.2)
Accounts payable	(19.5)	11.7
Restructuring expenditures	(24.2)	—
Capping, closure and post-closure expenditures	(56.7)	(50.4)
Remediation expenditures	(50.7)	(50.1)
Other liabilities	54.8	108.4
Cash provided by operating activities	1,359.6	1,324.5
Cash used in investing activities:
Purchases of property and equipment	(738.7)	(732.0)
Proceeds from sales of property and equipment	7.4	17.1
Cash used in business acquisitions, net of cash acquired	(30.7)	(535.9)
Change in restricted cash and marketable securities	10.0	8.4
Other	(0.4)	(0.8)
Cash used in investing activities	(752.4)	(1,243.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	3,068.6	895.4
Proceeds from issuance of senior notes, net of discount	498.9	497.9
Payments of notes payable and long-term debt	(3,388.4)	(908.9)
Premiums paid on extinguishment of debt	(176.9)	—
Fees paid to issue senior notes and retire certain hedging relationships	(9.5)	(3.2)
Issuances of common stock	35.4	52.3
Excess income tax benefit from stock-based compensation activity	8.4	6.2
Purchases of common stock for treasury	(306.6)	(293.3)
Cash dividends paid	(309.9)	(295.0)
Distributions paid to noncontrolling interests	(0.7)	(0.4)
Other	(3.9)	(5.0)
Cash used in financing activities	(584.6)	(54.0)
Increase in cash and cash equivalents	22.6	27.3
Cash and cash equivalents at beginning of year	32.4	75.2
Cash and cash equivalents at end of period	$55.0	$102.5
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this standard on a retrospective basis in the first quarter of 2016, which resulted in a reduction of our debt liability and other assets in our consolidated balance sheets of $37.7 million and $41.3 million as of September 30, 2016 and December 31, 2015, respectively.

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
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact this guidance may have on our consolidated financial statements.
2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the nine months ended September 30, 2016 and 2015.  The purchase price for these acquisitions and the allocations of the purchase price follow:

	2016	2015
Purchase price:
Cash used in acquisitions, net of cash acquired	$30.7	$535.9
Contingent consideration	—	75.8
Holdbacks	3.3	2.6
Fair value, future minimum lease payments	—	1.5
Total	34.0	615.8
Allocated as follows:
Accounts receivable	0.5	36.1
Landfill airspace	—	159.7
Property and equipment	11.8	144.9
Other assets	0.1	1.8
Accounts payable	—	(7.1)
Environmental remediation liabilities	(0.1)	(2.8)
Closure and post-closure liabilities	(0.1)	(11.3)
Other liabilities	(0.7)	(9.5)
Fair value of tangible assets acquired and liabilities assumed	11.5	311.8
Excess purchase price to be allocated	$22.5	$304.0
Excess purchase price allocated as follows:
Other intangible assets	$5.3	$10.1
Goodwill	17.2	293.9
Total allocated	$22.5	$304.0
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began redesigning our accounts payable functions to streamline and consolidate our invoice processing and vendor support. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years.
During the three and nine months ended September 30, 2016, we incurred $7.2 million and $33.5 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, employee relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three and nine months ended September 30, 2016, we paid $9.7 million and $24.2 million, respectively, related to these restructuring efforts. We expect to incur additional charges of approximately $20 million over the next two years related to our field realignment, the consolidation of our customer service locations, and the redesign of our accounts payable processes. Substantially all of these restructuring charges will be recorded in our corporate segment.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our area locations and streamlining select operational support roles at our Phoenix headquarters.  Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
During the first quarter of 2016, we determined that our 2016 reportable segments are Group 1 and Group 2. We also evaluated our reporting units and determined that our 2016 reporting units are our reportable segments. We allocated goodwill to the new reporting units using a relative fair value approach and determined that there were no indicators of goodwill impairment.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2015	Acquisitions	Adjustments to Acquisitions	Balance as of September 30, 2016
Group 1	$5,248.1	$8.9	$—	$5,257.0
Group 2	5,897.4	8.3	0.4	5,906.1
Total	$11,145.5	$17.2	$0.4	$11,163.1
Adjustments to acquisitions during the nine months ended September 30, 2016 primarily related to working capital, and were recorded to goodwill in purchase accounting.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 20 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of September 30, 2016
	Balance as of December 31, 2015	Acquisitions	Balance as of September 30, 2016	Balance as of December 31, 2015	Additions Charged to Expense	Balance as of September 30, 2016
Customer relationships, franchise and other municipal agreements	$651.6	$4.4	$656.0	$(431.0)	$(46.8)	$(477.8)	$178.2
Non-compete agreements	30.8	0.9	31.7	(22.1)	(2.4)	(24.5)	7.2
Other intangible assets	65.6	—	65.6	(48.5)	(1.1)	(49.6)	16.0
Total	$748.0	$5.3	$753.3	$(501.6)	$(50.3)	$(551.9)	$201.4
4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 follows:

	2016	2015
Inventories	$43.7	$38.8
Prepaid expenses	86.3	66.1
Other non-trade receivables	35.2	34.6
Reinsurance receivable	13.1	12.5
Income tax receivable	44.8	78.5
Other current assets	6.8	4.5
Total	$229.9	$235.0
Other Assets
A summary of other assets as of September 30, 2016 and December 31, 2015 follows:

	2016	2015
Deferred compensation plan	$93.8	$90.5
Amounts recoverable for capping, closure and post-closure obligations	27.8	25.9
Reinsurance receivable	61.4	44.0
Interest rate swaps	27.9	16.5
Other	83.1	83.7
Total	$294.0	$260.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2016 and December 31, 2015 follows:

	2016	2015
Accrued payroll and benefits	$169.3	$187.8
Accrued fees and taxes	134.2	126.5
Insurance reserves, current portion	138.5	127.7
Ceded insurance reserves, current portion	13.1	12.5
Accrued dividends	109.0	103.7
Current tax liabilities	2.1	0.5
Fuel hedge fair value and settlements payable	16.1	41.0
Accrued professional fees and legal settlement reserves	32.8	44.2
Other	89.1	72.7
Total	$704.2	$716.6
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2016 and December 31, 2015 follows:

	2016	2015
Deferred compensation plan	$86.4	$83.3
Pension and other post-retirement liabilities	11.3	12.1
Legal settlement reserves	24.5	24.7
Ceded insurance reserves	61.4	44.0
Withdrawal liability - multiemployer pension funds	11.7	6.1
Contingent consideration and acquisition holdbacks	66.3	78.0
Interest rate locks liability	20.3	—
Other	56.0	61.1
Total	$337.9	$309.3
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of September 30, 2016 and December 31, 2015 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $418.6 million and $405.8 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2016, we owned or operated 192 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. We also have post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of September 30, 2016 and December 31, 2015 follows:

	2016	2015
Landfill final capping, closure and post-closure liabilities	$1,211.9	$1,181.6
Environmental remediation liabilities	615.1	646.1
Total accrued landfill and environmental costs	1,827.0	1,827.7
Less: current portion	(177.0)	(149.8)
Long-term portion	$1,650.0	$1,677.9
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the nine months ended September 30, 2016 and 2015:

	2016	2015
Asset retirement obligation liabilities, beginning of year	$1,181.6	$1,144.3
Non-cash additions	30.4	29.9
Acquisitions and other adjustments	0.5	11.4
Asset retirement obligation adjustments	(3.2)	(5.9)
Payments	(56.7)	(50.4)
Accretion expense	59.3	59.2
Asset retirement obligation liabilities, end of period	1,211.9	1,188.5
Less: current portion	(94.3)	(103.1)
Long-term portion	$1,117.6	$1,085.4
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $27.8 million and $27.3 million as of September 30, 2016 and December 31, 2015, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

remediation liability as of September 30, 2016 would be approximately $350 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2016 and 2015:

	2016	2015
Environmental remediation liabilities, beginning of year	$646.1	$697.5
Net additions charged to expense	0.3	(1.3)
Payments	(50.7)	(50.1)
Accretion expense (non-cash interest expense)	17.6	18.7
Acquisitions and other adjustments	1.8	2.8
Environmental remediation liabilities, end of period	615.1	667.6
Less: current portion	(82.7)	(76.1)
Long-term portion	$532.4	$591.5
Bridgeton Landfill.  During the nine months ended September 30, 2016, we paid $17.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent (the Order) addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes. The Order formalizes certain of the remediation work to be performed at the site that already was contemplated in our remediation liability. From time to time, however, we may be required to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of September 30, 2016, the remediation liability recorded for this site is $199.6 million, of which approximately $7 million is expected to be paid during the remainder of 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of September 30, 2016.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of September 30, 2016 and December 31, 2015 is listed in the following table, and is adjusted for debt issuance costs, the fair value of interest rate swaps, unamortized discounts and the unamortized portion of adjustments to fair value recorded in purchase accounting which are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2016			December 31, 2015
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$73.0	$—	$73.0	$19.0	$—	$19.0
June 2019	Variable	70.0	—	70.0	—	—	—
May 2021	Variable	140.0	—	140.0	—	—	—
Senior notes:
May 2018	3.800	700.0	(1.4)	698.6	700.0	(2.0)	698.0
September 2019	5.500	650.0	(3.5)	646.5	650.0	(4.4)	645.6
March 2020	5.000	850.0	(2.8)	847.2	850.0	(3.4)	846.6
November 2021	5.250	600.0	(2.0)	598.0	600.0	(2.3)	597.7
June 2022	3.550	850.0	(5.8)	844.2	850.0	(6.5)	843.5
May 2023	4.750	550.0	19.4	569.4	550.0	9.4	559.4
March 2025	3.200	500.0	(5.6)	494.4	500.0	(6.0)	494.0
June 2026	2.900	500.0	(5.6)	494.4	—	—	—
March 2035	6.086	181.9	(15.6)	166.3	275.7	(23.9)	251.8
March 2040	6.200	399.9	(4.0)	395.9	650.0	(6.6)	643.4
May 2041	5.700	385.7	(5.6)	380.1	600.0	(8.9)	591.1
Debentures:
May 2021	9.250	35.3	(1.2)	34.1	35.3	(1.4)	33.9
September 2035	7.400	148.1	(35.3)	112.8	165.2	(39.9)	125.3
Tax-exempt:
2019 - 2044	0.500 - 5.625	1,079.1	(6.5)	1,072.6	1,079.1	(7.0)	1,072.1
Capital leases:
2016 - 2046	4.000 - 12.203	107.8	—	107.8	111.5	—	111.5
Total Debt		$7,820.8	$(75.5)	7,745.3	$7,635.8	$(102.9)	7,532.9
Less: current portion				(5.7)			(5.5)
Long-term portion				$7,739.6			$7,527.4
Loss on Extinguishment of Debt and Other Related Costs
During the three months ended September 30, 2016, we incurred a loss on the early extinguishment of debt and other related costs. We paid a cash premium of $148.1 million, early tender consideration of $28.7 million and $1.6 million of legal and other fees. We also incurred a non-cash charge related to the proportional share of unamortized discounts and deferred issuance costs of $17.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $7.2 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the charge incurred during the three and nine months ended September 30, 2016:

		Loss on Extinguishment of Debt
	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt	Non-cash Interest Expense
$275.7 million 6.09% senior notes due March 2035	$93.8	$26.1	$8.0	$34.1	$(1.1)
$165.2 million 7.40% debentures due September 2035	17.2	7.3	4.1	11.4	—
$650.0 million 6.20% senior notes due March 2040	250.1	85.3	2.6	87.9	1.0
$600.0 million 5.70% senior notes due May 2041	214.3	59.7	3.1	62.8	7.3

Total		$178.4	$17.8	$196.2	$7.2
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
Our Credit Facilities are subject to facility fees based on applicable rates defined in the agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,513.5 million and $1,727.7 million as of September 30, 2016 and December 31, 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of September 30, 2016, we had $210.0 million of borrowings under our Credit Facilities and no borrowings as of December 31, 2015.  We had $508.0 million and $503.3 million of letters of credit outstanding under our Credit Facilities as of September 30, 2016 and December 31, 2015, respectively.
During the three months ended September 30, 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2016 and December 31, 2015, we had $73.0 million and $19.0 million, respectively, of borrowings under our Uncommitted Credit Facility.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Senior Notes and Debentures
During the three months ended September 30, 2016, we priced cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035 and 6.09% Notes due March 2035 (collectively "Existing Notes"), subject to the priority levels and the other terms and conditions set forth in the Offer to Purchase. During the three months ended September 30, 2016, we priced an offering of $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the 2.90% Notes closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million.
During 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). The 3.20% Notes are unsubordinated and unsecured obligations. We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during 2015.
Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually. The senior notes have a make-whole provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.
Tax-Exempt Financings
As of September 30, 2016, 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. As of September 30, 2016 and December 31, 2015, we had $1,072.6 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $107.8 million and $111.5 million as of September 30, 2016 and December 31, 2015, respectively, with maturities ranging from 2016 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of September 30, 2016, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of September 30, 2016 and December 31, 2015, the interest rate swap agreements are reflected at their fair value of $27.9 million and $16.5 million, respectively, and are included in other assets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.5 million and $4.9 million during the three and nine months ended September 30, 2016, respectively, and $1.9 million and $5.7 million during the three and nine months ended September 30, 2015, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended September 30, 2016 and 2015, we recognized a gain (loss) of $4.5 million and $(9.2) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting (loss) gain of $(3.8) million and $9.6 million, respectively, on the related interest rate swaps. For the nine months ended September 30, 2016 and 2015, we recognized a (loss) of $(9.6) million and $(6.3) million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, respectively, with an offsetting gain of $11.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

million and $7.3 million on the related interest rate swaps, respectively. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other expense, net.
Cash Flow Hedges
During the nine months ended September 30, 2016, we entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of September 30, 2016 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair value of the outstanding interest rate locks as of September 30, 2016 was $20.3 million and was recorded in other long-term liabilities in our consolidated balance sheet. As of September 30, 2016, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive loss, net of tax, was $12.2 million.
As of September 30, 2016 and December 31, 2015, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive loss, net of tax, was $13.8 million and $19.4 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $1.6 million of net expense, net of tax, over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $7.8 million and $0.7 million during the three months ended September 30, 2016 and 2015, respectively, and $9.1 million and $2.0 million during the nine months ended September 30, 2016 and 2015, respectively.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2016 was 32.5% and 36.9%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2015 was 38.7% and 38.1%, respectively. The effective tax rate for the three months ended September 30, 2016 was favorably affected by the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2015 tax returns. The impact on our effective tax rate appears greater than past periods due to lower pre-tax earnings as a result of our debt refinancing in July 2016. For the nine months ended September 30, 2016, in addition to the item mentioned previously, our effective tax rate was favorably affected by the resolution of state and federal tax matters. The effective tax rate for the nine months ended September 30, 2015 was favorably affected by the resolution of a Puerto Rican tax matter and tax refunds received as the result of filing various state amended tax returns.
Cash paid for income taxes was $145.7 million and $256.8 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash paid for income taxes is primarily due to the expected benefits to be realized from our debt refinancing in July 2016.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of September 30, 2016, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $11.3 million related to our uncertain tax positions.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
Substantially all of our valuation allowance is associated with state loss carryforwards. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of September 30, 2016, the valuation allowance associated with our state loss carryforwards was approximately $60 million.
9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan), and in May 2013 our shareholders ratified the Plan. We currently have approximately 14.9 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	5.0	$30.08
Granted	—	—
Exercised	(1.2)	29.49		$22.6
Forfeited or expired	(0.1)	31.60
Outstanding as of September 30, 2016	3.7	$30.23	2.5	$73.7
Exercisable as of September 30, 2016	2.9	$29.88	2.2	$61.5
During the nine months ended September 30, 2016 and 2015, compensation expense for stock options was $0.4 million and $2.1 million, respectively.
As of September 30, 2016, total unrecognized compensation expense related to outstanding stock options was $0.3 million, which will be recognized over a weighted average period of 1.0 year. The total fair value of stock options that vested during the nine months ended September 30, 2016 was $5.6 million.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the nine months ended September 30, 2016:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	1,727.3	$34.15
Granted	623.0	45.09
Vested and issued	(342.5)	30.21
Forfeited	(162.1)	38.61
Outstanding as of September 30, 2016	1,845.7	$37.38	1.0	$93.1
Vested and unissued as of September 30, 2016	624.3	$31.25

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the nine months ended September 30, 2016, we awarded our non-employee directors 49,566 RSUs, which vested immediately. During the nine months ended September 30, 2016, we awarded 538,369 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 35,064 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the nine months ended September 30, 2016 and 2015, compensation expense related to RSUs totaled $13.5 million and $12.4 million, respectively. As of September 30, 2016, total unrecognized compensation expense related to outstanding RSUs was $36.2 million, which will be recognized over a weighted average period of 2.8 years.
Performance Shares
During the nine months ended September 30, 2016, we awarded 168,786 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the nine months ended September 30, 2016, we awarded 217,790 PSUs to our employees other than our named executive officers. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the nine months ended September 30, 2016:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	143.4	$38.69
Granted	393.8	46.22
Vested and issued	—	—
Forfeited	(38.9)	43.50
Outstanding as of September 30, 2016	498.3	$44.40
During the nine months ended September 30, 2016, 7,251 PSUs accumulated as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
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
During the nine months ended September 30, 2016 and 2015, compensation expense related to PSUs totaled $5.9 million and $1.2 million, respectively. As of September 30, 2016, total unrecognized compensation expense related to outstanding PSUs was $15.5 million which we expect to be recognized over a weighted average period of 2.0 years.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
Stock repurchase activity during the nine months ended September 30, 2016 and 2015 follows (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of shares repurchased	2.2	2.3	6.5	7.3
Amount paid	$110.5	$93.8	$306.6	$293.3
Weighted average cost per share	$50.75	$40.89	$47.83	$40.66
As of September 30, 2016 and 2015, 0.2 million and 0.1 million repurchased shares were pending settlement and $9.1 million and $5.3 million were unpaid and included within other accrued liabilities, respectively.
Dividends
In July 2016, our board of directors approved a quarterly dividend of $0.32 per share. Cash dividends declared were $315.2 million for the nine months ended September 30, 2016. As of September 30, 2016, we recorded a quarterly dividend payable of $109.0 million to shareholders of record at the close of business on October 3, 2016.
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
Earnings per share for the three and nine months ended September 30, 2016 and 2015 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$85,600	$215,000	$423,100	$577,700
Weighted average common shares outstanding	342,611	348,935	343,968	350,966
Basic earnings per share	$0.25	$0.62	$1.23	$1.65
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$85,600	$215,000	$423,100	$577,700
Weighted average common shares outstanding	342,611	348,935	343,968	350,966
Effect of dilutive securities:
Options to purchase common stock	1,040	1,196	1,097	1,271
Unvested RSU awards	204	136	172	127
Unvested PSU awards	125	14	82	8
Weighted average common and common equivalent shares outstanding	343,980	350,281	345,319	352,372
Diluted earnings per share	$0.25	$0.61	$1.23	$1.64
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	9	—	14

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the nine months ended September 30, 2016 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2015	$41.6	$(11.1)	$30.5
Other comprehensive loss before reclassifications	14.1	—	14.1
Amounts reclassified from accumulated other comprehensive income	(21.6)	—	(21.6)
Net current period other comprehensive (income)	(7.5)	—	(7.5)
Balance as of September 30, 2016	$34.1	$(11.1)	$23.0
A summary of reclassifications out of accumulated other comprehensive loss (income) for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Amount Reclassified from Accumulated Other Comprehensive Loss (Income)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Fuel hedges	$(8.0)	$(7.5)	$(26.7)	$(19.4)	Cost of operations
Terminated interest rate locks	(7.8)	(0.7)	(9.1)	(2.0)	Interest expense
	(15.8)	(8.2)	(35.8)	(21.4)	Total before tax
	6.3	3.2	14.2	8.5	Tax benefit
Total loss reclassified into earnings	$(9.5)	$(5.0)	$(21.6)	$(12.9)	Net of tax
12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of September 30, 2016:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2016	6,750,000	3.57
2017	12,000,000	2.92
2018	3,000,000	2.61
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

outstanding fuel hedges as of September 30, 2016 and December 31, 2015 were current liabilities of $12.8 million and $37.8 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in gains of $0.1 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, and a loss of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, and have been recorded in other expense, net in our consolidated statements of income.
Total gain (loss) recognized in other comprehensive loss, net of tax, for fuel hedges (the effective portion) was $4.0 million and $(5.3) million for the three months ended September 30, 2016 and 2015, respectively, and $14.7 million and $0.5 million for the nine months ended September 30, 2016 and 2015. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated cardboard and old newspaper. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During the three months ended September 30, 2016, we entered into multiple agreements related to the forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges).
We entered into costless collar agreements on forecasted sales of OCC. The agreements involve combining a purchased put option giving us the right to sell OCC at an established floor strike price with a written call option obligating us to deliver OCC at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represents costless collars. Under these agreements, we will make or receive no payments as long as the settlement price is between the floor price and cap price; however, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. If the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce variability of cash flows for forecasted sales of OCC between two designated strike prices.
As of September 30, 2016, we had outstanding costless collar hedges for OCC totaling 240,000 tons with a weighted average floor strike price of $81.50 per ton and a weighted average cap strike price of $120.00 per ton, all of which will be settled in 2018. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy). We had no outstanding recycling commodity hedges as of December 31, 2015.
The aggregated fair values of the outstanding recycling commodity hedges as of September 30, 2016 were current liabilities of $0.7 million, and have been recorded in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other (expense) income, net in our consolidated statements of income for the ineffectiveness portion of the changes in fair values during each of the three and nine months ended September 30, 2016.
Total losses recognized in other comprehensive income for recycling commodity hedges (the effective portion) were $0.4 million, net of tax, for the three and nine months ended September 30, 2016.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of September 30, 2016 and December 31, 2015, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$27.2	$27.2	$27.2	$—	$—
Bonds - restricted cash and marketable securities and other assets	54.0	54.0	—	54.0	—
Interest rate swaps - other assets	27.9	27.9	—	27.9	—
Total assets	$109.1	$109.1	$27.2	$81.9	$—
Liabilities:
Fuel hedges - other accrued liabilities	$12.8	$12.8	$—	$12.8	$—
Commodity hedges - other accrued liabilities	0.7	0.7	—	0.7	—
Interest rate locks - other long-term liabilities	20.3	20.3	—	20.3	—
Contingent consideration - other long-term liabilities	69.1	69.1	—	—	69.1
Total liabilities	$102.9	$102.9	$—	$33.8	$69.1

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.3	56.3	—	56.3	—
Interest rate swaps - other assets	16.5	16.5	—	16.5	—
Total assets	$115.8	$115.8	$43.0	$72.8	$—
Liabilities:
Fuel hedges - other accrued liabilities	$37.8	$37.8	$—	$37.8	$—
Contingent consideration- other long-term liabilities	69.6	69.6	—	—	69.6
Total liabilities	$107.4	$107.4	$—	$37.8	$69.6
Total Debt
As of September 30, 2016, the carrying value of our total debt was $7.7 billion and the fair value of our total debt was $8.6 billion. As of December 31, 2015, the carrying value of our total debt was $7.5 billion and the fair value of our total debt was $8.2 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of September 30, 2016 and December 31, 2015, respectively. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma County, California to operate the county's waste management facilities. As of September 30, 2016, the contingent consideration of $69.1 million represents the fair value of amounts payable to Sonoma County based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $89 million and $178 million.
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
13. SEGMENT REPORTING
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern United States and the eastern seaboard of the United States.
We manage and evaluate our operations through the two field groups, Group 1 and Group 2. These two groups are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2016 and 2015 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended September 30, 2016
Group 1	$1,347.9	$(269.3)	$1,078.6	$105.9	$235.1	$119.3	$9,199.3
Group 2	1,516.5	(235.5)	1,281.0	136.2	261.8	96.4	9,908.9
Corporate entities	53.2	(3.5)	49.7	30.0	(79.0)	11.0	1,553.5
Total	$2,917.6	$(508.3)	$2,409.3	$272.1	$417.9	$226.7	$20,661.7
Three Months Ended September 30, 2015
Group 1	$1,295.8	$(259.5)	$1,036.3	$101.2	$220.8	$125.0	$9,341.5
Group 2	1,492.6	(227.0)	1,265.6	139.1	239.0	89.2	9,929.2
Corporate entities	45.5	(3.4)	42.1	26.5	(16.9)	18.6	1,521.1
Total	$2,833.9	$(489.9)	$2,344.0	$266.8	$442.9	$232.8	$20,791.8

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Nine Months Ended September 30, 2016
Group 1	$3,907.9	$(778.7)	$3,129.2	$313.0	$670.2	$337.8	$9,199.3
Group 2	4,433.4	(689.8)	3,743.6	405.3	748.4	259.1	9,908.9
Corporate entities	145.8	(10.1)	135.7	86.7	(273.0)	141.8	1,553.5
Total	$8,487.1	$(1,478.6)	$7,008.5	$805.0	$1,145.6	$738.7	$20,661.7
Nine Months Ended September 30, 2015
Group 1	$3,764.6	$(753.4)	$3,011.2	$295.6	$642.9	$318.7	$9,341.5
Group 2	4,347.6	(655.9)	3,691.7	408.5	717.4	266.7	9,929.2
Corporate entities	131.8	(9.9)	121.9	81.4	(155.4)	146.6	1,521.1
Total	$8,244.0	$(1,419.2)	$6,824.8	$785.5	$1,204.9	$732.0	$20,791.8
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Collection:
Residential	$564.4	23.4%	$564.9	24.1%	$1,675.5	23.9%	$1,682.4	24.7%
Small-container commercial	728.0	30.2	704.2	30.0	2,150.6	30.7	2,098.1	30.7
Large-container industrial	511.7	21.2	497.2	21.2	1,480.5	21.1	1,412.1	20.7
Other	9.4	0.4	10.9	0.5	28.3	0.4	30.2	0.4
Total collection	1,813.5	75.2	1,777.2	75.8	5,334.9	76.1	5,222.8	76.5
Transfer	304.9		289.3		869.9		831.7
Less: intercompany	(179.1)		(174.9)		(521.9)		(510.3)
Transfer, net	125.8	5.2	114.4	4.9	348.0	5.0	321.4	4.7
Landfill	543.0		536.5		1,568.6		1,523.9
Less: intercompany	(249.7)		(246.4)		(726.9)		(714.3)
Landfill, net	293.3	12.2	290.1	12.4	841.7	12.0	809.6	11.9
Energy services	17.3	0.7	22.1	0.9	53.1	0.8	73.3	1.1
Other:
Sale of recycled commodities	114.6	4.8	99.4	4.2	302.8	4.3	277.7	4.1
Other non-core	44.8	1.9	40.8	1.8	128.0	1.8	120.0	1.7
Total other	159.4	6.7	140.2	6.0	430.8	6.1	397.7	5.8
Total revenue	$2,409.3	100.0%	$2,344.0	100.0%	$7,008.5	100.0%	$6,824.8	100.0%
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $55 million relating to our outstanding legal proceedings as of September 30, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $51 million higher than the amount recorded as of September 30, 2016.
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
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of September 30, 2016 and December 31, 2015:

	2016	2015
Financing proceeds	$—	$2.1
Holdback escrow	—	16.8
Capping, closure and post-closure obligations	27.8	27.3
Insurance	57.8	54.1
Total restricted cash and marketable securities	$85.6	$100.3
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
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of September 30, 2016, we operated facilities in 39 states and Puerto Rico through 333 collection operations, 204 transfer stations, 192 active landfills, 66 recycling centers, 7 treatment, recovery and disposal facilities, and 10 salt water disposal wells. We also operated 71 landfill gas and renewable energy projects and had post-closure responsibility for 124 closed landfills.
Revenue for the nine months ended September 30, 2016 increased by 2.7% to $7,008.5 million compared to $6,824.8 million for the same period in 2015. This change in revenue is due to increases in average yield of 2.0%, volume of 1.2%, acquisitions, net of divestitures of 0.7%, and recycled commodities of 0.3%, partially offset by decreases in fuel recovery fees of 1.0% and energy services of 0.5%.
The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenue	$2,409.3	100.0%	$2,344.0	100.0%	$7,008.5	100.0%	$6,824.8	100.0%
Expenses:
Cost of operations	1,476.7	61.3	1,390.2	59.3	4,298.7	61.3	4,114.9	60.3
Depreciation, amortization and depletion of property and equipment	234.5	9.7	229.2	9.8	692.1	9.9	672.4	9.9
Amortization of other intangible assets and other assets	17.9	0.7	17.9	0.8	53.6	0.8	53.9	0.8
Accretion	19.7	0.8	19.7	0.8	59.3	0.8	59.2	0.9
Selling, general and administrative	235.4	9.8	244.1	10.4	720.1	10.3	719.5	10.5
Withdrawal costs - multiemployer pension funds	—	—	—	—	5.6	0.1	—	—
Restructuring charges	7.2	0.3	—	—	33.5	0.5	—	—
Operating income	$417.9	17.4%	$442.9	18.9%	$1,145.6	16.3%	$1,204.9	17.6%
Our pre-tax income was $126.9 million and $671.2 million for the three and nine months ended September 30, 2016, respectively, compared to $350.8 million and $934.0 million for the same periods in 2015, respectively. Our net income attributable to Republic Services, Inc. was $85.6 million and $423.1 million for the three and nine months ended September 30, 2016, or $0.25 and $1.23 per diluted share, respectively, compared to $215.0 million and $577.7 million, or $0.61 and $1.64 per diluted share, for the same periods in 2015, respectively.
During each of the three and nine months ended September 30, 2016 and 2015, we recorded a number of charges, other expenses and gains that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$126.9	$85.6	$0.25	$350.8	$215.0	$0.61
Loss on extinguishment of debt and other related costs	203.4	122.7	0.36	—	—	—
Restructuring charges	7.2	4.3	0.01	—	—	—
Bridgeton insurance recovery	—	—	—	(50.0)	(30.3)	(0.08)
Total adjustments	210.6	127.0	0.37	(50.0)	(30.3)	(0.08)
As adjusted	$337.5	$212.6	$0.62	$300.8	$184.7	$0.53

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share(1)	Income	Republic	per Share(2)
As reported	$671.2	$423.1	$1.23	$934.0	$577.7	$1.64
Loss on extinguishment of debt and other related costs	203.4	122.7	0.36	—	—	—
Restructuring charges	33.5	20.2	0.06	—	—	—
Withdrawal costs - multiemployer pension funds	5.6	3.4	0.01	—	—	—
Bridgeton insurance recovery	—	—	—	(50.0)	(30.3)	(0.08)
Total adjustments	242.5	146.3	0.42	(50.0)	(30.3)	(0.08)
As adjusted	$913.7	$569.4	$1.65	$884.0	$547.4	$1.55

(1) Line items in this column do not total to $0.42 per share due to rounding.
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
Loss on extinguishment of debt and other related costs. During the three months ended June 30, 2016, we priced cash tender offers to purchase $575.4 million of outstanding notes and debentures with coupons ranging from 5.7% to 7.4% (the “Existing Notes”). Additionally, during the three and nine months ended September 30, 2016, we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes) and used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase the $575.4 million of the combined aggregate principal amount of the Existing Notes. We also used the net proceeds to pay a premium due of $148.1 million and early tender consideration of $28.7 million. The tender of the Existing Notes and sale of the 2.9% Notes closed on July 5, 2016. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our "Loss on Extinguishment of Debt and Other Related Costs" discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Restructuring charges. In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began redesigning our accounts payable functions to streamline and consolidate our invoice processing and vendor support. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years. During the three and nine months ended September 30, 2016, we incurred $7.2 million and $33.5 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three and nine months ended September 30, 2016, we paid $9.7 million and $24.2 million, respectively, related to these restructuring efforts.

Withdrawal costs - multiemployer pension funds. During the nine months ended September 30, 2016, we recorded charges to earnings of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change, which may adversely impact our reserves for withdrawal costs.
Bridgeton insurance recovery. In September 2015, we entered into an agreement with respect to an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations for the three and nine months ended September 30, 2015.
Recent Developments
Updated 2016 Financial Guidance and Fiscal Year 2017 Preliminary Outlook
We are increasing our 2016 adjusted diluted earnings per share guidance. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2016, which is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2016
Diluted earnings per share	$1.75 - $1.76
Withdrawal costs - multiemployer pension funds	0.01
Restructuring charges	0.07
Loss on extinguishment of debt and other related costs	0.36
Adjusted diluted earnings per share	$2.19 - $2.20
We believe that presenting adjusted diluted earnings per share provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
We are also providing our preliminary outlook for 2017. This does not represent full detailed guidance, but rather a point-in-time estimate based on current projections of 2016 performance, early reviews of the 2017 budget process and current economic conditions. Consistent with prior practice, we will provide formal guidance in February 2017 once the budget process is complete and full year 2016 results are reported. Diluted earnings per share is expected to be in a range of $2.29 to $2.34 and in a range of $2.31 to $2.36, on an adjusted basis, both of which assume an effective tax rate of 39.5%. Adjusted diluted earnings per share excludes the impact of restructuring charges.
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

The following table reflects our revenue by service line for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Collection:
Residential	$564.4	23.4%	$564.9	24.1%	$1,675.5	23.9%	$1,682.4	24.7%
Small-container commercial	728.0	30.2	704.2	30.0	2,150.6	30.7	2,098.1	30.7
Large-container industrial	511.7	21.2	497.2	21.2	1,480.5	21.1	1,412.1	20.7
Other	9.4	0.4	10.9	0.5	28.3	0.4	30.2	0.4
Total collection	1,813.5	75.2	1,777.2	75.8	5,334.9	76.1	5,222.8	76.5
Transfer	304.9		289.3		869.9		831.7
Less: intercompany	(179.1)		(174.9)		(521.9)		(510.3)
Transfer, net	125.8	5.2	114.4	4.9	348.0	5.0	321.4	4.7
Landfill	543.0		536.5		1,568.6		1,523.9
Less: intercompany	(249.7)		(246.4)		(726.9)		(714.3)
Landfill, net	293.3	12.2	290.1	12.4	841.7	12.0	809.6	11.9
Energy services	17.3	0.7	22.1	0.9	53.1	0.8	73.3	1.1
Other:
Sale of recycled commodities	114.6	4.8	99.4	4.2	302.8	4.3	277.7	4.1
Other non-core	44.8	1.9	40.8	1.8	128.0	1.8	120.0	1.7
Total other	159.4	6.7	140.2	6.0	430.8	6.1	397.7	5.8
Total revenue	$2,409.3	100.0%	$2,344.0	100.0%	$7,008.5	100.0%	$6,824.8	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average yield	2.1%	2.5%	2.0%	2.4%
Fuel recovery fees	(0.6)	(1.5)	(1.0)	(1.3)
Total price	1.5	1.0	1.0	1.1
Volume	0.6	0.6	1.2	1.2
Recycled commodities	0.7	(0.6)	0.3	(0.8)
Energy services	(0.3)	—	(0.5)	—
Total internal growth	2.5	1.0	2.0	1.5
Acquisitions / divestitures, net	0.3	2.4	0.7	2.3
Total	2.8%	3.4%	2.7%	3.8%

Core price	3.2%	3.6%	3.2%	3.6%

Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.3% and 2.2% for the three and nine months ended September 30, 2016, respectively, and 2.8% and 2.6% for the same periods in 2015, respectively. Core price as a percentage of related-business revenue was 3.5% and 3.7% for the three and nine months ended September 30, 2016, respectively, and 4.0% for each of the same periods in 2015.

During the three and nine months ended September 30, 2016, we experienced the following changes in our revenue as compared to the same period in 2015:

•	Average yield increased revenue by 2.1% and 2.0% for the three and nine months ended September 30, 2016, respectively, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.6% and 1.0% during the three and nine months ended September 30, 2016, respectively. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for the three and nine months ended September 30, 2016 resulted primarily from the decrease in fuel prices.

•
Volume increased revenue by 0.6% and 1.2% during the three and nine months ended September 30, 2016, respectively, primarily due to volume growth in our large-container industrial collection, landfill and transfer station lines of business, which were partially offset by volume declines in our residential collection line of business. The volume increase in our landfill line of business is primarily attributable to increased construction and demolition and municipal solid waste volumes. The volume increases for the three months ended September 30, 2016 were partially offset by a decrease in special waste volume in our landfill line of business. The volume increase for the nine months ended September 30, 2016 also included 0.2% of contribution from one additional workday.

•
Recycled commodities increased revenue by 0.7% and 0.3% during the three and nine months ended September 30, 2016, respectively, due to increased commodity prices and processing fees. The average price for old corrugated cardboard for the three and nine months ended September 30, 2016 was $125 and $109 per ton, respectively, compared to $111 and $102 per ton for the same periods in 2015, respectively. The average price of old newspaper for the three and nine months ended September 30, 2016 was $114 and $92 per ton, respectively, compared to $85 and $82 per ton for the same periods in 2015, respectively. Our processed recycled commodity volume for the three and nine months ended September 30, 2016 of 0.7 million tons sold and 1.9 million tons sold, respectively, was approximately the same when compared to the volume for the same periods in 2015, respectively.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•
Acquisitions increased revenue by 0.3% and 0.7% during the three and nine months ended September 30, 2016, respectively, due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.

•
Energy services decreased revenue by 0.3% and 0.5% during the three and nine months ended September 30, 2016, respectively, due primarily to the reduction in drilling activity resulting from the decline in the price of oil.

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

The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Labor and related benefits	$484.3	20.1%	$475.5	20.3%	$1,432.2	20.4%	$1,379.0	20.2%
Transfer and disposal costs	194.8	8.1	188.3	8.0	568.6	8.1	537.5	7.9
Maintenance and repairs	231.7	9.6	223.7	9.5	673.7	9.6	636.5	9.3
Transportation and subcontract costs	142.3	5.9	132.6	5.7	397.9	5.7	382.0	5.6
Fuel	82.0	3.4	94.9	4.0	232.6	3.3	288.9	4.2
Franchise fees and taxes	116.0	4.8	115.1	4.9	339.0	4.8	332.2	4.9
Landfill operating costs	43.6	1.8	35.3	1.5	131.5	1.9	110.2	1.6
Risk management	49.3	2.0	43.6	1.9	141.7	2.0	118.9	1.8
Cost of goods sold	49.3	2.0	43.8	1.9	131.8	1.9	125.3	1.8
Other	83.4	3.6	87.4	3.7	249.7	3.6	254.4	3.7
Subtotal	1,476.7	61.3	1,440.2	61.4	4,298.7	61.3	4,164.9	61.0
Bridgeton insurance recovery	—	—	(50.0)	(2.1)	—	—	(50.0)	(0.7)
Total cost of operations	$1,476.7	61.3%	$1,390.2	59.3%	$4,298.7	61.3%	$4,114.9	60.3%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased for the three and nine months ended September 30, 2016 compared to the same period in 2015, primarily as a result of the following:

•	Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes, and higher health care costs.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During each of the three and nine months ended September 30, 2016 and 2015, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased due to higher collection volumes, cost of parts, internal labor, third party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

•	Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes, partially offset by lower fuel surcharges due to the decline in diesel fuel.

•
Our fuel costs decreased due to lower prices of diesel fuel and our continued conversion to lower cost compressed natural gas (CNG). The national average diesel fuel cost per gallon for the three months ended September 30, 2016 was $2.38 compared to $2.63 for the same period in 2015, a decrease of $0.25 or approximately 9%. The national average diesel fuel cost per gallon for the nine months ended September 30, 2016 was $2.25 compared to $2.80 for the same period in 2015, a decrease of $0.55 or approximately 20%.

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

•
Landfill operating expenses increased due to volume increases in our landfill line of business and increased leachate transportation and disposal costs. Additionally, during the nine months ended September 30, 2015, we recorded favorable remediation adjustments that did not recur for the same period in 2016.

•
Risk management expenses increased primarily due to favorable actuarial developments in our workers' compensation program recorded during the three and nine months ended September 30, 2015 that were less favorable for the same periods in 2016, coupled with continued unfavorable actuarial development in our vehicle liability insurance program.

•
During the three and nine months ended September 30, 2016, cost of goods sold increased primarily due to higher rebates paid for volumes delivered to our recycling facilities as a result of the increase in commodity prices.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Depreciation and amortization of property and equipment	$157.7	6.5%	$153.4	6.6%	$470.4	6.7%	$457.1	6.7%
Landfill depletion and amortization	76.8	3.2	75.8	3.2	221.7	3.2	215.3	3.2
Depreciation, amortization and depletion expense	$234.5	9.7%	$229.2	9.8%	$692.1	9.9%	$672.4	9.9%

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
During the three and nine months ended September 30, 2016, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $17.9 million and $53.6 million, or 0.7% and 0.8% of revenue, for the three and nine months ended September 30, 2016, respectively, compared to $17.9 million and $53.9 million, or 0.8% of revenue, for the same periods in 2015, respectively. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. The amortization has remained relatively unchanged as a result of assets acquired in the acquisitions of various waste businesses throughout the year, offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $19.7 million and $59.3 million, or 0.8% of revenue, for the three and nine months ended September 30, 2016, respectively, compared to $19.7 million and $59.2 million, or 0.8% and 0.9% of revenue, for the same periods in 2015, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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

The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Salaries	$161.6	6.7%	$158.6	6.8%	$474.8	6.8%	$466.9	6.8%
Provision for doubtful accounts	6.0	0.2	6.2	0.2	17.5	0.2	17.3	0.3
Other	67.8	2.9	79.3	3.4	227.8	3.3	235.3	3.4
Total selling, general and administrative expenses	$235.4	9.8%	$244.1	10.4%	$720.1	10.3%	$719.5	10.5%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2016 and 2015 are summarized below:

•	Salaries increased slightly due to higher wages, higher health care costs, and other payroll related items resulting from merit increases.

•
Other selling, general and administrative expenses decreased for the three and nine months ended September 30, 2016, primarily due to favorable settlement results. Additionally, for the nine months ended September 30, 2016, we had a reduction in acquisition-related transaction and integration costs associated with our acquisition of Tervita in February 2015 that did not recur in 2016.

Withdrawal Costs - Multiemployer Pension Funds
During the nine months ended September 30, 2016, we recorded charges to earnings of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change, which may adversely impact our reserves for withdrawal costs.
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began redesigning our accounts payable functions to streamline and consolidate our invoice processing and vendor support. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives, which include the consolidation of over 100 customer service locations into three Customer Resource Centers over the next two years.
During the three and nine months ended September 30, 2016, we incurred $7.2 million and $33.5 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three and nine months ended September 30, 2016, we paid $9.7 million and $24.2 million, respectively, related to these restructuring efforts. We expect to incur additional charges of approximately $20 million over the next two years related to our field realignment, the consolidation of our customer service locations, and the redesign of our accounts payable processes. Substantially all of these restructuring charges will be recorded in our corporate segment.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense on debt and capital lease obligations	$79.4	$82.0	$243.9	$241.7
Accretion of debt discounts	1.9	1.9	5.8	5.5
Accretion of remediation liabilities and other	16.8	10.2	36.1	29.7
Less: capitalized interest	(1.8)	(2.3)	(4.5)	(4.9)
Total interest expense	$96.3	$91.8	$281.3	$272.0

As a result of the debt that was extinguished, total interest expense for the three and nine months ended September 30, 2016 increased primarily due to $7.2 million of unamortized cash flow hedges reclassified to earnings as non-cash interest expense. Total interest expense also increased for the nine months ended September 30, 2016 due to the issuance of $500.0 million of 3.20% Notes in March 2015, as well as borrowings under our Credit Facilities. Cash paid for interest was $253.0 million and $244.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Loss on Extinguishment of Debt and Other Related Costs
During the three months ended September 30, 2016, we incurred a loss on the early extinguishment of debt and other related costs. We paid a cash premium of $148.1 million, early tender consideration of $28.7 million and $1.6 million of legal and other fees. We also incurred a non-cash charge related to the proportional share of unamortized discounts and deferred issuance costs of $17.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $7.2 million.
The following table summarizes the loss on extinguishment of debt and other related costs incurred during the three and nine months ended September 30, 2016:

		Loss on Extinguishment of Debt
	Principal Repaid	Cash Paid in Loss on Extinguishment of Debt	Non-cash Loss on Extinguishment of Debt	Total Loss on Extinguishment of Debt	Non-cash Interest Expense
$275.7 million 6.09% Senior Notes due March 2035	$93.8	$26.1	$8.0	$34.1	$(1.1)
$165.2 million 7.40% Debentures due September 2035	17.2	7.3	4.1	11.4	—
$650.0 million 6.20% Senior Notes due March 2040	250.1	85.3	2.6	87.9	1.0
$600.0 million 5.70% Senior Notes due May 2041	214.3	59.7	3.1	62.8	7.3

Total		$178.4	$17.8	$196.2	$7.2
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2016 was 32.5% and 36.9%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three and nine months ended September 30, 2015 was 38.7% and 38.1%, respectively. The effective tax rate for the three months ended September 30, 2016 was favorably affected by the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2015 tax returns. The impact on our effective tax rate appears greater than past periods due to lower pre-tax earnings as a result of our debt refinancing in July 2016. For the nine months ended September 30, 2016, in addition to the items mentioned previously, our effective tax rate was favorably affected by the resolution of state and federal tax matters. The effective tax rate for the nine months ended September 30, 2015 was favorably affected by the resolution of a Puerto Rican tax matter and tax refunds received as the result of filing various state amended tax returns.
Cash paid for income taxes was $145.7 million and $256.8 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash paid for income taxes is primarily due to the expected benefits to be realized from our debt refinancing in July 2016. For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Reportable Segments
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern United States and the eastern seaboard of the United States.
The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2016 and 2015 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Three Months Ended September 30, 2016
Group 1	$1,078.6	$105.9	$—	$105.9	$235.1	21.8%
Group 2	1,281.0	136.5	(0.3)	136.2	261.8	20.4
Corporate entities	49.7	30.0	—	30.0	(79.0)	—
Total	$2,409.3	$272.4	$(0.3)	$272.1	$417.9	17.3%
Three Months Ended September 30, 2015
Group 1	$1,036.3	$101.2	$—	$101.2	$220.8	21.3%
Group 2	1,265.6	137.9	1.2	139.1	239.0	18.9
Corporate entities	42.1	26.5	—	26.5	(16.9)	—
Total	$2,344.0	$265.6	$1.2	$266.8	$442.9	18.9%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Operating Margin
Nine Months Ended September 30, 2016
Group 1	$3,129.2	$313.0	$—	$313.0	$670.2	21.4%
Group 2	3,743.6	406.0	(0.7)	405.3	748.4	20.0
Corporate entities	135.7	87.2	(0.5)	86.7	(273.0)	—
Total	$7,008.5	$806.2	$(1.2)	$805.0	$1,145.6	16.3%
Nine Months Ended September 30, 2015
Group 1	$3,011.2	$295.8	$(0.2)	$295.6	$642.9	21.4%
Group 2	3,691.7	407.9	0.6	408.5	717.4	19.4
Corporate entities	121.9	81.4	—	81.4	(155.4)
Total	$6,824.8	$785.1	$0.4	$785.5	$1,204.9	17.7%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2016 with the same period in 2015 are discussed below:
Group 1
Revenue for the three months ended September 30, 2016 increased 4.1% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection, small-container commercial collection, residential collection and transfer station lines of business.
Revenue for the nine months ended September 30, 2016 increased 3.9% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection, small-container commercial collection, residential collection, landfill and transfer station lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste, construction and demolition, and municipal solid waste volumes. Additionally, volume increased due to an additional workday for the nine months ended September 30, 2016 compared to the same period in 2015. Acquisitions also increased revenue by 0.3% during the nine months ended September 30, 2016.
Operating income in Group 1 increased from $220.8 million for the three months ended September 30, 2015, or a 21.3% operating margin, to $235.1 million for the three months ended September 30, 2016, or a 21.8% operating margin. Operating income in Group 1 increased from $642.9 million for the nine months ended September 30, 2015, or a 21.4% operating margin, to $670.2 million for the nine months ended September 30, 2016, or a 21.4% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin during the three and nine months ended September 30, 2016, primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher cost of goods sold, landfill operating costs, labor and related benefits costs, and repair and maintenance costs.

•
Landfill depletion and amortization unfavorably impacted operating income margin for the three and nine months ended September 30, 2016, primarily due to an overall increase in the average depletion rate.

•	Selling, general and administrative expenses had a minimal impact on operating income margin for the three and nine months ended September 30, 2016.
Group 2
Revenue for the three months ended September 30, 2016 increased 1.2% due primarily to increases in average yield in all lines of business. These increases were partially offset by declines in our energy services business, as well as volume declines primarily in our residential collection line of business and special waste volume declines in our landfill line of business.
Revenue for the nine months ended September 30, 2016 increased 1.4% due primarily to increases in average yield in all lines of business and volume increases in our large-container industrial collection and disposal lines of business. Volume increases in our landfill line of business were primarily attributable to increased construction and demolition and municipal solid waste volumes. Additionally, volume increased due to an additional workday for the nine months ended September 30, 2016 compared to the same period in 2015. These increases were partially offset by declines in our energy services business, as well as volume declines primarily in our residential collection line of business and special waste volume declines in our landfill line of business.
Operating income in Group 2 increased from $239.0 million for the three months ended September 30, 2015, or an 18.9% operating margin, to $261.8 million for the three months ended September 30, 2016, or a 20.4% operating margin. Operating income in Group 2 increased from $717.4 million for the nine months ended September 30, 2015, or a 19.4% operating margin, to $748.4 million for the nine months ended September 30, 2016, or a 20.0% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three and nine months ended September 30, 2016, primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher cost of goods sold and landfill operating costs.

•
Landfill depletion and amortization favorably impacted operating income margin for the three and nine months ended September 30, 2016, primarily due to a decrease in the average depletion rate. Landfill depletion and amortization also was favorably impacted by favorable amortization adjustments during the three and nine months ended September 30, 2016 compared to unfavorable amortization adjustments in 2015.

•	Selling, general and administrative costs had a minimal impact on operating income margin for the three and nine months ended September 30, 2016.
Corporate Entities
Operating loss in our Corporate Entities increased from $16.9 million for the three months ended September 30, 2015 to $79.0 million for the three months ended September 30, 2016, primarily due to an insurance recovery of $50.0 million related to our Bridgeton Landfill that was recorded during the three months ended September 30, 2015. Additionally, during the three months ended September 30, 2016, we recorded restructuring charges of $7.2 million related to our 2016 restructuring. During the three months ended September 30, 2016, we also recognized increased risk management expenses primarily due to favorable actuarial developments in our workers' compensation program recorded during the three months ended September 30, 2015 that were less favorable for the same period in 2016 as well as unfavorable claims experience in our employee-related health care benefits programs in 2016 as compared to 2015. Partially offsetting these unfavorable items were net favorable legal settlements from matters occurring in the ordinary course of business compared to unfavorable legal settlements for the same period in 2015.
Operating loss in our Corporate Entities increased from $155.4 million for the nine months ended September 30, 2015 to $273.0 million for the nine months ended September 30, 2016, primarily due to an insurance recovery of $50.0 million related to our Bridgeton Landfill that was recorded during the nine months ended September 30, 2015, restructuring charges of $33.5 million related to our 2016 restructuring and $5.6 million for withdrawal events at our multiemployer pension plan in Puerto Rico. Additionally, during the nine months ended September 30, 2016, we recognized net favorable legal settlements from matters occurring in the ordinary course of business that were less favorable compared to net legal settlements for the same period in 2015. During the nine months ended September 30, 2016, we also recognized increased risk management expenses primarily due to favorable actuarial developments in our workers' compensation program recorded during the nine months ended September 30, 2015 that were less favorable for the same period in 2016 as well as unfavorable claims experience in our employee-related health care benefits programs in 2016 as compared to 2015. Partially offsetting these unfavorable items were lower costs associated with strategic growth initiatives and reduced acquisition-related transaction costs for the nine months ended September 30, 2016 compared to the costs associated with our acquisition of Tervita in February 2015.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the nine months ended September 30, 2016:

	Balance as of December 31, 2015	New Expansions Undertaken	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2016
Cubic yards (in millions):
Permitted airspace	4,676.5	—	68.2	(59.5)	(0.2)	4,685.0
Probable expansion airspace	290.1	30.1	(30.0)	—	—	290.2
Total cubic yards (in millions)	4,966.6	30.1	38.2	(59.5)	(0.2)	4,975.2
Number of sites:
Permitted airspace	193		(1)			192
Probable expansion airspace	12	2	(1)			13
As of September 30, 2016, we owned or operated 192 active landfills with total available disposal capacity estimated to be 4,975.2 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of September 30, 2016, total available disposal capacity is estimated to be 4,685.0 million in-place cubic yards of permitted airspace plus 290.2 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 65 years.

As of September 30, 2016, 13 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 45 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of September 30, 2016, accrued final capping, closure and post-closure costs were $1,211.9 million, of which $94.3 million were classified as current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
Bridgeton Landfill.  During the nine months ended September 30, 2016, we paid $17.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent (the Order) addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes. The Order formalizes certain of the remediation work to be performed at the site that already was contemplated in our remediation liability. From time to time, however, we may be required to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of September 30, 2016, the remediation liability recorded for this site is $199.6 million, of which approximately $7 million is expected to be paid during the remainder of 2016. We believe the remaining reasonably possible high end of our range would be approximately $164 million higher than the amount recorded as of September 30, 2016.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the nine months ended September 30, 2016 (in millions of dollars):

	Balance as of December 31, 2015	Capital Additions (Amortization)	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of September 30, 2016
Non-depletable landfill land	$165.6	$0.1	$—	$—	$—	$165.7
Landfill development costs	6,078.1	6.8	30.4	141.0	(3.2)	6,253.1
Construction-in-progress - landfill	191.6	223.9	—	(139.9)	—	275.6
Accumulated depletion and amortization	(2,723.0)	(222.9)	—	—	1.2	(2,944.7)
Net investment in landfill land and development costs	$3,712.3	$7.9	$30.4	$1.1	$(2.0)	$3,749.7

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the nine months ended September 30, 2016 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance
Balance as of December 31, 2015	$46.7	$1,181.6	$646.1	$405.8
Non-cash additions for asset retirement obligations	—	30.4	—	—
Acquisitions and other adjustments	3.0	0.5	1.8	—
Asset retirement obligation adjustments	—	(3.2)	—	—
Accretion expense	—	59.3	17.6	1.2
Premium written for third-party risk assumed	—	—	—	17.8
Reclass to ceded insurance reserves	—	—	—	(17.5)
Net additions charged (credited) to expense	17.5	—	0.3	306.6
Payments or usage	(17.0)	(56.7)	(50.7)	(295.3)
Balance as of September 30, 2016	50.2	1,211.9	615.1	418.6
Less: current portion	(50.2)	(94.3)	(82.7)	(138.5)
Long-term portion	$—	$1,117.6	$532.4	$280.1
As of September 30, 2016, accounts receivable were $1,016.7 million, net of allowance for doubtful accounts and other of $50.2 million, resulting in days sales outstanding of 38, or 26 days net of deferred revenue. As of December 31, 2015, accounts receivable were $962.9 million, net of allowance for doubtful accounts and other of $46.7 million, resulting in days sales outstanding of 38, or 26 days net of deferred revenue.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2016 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2016
Land	$425.4	$0.2	$(0.3)	$0.7	$—	$—	$0.2	$426.2
Non-depletable landfill land	165.6	0.1	—	—	—	—	—	165.7
Landfill development costs	6,078.1	6.8	—	—	30.4	(3.2)	141.0	6,253.1
Vehicles and equipment	6,211.8	409.8	(161.7)	7.6	—	—	27.5	6,495.0
Buildings and improvements	1,098.6	7.4	(2.9)	3.8	—	—	26.0	1,132.9
Construction-in- progress - landfill	191.6	223.9	—	—	—	—	(139.9)	275.6
Construction-in- progress - other	25.5	78.4	—	(0.4)	—	—	(58.7)	44.8
Total	$14,196.6	$726.6	$(164.9)	$11.7	$30.4	$(3.2)	$(3.9)	$14,793.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2015	Additions Charged to Expense	Retirements	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2016
Landfill development costs	$(2,723.0)	$(222.9)	$—	$1.2	$—	$(2,944.7)
Vehicles and equipment	(3,555.0)	(431.9)	157.3	—	(0.2)	(3,829.8)
Buildings and improvements	(365.8)	(39.8)	2.4	—	0.4	(402.8)
Total	$(6,643.8)	$(694.6)	$159.7	$1.2	$0.2	$(7,177.3)
Liquidity and Capital Resources
The major components of changes in cash flows for the nine months ended September 30, 2016 and 2015 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2016 and 2015 (in millions of dollars):

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$1,359.6	$1,324.5
Cash used in investing activities	(752.4)	(1,243.2)
Cash used in financing activities	(584.6)	(54.0)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2016 and 2015 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $219.1 million during the nine months ended September 30, 2016, compared to a decrease of $84.4 million during the same period in 2015, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts, increased $70.8 million during the nine months ended September 30, 2016 due to increased revenue, compared to a $39.8 million increase in the same period in 2015. As of September 30, 2016, our days sales outstanding, were 38, or 26 days net of deferred revenue, compared to 38, or 26 days net of deferred revenue, as of September 30, 2015.

•	Our accounts payable decreased $19.5 million during the nine months ended September 30, 2016 due to the timing of payments, compared to an $11.7 million increase in the same period in 2015.

•	In connection with our restructuring announced in January 2016, we paid $24.2 million primarily related to employee severance and relocation.

•
Our other liabilities increased $54.8 million during the nine months ended September 30, 2016, compared to a $108.4 million increase in the same period in 2015. We paid (net of refunds) $145.7 million and $256.8 million for income taxes for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash paid for income taxes is primarily due to the expected deductions to be realized from our debt refinancing in July 2016.

•	Cash paid for interest was $253.0 million and $244.8 million for the nine months ended September 30, 2016 and 2015, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.

Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2016 and 2015 are summarized below:

•
Capital expenditures during the nine months ended September 30, 2016 were $738.7 million, compared with $732.0 million in the same period in 2015. Property and equipment received during the nine months ended September 30, 2016 and 2015 was $725.0 million and $746.7 million, respectively.

•	During the nine months ended September 30, 2016 and 2015, we paid $30.7 million and $535.9 million, respectively, for business acquisitions.

•
Our restricted cash and marketable securities balances decreased $10.0 million and $8.4 million during the nine months ended September 30, 2016 and 2015, respectively. In part, changes in restricted cash and marketable securities are related to the issuance of tax-exempt bonds, collateral for certain of our obligations, amounts held in trust as a guarantee of performance and amounts held in escrow for acquisitions. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2016 and 2015 are summarized below:

•
During the three months ended September 30, 2016, we issued $500.0 million of notes for net cash proceeds of $498.9 million. Net payments of notes payable and long-term debt were $319.8 million during the nine months ended September 30, 2016, compared to net payments of $13.5 million in the same period in 2015.

•
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization. As of September 30, 2016, there were 14.9 million shares remaining under our share repurchase authorization. During the nine months ended September 30, 2016, we repurchased 6.5 million shares of our stock for $306.6 million.

•	Dividends paid were $309.9 million and $295.0 million during the nine months ended September 30, 2016 and 2015, respectively.
Financial Condition
Cash and Cash Equivalents
As of September 30, 2016, we had $55.0 million of cash and cash equivalents and $85.6 million of restricted cash deposits and restricted marketable securities, including $27.8 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $57.8 million of restricted cash and marketable securities related to our insurance obligations.
Credit Facilities
For discussion and detail regarding our debt, refer to Note 7, Debt, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
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
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans, which would adversely affect our liquidity. As of September 30, 2016, our EBITDA to interest ratio was 6.90 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 3.03 compared to the 3.50 maximum allowed by the covenants. As of September 30, 2016, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2016.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,513.5 million and $1,727.7 million as of September 30, 2016 and December 31, 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of September 30, 2016, we had $210.0 million of borrowings under our Credit Facilities and no borrowings as of December 31, 2015.  We had $508.0 million and $503.3 million of letters of credit outstanding under our Credit Facilities as of September 30, 2016 and December 31, 2015, respectively.
During the three months ended September 30, 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2016 and December 31, 2015, we had $73.0 million and $19.0 million, respectively, of borrowings under our Uncommitted Credit Facility.
As of October 21, 2016, we had borrowings of $270.0 million and $72.0 million under our Credit Facilities and Uncommitted Credit Facility, respectively.
Senior Notes and Debentures
During the three months ended September 30, 2016, we priced cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035, and 6.09% Notes due March 2035 (collectively "Existing Notes"), subject to the priority levels and the other terms and conditions set forth in the related Offer to Purchase. During the three months ended September 30, 2016, we priced an offering of $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the 2.90% Notes closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million.
Tax-Exempt Financings
As of September 30, 2016, approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. As of September 30, 2016 and December 31, 2015, we had $1,072.6 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044.
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

Credit Ratings
We have received investment grade credit ratings. As of September 30, 2016, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
The following table calculates our free cash flow for the three and nine months ended September 30, 2016 and 2015 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash provided by operating activities	$515.3	$423.3	$1,359.6	$1,324.5
Purchases of property and equipment	(226.7)	(232.8)	(738.7)	(732.0)
Proceeds from sales of property and equipment	1.9	9.0	7.4	17.1
Free cash flow	$290.5	$199.5	$628.3	$609.6

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
The following table reconciles property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three and nine months ended September 30, 2016 and 2015 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$226.7	$232.8	$738.7	$732.0
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(23.1)	9.3	(13.7)	14.7
Property and equipment received during the period	$203.6	$242.1	$725.0	$746.7

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
Our fuel costs were $232.6 million during the nine months ended September 30, 2016, or 3.3% of revenue, compared to $288.9 million during the comparable period in 2015, or 4.2% of revenue.

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
Revenue from sales of these products during the nine months ended September 30, 2016 and 2015 was $302.8 million and $277.7 million, respectively.
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
As of September 30, 2016, we had $1,250.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15.5 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further information regarding how we manage interest rate risk.
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
In February 2015, we acquired Tervita (refer to Note 2, Business Acquisitions and Restructuring Charges, to our unaudited consolidated financial statements in Item 1 of Part 1 of this Form 10-Q). During the nine months ended September 30, 2016, we completed the integration of Tervita internal controls and procedures and extended our Sarbanes-Oxley Act Section 404 compliance program to include Tervita.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $55 million relating to our outstanding legal proceedings as of September 30, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $51 million higher than the amount recorded as of September 30, 2016.
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
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013.  The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD.  Since the end of the period covered by the 2013 settlement agreement, which was September 6, 2013, through

October 21, 2016, Sunshine Canyon has received an additional 106 NOVs from SCAQMD for odors.  We have received a $2.2 million civil penalty demand from the SCAQMD, and the SCAQMD's Executive Officer has filed a Petition before the Hearing Board of the SCAQMD an abatement order.  We expect to contest both the penalty amount and several terms and conditions of the proposed abatement order.
Hunt County Matter
On July 15, 2015, Hunt County, Texas (the County) and the State of Texas Commission on Environmental Quality filed suit alleging violations of the Texas Water Code and Texas Health and Safety Code due to allegedly improper and unpermitted storage and disposal of waste on our surplus property adjacent to the Maloy Landfill.  The parties have reached an agreement to resolve the dispute, which includes $400,000 in civil penalties. The agreement has been approved by Hunt County and is pending final approval by the Texas Attorney General's Office.
Arbor Hills Landfill Matter
BFI Waste Systems of North America, LLC (BFI) owns a landfill gas collection and control system at the Arbor Hills Landfill in Salem Township, Michigan. The Michigan Department of Environmental Quality issued NOVs to BFI on February 2, March 15, and April 29, 2016 and the United States Environmental Protection Agency issued a Finding of Violation (FOV) to BFI on September 29, 2016. The NOVs and FOV relate to alleged off site odors and operation conditions at the landfill. BFI has not yet received a civil penalty demand from either agency.

ITEM 1A.	RISK FACTORS.
There were no material changes during the nine months ended September 30, 2016 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2016:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 2016	42,600	$49.65	42,600	$657,347,046
August 2016	893,314	51.07	893,314	611,729,330
September 2016	1,241,991	50.56	1,241,991	548,928,981
	2,177,905		2,177,905

(a)
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization that now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of September 30, 2016, 0.2 million repurchased shares were pending settlement and $9.1 million were unpaid and included within other accrued liabilities.

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

REPUBLIC SERVICES, INC.

Date:	October 27, 2016	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2016	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)