Form 10-K
period 2016-12-31
REPUBLIC SERVICES, INC.
filed 2017-02-17
CIK 1060391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2016, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $17.6 billion.
As of February 6, 2017, the registrant had outstanding 339,128,998 shares of Common Stock (excluding treasury shares of 9,308,560).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic,” “the Company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and energy services in the United States, as measured by revenue. As of December 31, 2016, we operated in 39 states and Puerto Rico through 333 collection operations, 204 transfer stations, 192 active landfills, 64 recycling centers, 7 treatment, recovery and disposal facilities, and 10 salt water disposal wells. We also operated 71 landfill gas and renewable energy projects and had post-closure responsibility for 124 closed landfills. We were incorporated in Delaware in 1996.
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

•
Expansion of Recycling Capabilities - Based on an industry trade publication, we believe approximately 35% of municipal solid waste is recycled. Communities have increasingly committed to enhance and expand their recycling programs for their residents. We continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an acceptable return. We will continue to look for opportunities to expand our recycling capabilities in markets where these services are desired and provide an appropriate return on our investment.

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
We also focus on growth through public-private partnerships, which include the waste and recycling operations and facilities of municipal and other local governments. We believe we have an opportunity to acquire operations and facilities from municipalities and other local governments, as they increasingly seek to raise capital and reduce risk.
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
A key enabler of the Republic Way is our organizational structure that fosters a high performance culture by maintaining 360 degree accountability and full profit and loss responsibility with local management, supported by a functional structure to provide subject matter expertise. This structure allows us to take advantage of our scale by coordinating functionally across all of our markets, while empowering local management to respond to unique market dynamics.
We have rolled out several productivity and cost control initiatives designed to deliver the best service possible to our customers in the most efficient and environmentally sound way.
Fleet Automation
Approximately 74% of our residential routes have been converted to automated single driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity, decrease emissions and create a safer work environment for our employees. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.

Fleet Conversion to Compressed Natural Gas (CNG)
Approximately 18% of our fleet operates on natural gas. We expect to continue our gradual fleet conversion to CNG, our preferred alternative fuel technology, as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is most prudent to realize the full value of our previous fleet investments. Approximately 36% of our replacement vehicle purchases during 2016 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2016, we operated 38 CNG fueling stations.
Standardized Maintenance
Based on an industry trade publication, we operate the eighth largest vocational fleet in the United States. As of December 31, 2016, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,300	7
Small-container Commercial	4,400	7
Large-container Industrial	4,100	9
Total	15,800	7.5
OneFleet, our standardized vehicle maintenance program, enables us to use best practices for fleet management, truck care and maintenance. Through standardization of core functions, we believe we can minimize variability in our maintenance processes, resulting in higher vehicle quality and a lower environmental footprint, while extending the average service life of our fleet. We believe operating a more reliable, greener, safer and more efficient fleet will lower our operating costs. We have implemented standardized maintenance programs for approximately 92% of our fleet maintenance operations as of December 31, 2016. We expect the entire fleet will be certified under OneFleet by the second quarter of 2017.
Organizational Structure
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and portions of the mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern and portions of the mid-western United States, and the eastern seaboard of the United States. Each field group is organized into several areas and each area contains multiple business units or operating locations. Each of our field groups and all of our areas provide collection, transfer, recycling and landfill services. See Note 14, Segment Reporting, to our consolidated financial statements in Item 8 of this Form 10-K for further discussion of our operating segments.
People and Talent Agenda
The goal of our people and talent agenda pillar is to create an environment to attract and retain the best talent. Our people continue to be the most critical component in successfully executing our strategy. We strive to make Republic a desirable place to work for our approximately 33,000 full-time employees by creating learning experiences, programs, compensation and benefits that attract, develop, train, engage, motivate, reward and retain the best workforce. With a focus on safety, learning and talent development, and diversity and inclusion, we aspire to be a company where the best people want to work and are engaged every day.
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. Due to the nature of our industry, we prioritize safety above all else and we recognize and reward employees for outstanding safety records. Over the past nine years, our safety performance (based on OSHA recordable rates) has been 41% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees touch, there are constant reminders for employees to go home in the same condition that they came to work. Our goal is to ensure every one of our employees returns home safely each night.
We are proud of our two safety incentive programs: Dedicated to Safety and Dedicated to Excellence. For Dedicated to Safety, employees must meet all safety requirements for the year, including no preventable accidents and no safety warnings. For

Dedicated to Excellence, employees must earn the Dedicated to Safety Award and meet additional criteria for customer service, attendance and other performance metrics. Further, our safety training program, Focus 6, provides employees with tips and techniques to prevent the six most common types of serious accidents: backing, intersections, push-pull-lift, rear collisions, rollover, and pedestrian.
We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, the National Waste & Recycling Association’s Driver of the Year. Republic drivers have won 75% of the Driver of the Year awards issued for the large truck category since 2009.
Learning and Talent Development
We are committed to developing our employees throughout their careers. Targeted onboarding experiences, including our Driver Training Center, Supervisor Onboarding and Sales Acceleration programs, focus on providing the fundamental skills each employee needs to succeed in his or her role. Our Leadership Trainee Program, an 18-month rotational experience for recent college graduates, is another example of our commitment to providing opportunities for growth.
Developing our leaders is also a critical part of our people and talent agenda. From Leadership Fundamentals, a program for new front line supervisors, to our Leadership Trainee and General Manager Acceleration program for early career leaders, we have developed programs and experiences to help ensure that as our leaders progress, they are accumulating the skills necessary to be successful at each level. Over the last two years, more than 2,000 leaders have completed our Leadership Fundamentals program, creating a common language and toolkit for how we coach and develop employees.
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
We believe there is no better way to protect our planet than to recruit and hire the heroes who have protected our country. We actively recruit and hire veterans - those transitioning from military life as well as those long discharged from active duty. We value the skills, experience and operational excellence they bring to our organization, as well as their commitment to a better tomorrow. Historically, we have had great success hiring veterans. In 2016, for example, 22% of general managers, 25% of operations managers, and 27% of maintenance managers that we hired self-identified as having served in the U.S. Army, Navy, Marines, Air Force or Coast Guard.
Customer Zeal
The goal of our customer zeal pillar is to drive customer loyalty by offering differentiated products and services specifically designed to meet our customers’ needs. We believe this increases customer loyalty and willingness to pay for a higher value service.
To help our sales team with their ability to identify specific customer needs and configure the right offering, we use a Priority Based Selling (PBS) technique and our Capture pricing tool nationwide.

•	PBS enables us to identify and segment customers’ buying priorities, and attract customers that are willing to pay for enhanced offerings.

•
Capture is a cloud-based pricing tool that creates a more professional sales experience, helps realize better pricing levels at the point of sale and provides enhanced controls over the price quoting process.

In response to our customers’ requests, we expanded our suite of products to include Electronics Recycling with BlueGuardTM, Universal Recycling and All-in-One Office.  For those services that we don’t provide, we fulfill demand through our alliance partnerships while maintaining the customer facing relationship.
To help ensure a consistent customer experience, we invested in our customer service capabilities and have made continued progress on the consolidation of our over 100 customer service locations into three Customer Resource Centers. The new state-of-the-art facilities and the technology deployed provide our customer service employees with the tools and capabilities they need to provide better levels of service across a myriad of touch points, including voice, email, text, social media channels and live chat. The state-of-the-art centers enhance the customer experience and will lower the Company’s cost structure once the transition is complete by the end of 2017.
To help ensure our efforts are making an impact and building customer loyalty, we also have enhanced the way we receive feedback from our customers, including net promoter score, so that every General Manager receives recent, relevant feedback that allows him or her the ability to reach out to customers directly and address issues immediately.

Digital Platform
The goal of our digital platform pillar is to allow us to provide a consistent experience across our business while enabling our customers to do business with us through more channels and with better access to information.
We are responding to our customers' requests for options to do business with us digitally. By increasing the ease of use and functionality of our web-based market presence, we believe we enhance customer satisfaction, interaction, and connectivity while lowering our costs. These tools reinforce to our customers that they can rely on us to handle their recycling and waste service needs in a way that is easy and convenient for them.

•
Our MyResource customer portal and mobile app are online account management tools, allowing customers access to their accounts and our services. Approximately 1.8 million customers are now enrolled in MyResource, significantly enhancing our interaction and connectivity with those customers.

•	Our ecommerce sales channel allows customers to secure services on a real-time basis, provides capabilities to meet our customer's evolving buying preferences, and provides a lower cost sales channel.
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
To maximize our efforts, we have chosen to focus our sustainability platform around the following five areas:

•
Operations. We are working to minimize the effect of our operations around our fleet, our landfills and our buildings. Whenever we reduce waste and inefficiency, we become more sustainable and we reduce our costs.

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
Each of these areas has a significant effect on the environment and society and contributes to preserving our Blue Planet, while forming the foundation of our business going forward. We have developed programs that will enable us to reduce our emissions by 2.5 million tons of carbon dioxide equivalent by 2018, including developing at least two landfill gas-to-energy projects each year, adding at least 150,000 tons per year of recycling capacity, and reducing the greenhouse gas emissions from our fleet by 3% by 2018. We added a safety goal in 2016 to reduce our OHSA recordable rates by 7% per year.
We have been steadily building on our sustainability progress and performance. We were announced as a CDP Climate A List company. Less than 10% of companies worldwide who participate are named to the Climate A List. In addition, we were inducted into both the North American and World Dow Jones Sustainability Indices (DJSI). We believe the DJSI is the gold standard for corporate sustainability. Republic is the only recycling and solid waste collection provider in the Commercial Services and Supplies sector that is included in the 2016 DJSI World Index. These achievements demonstrate our ability to connect financial performance with environmental and social performance. The rankings also highlight Republic's leadership in corporate governance, environmental, social and financial aspects of sustainability. Finally, we released our second Sustainability Report that follows the GRI G4 protocol which is available on our website at www.republicservices.com.
Republic is one of the few Fortune 500 companies whose board has a Sustainability and Corporate Responsibility Committee. This committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risk, including cyber security, environmental and reputational risks.
Cash Utilization Strategy
We believe our ability to consistently increase free cash flow drives shareholder value and provides confirmation regarding the recurring cash provided by our operations. Free cash flow also demonstrates our ability to execute our cash utilization strategy, which includes investments in acquisitions and returning a majority of free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa3 by Moody’s Investors Service, Inc. as of December 31, 2016. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2016, our board of directors approved an increase in the quarterly dividend to $0.32 per share, which represents an increase of approximately 7% over the prior year. Over the last five years, our dividend has increased at a compounded annual growth rate of 7.8%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2015, our board of directors added $900 million to the existing share repurchase authorization. As of December 31, 2016, there was $451.7 million remaining under our share repurchase authorization. At least annually, our board of directors reviews the intrinsic value of our stock. During 2017, we expect to use all our remaining authorization to repurchase shares of our common stock.
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
Catharine D. Ellingsen was named Executive Vice President, Chief Legal Officer, Chief Ethics and Compliance Officer, and Corporate Secretary in June 2016. Ms. Ellingsen joined Allied as Corporate Counsel in August 2001 and has experience in a variety of roles of increasing responsibility. She was named Managing Corporate Counsel in January 2003, Director, Legal and Associate General Counsel in January 2005, and Vice President and Deputy General Counsel in June 2007. Ms. Ellingsen continued as Vice President and Deputy General Counsel at Republic following the Allied acquisition in December 2008. She was then named Senior Vice President, Human Resources in August 2011 and served in that position until June 2016. Before joining Allied, Ms. Ellingsen was an attorney at Steptoe & Johnson LLP from 1996 to 2001 and at Bryan Cave LLP from 1993 to 1996.
Jeffrey A. Hughes was named Executive Vice President, Chief Administrative Officer in December 2008. Before that, Mr. Hughes served as Senior Vice President, Eastern Region Operations for Allied from 2004 until the Allied acquisition in December 2008. Mr. Hughes served as Assistant Vice President of Operations Support for Allied from 1999 to 2004 and as a District Manager for Allied from 1988 to 1999. Mr. Hughes has over 29 years of experience in the solid waste industry.

Charles F. Serianni was appointed Executive Vice President, Chief Financial Officer in August 2014. Mr. Serianni has over 30 years of experience in a variety of roles of increasing responsibility. He was named Vice President, Region Controller for the Company's former West Region in July 2013. Before that, Mr. Serianni served as our Assistant Controller starting in June 1998 and progressed to Senior Vice President, Chief Accounting Officer in December 2008. He served as the Accounting Operations Director for Republic Industries, Inc. (AutoNation) from February 1997 to June 1998. Before that, Mr. Serianni served as the Accounting Operations Director for Sunglass Hut International, Inc. from May 1993 to February 1997, and as Manager, Accounting and Auditing Services for Deloitte & Touche from September 1984 to May 1993.
Our local and area management teams have extensive industry experience in growing, operating and managing solid waste companies and have substantial experience in their local geographic markets. This allows us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. We believe our strong area management teams allow us to effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our area management teams and area presidents have extensive authority and responsibility over operations within their respective geographic markets. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various business units throughout our operations to continue improving our operations and our operating margins.
Integrated Operations
We believe Republic is a company with a strong, national operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through processing or disposal. During the year ended December 31, 2016, approximately 68% of the total waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority, it is profitable to do so, and we can earn an appropriate return on our investment.
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services.
Collection Services
We provide residential, small-container commercial, and large-container industrial solid waste collection services through 333 collection operations. In 2016, approximately 76% of our total revenue was derived from our collection business, of which approximately 24% of our total revenue relates to residential services, approximately 31% relates to small-container commercial services, and approximately 21% relates to large-container industrial services.
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
Transfer Services
We own or operate 204 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2016. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfills with an additional "gate" to extend their geographic reach.
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
Landfill Services
We own or operate 192 active landfills. Our tipping fees charged to third parties accounted for approximately 12% of our revenue during 2016. As of December 31, 2016, we had approximately 37,400 permitted acres and total available permitted and probable expansion disposal capacity of approximately 5 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides our economy with benefits, including reducing air pollution through the capture and use of methane. As of December 31, 2016, we operated 71 landfill gas and renewable energy projects.
We also have responsibility for 124 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services
We own or operate 64 recycling centers. These facilities generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 5% of our revenue during 2016. Approximately 74% of our recycling center volume relates to OCC, ONP and other mixed paper. Of the 5.0 million tons we sold during 2016, 2.5 million moved through our recycling centers and 2.5 million we collected and delivered to third parties.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.
In certain instances we issue recycling rebates to purchase materials from municipalities or large industrial customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities.
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

Energy Services
In addition to certain of our landfill disposal sites, we own or operate 7 treatment, recovery and disposal facilities and 10 salt water disposal wells. Energy services waste is generated from the by-products of oil and natural gas exploration and production activity, including waste created throughout the initial drilling and completion of an oil or natural gas well, production wastes and water produced during a well's operating life, contaminated soils that require treatment during site reclamation, and substances that require clean-up after a spill. Revenue is therefore primarily generated through waste managed from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services including closed loop collection systems and the sale of recovered products. In 2016, approximately 1% of our revenue was derived from energy services. Energy services activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.
Other Services
Other revenue consists primarily of National Accounts revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
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
We compete for collection accounts primarily on the basis of price and the quality of our services. From time-to-time, our competitors reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. Our ability to maintain and increase prices in certain markets may be impacted by our competitors’ pricing policies. This may have an effect on our future revenue and profitability.
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
Regulation
Our facilities and operations are subject to a variety of federal, state and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, certain solid waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. Environmental Protection Agency (EPA) and various other federal, state and local authorities administer these regulations.
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
Federal Regulation
The following summarizes the primary federal, environmental, and occupational health and safety-related statutes that affect our facilities and operations:

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
All of our planned landfill expansions and new landfill development projects have been engineered to meet or exceed Subtitle D requirements, as applicable. Operating and design criteria for existing operations have been modified to comply with these regulations. Compliance with Subtitle D regulations has resulted in increased costs and may in the future require substantial additional expenditures in addition to other costs normally associated with our waste management activities.

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

CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous substances, it is likely that hazardous substances have been deposited or “released” at landfills or other facilities that we presently or historically have owned or operated, or at properties owned by third parties to which we have transported waste. Therefore, we could be liable under CERCLA for the cost of cleaning up, or protecting against the release of, such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing of hazardous substances at appropriately-licensed facilities. Given the difficulty of obtaining insurance for environmental impairment liability, any such liability could have a material effect on our business, financial condition, results of operations and cash flows.

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

•
The Clean Air Act.  The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems along with landfill gas control systems unless emissions are below established thresholds. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. On July 14, 2016, the EPA issued final amendments to its regulations that require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate rule finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions were part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – “Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate,” in this Form 10-K.

In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past three years, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) conventional automobiles and light-duty trucks; and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For conventional automobiles and light-duty trucks, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for conventional automobiles and light-duty trucks in model years 2017 through 2025. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. On August 16, 2016, the EPA and the NHTSA jointly issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In issuing the proposed fuel economy standards for heavy-duty trucks (including tractor trailers), the government estimated that the increased equipment cost would be recouped over a period of two years for a tractor/trailer combo, and over a period of 6 years for a garbage truck, and each vehicle would continue to save fuel costs over its operating life.

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
Other Regulations
Many of our facilities own and operate underground storage tanks that are generally used to store petroleum-based products. These tanks can be subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal. In the event of leaks or releases from these tanks, these regulations require that polluted groundwater and soils be remediated. If underground storage tanks we own or operate leak, we could be liable for response costs and, if the leakage migrates onto the property of others, we could be liable for damages to third parties. We are unaware of facts indicating that issues of compliance with regulations related to underground storage tanks will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
Liabilities Established for Landfill and Environmental Costs
We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our amortization rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate; however, environmental laws may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us. Refer to the "Contractual Obligations" section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Form 10-K and to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Form 10-K for further information.
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
This Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “believe” and similar expressions are intended to identify forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon our management's current beliefs and expectations and are subject to risk and uncertainties, including the risks set forth below in these Risk Factors, which could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Accordingly, you should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.
General economic conditions can directly and adversely affect our operating results.
Our business is directly affected by changes in national and general economic factors and overall economic activity that are outside of our control, including consumer confidence and interest rates. A weak economy generally results in decreases in volumes of waste generated, which adversely affects our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust quickly to match declining waste volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, the decline in waste volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Operating in an environment of worsening economic conditions could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Further, recovery in the solid waste industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.

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
Price increases may not be adequate to offset the effect of increased costs and may cause us to lose volume.
We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an adequate return on our substantial investments in assets such as our landfills. From time to time, our competitors reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions also may limit our ability to raise prices. For example, many of our contracts have price adjustment provisions that are tied to an index such as the consumer price index. Particularly in a weak U.S. economy, our costs may increase in excess of the increase, if any, in the consumer price index. This may continue to be the case even when the U.S. economy recovers because a recovery in the solid waste industry historically has lagged behind a recovery in the general economy. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. Price increases also might cause us to lose volume to lower-cost competitors.
Increases in the cost of fuel or petrochemicals would increase our operating expenses, and we cannot assure you that we would be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel recovery fees. Our fuel costs were $317.0 million in 2016, or 3.4% of revenue, compared to $362.4 million in 2015, or 4.0% of revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2016, approximately 20% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $25 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $25 million. Accordingly, a substantial rise or drop in fuel costs could result in a material effect to our revenue and cost of operations.
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must contain renewable fuels (as designated by regulation). The total volume metrics for each year vary based upon a number of factors (e.g., the availability of such fuels), and it is difficult to predict the ultimate quantity that the EPA will eventually mandate for 2017 and beyond. These regulations are one of many factors that may affect the cost of the fuel we use.
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
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect our consolidated financial condition, results of operations and cash flows. Approximately 74% of our recycling center volume relates to OCC, ONP and other mixed paper.
Historically, to manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2016, we entered into multiple agreements related to forecasted OCC sales. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material effect to our revenue and cost of operations.
Adverse weather conditions, including those brought about by climate change, may limit our operations and increase the costs of collection and disposal.
Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, or by increased severity of weather and climate extremes resulting from climate change, some of which we may already be experiencing. Recent studies suggest that global warming is occurring faster than previously projected, with the EPA projecting a 3° to 12° Fahrenheit temperature increase in the United States by the end of the century. In addition to sea level rise, this temperature increase is expected to result in more severe droughts, floods, and other extreme weather events. Any of these factors could increase the volume of waste collected under our existing contracts (without corresponding compensation), interfere with collection, transfer station and landfill operations, delay the development of landfill capacity or reduce the volume of waste generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.
The solid waste industry is a capital-intensive industry and our capital expenditures may exceed current expectations, which could require us to obtain additional funding for our operations or impair our ability to grow our business.
Our ability to remain competitive and to grow our business largely depends on our cash flow from operations and access to capital. If our capital efficiency programs cannot offset the effect of inflation and business growth, it may be necessary to increase the amount we spend. Additionally, if we make acquisitions or further expand our operations, the amount we spend on capital, capping, closure, post-closure, environmental remediation and other items will increase. Our cash needs also will increase if the expenditures for capping, closure, post-closure and remediation activities increase above our current estimates, which may occur over a long period due to changes in federal, state or local government requirements and other factors beyond our control. Increases in expenditures would negatively impact our cash flows.
We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.
We cannot assure you that we will be able to obtain or maintain the permits required to operate because permits to operate new landfills and transfer stations, or to expand the permitted capacity of existing landfills, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners, governmental agencies and others may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has at times increased our costs and extended the time associated with establishing new landfills and transfer stations and expanding existing landfills. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills or transfer stations or expanding existing landfills. Our failure to obtain the required permits to operate our landfills and transfer stations could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.
If we do not appropriately estimate landfill capping, closure, post-closure and remediation costs, our financial condition and results of operations may be adversely affected.
A landfill must be closed and capped, and post-closure maintenance commenced, once the landfill's permitted capacity is reached and additional capacity is not authorized. Further, we undertake remediation activities at some of our solid waste facilities. We have significant financial obligations relating to capping, closure, post-closure and remediation costs at our existing owned or operated landfills, and will have material financial obligations with respect to any future owned or operated landfills. We establish accruals for the estimated costs associated with capping, closure, post-closure and remediation obligations. We could underestimate such costs, and our financial obligations for capping, closure, post-closure or remediation costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Additionally, if a landfill must be closed earlier than expected or its remaining airspace is reduced for any other reason, the accruals for capping, closure, post-closure and remediation could be required to be accelerated. If our capping, closure, post-closure or remediation costs exceed the amounts accrued, or if such accruals are required to be accelerated, this could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
Alternatives to landfill disposal could reduce our disposal volumes and cause our revenues and operating results to decline.
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the U.S. are setting zero-waste goals in which they strive to send no waste to landfills. Although such actions help to protect our environment, they have reduced, and will in the future reduce, the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to possible decreases in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative effect on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could have a negative effect on our consolidated financial condition, results of operations and cash flows.
The possibility of landfill and transfer station site development projects, or expansion projects not being completed or certain other events could result in material charges to income.
In accordance with U.S. GAAP, we capitalize certain expenditures relating to development, expansion and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development, expansion or other project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures relating to such facility or project that we are unable to recover through sale, transfer or otherwise. We also carry a significant amount of goodwill on our consolidated balance sheets, which we must assess for impairment annually, and more frequently in the case of certain triggering events. We may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse effect on our results of operations.
The business and assets we operate expose us to safety, operational and other risks, including the risk of personal injury to our employees or third parties.
The provision of waste collection, transfer, disposal, recycling and energy services, including the operation of landfills, CNG fueling stations, a substantial fleet of trucks and other waste-related assets, involves risks.  These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. While we carry insurance to cover many contingencies, and seek to minimize our exposure to these risks through maintenance, training and compliance programs, any substantial losses could have a material adverse effect on our business, results of operations and financial condition.

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
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA is moving ahead administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the U.S. Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are “pollutants” for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has since finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. The EPA and the NHTSA have finalized such regulations applicable to heavy-duty vehicles through model-year 2018 and to light-duty vehicles through model-year 2025. On August 16, 2016, the EPA and the NHTSA issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. Federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
With regard to greenhouse gas emissions from our landfills, on July 14, 2016, the EPA issued amendments to its regulations that require large landfills that commenced construction, reconstruction or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate action finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions are part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. These regulations may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. The application of these or other greenhouse gas regulations to our landfills could have a material adverse effect on our landfill operations and on our consolidated financial condition, results of operations and cash flows.
We may have environmental liabilities that are not covered by our insurance. Changes in insurance markets also may impact our financial results.
We may incur environmental liabilities arising from our operations or properties. We maintain high deductibles for our environmental liability insurance coverage. If we were to incur substantial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. This could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
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
We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a “hazardous substance.” CERCLA liability also extends to parties who were site owners and operators at the time hazardous substances were disposed, and on persons who arrange for the disposal of such substances at the facility (e.g., generators of the waste and transporters who selected the disposal site). Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability.
Notwithstanding our efforts to comply with applicable environmental laws, we may have additional liability under environmental laws in excess of our current reserves because, among other things, hazardous substances may be present in waste collected by us or disposed of in our landfills (or in waste collected, transported or disposed of in the past by companies we have acquired), environmental laws may change, or there may be adverse environmental conditions that develop or were otherwise previously unknown to us. For example, during 2012 through 2014, we recorded an aggregate of approximately $400 million in charges relating to environmental remediation at our closed landfill in Bridgeton, Missouri. Actual costs for liabilities at Bridgeton or other sites could be significantly greater than amounts we have accrued for these purposes. Environmental liabilities in excess of our current reserves could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2016, we had approximately $7.7 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
For example, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. As a result, we may be required to pay fines or judgments or implement corrective measures, or we may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. We establish accruals for our estimates of the costs associated with lawsuits, regulatory, governmental and other legal proceedings. We could underestimate such accruals. Such shortfalls could result in significant unanticipated charges to income.
We may be unable to manage our growth effectively.
Our growth strategy places significant demands on our financial, operational and management resources. To continue our growth, we may need to add administrative, managerial and other personnel, and may need to make additional investments in operations and systems. We cannot assure you that we will be able to find and train qualified personnel, or do so on a timely basis, or to expand or otherwise modify our operations and systems to the extent, and in the time, required.
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
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on management's estimates. Actual results may differ from these amounts. Significant items requiring management to make subjective or complex judgments that are inherently uncertain include the recoverability of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, insurance and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. We cannot assure you that the liabilities recorded for items such as these will be adequate to cover the costs we ultimately will face.
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
As of December 31, 2016, approximately 27% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.

Our obligation to fund multiemployer pension plans to which we contribute, or our withdrawal from such plans, may have an adverse effect on us.
We contribute to 26 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 20% of our total current employees participate in such multiemployer plans. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot presently determine the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have a material adverse effect on our results of operations or cash flows for a given period.
Further, under current law, upon the termination of a multiemployer pension plan, or in the event of a withdrawal by us (which we consider from time to time) or a mass withdrawal of contributing employers (each, a Withdrawal Event), we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities. We cannot assure you that there will not be a Withdrawal Event with respect to any of the multiemployer pension plans to which we contribute or that, in the event of such a Withdrawal Event, the amounts we would be required to contribute would not have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
For additional discussion and detail regarding multiemployer pension plans see, Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.
The costs of providing for pension benefits and related funding requirements are subject to changes in pension fund values and fluctuating actuarial assumptions, and may have a material adverse effect on our results of operations and cash flows.
We sponsor a defined benefit pension plan that is funded with trustee assets invested in a diversified portfolio of debt and equity securities. Our costs for providing such benefits and related funding requirements are subject to changes in the market value of plan assets. Our pension expenses and related funding requirements are also subject to various actuarial calculations and assumptions, which may differ materially from actual results due to changing market and economic conditions, interest rates and other factors. A significant increase in our pension obligations and funding requirements could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
The loss of key personnel could have a material adverse effect on our consolidated financial condition, results of operations, cash flows and growth prospects.
Our future success depends on the continued contributions of several key employees and officers. The loss of the services of key employees and officers, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our consolidated financial condition, results of operations, cash flows and growth prospects.
Our strategy includes an increasing dependence on technology in our operations; if any of our key technology fails, our business could be adversely affected.
Our operations are increasingly dependent on technology. Our information technology systems are critical to our ability to drive profitable growth through differentiation, continue the implementation of standardized processes and deliver a consistent customer experience. One of the five pillars of our strategy is to grow through enabling our customers to do business with us through more channels and with better access to information and, accordingly, we have made substantial investment in our e-commerce platform. Problems with the operation of the information or communication technology systems we use could adversely affect, or temporarily disable, all or a portion of our operations. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected revenue or cost savings. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.
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
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2016, we owned or operated 333 collection operations, 204 transfer stations, 192 active landfills, 64 recycling centers, 7 treatment, recovery and disposal facilities, and 10 salt water disposal wells in 39 states and Puerto Rico. In the aggregate, our active solid waste landfills total approximately 107,500 acres, including approximately 37,400 permitted acres. We also have post-closure responsibility for 124 closed landfills. We believe that our property and equipment are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
General Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $48 million relating to our outstanding legal proceedings as of December 31, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $45 million higher than the amount recorded as of December 31, 2016.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution.  On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill.  The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages.  The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $37 million, and other relief.  On May 13, 2013, the court entered a stipulated preliminary injunction under which Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR.  On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.  On October 1, 2015, we removed the case to the United States District Court for the Eastern District of Missouri.  The Missouri Attorney General’s motion to remand the case to the Circuit Court of St. Louis County was granted on April 26, 2016. The case is presently set for trial beginning October 31, 2017. On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes.
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013.  The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD.  Since the end of the period covered by the 2013 settlement agreement, which was September 6, 2013, and through February 10, 2017, Sunshine Canyon has received an additional 122 NOVs from SCAQMD for odors.  We have received a $2.2 million civil penalty demand from the SCAQMD, and the SCAQMD's Executive Officer filed a Petition before the Hearing Board of the SCAQMD for an abatement order. We have entered into a Stipulated Abatement Order with the Hearing Board providing for certain abatement measures to be implemented at the landfill. We expect to contest the penalty amount.
Hunt County Matter
On July 15, 2015, Hunt County, Texas (the County) and the State of Texas Commission on Environmental Quality filed suit against Republic Services, Inc. and our subsidiaries, Republic Waste Services of Texas, Ltd. and Republic Waste Services of Texas GP, Inc., alleging violations of the Texas Water Code and Texas Health and Safety Code due to allegedly improper and unpermitted storage and disposal of waste on our surplus property adjacent to the Maloy Landfill.  The parties have reached an agreement to resolve the dispute, which includes $400,000 in civil penalties. The agreement has been approved by the County and is pending final approval by the Texas Attorney General's Office.
Arbor Hills Landfill Matter
BFI Waste Systems of North America, LLC (BFIWS) formerly owned a landfill gas collection and control system (GCCS) at the Arbor Hills Landfill in Salem Township, Michigan. The Michigan Department of Environmental Quality issued NOVs to BFIWS on February 2, March 15, April 29, and December 14, 2016 and the EPA issued a Finding of Violation (FOV) to BFIWS on September 29, 2016. The NOVs and FOV, which were issued prior to the transfer of ownership of the GCCS, relate to alleged off site odors and operation conditions at the landfill. BFIWS has not yet received a civil penalty demand from either agency.
Pine Avenue Landfill Matter
On December 20, 2016, the EPA issued an FOV to Allied Waste Niagara Falls Landfill, LLC (Allied-Niagara).  The FOV alleges violations of the Clean Air Act and associated regulations relating to operation of Allied-Niagara’s Pine Avenue Landfill in Niagara Falls, New York.  Allied-Niagara has not yet received a civil penalty demand from the agency.

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
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the New York Stock Exchange and the cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2016:
First quarter	$48.76	$41.82	$0.30
Second quarter	51.31	45.56	0.30
Third quarter	52.92	49.42	0.32
Fourth quarter	58.00	49.18	0.32
Year Ended December 31, 2015:
First quarter	$42.05	$38.95	$0.28
Second quarter	41.46	38.99	0.28
Third quarter	43.71	39.17	0.30
Fourth quarter	45.35	40.67	0.30
There were 639 holders of record of our common stock at February 6, 2017, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2017, our board of directors declared a regular quarterly dividend of $0.32 per share for shareholders of record on April 3, 2017. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2016, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2016:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 1 - 31	1,330,907	$50.08	1,330,907	$482,274,256
November 1 - 30	452,326	52.39	452,326	458,574,918
December 1 - 31	122,326	56.02	122,326	451,722,360
	1,905,559		1,905,559

(a)
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization that now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2016, there were no repurchased shares pending settlement.

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

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2016.
Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2011 to December 31, 2016 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2011 and that all dividends were reinvested.

	Indexed Returns for the Years Ended December 31,
	2011	2012	2013	2014	2015	2016
Republic Services, Inc.	$100.00	$110.01	$128.30	$160.05	$181.21	$240.73
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
DJ W&DS Index	100.00	108.50	135.56	154.20	160.66	194.63

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for each of the three years ended December 31, 2016, 2015 and 2014 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue	$9,387.7	$9,115.0	$8,803.3	$8,417.2	$8,118.3
Expenses:
Cost of operations	5,764.0	5,518.6	5,643.1	5,234.7	5,005.7
Depreciation, amortization and depletion	991.1	970.6	906.9	877.4	848.5
Accretion	79.1	79.4	78.0	76.6	78.4
Selling, general and administrative	969.8	983.1	918.9	853.8	820.9
Withdrawal costs - multiemployer pension funds	5.6	4.5	1.5	157.7	—
(Gain) loss on disposition of assets and impairments, net	(0.1)	—	20.0	(1.9)	(2.7)
Restructuring charges	40.7	—	1.8	8.6	11.1
Operating income	1,537.5	1,558.8	1,233.1	1,210.3	1,356.4
Interest expense	(371.3)	(364.9)	(348.7)	(360.0)	(388.5)
Loss on extinguishment of debt	(196.2)	—	(1.4)	(2.1)	(112.6)
Interest income	0.9	0.8	0.6	0.7	1.0
Loss from unconsolidated equity method investment	(6.1)	—	—	—	—
Other income, net	1.1	1.2	1.7	2.3	3.4
Income before income taxes	965.9	1,195.9	885.3	851.2	859.7
Provision for income taxes	352.7	445.5	337.4	262.1	251.8
Net income	613.2	750.4	547.9	589.1	607.9
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.6)	(0.5)	(0.3)	(0.2)	(0.3)
Net income attributable to Republic Services, Inc.	$612.6	$749.9	$547.6	$588.9	$607.6
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.79	$2.14	$1.54	$1.63	$1.56
Weighted average common shares outstanding	343.0	350.0	356.7	362.1	366.9
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.78	$2.13	$1.53	$1.62	$1.55
Weighted average common and common equivalent shares outstanding	344.4	351.4	358.1	363.4	368.0
Cash dividends per common share	$1.24	$1.16	$1.08	$0.99	$0.91
Other Operating Data:
Cash provided by operating activities	$1,847.8	$1,679.7	$1,529.8	$1,513.8	$1,766.7
Purchases of property and equipment	927.8	945.6	862.5	903.5	936.5
Proceeds from sales of property and equipment	9.8	21.2	35.7	28.7	34.6
Balance Sheet Data:
Cash and cash equivalents	$67.8	$32.4	$75.2	$213.3	$67.6
Restricted cash and marketable securities	90.5	100.3	115.6	169.7	164.2
Total assets	20,629.6	20,535.9	20,052.4	19,949.2	19,616.9
Total debt	7,658.9	7,532.9	7,018.1	7,070.5	6,921.8
Total stockholders' equity	7,693.7	7,776.6	7,747.8	7,906.1	7,705.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of December 31, 2016, we operated in 39 states and Puerto Rico through 333 collection operations, 204 transfer stations, 192 active landfills, 64 recycling centers, 7 treatment, recovery and disposal facilities, and 10 salt water disposal wells. We also operated 71 landfill gas and renewable energy projects and had post-closure responsibility for 124 closed landfills.
Revenue for the year ended December 31, 2016 increased by 3.0% to $9,387.7 million compared to $9,115.0 million in 2015. This change in revenue is due to increases in average yield of 2.1%, volume of 1.0%, acquisitions, net of divestitures of 0.6%, and recycled commodities of 0.5%, partially offset by decreases in fuel recovery fees of 0.8% and energy services of 0.4%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	2016		2015		2014
Revenue	$9,387.7	100.0%	$9,115.0	100.0%	$8,803.3	100.0%
Expenses:
Cost of operations	5,764.0	61.4	5,518.6	60.5	5,643.1	64.1
Depreciation, amortization and depletion of property and equipment	919.8	9.8	898.7	9.9	838.5	9.5
Amortization of other intangible assets and other assets	71.3	0.8	71.9	0.8	68.4	0.8
Accretion	79.1	0.8	79.4	0.9	78.0	0.9
Selling, general and administrative	969.8	10.3	983.1	10.8	918.9	10.4
Withdrawal costs - multiemployer pension funds	5.6	0.1	4.5	—	1.5	—
(Gain) loss on disposition of assets and impairments, net	(0.1)	—	—	—	20.0	0.3
Restructuring charges	40.7	0.4	—	—	1.8	—
Operating income	$1,537.5	16.4%	$1,558.8	17.1%	$1,233.1	14.0%
Our pre-tax income was $965.9 million, $1,195.9 million and $885.3 million for 2016, 2015 and 2014, respectively. Our net income attributable to Republic Services, Inc. was $612.6 million, or $1.78 per diluted share for 2016, compared to $749.9 million, or $2.13 per diluted share, for 2015, and $547.6 million, or $1.53 per diluted share, for 2014.
During each of 2016, 2015 and 2014, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$965.9	$612.6	$1.78	$1,195.9	$749.9	$2.13	$885.3	$547.6	$1.53
Withdrawal costs - multiemployer pension funds(1)	5.6	3.4	0.01	4.5	2.7	0.01	1.5	0.9	—
Restructuring charges(1)	40.7	24.6	0.07	—	—	—	1.8	1.0	—
Loss on extinguishment of debt(1)	203.4	122.7	0.36	—	—	—	1.4	0.9	—
(Gain) loss on disposition of assets and impairments, net	(0.1)	—	—	—	—	—	20.0	12.6	0.04
Bridgeton (insurance recovery) / remediation charge and other	—	—	—	(50.0)	(30.3)	(0.08)	227.1	137.6	0.38
Total adjustments	249.6	150.7	0.44	(45.5)	(27.6)	(0.07)	251.8	153.0	0.43
As adjusted	$1,215.5	$763.3	$2.22	$1,150.4	$722.3	$2.06	$1,137.1	$700.6	$1.96
(1) The aggregate effect of the noted items to adjusted diluted earnings per share totals to $0.01 for the year ended December 31, 2014.
We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP), provides an understanding of operational activities before the financial effect of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs and have recorded similar recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. In the case of the Bridgeton remediation charges and insurance recovery, we are adjusting such amounts due to their significant effect on our operating results; however, in the ordinary course of our business, we often incur remediation charges and recoveries that we do not adjust from our operating results. Our definition of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Withdrawal costs - Multiemployer Pension Funds. During 2016 and 2015, we recorded charges to earnings of $5.6 million and $4.5 million, respectively, for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. During 2014, we recorded charges to earnings of $1.5 million, primarily related to costs associated with our 2013 withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (the Fund).
Restructuring charges. In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives. We expect our consolidation efforts to continue through 2017.
During 2016, we incurred $40.7 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $32.5 million related to these restructuring efforts. We expect to incur additional charges of approximately $15 million over the next year related to our field realignment, the consolidation of our customer service locations, and the redesign of our back-office functions. Substantially all of these restructuring charges will be recorded in our corporate segment.
During 2014, we incurred costs of $1.8 million due to a change in estimate of amounts recoverable from sublet income associated with abandoned office space with non-cancellable lease terms.
Loss on extinguishment of debt. During 2016, we priced cash tender offers to purchase $575.4 million of outstanding notes and debentures with coupons ranging from 5.7% to 7.4% (the Existing Notes). Additionally, we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes) and used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase the $575.4 million of the combined aggregate principal amount of the Existing Notes. We also used the net proceeds to pay a premium due of $148.1 million and early tender consideration of $28.7 million. The tender of the Existing Notes and sale of the 2.90% Notes closed on July 5, 2016. In 2014, we refinanced our credit facilities and certain of our tax-exempt financings, resulting in non-cash charges for deferred issuance costs of $1.4 million. For a more detailed discussion of the components of these costs and the debt series to which they relate, see our “Loss on Extinguishment of Debt” discussion contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Gain) loss on disposition of assets and impairments, net. During 2016, we recorded a charge to earnings of $4.6 million primarily related to environmental costs associated with one of our divested landfills. During 2016, we also recorded a net gain on disposition of assets and impairments related to a business divestiture of $4.7 million. During 2014, we recorded a charge to earnings of $20.0 million primarily related to environmental costs associated with one of our divested landfills, of which $14.1 million is related to closure and post-closure costs and $5.9 million is related to remediation expenditures.
Bridgeton (insurance recovery) / remediation charge and other. During 2015, we collected an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations. During 2014, we updated our cost and timeline estimates to build and operate a leachate management facility and related infrastructure, manage the remediation area and monitor the site. Accordingly, we recorded environmental remediation charges of $210.6 million. Additionally, we recorded certain remediation charges for the adjacent superfund site and ongoing litigation costs.
Recent Developments
2017 Financial Guidance
In 2017, we will continue to focus on managing the controllable aspects of our business by enhancing the quality of our revenue, investing in profitable growth opportunities and reducing costs. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improve return on invested capital. We are committed to an efficient capital structure, maintaining our investment grade credit ratings and increasing cash returns to our shareholders.
Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2017. Specific guidance follows:
Revenue
We expect 2017 revenue to increase by approximately 4.5 to 5.0% comprised of the following:

Increase (Decrease)
Average yield	2.0%
Volume	1.0 to 1.25
Energy services	0.25
Fuel recovery fees	0.25
Recycled commodities	0.50 to 0.75
Acquisitions	0.50
Total change	4.5 to 5.0%
Changes in price are restricted on approximately 50% of our annual service revenue. Of these restricted pricing arrangements:

•	approximately 60% of the revenue has price changes based on fluctuations in a specific index (primarily a consumer price index) as defined in the contract;

•	approximately 25% of the revenue has fixed price increases based on stated contract terms; and

•	approximately 15% of the revenue has price changes based on a cost plus a specific profit margin or other measurement.
The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, the initial effect of pricing resets typically lags 6 to 12 months from the end of the index measurement period to the date the revised pricing goes into effect. As a result, current changes in a specific index may not manifest themselves in our reported pricing for several quarters into the future.

Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2017 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2016. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2017	(Actual) Year Ended December 31, 2016
Diluted earnings per share	$ 2.29 - 2.33	$1.78
Withdrawal costs - multiemployer pension funds	—	0.01
Restructuring charges	0.03	0.07
Loss on extinguishment of debt	—	0.36
(Gain) loss on disposition of assets and impairments, net	—	—
Adjusted diluted earnings per share	$ 2.32 - 2.36	$2.22
The 2017 anticipated adjusted diluted earnings per share assumes an effective tax rate of approximately 39.5%.
We believe that the presentation of adjusted diluted earnings per share, which excludes withdrawal costs - multiemployer pension funds, restructuring charges, loss on extinguishment of debt, and (gain) loss on business dispositions and impairments, net, provides an understanding of operational activities before the financial effect of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Property and Equipment, Net
In 2017, we anticipate receiving approximately $975 million of property and equipment, net of proceeds from sales of property and equipment, as follows:

Trucks and equipment	$350
Landfill	330
Containers	160
Facilities and other	150
Property and equipment received during 2017	990
Proceeds from sales of property and equipment	(15)
Property and equipment received, net of proceeds, during 2017	$975
Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and energy services. Our residential and small-container commercial collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container commercial and large-container industrial collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Our revenue from energy services consists mainly of fees we charge for the treatment of liquid and solid waste derived from the production of oil and natural gas. Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	2016		2015		2014
Collection:
Residential	$2,239.7	23.9%	$2,242.3	24.6%	$2,193.6	24.9%
Small-container commercial	2,877.5	30.7	2,799.9	30.7	2,723.3	30.9
Large-container industrial	1,975.8	21.0	1,890.2	20.7	1,784.0	20.3
Other	38.2	0.4	39.8	0.4	37.2	0.4
Total collection	7,131.2	76.0	6,972.2	76.4	6,738.1	76.5
Transfer	1,157.6		1,112.7		1,062.6
Less: intercompany	(694.1)		(682.3)		(654.4)
Transfer, net	463.5	4.9	430.4	4.7	408.2	4.6
Landfill	2,083.6		2,036.4		1,975.8
Less: intercompany	(962.4)		(951.9)		(928.1)
Landfill, net	1,121.2	11.9	1,084.5	11.9	1,047.7	11.9
Energy services	76.4	0.8	95.8	1.1	38.7	0.5
Other:
Sale of recycled commodities	420.4	4.5	372.0	4.1	405.8	4.6
Other non-core	175.0	1.9	160.1	1.8	164.8	1.9
Total other	595.4	6.4	532.1	5.9	570.6	6.5
Total revenue	$9,387.7	100.0%	$9,115.0	100.0%	$8,803.3	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Average yield	2.1%	2.3%	1.4%
Fuel recovery fees	(0.8)	(1.4)	0.1
Total price	1.3	0.9	1.5
Volume	1.0	1.1	2.0
Recycled commodities	0.5	(0.7)	0.1
Energy Services	(0.4)	—	—
Total internal growth	2.4	1.3	3.6
Acquisitions / divestitures, net	0.6	2.2	0.8
Total	3.0%	3.5%	4.4%

Core price	3.3%	3.6%	3.1%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.3%, 2.6%, and 1.5% for 2016, 2015 and 2014, respectively. Core price as a percentage of related-business revenue was 3.7%, 4.0%, and 3.4% for 2016, 2015 and 2014, respectively.
Revenue – 2016 compared to 2015
During 2016, we experienced the following changes in our revenue as compared to 2015:

•	Average yield increased revenue by 2.1% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.8%. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for 2016 resulted primarily from the decrease in fuel prices.

•
Volume increased revenue by 1.0% primarily due to volume growth in our large-container industrial collection, landfill and transfer station lines of business, which were partially offset by volume declines in our residential collection line of business. The volume increase in our landfill line of business is primarily attributable to increased municipal solid waste and construction and demolition volumes offset by declines in our special waste volume.

•
Recycled commodities increased revenue by 0.5% primarily due to increased commodity prices and processing fees. The average price for old corrugated containers for 2016 was $114 per ton compared to $103 per ton for 2015. The average price of old newsprint for 2016 was $99 per ton compared to $80 per ton for 2015. Our processed recycled commodity volume was approximately 2.5 million tons sold for both 2016 and 2015.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•	Acquisitions increased revenue by 0.6% due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.
Revenue – 2015 compared to 2014
During 2015, we experienced the following changes in our revenue as compared to 2014:

•	Average yield increased revenue by 2.3% due to positive pricing in all lines of business.

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

•
Recycled commodities decreased revenue by 0.7% primarily due to lower commodity prices, partially offset by an increase in production volumes. The average price for old corrugated containers for 2015 was $103 per ton compared to $116 per ton for 2014. The average price of old newsprint for 2015 was $80 per ton compared to $89 per ton for 2014. Our processed recycled commodity volume for 2015 of 2.5 million tons sold was approximately 11% higher than the volume in 2014, primarily due to acquisitions of recycling facilities.

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

The following table summarizes the major components of our cost of operations for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	2016		2015		2014
Labor and related benefits	$1,919.4	20.4%	$1,848.9	20.3%	$1,724.1	19.6%
Transfer and disposal costs	759.7	8.1	724.4	7.9	685.3	7.8
Maintenance and repairs	894.9	9.5	853.3	9.3	786.7	8.9
Transportation and subcontract costs	537.1	5.7	510.7	5.6	500.0	5.7
Fuel	317.0	3.4	362.4	4.0	500.0	5.7
Franchise fees and taxes	451.0	4.8	443.6	4.9	427.7	4.9
Landfill operating costs	175.2	1.9	151.5	1.7	145.1	1.6
Risk management	184.7	2.0	167.7	1.8	179.4	2.0
Cost of goods sold	183.2	2.0	168.0	1.8	170.9	1.9
Other	341.8	3.6	338.1	3.7	306.8	3.5
Subtotal	5,764.0	61.4	5,568.6	61.0	5,426.0	61.6
Bridgeton (insurance recovery) / remediation charge	—	—	(50.0)	(0.5)	217.1	2.5
Total cost of operations	$5,764.0	61.4%	$5,518.6	60.5%	$5,643.1	64.1%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Cost of Operations - 2016 compared to 2015
Our cost of operations increased for 2016 compared to 2015, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes and acquisitions. Additionally, there was an increase in health care costs.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During both 2016 and 2015, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

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

•
Our fuel costs decreased due to lower prices of diesel fuel and our continued conversion to lower cost compressed natural gas (CNG). The national average fuel cost per gallon for 2016 was $2.30 compared to $2.71 for 2015, a decrease of $0.41 or approximately 15%.

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

•	Franchise fees and taxes increased primarily due to volume increases in our landfill line of business.

•
Landfill operating expenses increased due to volume increases in our landfill line of business and increased leachate transportation and disposal costs. Additionally, during 2015 we recorded favorable remediation adjustments that did not recur for the same period in 2016.

•
Risk management expenses increased primarily due to favorable actuarial developments in our workers' compensation program recorded during 2015 that were less favorable for 2016, coupled with continued unfavorable actuarial development in our vehicle liability insurance program.

•	During 2016, cost of goods sold increased primarily due to higher rebates paid for volumes delivered to our recycling facilities as a result of the increase in commodity prices.

•
During 2015, we collected an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses which did not recur in 2016.

Cost of Operations – 2015 compared to 2014
Excluding the effect of the Bridgeton insurance recovery, our cost of operations increased for 2015 compared to 2014, primarily as a result of the following:

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

•
During 2015, we collected an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses. During 2014, we updated our cost and timeline estimates to build and operate a leachate management facility and related infrastructure, manage the remediation area and monitor our Bridgeton Landfill. Accordingly, we recorded environmental remediation charges of $210.6 million. Additionally, we recorded certain remediation charges for the adjacent superfund site and ongoing litigation costs.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	2016		2015		2014
Depreciation and amortization of property and equipment	$629.6	6.7%	$613.4	6.8%	$575.5	6.5%
Landfill depletion and amortization	290.2	3.1	285.3	3.1	263.0	3.0
Depreciation, amortization and depletion expense	$919.8	9.8%	$898.7	9.9%	$838.5	9.5%
Depreciation, Amortization and Depletion of Property and Equipment - 2016 compared to 2015
Depreciation and amortization of property and equipment increased primarily due to higher acquisition costs of replacement vehicles, increased trucks to support volume growth, additional assets acquired with our acquisitions, and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles.
Landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion and amortization rate. The increase in expense was partially offset by favorable amortization adjustments recorded during 2016 of $6.5 million relative to asset retirement obligations, compared to favorable amortization adjustments of $0.7 million during 2015.

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
Landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion and amortization rate. Additionally, during 2015, we recorded favorable amortization adjustments of $0.7 million relative to asset retirement obligations, compared to favorable amortization adjustments of $13.3 million during 2014.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $71.3 million, $71.9 million and $68.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, or 0.8% of revenue for each of 2016, 2015 and 2014. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, and, to a lesser extent, non-compete agreements and trade names. The changes in amortization expense are the result of assets acquired in the acquisitions of various waste businesses throughout the year, offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $79.1 million, $79.4 million and $78.0 million, or 0.8% of revenue, for the year ended December 31, 2016, and 0.9% of revenue for the years ended December 31, 2015 and 2014. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars and as a percentage of revenue):

	2016		2015		2014
Salaries	$646.3	6.9%	$636.6	7.0%	$579.8	6.6%
Provision for doubtful accounts	20.4	0.2	22.7	0.2	22.6	0.3
Other	303.1	3.2	323.8	3.6	316.5	3.5
Total selling, general and administrative expenses	$969.8	10.3%	$983.1	10.8%	$918.9	10.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
Selling, General and Administrative Expenses – 2016 compared to 2015
Salaries increased primarily due to higher wages, benefits, and other payroll related items resulting from merit increases and increased headcount.
Other selling, general and administrative expenses decreased primarily due to a reduction in acquisition-related transaction and integration costs associated with our acquisition of Tervita in February 2015 that did not recur in 2016 and favorable legal settlement results.

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
Withdrawal Costs - Multiemployer Pension Funds
During 2016, we recorded charges to earnings of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change, which may adversely impact our reserves for withdrawal costs.
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
(Gain) Loss on Disposition of Assets and Impairments, Net
During 2016, we recorded a charge to earnings of $4.6 million primarily related to environmental costs associated with one of our divested landfills. During 2016, we also recorded a net gain on a business divestiture of $4.7 million. There were no charges to earnings related to disposition of assets and impairments in 2015. During 2014, we recorded a charge to earnings of $20.0 million, primarily related to environmental costs associated with one of our divested landfills, of which $14.1 million is related to closure and post-closure costs and $5.9 million is related to remediation expenditures.
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives. We expect our consolidation efforts to continue through 2017.
During 2016, we incurred $40.7 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $32.5 million related to these restructuring efforts. We expect to incur additional charges of approximately $15 million over the next year related to our field realignment, the consolidation of our customer service locations, and the redesign of our back-office functions. Substantially all of these restructuring charges will be recorded in our corporate segment.
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

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions (in millions of dollars):

	2016	2015	2014
Interest expense on debt and capital lease obligations	$324.1	$324.6	$310.3
Accretion of debt discounts	7.6	7.4	6.6
Accretion of remediation liabilities and other	45.8	39.7	38.2
Less: capitalized interest	(6.2)	(6.8)	(6.4)
Total interest expense	$371.3	$364.9	$348.7
As a result of the debt that was extinguished in 2016, total interest expense for 2016 increased primarily due to $7.2 million of unamortized cash flow hedges reclassified to earnings as non-cash interest expense. Total interest expense increased during 2015 due to the issuance of $500.0 million of 3.20% notes in March 2015, as well as borrowings under our Credit Facilities.
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $6.3 million reduction in interest expense during 2016, compared to a $7.5 million reduction in interest expense during 2015 and a $7.7 million reduction in interest expense during 2014. Additionally, during 2014, there were lower variable rates on our tax-exempt financings, which also contributed to the increase in 2015 interest expense.
During 2016, 2015 and 2014, cash paid for interest was $330.2 million, $327.6 million and $320.2 million, respectively.
Loss on Extinguishment of Debt
During 2016, we incurred a loss on the early extinguishment of debt. We paid a cash premium of $148.1 million, early tender consideration of $28.7 million and $1.6 million of associated legal and other fees. We also incurred a non-cash charge related to the proportional share of unamortized discounts and deferred issuance costs of $17.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $7.2 million.
The following table summarizes the loss on extinguishment of debt and other related costs incurred during the year ended December 31, 2016:

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
Income Taxes
Our provision for income taxes was $352.7 million, $445.5 million and $337.4 million for 2016, 2015 and 2014, respectively. Our effective income tax rate was 36.5%, 37.3% and 38.1% for 2016, 2015 and 2014, respectively. We made income tax payments (net of refunds received) of approximately $265 million, $321 million and $382 million for 2016, 2015 and 2014, respectively.

Our 2016 tax provision was reduced by approximately $13 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state rates due to changes in estimates.
In addition, during 2016 we acquired a noncontrolling interest in a limited liability company that qualifies for a federal investment tax credit under Section 48 of the Internal Revenue Code. Our 2016 tax provision was reduced by approximately $10 million mostly due to a federal tax credit related to this investment, which was recognized currently and not deferred. We account for this investment using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in “Loss from unconsolidated equity method investment” within our Consolidated Statements of Income. During 2016, we reduced the carrying value of this investment by $6.1 million as a result of the tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreement.
Our 2015 tax provision was reduced by approximately $17 million due to the resolution of outstanding tax matters in various states and Puerto Rico. Our 2014 tax provision was reduced by approximately $5 million due to the realization of tax credits and lower state rates due to changes in estimates.
Income taxes paid in 2016 and 2015 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015. This legislation extends bonus depreciation for property placed in service through 2019. Bonus depreciation deductions for assets placed in service in 2015 to 2017 is 50% of the capitalized value and decreases to 40% in 2018 and 30% in 2019.
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
Reportable Segments
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and portions of the mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern and portions of the mid-western United States, and the eastern seaboard of the United States.
The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services.

Summarized financial information concerning our reportable segments for the years ended December 31, 2016, 2015 and 2014 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	(Loss) Gain on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2016:
Group 1	$4,185.3	$416.7	$(2.3)	$414.4	$—	$895.5	21.4%
Group 2	5,013.5	542.6	(3.9)	538.7	—	1,026.9	20.5
Corporate entities	188.9	117.4	(0.3)	117.1	0.1	(384.9)
Total	$9,387.7	$1,076.7	$(6.5)	$1,070.2	$0.1	$1,537.5	16.4%
2015:
Group 1	$4,025.9	$397.5	$1.4	$398.9	$—	$857.2	21.3%
Group 2	4,924.5	544.2	(1.6)	542.6	—	953.5	19.4
Corporate entities	164.6	109.0	(0.5)	108.5	—	(251.9)
Total	$9,115.0	$1,050.7	$(0.7)	$1,050.0	$—	$1,558.8	17.1%
2014:
Group 1	$3,835.9	$375.1	$(6.2)	$368.9	$—	$826.0	21.5%
Group 2	4,789.2	516.1	(8.8)	507.3	—	938.6	19.6
Corporate entities	178.2	107.0	1.7	108.7	(20.0)	(531.5)
Total	$8,803.3	$998.2	$(13.3)	$984.9	$(20.0)	$1,233.1	14.0%
Corporate entities include legal, tax, treasury, information technology, risk management, human resources, closed landfills and other administrative functions. National Accounts revenue included in corporate entities represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Significant changes in the revenue and operating margins of our reportable segments for 2016 compared to 2015, and 2015 compared to 2014, are discussed below.
2016 compared to 2015
Group 1
Revenue for 2016 increased 4.0% from 2015 primarily due to increases in average yield in all lines of business, and volume increases in all lines of business. Additionally, we recognized increased recycled commodity revenue due to the increase in commodity prices.
Operating income for Group 1 increased from $857.2 million for 2015, or a 21.3% operating margin, to $895.5 million for 2016, or a 21.4% operating margin. The following cost categories impacted our operating income:

•
Cost of operations favorably impacted operating income margin during 2016, primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher cost of goods sold, landfill operating costs, labor and related benefits costs, and repair and maintenance costs.

•
Landfill depletion and amortization unfavorably impacted operating income margin during 2016, primarily due to an overall increase in the average depletion and amortization rate and increased landfill disposal volumes. The increase was partially offset by favorable amortization adjustments during 2016 compared to unfavorable amortization adjustments in 2015.

•
Selling, general and administrative expenses had a favorable impact on operating income margin during 2016 primarily due to net favorable litigation adjustments and reduced acquisition-related transaction costs.

Group 2
Revenue for 2016 increased 1.8% from 2015 primarily due to increases in average yield in all lines of business and volume increases in our large-container industrial collection and disposal lines of business. Volume increases in our landfill line of business were primarily attributable to increased construction and demolition and municipal solid waste volumes. These increases were partially offset by declines in our energy services business, as well as volume declines primarily in our residential collection and small-container commercial collection lines of business and special waste volume declines in our landfill line of business.
Operating income in Group 2 increased from $953.5 million, or a 19.4% operating margin, to $1,026.9 million, or a 20.5% operating margin. The following cost categories impacted our operating income:

•
Cost of operations favorably impacted operating income margin during 2016, primarily due to lower fuel costs resulting from lower prices of diesel fuel and lower risk management expenses. These favorable items were partially offset by higher cost of goods sold, repair and maintenance costs, and transfer and disposal costs.

•
Landfill depletion and amortization favorably impacted operating income margin during 2016, primarily due to a decrease in the average depletion and amortization rate. Landfill depletion and amortization also was impacted by favorable amortization adjustments during 2016 compared to unfavorable amortization adjustments in 2015.

•	Selling, general and administrative costs had a favorable impact on operating income margin during 2016 primarily due to lower labor and related benefit costs.
Corporate Entities
Operating loss in our Corporate Entities increased from $251.9 million for 2015 to $384.9 million for 2016 primarily due to an insurance recovery of $50.0 million related to our Bridgeton Landfill that was recorded during 2015, restructuring charges of $40.7 million related to our 2016 restructuring and $5.6 million for withdrawal events at our multiemployer pension plan in Puerto Rico. During 2016, we also recognized increased risk management expenses primarily due to favorable actuarial developments in our workers' compensation program recorded during 2015 that were less favorable for the same period in 2016 as well as unfavorable claims experience in our employee-related health care benefits programs in 2016 as compared to 2015. Partially offsetting these unfavorable items were reduced acquisition-related transaction costs for 2016 compared to the costs associated with our acquisition of Tervita in February 2015. Additionally, during 2016, we recognized net favorable legal settlements from matters occurring in the ordinary course of business that were more favorable compared to net legal settlements in 2015.
2015 compared to 2014
Group 1
Revenue for 2015 increased 5.0% from 2014 primarily due to acquisitions, including a waste management contract with the County of Sonoma, California that was executed in April 2015. Excluding the effect of acquisitions, revenue increased due to increases in average yield in all lines of business and volume increases in all collection lines of business. Additionally, revenue increased due to volume increases in our landfill municipal solid waste and construction and demolition lines of business. Partially offsetting these revenue increases was lower recycled commodity revenue due to the decline in commodity prices.
Operating income in Group 1 increased from $826.0 million for 2014, or a 21.5% operating margin, to $857.2 million for 2015, or a 21.3% operating margin. The following cost categories impacted our operating income:

•
Cost of operations favorably impacted operating income margin primarily due to lower fuel costs resulting from lower prices of diesel fuel, partially offset by higher labor and related benefits, repair and maintenance costs, and transfer and disposal costs.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin primarily due to higher asset acquisition costs. Landfill depletion and amortization also was impacted by an unfavorable amortization adjustment of $1.4 million in 2015, compared to a favorable amortization adjustment of $6.2 million that occurred during 2014 primarily due to an increase in deemed airspace at one of our active landfills.

•	For 2015, the selling, general and administrative expenses margin impact was flat for Group 1.

Group 2
Revenue for 2015 increased 2.8% from 2014 primarily due to acquisitions. Excluding the effect of acquisitions, revenue increased due to increases in average yield in all collection lines of business, and volume increases in our large-container industrial and residential collection and transfer station lines of business. These increases were partially offset by declines in volume in our landfill line of business resulting from lower base energy services waste volumes. Additionally, we recognized lower recycled commodity revenue due to the decline in commodity prices.
Operating income in Group 2 increased from $938.6 million for 2014, or a 19.6% operating margin, to $953.5 million for 2015, or a 19.4% operating margin. Overall, our operating margins were unfavorably impacted due to the effect of commodity prices on our recycling business and higher integration, transition and operating costs in our acquired energy services business.
The following cost categories impacted our operating income:

•
Cost of operations favorably impacted operating income margin primarily due to lower fuel costs resulting from lower prices of diesel fuel. These favorable items were partially offset by higher labor and related benefits and repair and maintenance costs.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin due to higher acquisition costs of replacement vehicles. Landfill depletion and amortization also unfavorably impacted operating income margin due to higher favorable amortization adjustments in 2014. During 2015, we recognized favorable amortization adjustments of $1.6 million, compared to favorable amortization adjustments of $8.8 million during 2014.

•
Selling, general and administrative expenses unfavorably impacted operating income margin primarily due to higher wages and payroll related items resulting from merit increases and increased headcount, as well as higher management incentive compensation. This unfavorable impact was partially offset by favorable legal settlement from matters occurring in the ordinary course of business, compared to unfavorable legal settlement charges during 2014.

Corporate Entities
Operating loss in our Corporate Entities decreased from $531.5 million for 2014 to $251.9 million for 2015 primarily due to an insurance recovery of $50.0 million related to our closed Bridgeton Landfill during 2015, compared to unfavorable remediation and litigation adjustments in 2014 of $227.1 million.
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

Available Airspace

	Balance as of December 31, 2015	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2016
Cubic yards (in millions):
Permitted airspace	4,676.5	—	—	107.2	(78.9)	2.8	4,707.6
Probable expansion airspace	290.1	63.9		(63.3)	—	(3.9)	286.8
Total cubic yards (in millions)	4,966.6	63.9	—	43.9	(78.9)	(1.1)	4,994.4
Number of sites:
Permitted airspace	193		—	(1)			192
Probable expansion airspace	12	4		(3)			13

	Balance as of December 31, 2014	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2015
Cubic yards (in millions):
Permitted airspace	4,584.1	—	7.2	61.6	(77.0)	100.6	4,676.5
Probable expansion airspace	261.7	56.4	—	(23.7)	—	(4.3)	290.1
Total cubic yards (in millions)	4,845.8	56.4	7.2	37.9	(77.0)	96.3	4,966.6
Number of sites:
Permitted airspace	189		4	—			193
Probable expansion airspace	10	4		(2)			12

	Balance as of December 31, 2013	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2014
Cubic yards (in millions):
Permitted airspace	4,650.6	—	—	79.8	(74.6)	(71.7)	4,584.1
Probable expansion airspace	222.9	66.5	—	(59.4)	—	31.7	261.7
Total cubic yards (in millions)	4,873.5	66.5	—	20.4	(74.6)	(40.0)	4,845.8
Number of sites:
Permitted airspace	190			(1)			189
Probable expansion airspace	9	4		(3)			10
Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
As of December 31, 2016, we owned or operated 192 active solid waste landfills with total available disposal capacity estimated to be 4,994.4 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2016, total available disposal capacity is estimated to be 4,707.6 million in-place cubic yards of permitted airspace plus 286.8 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information. Also see our "Critical Accounting Judgments and Estimates" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2016, thirteen of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these thirteen landfills have an estimated remaining average site life of 44 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 64 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2016:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	18	—	18	9.4%
6 to 10 years	13	—	13	6.8
11 to 20 years	31	2	33	17.2
21 to 40 years	45	4	49	25.5
41+ years	72	7	79	41.1
Total	179	13	192	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2016, accrued final capping, closure and post-closure costs were $1,224.6 million, of which $64.8 million were current and $1,159.8 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
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
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2016, we paid $23.0 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2016, the remediation liability recorded for this site is $197.2 million, of which $26.4 million is expected to be paid during 2017. We believe the remaining reasonably possible high end of our range would be approximately $156 million higher than the amount recorded as of December 31, 2016.
During 2015, we collected an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations during the year ended December 31, 2015.

Investment in Landfills
The following tables reflect changes in our investment in landfills for the years ended December 31, 2016, 2015 and 2014 and the future expected investment as of December 31, 2016 (in millions):

	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2016
Non-depletable landfill land	$165.6	$1.2	$—	$—	$—	$—	$—	$—	$166.8
Landfill development costs	6,078.1	12.7	—	—	41.0	—	255.1	(0.2)	6,386.7
Construction-in-progress -landfill	191.6	291.0	—	—	—	—	(261.4)	—	221.2
Accumulated depletion and amortization	(2,723.0)	—	—	—	—	(296.7)	—	3.2	(3,016.5)
Net investment in landfill land and development costs	$3,712.3	$304.9	$—	$—	$41.0	$(296.7)	$(6.3)	$3.0	$3,758.2

	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2015
Non-depletable landfill land	$162.2	$1.9	$—	$—	$—	$—	$1.5	$—	$165.6
Landfill development costs	5,645.3	4.6	—	173.1	39.4	—	235.4	(19.7)	6,078.1
Construction-in-progress -landfill	140.8	287.6	—	—	—	—	(236.8)	—	191.6
Accumulated depletion and amortization	(2,437.4)	—	—	—	—	(286.7)	0.5	0.6	(2,723.0)
Net investment in landfill land and development costs	$3,510.9	$294.1	$—	$173.1	$39.4	$(286.7)	$0.6	$(19.1)	$3,712.3

	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2014
Non-depletable landfill land	$164.2	$—	$(2.0)	$—	$—	$—	$—	$—	$162.2
Landfill development costs	5,392.7	4.9	(0.3)	26.6	38.6	—	195.0	(12.2)	5,645.3
Construction-in-progress -landfill	72.5	261.5	—	—	—	—	(193.2)	—	140.8
Accumulated depletion and amortization	(2,160.2)	—	0.1	—	—	(276.5)	—	(0.8)	(2,437.4)
Net investment in landfill land and development costs	$3,469.2	$266.4	$(2.2)	$26.6	$38.6	$(276.5)	$1.8	$(13.0)	$3,510.9

	Balance as of December 31, 2016	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$166.8	$—	$166.8
Landfill development costs	6,386.7	8,593.5	14,980.2
Construction-in-progress - landfill	221.2	—	221.2
Accumulated depletion and amortization	(3,016.5)	—	(3,016.5)
Net investment in landfill land and development costs	$3,758.2	$8,593.5	$12,351.7
The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Number of landfills owned or operated	192	193	189
Net investment, excluding non-depletable land (in millions)	$3,591.4	$3,546.7	$3,348.7
Total estimated available disposal capacity (in millions of cubic yards)	4,994.4	4,966.6	4,845.8
Net investment per cubic yard	$0.72	$0.71	$0.69
Landfill depletion and amortization expense (in millions)	$290.2	$285.3	$263.0
Accretion expense (in millions)	79.1	79.4	78.0
	369.3	364.7	341.0
Airspace consumed (in millions of cubic yards)	78.9	77.0	74.6
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.68	$4.74	$4.57
During 2016 and 2015, our average compaction rate was approximately 2,000 pounds per cubic yard based on a three-year historical moving average.
As of December 31, 2016, we expect to spend an estimated additional $8.6 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $12.2 billion, or $2.44 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2016
Land	$425.4	$0.3	$(0.7)	$1.0	$—	$—	$4.2	$430.2
Non-depletable landfill land	165.6	1.2	—	—	—	—	—	166.8
Landfill development costs	6,078.1	12.7	—	—	41.0	(0.2)	255.1	6,386.7
Vehicles and equipment	6,211.8	494.7	(204.2)	10.0	—	—	39.5	6,551.8
Buildings and improvements	1,098.6	12.4	(3.5)	5.7	—	—	46.9	1,160.1
Construction-in-progress - landfill	191.6	291.0	—	—	—	—	(261.4)	221.2
Construction-in-progress - other	25.5	105.2	—	(0.8)	—	—	(94.2)	35.7
Total	$14,196.6	$917.5	$(208.4)	$15.9	$41.0	$(0.2)	$(9.9)	$14,952.5

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2015	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2016
Landfill development costs	$(2,723.0)	$(296.7)	$—	$—	$3.2	$—	$(3,016.5)
Vehicles and equipment	(3,555.0)	(577.5)	200.3	0.9	—	(0.1)	(3,931.4)
Buildings and improvements	(365.8)	(53.8)	3.2	—	—	0.4	(416.0)
Total	$(6,643.8)	$(928.0)	$203.5	$0.9	$3.2	$0.3	$(7,363.9)

	Gross Property and Equipment
	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2015
Land	$401.3	$0.3	$(0.6)	$23.6	$—	$—	$0.8	$425.4
Non-depletable landfill land	162.2	1.9	—	—	—	—	1.5	165.6
Landfill development costs	5,645.3	4.6	—	173.1	39.4	(19.7)	235.4	6,078.1
Vehicles and equipment	5,834.1	547.4	(301.1)	78.5	—	—	52.9	6,211.8
Buildings and improvements	1,002.3	47.3	(3.9)	54.9	—	—	(2.0)	1,098.6
Construction-in-progress - landfill	140.8	287.6	—	—	—	—	(236.8)	191.6
Construction-in-progress - other	10.1	66.7	—	1.4	—	—	(52.7)	25.5
Total	$13,196.1	$955.8	$(305.6)	$331.5	$39.4	$(19.7)	$(0.9)	$14,196.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2014	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2015
Landfill development costs	$(2,437.4)	$(286.7)	$—	$—	$0.6	$0.5	$(2,723.0)
Vehicles and equipment	(3,273.3)	(566.6)	284.5	—	—	0.4	(3,555.0)
Buildings and improvements	(320.1)	(48.8)	3.0	—	—	0.1	(365.8)
Total	$(6,030.8)	$(902.1)	$287.5	$—	$0.6	$1.0	$(6,643.8)

	Gross Property and Equipment
	Balance as of December 31, 2013	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2014
Land	$377.6	$0.7	$(2.8)	$25.7	$—	$—	$0.1	$401.3
Non-depletable landfill land	164.2	—	(2.0)	—	—	—	—	162.2
Landfill development costs	5,392.7	4.9	(0.3)	26.6	38.6	(12.2)	195.0	5,645.3
Vehicles and equipment	5,403.7	530.4	(155.3)	39.1	—	—	16.2	5,834.1
Buildings and improvements	935.6	28.9	(3.3)	11.3	—	—	29.8	1,002.3
Construction-in-progress - landfill	72.5	261.5	—	—	—	—	(193.2)	140.8
Construction-in-progress - other	13.3	48.7	—	—	—	—	(51.9)	10.1
Total	$12,359.6	$875.1	$(163.7)	$102.7	$38.6	$(12.2)	$(4.0)	$13,196.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2013	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2014
Landfill development costs	$(2,160.2)	$(276.5)	$0.1	$—	$(0.8)	$—	$(2,437.4)
Vehicles and equipment	(2,883.8)	(535.0)	145.4	—	—	0.1	(3,273.3)
Buildings and improvements	(278.8)	(42.6)	1.1	—	—	0.2	(320.1)
Total	$(5,322.8)	$(854.1)	$146.6	$—	$(0.8)	$0.3	$(6,030.8)
Liquidity and Capital Resources
The major components of changes in cash flows for 2016, 2015 and 2014 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars):

	2016	2015	2014
Net cash provided by operating activities	$1,847.8	$1,679.7	$1,529.8
Net cash used in investing activities	(961.2)	(1,482.8)	(959.8)
Net cash used in financing activities	(851.2)	(239.7)	(708.1)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2016 and 2015 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $205.2 million in 2016, compared to a decrease of $316.7 million in 2015, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $52.3 million during 2016 due to the timing of billings net of collections, compared to a $15.7 million increase in 2015. As of December 31, 2016 and 2015, our days sales outstanding were 38.1 and 38.3 days, or 26.1 and 25.8 days net of deferred revenue, respectively.

•	Our accounts payable decreased $9.8 million during 2016 compared to an increase of $35.6 million during 2015, due to the timing of payments.

•
Cash paid for capping, closure and post-closure obligations was $11.0 million lower during 2016 compared to 2015. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to payments in 2015 related to a required capping event at one of our closed landfills.

•	Cash paid for remediation obligations was $13.2 million lower during 2016 compared to 2015 primarily due to the timing of obligations.
In addition, cash paid for income taxes was approximately $265 million and $321 million for 2016 and 2015, respectively. Income taxes paid in 2016 and 2015 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015 as well as the realization of certain tax credits. Cash paid for interest was $330.2 million and $327.6 million for 2016 and 2015, respectively.
The most significant items affecting the comparison of our operating cash flows for 2015 and 2014 are summarized below:
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $316.7 million in 2015, compared to a decrease of $295.6 million in 2014, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $15.7 million during 2015 due to the timing of billings, net of collections, compared to a $54.3 million increase in 2014. As of December 31, 2015 and 2014, our days sales outstanding were 38 days, or 26 and 25 days net of deferred revenue, respectively.

•	Our accounts payable increased $35.6 million and $3.3 million during 2015 and 2014, respectively, due to the timing of payments as of December 31, 2015.

•
Cash paid for capping, closure and post-closure obligations was $33.8 million higher during 2015 compared to 2014 primarily due to a required capping event at one of our landfills that closed during 2015.

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
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2016, 2015 and 2014 are summarized below:

•
Capital expenditures during 2016 were $927.8 million, compared with $945.6 million for 2015 and $862.5 million for 2014. Property and equipment received during 2016, 2015 and 2014 was $915.6 million, $953.0 million and $872.9 million, respectively.

•	Proceeds from sales of property and equipment during 2016 were $9.8 million, compared to $21.2 million for 2015 and $35.7 million for 2014.

•
During 2016, 2015 and 2014, we paid $62.4 million, $572.7 million and $195.7 million, respectively, for business acquisitions. During 2016, we received $15.0 million related to business divestitures. There were no divestitures in 2015 or 2014.

•
Our restricted cash and marketable securities balance decreased $5.2 million, $15.3 million and $70.8 million for 2016, 2015 and 2014, respectively. The decrease of $5.2 million during 2016 is due to a release of a holdback related to one of our acquisitions, whereas the decrease of $15.3 million during 2015 was due to a release of funds restricted for certain construction related activities. The decrease of $70.8 million during 2014 was due to a release of restricted investments related to a change in certain of our closure and post-closure collateral obligation requirements and a release of restricted investments in restricted cash related to our insurance programs. We received $50.0 million in connection with issuances of tax-exempt bonds during 2014. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $2.1 million, $18.7 million and $51.1 million during 2016, 2015 and 2014, respectively.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2016, 2015 and 2014 are summarized below:

•
During 2016, we issued $500.0 million of notes for net cash proceeds of $498.9 million. Net payments of notes payable and long-term debt were $395.7 million during 2016, compared to net proceeds of $2.7 million and net payments of $15.1 million during 2015 and 2014, respectively. For a more detailed discussion, see the "Financial Condition" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization. As of December 31, 2016, there were $451.7 million remaining under our share repurchase authorization. During 2016, we repurchased 8.4 million shares of our stock for $403.8 million. During 2015, we repurchased 9.8 million shares of our stock for $404.7 million.

•
In July 2016, our board of directors approved an increase in our quarterly dividend to $0.32 per share. Dividends paid were $418.9 million, $399.3 million and $378.6 million for 2016, 2015 and 2014, respectively.

Financial Condition
Cash and Cash Equivalents
As of December 31, 2016, we had $67.8 million of cash and cash equivalents and $90.5 million of restricted cash deposits and restricted marketable securities, including $27.9 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $62.6 million of restricted cash and marketable securities related to our insurance obligations.
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
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2016, our EBITDA to interest ratio was 7.05 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.96 compared to the 3.50 maximum allowed by the covenants. As of December 31, 2016, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2017.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under our Credit Facilities, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under our Credit Facilities to accelerate the maturity of all indebtedness under the related agreements. This could also have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on our Credit Facilities constitutes an event of default under our other debt instruments, including our senior notes, and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under our Credit Facilities for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend our Credit Facilities or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
Availability under our Credit Facilities totaled $1,543.1 million and $1,727.7 million as of December 31, 2016 and 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of December 31, 2016 and 2015, we had $210.0 million and no borrowings under our Credit Facilities, respectively. We had $478.4 million and $503.3 million of letters of credit outstanding under our Credit Facilities as of December 31, 2016 and 2015, respectively.
During 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2016, we had no borrowings and as of December 31, 2015, we had $19.0 million of borrowings under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2016, we priced cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035 and 6.09% Notes due March 2035 (collectively the Existing Notes), subject to priority levels and the other terms and conditions set forth in the Offer to Purchase. During 2016, we priced an offering of $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the 2.90% Notes and the tender offers closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million.
During 2015, we issued $500.0 million of 3.20% notes due 2025 (the 3.20% Notes). We used the net proceeds from the 3.20% Notes to refinance debt incurred in connection with our acquisition of all of the equity interests of Tervita during 2015.
As of December 31, 2016 and 2015, we had $6,267.7 million and $6,330.3 million, respectively, of unsecured senior notes and debentures outstanding with maturities ranging from 2018 to 2041. Our senior notes are general senior unsecured obligations.
Interest Rate Swap and Lock Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2016, these swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For 2016, 2015 and 2014, we recognized $6.3 million, $7.5 million and $7.7 million, respectively, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.
During 2016, we entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties. The aggregate fair value of the outstanding interest rate locks as of December 31, 2016 was $20.2 million and was recorded in other long-term assets in our consolidated balance sheet. As of December 31, 2016, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive income (loss), net of tax, was $12.2 million.
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
Tax-Exempt Financings
As of December 31, 2016 and 2015, we had $1,072.7 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
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
Fuel Hedges
We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges). For a summary of our outstanding fuel hedges as of December 31, 2016, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregate fair values of our outstanding fuel hedges as of December 31, 2016 and 2015 were current liabilities of $2.7 million and $37.8 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets.
The effective portions of the changes in fair values as of December 31, 2016 and 2015, net of tax, of $1.6 million and $22.3 million, respectively, have been recorded in stockholders’ equity as components of accumulated other comprehensive loss.
During 2016 and 2015, approximately 20% of our fuel volume purchases were hedged with swap agreements.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated containers and old newsprint. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During 2016, we entered into multiple agreements related to the forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges). For further discussion, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregate fair value of our outstanding recycling commodity hedges as of December 31, 2016 was a current liability of $0.8 million, and has been recorded in other accrued liabilities in our consolidated balance sheets.
The effective portion of the changes in fair value as of December 31, 2016, net of tax, of $(0.5) million, has been recorded in stockholders’ equity as components of accumulated other comprehensive loss.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2017	$34.7	$5.1	$315.3	$64.8	$77.9	$224.0	$721.8
2018	32.2	705.7	301.6	95.0	74.9	73.1	1,282.5
2019	29.6	829.9	286.5	89.8	65.9	57.1	1,358.8
2020	27.3	926.3	227.3	78.1	63.7	35.3	1,358.0
2021	25.1	837.5	202.9	75.0	46.3	24.3	1,211.1
Thereafter	85.5	4,444.0	1,661.1	5,833.1	493.0	348.2	12,864.9
Total	$234.4	$7,748.5	$2,994.7	$6,235.8	$821.7	$762.0	$18,797.1
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2016 for variable rate debt. The effect of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes is also included based on the floating rates in effect as of December 31, 2016.
The present value of capital lease obligations is included in our consolidated balance sheets.

The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2016 and for liabilities yet to be incurred over the remaining life of our landfills.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2017, although the mix of Financial Assurance Instruments may change.
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
The following table calculates our free cash flow for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars):

	2016	2015	2014
Cash provided by operating activities	$1,847.8	$1,679.7	$1,529.8
Purchases of property and equipment	(927.8)	(945.6)	(862.5)
Proceeds from sales of property and equipment	9.8	21.2	35.7
Free cash flow	$929.8	$755.3	$703.0
For a discussion of the changes in the components of free cash flow, see our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table reconciles property and equipment reflected in the consolidated statements of cash flows to property and equipment received for the years ended December 31, 2016, 2015 and 2014 (in millions of dollars):

	2016	2015	2014
Purchases of property and equipment per the consolidated statements of cash flows	$927.8	$945.6	$862.5
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(12.2)	7.4	10.4
Property and equipment received during the period	$915.6	$953.0	$872.9
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
Landfill retirement obligation liabilities and assets.    Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (1.8% in 2016, 2.0% in 2015, and 2.3% in 2014).

The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (3.75% in 2016, 4.75% in 2015, and 4.5% in 2014).
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
Residual risks:

•
We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about uncertain future events. Thus, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, timing of expenditures, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties, and the actions of governmental agencies or private parties with interests in the matter. The actual environmental costs may exceed our current and future accruals for these costs, and any adjustments could be material.

•	Actual amounts could differ from the estimated liabilities as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution.

•	An unanticipated environmental liability that arises could result in a material charge to our consolidated statement of income.
Insurance Reserves and Related Costs
Our insurance policies for workers' compensation, commercial general liability, commercial auto liability and environmental liability are high deductible, or retention programs. The deductibles, or retentions, range from $3 million to $7.5 million.  The employee-related health benefits are also subject to a high deductible insurance policy. Accruals for deductibles or retentions are based on claims filed and actuarial estimates of claims development and claims incurred but not reported.

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

•
Loss contingency assumptions involve judgments that are inherently subjective and generally involve matters that are by their nature complex and unpredictable. If a loss contingency results in an adverse judgment or is settled for a significant amount, it could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the period in which such judgment or settlement occurs.

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

Goodwill Recoverability
We have historically evaluated goodwill for impairment annually, or when an indicator of impairment exists. During 2015 we changed the date of our annual goodwill impairment assessment for our reporting units to October 1st. This voluntary change in the annual goodwill testing date is a change in accounting principle, which we believe is preferable as it better aligns the timing of the assessment with our planning and forecasting process and also provides additional time to complete our annual assessment in advance of our year-end reporting. This change in assessment date was applied prospectively and did not delay, accelerate or avoid a potential impairment charge.
We test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.
During 2016, we managed and evaluated our operations through two field groups: Group 1 and Group 2. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
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
In preparing our annual test for impairment as of October 1, 2016, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control.
As of October 1, 2016, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 80% on average and, therefore, we noted no indicators of impairment at our reporting units.
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

•
The valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value. Our future results could be affected if these current estimates of future performance and fair value change. For example, a reduction in long-term growth assumptions could reduce the estimated fair value of the operating segments to below their carrying values, which could trigger an impairment charge. Similarly, an increase in our discount rate could trigger an impairment charge. Any resulting impairment charge could have a material adverse effect on our financial condition and results of operations.

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record unrecognized tax benefits as liabilities in accordance with ASC 740 when it is not more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities, deferred income taxes and other long-term tax liabilities in our consolidated balance sheets. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
We consider the earnings from our Puerto Rican subsidiaries to be indefinitely invested outside the United States on the basis that the earnings from our Puerto Rican subsidiaries are reinvested in operating our Puerto Rican subsidiaries. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and Puerto Rican withholding taxes on approximately $48 million of undistributed earnings from our Puerto Rican subsidiaries indefinitely invested outside the United States. If we decide to repatriate the Puerto Rican earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
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

Defined Benefit Pension Plans
We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan). The Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements. The benefits of all current plan participants are frozen.
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006.

The Plan’s assets are invested as determined by our Employee Benefits Committee. As of December 31, 2016, the plan assets were invested in fixed income funds, equity funds and cash. The Employee Benefits Committee annually reviews and adjusts the plan’s asset allocation as deemed necessary. As of December 31, 2016 and 2015, the Plan was overfunded by $6.2 million and underfunded by $5.4 million, respectively.
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
We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate were to increase by 1%, our benefit obligation would decrease by approximately $21 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $25 million.
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

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value as of December 31, 2016
Fixed rate debt:
Amount outstanding (in millions)	$5.1	$705.7	$654.9	$855.1	$640.5	$3,709.9	$6,571.2	$7,206.4
Average interest rates	7.2%	3.8%	5.5%	5.0%	5.5%	4.5%	4.7%
Variable rate debt:
Amount outstanding (in millions)	$—	$—	$175.0	$71.2	$197.0	$734.1	$1,177.3	$1,177.3
Average interest rates	—%	—%	0.2%	1.0%	0.6%	0.9%	0.8%
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $89.6 million. Additionally, during the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2016. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
During 2016, we also entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties.
As of December 31, 2016, we had $1,177.3 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our consolidated financial statements in Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
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
Our fuel costs were $317.0 million in 2016, or 3.4% of revenue, compared to $362.4 million in 2015, or 4.0% of revenue, and $500.0 million in 2014, or 5.7% of revenue.
For additional discussion and detail of our fuel hedges, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
Commodities Prices
We market recycled products such as old corrugated containers and old newsprint from our recycling centers. Market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.
Revenue from sales of these products in 2016, 2015 and 2014 was $420.4 million, $372.0 million and $405.8 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Republic Services, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Services, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Republic Services, Inc.:
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Republic Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Republic Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Republic Services, Inc. and our report dated February 16, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 16, 2017

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$67.8	$32.4
Accounts receivable, less allowance for doubtful accounts and other of $44.0 and $46.7, respectively	994.8	962.9
Prepaid expenses and other current assets	221.9	235.0
Total current assets	1,284.5	1,230.3
Restricted cash and marketable securities	90.5	100.3
Property and equipment, net	7,588.6	7,552.8
Goodwill	11,163.2	11,145.5
Other intangible assets, net	182.3	246.4
Other assets	320.5	260.6
Total assets	$20,629.6	$20,535.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553.8	$577.4
Notes payable and current maturities of long-term debt	5.8	5.5
Deferred revenue	312.9	313.9
Accrued landfill and environmental costs, current portion	142.7	149.8
Accrued interest	71.8	71.6
Other accrued liabilities	725.0	716.6
Total current liabilities	1,812.0	1,834.8
Long-term debt, net of current maturities	7,653.1	7,527.4
Accrued landfill and environmental costs, net of current portion	1,684.8	1,677.9
Deferred income taxes and other long-term tax liabilities, net	1,210.2	1,131.8
Insurance reserves, net of current portion	274.6	278.1
Other long-term liabilities	301.2	309.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 348.2 and 346.0 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,764.5	4,677.7
Retained earnings	3,324.0	3,138.3
Treasury stock, at cost (8.8 and 0.4 shares, respectively)	(414.9)	(14.9)
Accumulated other comprehensive income (loss), net of tax	14.2	(30.5)
Total Republic Services, Inc. stockholders’ equity	7,691.3	7,774.1
Noncontrolling interests in consolidated subsidiary	2.4	2.5
Total stockholders’ equity	7,693.7	7,776.6
Total liabilities and stockholders’ equity	$20,629.6	$20,535.9
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$9,387.7	$9,115.0	$8,803.3
Expenses:
Cost of operations	5,764.0	5,518.6	5,643.1
Depreciation, amortization and depletion	991.1	970.6	906.9
Accretion	79.1	79.4	78.0
Selling, general and administrative	969.8	983.1	918.9
Withdrawal costs - multiemployer pension funds	5.6	4.5	1.5
(Gain) loss on disposition of assets and impairments, net	(0.1)	—	20.0
Restructuring charges	40.7	—	1.8
Operating income	1,537.5	1,558.8	1,233.1
Interest expense	(371.3)	(364.9)	(348.7)
Loss on extinguishment of debt	(196.2)	—	(1.4)
Interest income	0.9	0.8	0.6
Loss from unconsolidated equity method investment	(6.1)	—	—
Other income, net	1.1	1.2	1.7
Income before income taxes	965.9	1,195.9	885.3
Provision for income taxes	352.7	445.5	337.4
Net income	613.2	750.4	547.9
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.6)	(0.5)	(0.3)
Net income attributable to Republic Services, Inc.	$612.6	$749.9	$547.6
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.79	$2.14	$1.54
Weighted average common shares outstanding	343.0	350.0	356.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.78	$2.13	$1.53
Weighted average common and common equivalent shares outstanding	344.4	351.4	358.1
Cash dividends per common share	$1.24	$1.16	$1.08
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$613.2	$750.4	$547.9
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	(20.6)	(16.4)	0.3
Realized loss reclassified into earnings	26.5	18.7	1.2
Unrealized gain (loss)	32.4	(2.0)	(24.1)
Pension activity:
Change in funded status of pension plan obligations	6.4	(1.9)	(9.3)
Other comprehensive income (loss), net of tax	44.7	(1.6)	(31.9)
Comprehensive income	657.9	748.8	516.0
Comprehensive income attributable to noncontrolling interests in consolidated subsidiary	(0.6)	(0.5)	(0.3)
Comprehensive income attributable to Republic Services, Inc.	$657.3	$748.3	$515.7
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income, Net of Tax	Noncontrolling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2013	411.0	$4.1	$6,764.9	$2,632.7	(50.6)	$(1,501.2)	$3.0	$2.6	$7,906.1
Net income	—	—	—	547.6	—	—	—	0.3	547.9
Change in the value of derivative instruments, net of tax of $15.1	—	—	—	—	—	—	(22.6)	—	(22.6)
Employee benefit plan liability adjustments, net of tax of $6.3	—	—	—	—	—	—	(9.3)	—	(9.3)
Cash dividends declared	—	—	—	(383.6)	—	—	—	—	(383.6)
Issuances of common stock	3.4	—	92.9	—	—	—	—	—	92.9
Stock-based compensation	—	—	19.1	(1.7)	—	—	—	—	17.4
Purchase of common stock for treasury	—	—	—	—	(11.1)	(400.6)	—	—	(400.6)
Distributions paid	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of December 31, 2014	414.4	4.1	6,876.9	2,795.0	(61.7)	(1,901.8)	(28.9)	2.5	7,747.8
Net income	—	—	—	749.9	—	—	—	0.5	750.4
Change in the value of derivative instruments, net of tax of $0.6	—	—	—	—	—	—	0.3	—	0.3
Employee benefit plan liability adjustments, net of tax of $1.2	—	—	—	—	—	—	(1.9)	—	(1.9)
Cash dividends declared	—	—	—	(404.3)	—	—	—	—	(404.3)
Issuances of common stock	2.8	—	74.3	—	—	—	—	—	74.3
Stock-based compensation	—	—	21.2	(2.3)	—	—	—	—	18.9
Purchase of common stock for treasury	—	—	—	—	(9.9)	(408.4)	—	—	(408.4)
Shares returned to unissued status	(71.2)	(0.6)	(2,294.7)	—	71.2	2,295.3	—	—	—
Distributions paid	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance as of December 31, 2015	346.0	3.5	4,677.7	3,138.3	(0.4)	(14.9)	(30.5)	2.5	7,776.6
Net income	—	—	—	612.6	—	—	—	0.6	613.2
Change in the value of derivative instruments, net of tax of $22.4	—	—	—	—	—	—	38.3	—	38.3
Employee benefit plan liability adjustments, net of tax of $4.1	—	—	—	—	—	—	6.4	—	6.4
Cash dividends declared	—	—	—	(423.8)	—	—	—	—	(423.8)
Issuances of common stock	2.2	—	60.5	—	—	—	—	—	60.5
Stock-based compensation	—	—	26.3	(3.1)	—	—	—	—	23.2
Purchase of common stock for treasury	—	—	—	—	(8.4)	(400.0)	—	—	(400.0)
Shares returned to unissued status	—	—	—		—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2016	348.2	$3.5	$4,764.5	$3,324.0	(8.8)	$(414.9)	$14.2	$2.4	$7,693.7
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2016	2015	2014
Cash provided by operating activities:
Net income	$613.2	$750.4	$547.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,070.2	1,050.0	984.9
Non-cash interest expense	53.4	47.1	44.8
Restructuring related charges	40.7	—	1.8
Stock-based compensation	23.2	18.9	17.4
Deferred tax provision (benefit)	47.2	116.7	(9.0)
Provision for doubtful accounts, net of adjustments	20.4	22.7	22.6
Loss on extinguishment of debt	196.2	—	1.4
Gain on disposition of assets, net and asset impairments	(4.6)	(1.6)	(14.7)
Withdrawal liability - multiemployer pension funds	5.6	4.5	—
Environmental adjustments	2.0	(1.6)	233.2
Loss from unconsolidated equity method investment	6.1	—	—
Excess income tax benefit from stock-based compensation activity and other non-cash items	(20.6)	(10.7)	(4.9)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(52.3)	(15.7)	(54.3)
Prepaid expenses and other assets	(1.1)	(8.7)	(41.3)
Accounts payable	(9.8)	35.6	3.3
Restructuring expenditures	(32.5)	—	(1.3)
Capping, closure and post-closure expenditures	(77.4)	(88.4)	(54.6)
Remediation expenditures	(66.8)	(80.0)	(99.4)
Withdrawal expenditures - multiemployer pension funds	—	(153.5)	(15.9)
Other liabilities	34.7	(6.0)	(32.1)
Cash provided by operating activities	1,847.8	1,679.7	1,529.8
Cash used in investing activities:
Purchases of property and equipment	(927.8)	(945.6)	(862.5)
Proceeds from sales of property and equipment	9.8	21.2	35.7
Cash used in business acquisitions and investments, net of cash acquired	(62.4)	(572.7)	(195.7)
Cash proceeds from business divestitures, net of cash divested	15.0	—	—
Change in restricted cash and marketable securities	5.2	15.3	70.8
Other	(1.0)	(1.0)	(8.1)
Cash used in investing activities	(961.2)	(1,482.8)	(959.8)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	3,911.4	918.4	1,383.3
Proceeds from issuance of senior notes, net of discount	498.9	497.9	—
Payments of notes payable and long-term debt	(4,307.1)	(915.7)	(1,398.4)
Premiums paid on extinguishment of debt	(176.9)	—	—
Fees paid to retire and issue senior notes and retire certain hedging relationships	(9.5)	(3.2)	(4.0)
Issuances of common stock	49.7	65.9	88.6
Excess income tax benefit from stock-based compensation activity	10.8	8.5	4.3
Purchases of common stock for treasury	(403.8)	(404.7)	(400.6)
Cash dividends paid	(418.9)	(399.3)	(378.6)
Distributions paid to noncontrolling interests in consolidated subsidiary	(0.7)	(0.5)	(0.4)
Other	(5.1)	(7.0)	(2.3)
Cash used in financing activities	(851.2)	(239.7)	(708.1)
Increase (decrease) in cash and cash equivalents	35.4	(42.8)	(138.1)
Cash and cash equivalents at beginning of year	32.4	75.2	213.3
Cash and cash equivalents at end of year	$67.8	$32.4	$75.2
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and energy services in the United States, as measured by revenue. During 2016, we managed and evaluated our operations through two field groups, Group 1 and Group 2, that we have identified as our reportable segments.
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
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2016 and 2015, there were net book credit balances of $67.9 million and $84.4 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2016	2015	2014
Balance at beginning of year	$46.7	$38.9	$38.3
Additions charged to expense	20.4	22.7	22.6
Accounts written-off	(23.1)	(14.9)	(22.0)
Balance at end of year	$44.0	$46.7	$38.9
Restricted Cash and Marketable Securities
As of December 31, 2016, we had $90.5 million of restricted cash and marketable securities of which $62.6 million supports our insurance programs for workers' compensation, commercial general liability, and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest
We capitalize interest on landfill cell construction and other construction or development projects if they meet the following criteria:

•	Total construction costs are $50,000 or greater;

•	The construction phase is one month or longer; and

•	The assets have a useful life of one year or longer.
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $6.2 million, $6.8 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2016, we had post-closure responsibility for 124 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We use a 1.8% inflation rate, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most waste industry participants.
These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate. The credit-adjusted, risk-free interest rate we used for liability recognition was 3.75% and 4.75% for the years ended December 31, 2016 and 2015, respectively, which was based on the estimated all-in yield we would have needed to offer to sell thirty-year debt in the public market. However, as part of the initial application of purchase accounting, our capping, closure and post-closure obligations acquired from Allied Waste Industries, Inc. (Allied) were recorded at their fair values as of the acquisition date, and were discounted using a rate of 9.75% due to market conditions at the time of the acquisition.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction related costs as expense currently in the period in which they are incurred.
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
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. We determined that our 2016 reportable segments are Group 1 and Group 2 and that our 2016 reporting units are our reportable segments. We allocated goodwill to the new reporting units and considered the implications of our restructuring on our reporting units used to measure for goodwill impairment, and we noted no indicators of goodwill impairment.
We test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.
During 2016, we managed and evaluated our operations through the two noted field groups: Group 1 and Group 2. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
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
We assign assets and liabilities from our corporate operating segment to our two reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.
In preparing our annual test for impairment as of October 1, 2016, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control.
As of October 1, 2016, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 80% on average and, therefore, we noted no indicators of impairment at our reporting units.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We use the flow-through method to account for investment tax credits earned on eligible development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned.
Defined Benefit Pension Plan
We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan). The Plan covers certain current and former employees of Allied in the United States, including some employees subject to collective bargaining agreements. The Plan’s benefit formula is based on a percentage of compensation as defined in the Plan document. However, the benefits of all current plan participants are frozen.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases
Share repurchases under our share repurchase authorization may be made through open market purchases or privately negotiated transactions at the current market prices. From time-to-time, we return treasury shares acquired through share repurchases to the status of authorized but unissued. Our accounting policy is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.
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
New Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which created Topic 606, Revenue from Contracts with Customers, and Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. The new standard requires the use of a five step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures regarding revenue recognition. Due to the complexity of the new standard, the FASB subsequently issued several amendments intended to clarify ASU 2014-09. In July 2015, the FASB voted to amend the guidance by approving a one-year deferral of the effective date. As such, Republic will adopt the standard beginning January 1, 2018. As we progress to adopt the standard we continually monitor clarifying interpretations.
The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We currently plan to adopt the standard using the modified retrospective approach and recognize a cumulative effect adjustment to Retained Earnings as of the date of adoption. Under ASU 2014-09, we will record revenue when control is transferred to the customer, generally at the time we provide waste collection services. We have begun to assess our 2016 operating results under ASU 2014-09 for our residential, small-container commercial, and large-container industrial collection businesses, and we do not anticipate a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard. We are currently evaluating the effect of adopting this guidance on our transfer, landfill, recycling and energy services lines of business, and we expect our 2016 operating results to remain significantly unchanged. In addition, we are assessing the effect this guidance may have on the recognition of costs we incur to obtain and fulfill our contracts, certain of which we currently expense as incurred.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires lessees to recognize lease assets and liabilities for most leases classified as operating leases under previous U.S. GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax benefit or expense in the consolidated statement of earnings. Previously, these amounts were recognized directly to shareholders' equity to the extent of previous excess tax benefits or windfalls. In the consolidated statement of cash flows, the excess tax benefit from equity-based compensation, previously classified as a financing activity, is now classified as an operating activity. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued, however, Republic will adopt the standard beginning January 1, 2017.
Had we adopted ASU 2016-09 as of January 1, 2016, our tax provision would have decreased by approximately $10.8 million for the year ended December 31, 2016. As this section of the ASU permits only prospective adoption, there would have been no effect on our 2015 or 2014 Consolidated Financial Statements. The sections of the ASU that relate to the Consolidated Statement of Cash Flows will also be adopted prospectively. Had we adopted as of January 1, 2016 our cash provided by operating activities in our Consolidated Statement of Cash Flows would have increased by $10.8 million for the year ended December 31, 2016 with a corresponding decrease in cash provided by financing activities for the same period. The other aspects of the ASU will not have a material effect on our results of operations, financial condition or cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The ASU will be applied using a retrospective transition method to each period presented. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This guidance clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied using a retrospective transition method to each period presented. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of Business. This guidance assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance provides a screen that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. Under this guidance, entities should perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Entities should recognize an impairment charge for the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, entities should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The ASU will be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.

3.	BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various waste businesses during the years ended December 31, 2016 and 2015.  The purchase price paid for these acquisitions and the allocations of the purchase price follow:

	2016	2015
Purchase price:
Cash used in acquisitions, net of cash acquired	$41.6	$572.7
Contingent consideration	—	70.6
Holdbacks	3.7	5.1
Fair value, future minimum lease payments	2.0	1.5
Total	$47.3	$649.9
Allocated as follows:
Accounts receivable	0.9	39.2
Landfill airspace	—	173.1
Property and equipment	18.1	158.4
Other assets	0.1	1.8
Accounts payable	—	(7.1)
Environmental remediation liabilities	(0.1)	(5.3)
Closure and post-closure liabilities	(0.2)	(27.0)
Other liabilities	(1.1)	(10.3)
Fair value of tangible assets acquired and liabilities assumed	17.7	322.8
Excess purchase price to be allocated	$29.6	$327.1
Excess purchase price to be allocated as follows:
Other intangible assets	$6.9	$14.8
Goodwill	22.7	312.3
Total allocated	$29.6	$327.1
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
In April 2015, we entered into a waste management contract with the County of Sonoma, California (Sonoma). Under the agreement, Sonoma grants us the exclusive right to use and operate the county's waste management facilities. We will operate and manage the Sonoma County Landfill for the remaining life of the site, which we estimate to be approximately 27 years. We also have assumed all closure and post-closure obligations for the site. In addition to the landfill, we will operate five transfer stations and a gas-to-energy plant. By entering this agreement, we have effectively obtained control of the business through contract. In exchange, we have agreed to pay a contingent concession fee per ton of waste disposed at the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the agreement is estimated to be between approximately $88 million and $177 million. For the fair value of the contingent consideration, see Note 16, Financial Instruments, to our consolidated financial statements.
In February 2015, we acquired all of the equity interests of Tervita, LLC (Tervita) in exchange for a cash payment of $476.6 million. Tervita provides waste services to a diverse customer base serving oil and natural gas producers and operates three types of waste management and disposal facilities: treatment, recovery and disposal facilities, engineered landfills and salt water disposal injection wells. We allocated $109.3 million of the purchase price to property and equipment, $85.5 million to

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

landfill airspace, and $7.2 million to intangible assets, and $21.0 million to net working capital. We also assumed $6.9 million of closure and post-closure obligations and $7.6 million of environmental remediation and other liabilities. Approximately $268 million of the remaining purchase price was allocated to goodwill.
Investments
In December 2016, we acquired a noncontrolling equity interest in a limited liability company that qualifies for a federal investment tax credit under Section 48 of the Internal Revenue Code. In exchange for our noncontrolling interest, we made a one-time capital contribution of $20.8 million, which was recorded to other long-term assets in our consolidated balance sheet. During 2016, we reduced the carrying value of this investment by $6.1 million as a result of tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreement. For further discussion of the income tax benefits, see Note 10, Income Taxes.
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally, in the second quarter, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The savings realized from these restructuring efforts will be reinvested in our customer-focused programs and initiatives. We expect our consolidation efforts to continue through 2017.
During 2016, we incurred $40.7 million of restructuring charges that consisted of severance and other employee termination benefits, employee relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $32.5 million related to these restructuring efforts. We expect to incur additional charges of approximately $15 million over the next year related to our field realignment, the consolidation of our customer service locations, and the redesign of our back-office functions. Substantially all of these restructuring charges will be recorded in our corporate segment.

4.	PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2016	2015
Land	$430.2	$425.4
Non-depletable landfill land	166.8	165.6
Landfill development costs	6,386.7	6,078.1
Vehicles and equipment	6,551.8	6,211.8
Buildings and improvements	1,160.1	1,098.6
Construction-in-progress - landfill	221.2	191.6
Construction-in-progress - other	35.7	25.5
	$14,952.5	$14,196.6
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(3,016.5)	$(2,723.0)
Vehicles and equipment	(3,931.4)	(3,555.0)
Buildings and improvements	(416.0)	(365.8)
	(7,363.9)	(6,643.8)
Property and equipment, net	$7,588.6	$7,552.8
Depreciation, amortization and depletion of property and equipment was $919.8 million, $898.7 million and $838.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2015	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2016
Group 1	$5,248.1	$10.2	$—	$(0.1)	$5,258.2
Group 2	5,897.4	12.5	(5.8)	0.9	5,905.0
Total	$11,145.5	$22.7	$(5.8)	$0.8	$11,163.2

	Balance as of December 31, 2014	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2015
Group 1	$5,235.4	$9.7	$—	$3.0	$5,248.1
Group 2	5,595.5	302.6	—	(0.7)	5,897.4
Total	$10,830.9	$312.3	$—	$2.3	$11,145.5
Adjustments to acquisitions during the years ended December 31, 2016 and 2015 primarily related to working capital and deferred taxes, which were recorded to goodwill in purchase accounting.
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 20 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2016
	Balance as of December 31, 2015	Acquisitions	Divestitures	Balance as of December 31, 2016	Balance as of December 31, 2015	Additions Charged to Expense	Divestitures	Balance as of December 31, 2016
Customer relationships, franchise and other municipal agreements	$651.6	$4.2	$(5.0)	$650.8	$(431.0)	$(62.4)	$0.9	$(492.5)	$158.3
Non-compete agreements	30.8	1.3	—	32.1	(22.1)	(3.2)	—	(25.3)	6.8
Other intangible assets	65.6	1.4	—	67.0	(48.5)	(1.3)	—	(49.8)	17.2
Total	$748.0	$6.9	$(5.0)	$749.9	$(501.6)	$(66.9)	$0.9	$(567.6)	$182.3

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2015
	Balance as of December 31, 2014	Acquisitions	Divestitures	Balance as of December 31, 2015	Balance as of December 31, 2014	Additions Charged to Expense	Divestitures	Balance as of December 31, 2015
Customer relationships, franchise and other municipal agreements	$641.2	$10.4	$—	$651.6	$(369.1)	$(61.9)	—	$(431.0)	$220.6
Non-compete agreements	26.8	4.0	—	30.8	(18.2)	(3.9)	—	(22.1)	8.7
Other intangible assets	65.2	0.4	—	65.6	(47.0)	(1.5)	—	(48.5)	17.1
Total	$733.2	$14.8	$—	$748.0	$(434.3)	$(67.3)	$—	$(501.6)	$246.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2016, amortization expense for each of the next five years is estimated as follows:

2017	$65.0
2018	52.5
2019	9.8
2020	7.5
2021	6.4

6.	OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2016	2015
Inventories	$44.0	$38.8
Prepaid expenses	74.5	66.1
Other non-trade receivables	31.4	34.6
Reinsurance receivable	15.0	12.5
Income tax receivable	51.5	78.5
Other current assets	5.5	4.5
Total	$221.9	$235.0
Other Assets
A summary of other assets as of December 31 follows:

	2016	2015
Deferred compensation plan	87.9	90.5
Amounts recoverable for capping, closure and post-closure obligations	27.7	25.9
Reinsurance receivable	69.7	44.0
Interest rate swaps and locks	32.4	16.5
Investments	24.8	10.1
Other	78.0	73.6
Total	$320.5	$260.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2016	2015
Accrued payroll and benefits	$195.4	$187.8
Accrued fees and taxes	131.2	126.5
Insurance reserves, current portion	143.9	127.7
Ceded insurance reserves, current portion	15.0	12.5
Accrued dividends	108.6	103.7
Current tax liabilities	1.4	0.5
Commodity and fuel hedge liabilities	5.9	41.0
Accrued professional fees and legal settlement reserves	49.2	44.2
Other	74.4	72.7
Total	$725.0	$716.6
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2016	2015
Deferred compensation plan	$88.3	$83.3
Pension and other post-retirement liabilities	6.7	12.1
Legal settlement reserves	1.7	24.7
Ceded insurance reserves	69.7	44.0
Withdrawal liability - multiemployer pension funds	11.7	6.1
Contingent consideration and acquisition holdbacks	66.0	78.0
Other	57.1	61.1
Total	$301.2	$309.3
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2016 and 2015 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $418.5 million and $405.8 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2016	2015	2014
Balance at beginning of year	$405.8	$416.6	$431.5
Additions charged to expense	410.3	360.4	354.8
Payments	(400.5)	(373.1)	(372.2)
Accretion expense	1.5	1.9	2.5
Premium written for third party risk assumed	23.4	—	—
Reclassified to ceded insurance reserves	(22.0)	—	—
Balance at end of year	418.5	405.8	416.6
Less: current portion	(143.9)	(127.7)	(118.6)
Long-term portion	$274.6	$278.1	$298.0

8.	LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2016, we owned or operated 192 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. Additionally, we had post-closure responsibility for 124 closed landfills.
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2016	2015
Landfill final capping, closure and post-closure liabilities	$1,224.6	$1,181.6
Environmental remediation	602.9	646.1
Total accrued landfill and environmental costs	1,827.5	1,827.7
Less: current portion	(142.7)	(149.8)
Long-term portion	$1,684.8	$1,677.9
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2016	2015	2014
Asset retirement obligation liabilities, beginning of year	$1,181.6	$1,144.3	$1,091.3
Non-cash additions	41.0	39.4	38.6
Acquisitions and other adjustments	0.8	27.1	3.8
Asset retirement obligation adjustments	(0.5)	(20.2)	(12.8)
Payments	(77.4)	(88.4)	(54.6)
Accretion expense	79.1	79.4	78.0
Asset retirement obligation liabilities, end of year	1,224.6	1,181.6	1,144.3
Less: current portion	(64.8)	(87.4)	(87.9)
Long-term portion	$1,159.8	$1,094.2	$1,056.4
We review our landfill asset retirement obligations at least annually. As a result, we recorded a net decrease in amortization expense of $6.5 million, $0.7 million and $13.3 million for 2016, 2015 and 2014, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $27.9 million as of December 31, 2016 and is included in restricted cash and marketable securities in our consolidated balance sheet.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected future payments for final capping, closure and post-closure as of December 31, 2016 follows:

2017	$64.8
2018	95.0
2019	89.8
2020	78.1
2021	75.0
Thereafter	5,833.1
$6,235.8
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2016 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2016 would be approximately $377 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2016	2015	2014
Environmental remediation liabilities, beginning of year	$646.1	$697.5	$551.7
Net additions charged to expense	(1.6)	(1.6)	219.1
Payments	(66.8)	(80.0)	(99.4)
Accretion expense (non-cash interest expense)	23.4	24.9	25.3
Acquisitions and other	1.8	5.3	0.8
Environmental remediation liabilities, end of year	602.9	646.1	697.5
Less: current portion	(77.9)	(62.4)	(76.4)
Long-term portion	$525.0	$583.7	$621.1
The expected undiscounted future payments for remediation costs as of December 31, 2016 follows:

2017	$77.9
2018	74.9
2019	65.9
2020	63.7
2021	46.3
Thereafter	493.0
$821.7
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2016, we paid $23.0 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2016, the remediation liability recorded for this site is $197.2 million, of which $26.4 million is expected to be paid during 2017. We believe the remaining reasonably possible high end of our range would be approximately $156 million higher than the amount recorded as of December 31, 2016.
During 2015, we collected an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations during the year ended December 31, 2015.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DEBT
The carrying value of our notes payable, capital leases and long-term debt as of December 31, 2016 and 2015 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		2016			2015
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$19.0	$—	$19.0
Puerto Rico Uncommitted Facility	Variable	—	—	—	—	—	—
June 2019	Variable	140.0	—	140.0	—	—	—
May 2021	Variable	70.0	—	70.0	—	—	—
Senior notes:
May 2018	3.800	700.0	(1.2)	698.8	700.0	(2.0)	698.0
September 2019	5.500	650.0	(3.3)	646.7	650.0	(4.4)	645.6
March 2020	5.000	850.0	(2.6)	847.4	850.0	(3.4)	846.6
November 2021	5.250	600.0	(1.9)	598.1	600.0	(2.3)	597.7
June 2022	3.550	850.0	(5.6)	844.4	850.0	(6.5)	843.5
May 2023	4.750	550.0	3.5	553.5	550.0	9.4	559.4
March 2025	3.200	500.0	(5.4)	494.6	500.0	(6.0)	494.0
June 2026	2.900	500.0	(5.5)	494.5	—	—	—
March 2035	6.086	181.9	(15.4)	166.5	275.7	(23.9)	251.8
March 2040	6.200	399.9	(3.9)	396.0	650.0	(6.6)	643.4
May 2041	5.700	385.7	(5.6)	380.1	600.0	(8.9)	591.1
Debentures:
May 2021	9.250	35.3	(1.1)	34.2	35.3	(1.4)	33.9
September 2035	7.400	148.1	(35.2)	112.9	165.2	(39.9)	125.3
Tax-exempt:
2019 - 2044	0.750 - 5.625	1,079.1	(6.4)	1,072.7	1,079.1	(7.0)	1,072.1
Capital leases:
2017 - 2046	3.980 - 12.203	108.5	—	108.5	111.5	—	111.5
Total Debt		$7,748.5	$(89.6)	7,658.9	$7,635.8	$(102.9)	7,532.9
Less: current portion				(5.8)			(5.5)
Long-term portion				$7,653.1			$7,527.4
Loss on Extinguishment of Debt and Other Related Costs
During 2016, we incurred a loss on the early extinguishment of debt and other related costs. We paid a cash premium of $148.1 million, early tender consideration of $28.7 million and $1.6 million of legal and other fees. We also incurred a non-cash charge related to the proportional share of unamortized discounts and deferred issuance costs of $17.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $7.2 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the charges incurred during the year ended December 31, 2016:

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
Our Credit Facilities are subject to facility fees based on applicable rates defined in the credit facility agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,543.1 million and $1,727.7 million as of December 31, 2016 and 2015, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2016, we had $210.0 million of borrowings under our Credit Facilities and no borrowings as of December 31, 2015. We had $478.4 million and $503.3 million of letters of credit outstanding under our Credit Facilities, as of December 31, 2016 and 2015, respectively.
During 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2016, we had no borrowings and as of December 31, 2015, we had $19.0 million of borrowings under our Uncommitted Credit Facility.
In January 2015, we entered into a $20.0 million uncommitted credit facility agreement (the Puerto Rico Uncommitted Facility) that matured in January 2016.
Senior Notes and Debentures
During 2016, we priced cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035 and 6.09% Notes due March 2035 (collectively "Existing Notes"), subject to priority levels and the other terms and conditions set forth in the Offer to Purchase. During 2016, we priced an offering of $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.90% Notes closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million.
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
Tax-Exempt Financings
As of December 31, 2016 and 2015, we had $1,072.7 million and $1,072.1 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $108.5 million and $111.5 million as of December 31, 2016 and 2015, respectively, with maturities ranging from 2017 to 2046.
Future Maturities of Debt
Aggregate principal maturities of notes payable, capital leases and other long-term debt as of December 31, 2016 follow:

2017	$5.1
2018	705.7
2019	829.9
2020	926.3
2021	837.5
Thereafter	4,444.0
$7,748.5
Interest Expense and Interest Paid
Interest paid was $330.2 million, $327.6 million and $320.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The components of interest expense follow:

	2016	2015	2014
Interest expense on debt and capital lease obligations	$324.1	$324.6	$310.3
Accretion of debt discounts	7.6	7.4	6.6
Accretion of remediation liabilities and other	45.8	39.7	38.2
Less: capitalized interest	(6.2)	(6.8)	(6.4)
Total interest expense	$371.3	$364.9	$348.7
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2016, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of December 31, 2016 and 2015, the interest rate swap agreements are reflected at their fair value of $12.1 million and $16.5 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $6.3 million, $7.5 million and $7.7 million, respectively, during 2016, 2015 and 2014 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the years ended December 31, 2016, 2015 and 2014, we recognized a (gain) loss of $(6.3) million, $0.8 million and $12.6 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting loss (gain) of $4.4 million, $(2.3) million and $(14.1) million, respectively, on the related interest rate swaps. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
During 2016, we entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of December 31, 2016 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair value of the outstanding interest rate locks as of December 31, 2016 was $20.2 million and was recorded in other long-term assets in our consolidated balance sheet. As of December 31, 2016, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive income (loss), net of tax, was $12.2 million.
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
As of December 31, 2016 and 2015, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive loss, net of tax, was $13.4 million and $19.4 million as of December 31, 2016 and 2015, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize $1.6 million of net interest expense over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the years ended December 31, 2016, 2015 and 2014 was $9.8 million, $2.5 million and $2.7 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2016	2015	2014
Current:
Federal	$299.5	$337.6	$328.1
State	34.6	38.4	39.7
Deferred:
Federal	44.9	91.5	(13.3)
State	2.3	25.2	7.5
State deferred benefit - change in valuation allowance	(1.4)	(10.5)	(3.2)
Uncertain tax positions and interest, and other	(27.2)	(36.7)	(21.4)
Provision for income taxes	$352.7	$445.5	$337.4
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	4.3	3.0
Change in valuation allowance	(0.1)	(0.9)	(0.4)
Non-deductible expenses	0.9	0.6	0.9
Uncertain tax position taxes and interest	(0.1)	(1.5)	(0.4)
Investment tax credits	(1.1)	—	—
Other, net	(1.2)	(0.2)	—
Effective income tax rate	36.5%	37.3%	38.1%
Our 2016 tax provision was reduced by approximately $13 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state rates due to changes in estimates.
In addition, during 2016 we acquired a noncontrolling interest in a limited liability company that qualifies for a federal investment tax credit under Section 48 of the Internal Revenue Code. Our 2016 tax provision was reduced by approximately $10 million mostly due to a federal tax credit related to this investment, which was recognized currently and not deferred. We account for this investment using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in “Loss from unconsolidated equity method investment” within our Consolidated Statements of Income.
Our 2015 tax provision was reduced by approximately $17 million due to the resolution of outstanding tax matters in various states and Puerto Rico. Our 2014 tax provision was reduced by approximately $5 million due to the realization of tax credits and lower state rates due to changes in estimates.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset and liability as of December 31 follow:

	2016	2015
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(1,058.7)	$(1,050.9)
Difference between book and tax basis of intangible assets	(711.6)	(713.4)
Basis difference due to redemption of partnership interests	(130.1)	(128.9)
Total liabilities	$(1,900.4)	$(1,893.2)
Deferred tax assets relating to:
Environmental reserves	$449.2	$461.7
Accruals not currently deductible	177.8	210.8
Net operating loss carryforwards	103.3	103.5
Difference between book and tax basis of other assets	44.5	71.3
Other	17.4	14.8
Total assets	792.2	862.1
Valuation allowance	(62.3)	(63.7)
Net deferred tax asset	729.9	798.4
Net deferred tax liabilities	$(1,170.5)	$(1,094.8)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2016	2015	2014
Valuation allowance, beginning of year	$63.7	$73.9	$76.9
Additions charged to provision for income taxes	0.3	0.3	0.2
Deferred tax assets realized or written-off	(1.4)	(10.5)	(3.2)
Other, net	(0.3)	—	—
Valuation allowance, end of year	$62.3	$63.7	$73.9
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
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $100.5 million available as of December 31, 2016. These state net operating loss carryforwards expire at various times between 2017 and 2036. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2016, we have provided a valuation allowance of $59.8 million. Also as of December 31, 2016, we have provided a valuation allowance of $2.5 million for certain other deferred tax assets.
Deferred income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of approximately $48 million as of December 31, 2016 as such earnings are considered to be permanently reinvested. This amount would

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

become taxable upon a repatriation of assets or a sale or liquidation of the subsidiaries. If such an event were to occur, we would incur approximately $17 million of federal income taxes.
We made income tax payments (net of refunds received) of approximately $265 million, $321 million and $382 million for 2016, 2015 and 2014, respectively.
Income taxes paid in 2016 and 2015 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015. This legislation extends bonus depreciation for property placed in service through 2019. Bonus depreciation deductions for assets placed in service in 2015 to 2017 is 50% of the capitalized value and later decreases to 40% in 2018 and 30% in 2019.
Income taxes paid in 2014 reflect the favorable tax depreciation provisions of the Tax Increase Protection Act of 2014, signed into law in December 2014. This legislation extended 50% bonus depreciation for property placed in service during 2014.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2013. We are currently under state examination or administrative review in various jurisdictions for tax years 2003 to 2015.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2016	2015	2014
Balance at beginning of year	$47.0	$70.1	$72.0
Additions based on tax positions related to current year	—	0.2	0.8
Additions for tax positions of prior years	0.1	1.4	5.0
Reductions for tax positions of prior years	(0.7)	(10.2)	(6.0)
Reductions for tax positions resulting from lapse of statute of limitations	(0.3)	(0.6)	(0.2)
Settlements	—	(13.9)	(1.5)
Balance at end of year	$46.1	$47.0	$70.1
During 2016, we resolved tax matters in various states which reduced our gross unrecognized tax benefits by $1.0 million.
During 2015, we settled tax matters in various states and Puerto Rico which reduced our gross unrecognized tax benefits by $13.9 million.
During 2014, we settled tax matters in various jurisdictions and reduced our gross unrecognized tax benefits by $1.5 million.
Included in our gross unrecognized tax benefits as of December 31, 2016 and 2015 are $30.0 million and $30.5 million, respectively, of unrecognized tax benefits (net of the federal benefit on state matters) that, if recognized, would affect our effective income tax rate in future periods.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $1.0 million during 2016 and, in total as of December 31, 2016, have recognized a liability for penalties of $0.5 million and interest of $11.6 million.
During 2015, we recorded interest expense of approximately $1.2 million and, in total as of December 31, 2015, had recognized a liability for penalties of $0.5 million and interest of $10.3 million. During 2014, we accrued interest of approximately $1.5 million and, in total as of December 31, 2014, had recognized a liability for penalties of $0.5 million and interest of $18.7 million.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In February 2007, our board of directors approved the 2007 Stock Incentive Plan (the 2007 Plan), and in May 2007 our shareholders ratified the 2007 Plan. In March 2011, our board of directors approved the Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated 2007 SIP), and in May 2011 our shareholders ratified the Amended and Restated 2007 SIP. In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Republic Amended and Restated 2007 SIP), and in May 2013 our shareholders ratified the Republic Amended and Restated 2007 SIP (the 2007 Plan, the Amended and Restated 2007 SIP, and the Republic Amended and Restated 2007 SIP are collectively referred to in this Form 10-K as the Amended and Restated 2007 Stock Incentive Plan). We currently have approximately 14.9 million shares of common stock reserved for future grants under the Amended and Restated 2007 Stock Incentive Plan.
Options granted under the Amended and Restated 2007 Stock Incentive Plan are non-qualified and are granted at a price equal to the fair market value of our common stock at the date of grant. Generally, options granted have a term of seven to ten years from the date of grant, and vest in increments of 25% per year over a period of four years beginning on the first anniversary date of the grant. Options granted to non-employee directors have a term of ten years and are fully vested at the grant date.
In December 2008, the board of directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan) (the 2006 Plan). Allied’s shareholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect Republic as the new sponsor of the 2006 Plan, to reflect that any references to shares of common stock are to shares of common stock of Republic, and to adjust outstanding awards and the number of shares available under the 2006 Plan to reflect the Allied acquisition. The 2006 Plan, as amended and restated, provided for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the Allied acquisition. No further awards will be made under the 2006 Plan.
Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We use historical data to estimate future option exercises, forfeitures (at 3.0%) and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. We did not grant stock options during the years ended December 31, 2016 and 2015. The weighted-average estimated fair value of stock options granted during the year ended December 31, 2014 was $5.74 per option, which was calculated using the following weighted-average assumptions:

2014
Expected volatility	27.5%
Risk-free interest rate	1.4%
Dividend yield	3.2%
Expected life (in years)	4.6
Contractual life (in years)	7.0

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2013	10.5	$28.91
Granted	0.5	33.76
Exercised	(3.0)	27.98		$24.5
Forfeited or expired	(0.4)	31.02
Outstanding as of December 31, 2014	7.6	29.49
Granted	—	—
Exercised	(2.4)	28.14		$31.2
Forfeited or expired	(0.2)	30.39
Outstanding as of December 31, 2015	5.0	30.08
Granted	—	—
Exercised	(1.7)	29.45		$33.0
Forfeited or expired	(0.1)	31.46
Outstanding as of December 31, 2016	3.2	$30.35	2.4	$85.2
Exercisable as of December 31, 2016	2.5	$29.97	2.2	$69.0
Compensation Expense
During the years ended December 31, 2016, 2015 and 2014, compensation expense for stock options was $0.6 million, $2.5 million and $6.3 million, respectively.
As of December 31, 2016, total unrecognized compensation expense related to outstanding stock options was $0.1 million, which will be recognized over a weighted average period of 0.5 years. The total fair value of stock options that vested in 2016, 2015 and 2014 was $5.7 million, $9.0 million and $12.5 million, respectively.
We classified excess tax benefits of $10.8 million, $8.5 million and $4.3 million as cash flows from financing activities for 2016, 2015 and 2014, respectively. All other tax benefits related to stock options have been presented as a component of cash flows from operating activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2016, 2015 and 2014:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2013	997.0	$28.48
Granted	784.9	33.38
Vested and issued	(258.4)	28.07
Forfeited	(67.3)	33.14
Unissued as of December 31, 2014	1,456.2	24.07
Granted	722.5	39.12
Vested and issued	(405.1)	30.56
Forfeited	(46.3)	36.44
Unissued as of December 31, 2015	1,727.3	34.15
Granted	640.4	45.01
Vested and issued	(370.6)	30.03
Forfeited	(173.3)	38.77
Unissued as of December 31, 2016	1,823.8	$37.49	0.9	$104.0
Vested and unissued as of December 31, 2016	628.2	$31.25
During 2016, we awarded our non-employee directors 49,823 RSUs, which vested immediately. During 2016, we awarded 543,664 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 46,881 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
During 2015, we awarded our non-employee directors 75,000 RSUs, which vested immediately. During 2015, we awarded 599,356 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 48,163 RSUs were earned as dividend equivalents.
During 2014, we awarded our non-employee directors 86,425 RSUs, which vested immediately. During 2014, we awarded 657,476 RSUs to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 41,032 RSUs were earned as dividend equivalents.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During 2016, 2015 and 2014, compensation expense related to RSUs totaled $17.4 million, $15.6 million and $11.1 million, respectively. As of December 31, 2016, total unrecognized compensation expense related to outstanding RSUs was $32.2 million, which will be recognized over a weighted average period of 2.6 years.
Performance Shares
During the years ended December 31, 2016 and 2015, we awarded 168,786 and 140,443 performance shares (PSUs) to our named executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the year ended December 31, 2016, we awarded 221,958 PSUs to our employees other than our named executive officers. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the year ended December 31, 2016:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	—	$—
Granted	143.4	38.69
Vested and issued	—	—
Forfeited	—	—
Outstanding as of December 31, 2015	143.4	$38.69
Granted	401.2	46.27
Vested and issued	—	—
Forfeited	(39.8)	43.60
Outstanding as of December 31, 2016	504.8	$44.40
During 2016, 10,454 PSUs accumulated as dividend equivalents and are included in the table above as granted. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
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
During 2016 and 2015, compensation expense related to PSUs totaled $8.6 million and $1.8 million, respectively. As of December 31, 2016, total unrecognized compensation expense related to outstanding PSUs was $14.3 million, which will be recognized over a weighted average period of 1.7 years.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2016 or 2015.
We must separately recognize the overfunded or underfunded status of the Plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the Plan assets. The PBO is the present value of benefits earned to date by Plan participants, including the effect of assumed future salary increases, if any. The PBO is equal to the accumulated benefit obligation (ABO) as the plan is frozen, and the present value of liabilities are not affected by future salary increases. We use a measurement date that coincides with our year end of December 31.
The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2016	2015
Accumulated benefit obligation	$239.1	$251.6
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$251.6	$276.8
Interest cost	10.1	9.9
Actuarial (gain) loss	(4.9)	(17.1)
Benefits paid	(17.7)	(18.0)
Projected benefit obligation at end of year	$239.1	$251.6
Change in plan assets:
Fair value of plan assets at beginning of year	$246.2	$272.6
Actual return on plan assets	18.3	(5.5)
Estimated expenses	(1.5)	(2.9)
Benefits paid	(17.7)	(18.0)
Fair value of plan assets at end of year	$245.3	$246.2
Over (under) funded status	$6.2	$(5.4)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets (liabilities)	$6.2	$(5.4)
Net amount recognized	$6.2	$(5.4)
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.07%	4.19%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2016 and 2015 were $27.3 million and $16.9 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$1.5	$2.9	$2.8
Interest cost	10.1	9.9	11.3
Expected return on plan assets	(13.0)	(14.7)	(16.4)
Recognized net actuarial gain	—	—	(1.0)
Amortization of prior service cost	0.1	0.1	0.1
Settlement income	—	—	—
Net periodic benefit cost	$(1.3)	$(1.8)	$(3.2)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.19%	3.70%	4.50%
Expected return on plan assets	5.56%	5.64%	6.35%
Rate of compensation increase	N/A	N/A	N/A
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
The following table summarizes our target asset allocation for 2016 and actual asset allocation as of December 31, 2016 and 2015 for our Plan:

	Target Asset Allocation	2016 Actual Asset Allocation	2015 Actual Asset Allocation
Debt securities	72%	72%	72%
Equity securities	28	28	28
Total	100%	100%	100%
For 2017, the investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 5.56%. While we believe we can achieve a long-term average return of 5.56%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2016 and 2015:

		Fair Value Measurements Using
	Total as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$5.0	$5.0	$—	$—
Mutual funds	240.3	—	240.3	—
Total assets	$245.3	$5.0	$240.3	$—

		Fair Value Measurements Using
	Total as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$2.9	$2.9	$—	$—
Mutual funds	242.7	—	242.7	—
Limited partnerships	0.6	—	—	0.6
Total assets	$246.2	$2.9	$242.7	$0.6
Estimated future benefit payments for the next ten years under the Plan follow:

2017	$19.3
2018	18.6
2019	18.1
2020	17.4
2021	17.7
2022 through 2026	80.8
Collective Bargaining Agreements
As of December 31, 2016, approximately 27% of our workforce was represented by various labor unions, and approximately 8% of our workforce was covered by collective bargaining agreements (CBAs) that are set to expire during 2017.
Multiemployer Pension Plans
We contribute to 26 multiemployer pension plans under CBAs covering union-represented employees. As of December 31, 2016, approximately 20% of our total current employees were participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the Pension Protection Act (PPA). The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the PPA, we cannot determine the amount of assessments we may be subject to, if any. Accordingly, we cannot presently determine the effect that the PPA may have on our consolidated financial position, results of operations or cash flows.
Furthermore, under current law regarding multiemployer benefit plans, a plan’s termination, our voluntary withdrawal (which we consider from time to time), or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. It is possible that there may be a mass withdrawal of employers contributing to these plans or plans may

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminate in the near future. We could have adjustments to our estimates for these matters in the near term that could have a material effect on our consolidated financial position, results of operations and cash flows.
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2016 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $2.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2016 and 2015 is for the plans’ year ended September 30 or December 31, 2015 and 2014, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the “critical” red zone are generally less than 65% funded, plans in the “endangered” yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. The last column lists the expiration dates of the CBAs to which the plans are subject. There have been no significant changes that affect the comparability of the 2016, 2015 and 2014 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2015	2014	Implemented	2016	2015	2014	Imposed	of CBAs
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Safe	Safe	Implemented	9.3	10.2	9.2	No	Various dates through 1/31/19
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	36.3	33.4	30.8	No	Various dates through 9/30/21
New England Teamsters & Trucking Industry Pension	04-6372430	Critical	Critical	Implemented	2.8	2.4	1.8	No	6/30/2020
Midwest Operating Engineers Pension Fund	36-6140097	Endangered	Endangered	Implemented	2.0	2.0	1.9	No	Various dates through 11/30/17
Individually significant plans					50.4	48.0	43.7
All other plans	N/A	N/A	N/A	N/A	9.3	8.9	8.1	N/A
Total					$59.7	$56.9	$51.8
We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2016.
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
In December 2015 we settled outstanding liabilities with respect to the withdrawal events and paid $139.0 million to the Fund. The settlement of the withdrawal liability was based on negotiations and discussions between Republic and the Fund. As of December 31, 2016, the settlement has been paid and we have no remaining liability for our withdrawal from the Fund.
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
Total expense recorded for matching 401(k) contributions in 2016, 2015 and 2014 was $40.9 million, $37.3 million and $32.1 million, respectively.

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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $87.9 million and $90.5 million as of December 31, 2016 and 2015, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $88.3 million and $83.3 million as of December 31, 2016 and 2015, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2016, 2015 and 2014, issuances under this plan totaled 130,085 shares, 141,055 shares and 139,941 shares, respectively. As of December 31, 2016, shares reserved for issuance to employees under this plan totaled 0.5 million and Republic held employee contributions of approximately $1.5 million for the purchase of common stock.

12.	STOCK REPURCHASES AND DIVIDENDS
Stock Repurchases
Stock repurchase activity during the years ended December 31, 2016 and 2015 follows (in millions except per share amounts):

	2016	2015
Number of shares repurchased	8.4	9.8
Amount paid	$403.8	$404.7
Weighted average cost per share	$48.56	$41.39
As of December 31, 2016, there were no repurchased shares pending settlement.
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization, which now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2016, the October 2015 repurchase program had remaining authorized purchase capacity of $451.7 million.
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

Dividends
In October 2016, our board of directors approved a quarterly dividend of $0.32 per share. Cash dividends declared were $423.8 million, $404.3 million and $383.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we recorded a quarterly dividend payable of $108.6 million to shareholders of record at the close of business on January 3, 2017.

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
Earnings per share for the years ended December 31, 2016, 2015, and 2014 are calculated as follows (in thousands, except per share amounts):

	2016	2015	2014
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$612,588	$749,906	$547,600
Weighted average common shares outstanding	343,024	349,984	356,673
Basic earnings per share	$1.79	$2.14	$1.54
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$612,588	$749,906	$547,600
Weighted average common shares outstanding	343,024	349,984	356,673
Effect of dilutive securities:
Options to purchase common stock	1,076	1,255	1,350
Unvested RSU awards	190	137	84
Unvested PSU awards	100	12	—
Weighted average common and common equivalent shares outstanding	344,390	351,388	358,107
Diluted earnings per share	$1.78	$2.13	$1.53
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	9	274

14.	SEGMENT REPORTING
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Following our restructuring, our senior management now evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and portions of the mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern and portions of the mid-western United States, and the eastern seaboard of the United States.
We manage and evaluate our operations through the two field groups, Group 1 and Group 2. These two groups are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments for the years ended December 31, 2016, 2015 and 2014 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2016:
Group 1	$5,222.9	$(1,037.6)	$4,185.3	$414.4	$895.5	$446.0	$9,163.3
Group 2	5,930.0	(916.5)	5,013.5	538.7	1,026.9	346.4	9,901.3
Corporate entities	202.5	(13.6)	188.9	117.1	(384.9)	135.4	1,565.0
Total	$11,355.4	$(1,967.7)	$9,387.7	$1,070.2	$1,537.5	$927.8	$20,629.6
2015:
Group 1	$5,032.3	$(1,006.4)	$4,025.9	$398.9	$857.2	$430.7	$9,183.7
Group 2	5,803.4	(878.9)	4,924.5	542.6	953.5	352.2	9,909.0
Corporate entities	177.8	(13.2)	164.6	108.5	(251.9)	162.7	1,443.2
Total	$11,013.5	$(1,898.5)	$9,115.0	$1,050.0	$1,558.8	$945.6	$20,535.9
2014:
Group 1	$4,795.0	$(959.1)	$3,835.9	$368.9	$826.0	$475.2	$9,237.8
Group 2	5,638.5	(849.3)	4,789.2	507.3	938.6	329.7	9,504.2
Corporate entities	192.8	(14.6)	178.2	108.7	(531.5)	57.6	1,310.4
Total	$10,626.3	$(1,823.0)	$8,803.3	$984.9	$1,233.1	$862.5	$20,052.4
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, closed landfills and other administrative functions. During 2016 and 2014, we completed various refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs. See Note 9, Debt. During the years ended December 31, 2015 and 2014, environmental remediation charges and recoveries were incurred at our closed Bridgeton Landfill in Missouri. During 2014, we recorded charges related to our withdrawal from the Central States, Southeast and Southwest Areas Pension Fund and reached a settlement during 2015.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2016		2015		2014
Collection:
Residential	$2,239.7	23.9%	$2,242.3	24.6%	$2,193.6	24.9%
Small-container commercial	2,877.5	30.7	2,799.9	30.7	2,723.3	30.9
Large-container industrial	1,975.8	21.0	1,890.2	20.7	1,784.0	20.3
Other	38.2	0.4	39.8	0.4	37.2	0.4
Total collection	7,131.2	76.0	6,972.2	76.4	6,738.1	76.5
Transfer	1,157.6		1,112.7		1,062.6
Less: intercompany	(694.1)		(682.3)		(654.4)
Transfer, net	463.5	4.9	430.4	4.7	408.2	4.6
Landfill	2,083.6		2,036.4		1,975.8
Less: intercompany	(962.4)		(951.9)		(928.1)
Landfill, net	1,121.2	11.9	1,084.5	11.9	1,047.7	11.9
Energy services	76.4	0.8	95.8	1.1	38.7	0.5
Other:
Sale of recycled commodities	420.4	4.5	372.0	4.1	405.8	4.6
Other non-core	175.0	1.9	160.1	1.8	164.8	1.9
Total other	595.4	6.4	532.1	5.9	570.6	6.5
Total revenue	$9,387.7	100.0%	$9,115.0	100.0%	$8,803.3	100.0%
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

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
A summary of changes in accumulated other comprehensive loss (income), net of tax, by component, for the years ended December 31, 2016, 2015 and 2014 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Total
Balance as of December 31, 2013	$19.3	$(22.3)	$(3.0)
Other comprehensive loss before reclassifications	23.8	9.3	33.1
Amounts reclassified from accumulated other comprehensive income	(1.2)	—	(1.2)
Net current-period other comprehensive loss	22.6	9.3	31.9
Balance as of December 31, 2014	41.9	(13.0)	28.9
Other comprehensive loss before reclassifications	18.4	1.9	20.3
Amounts reclassified from accumulated other comprehensive loss	(18.7)	—	(18.7)
Net current-period other comprehensive loss (income)	(0.3)	1.9	1.6
Balance as of December 31, 2015	41.6	(11.1)	30.5
Other comprehensive income before reclassifications	(11.8)	(6.4)	(18.2)
Amounts reclassified from accumulated other comprehensive income	(26.5)	—	(26.5)
Net current-period other comprehensive income	(38.3)	(6.4)	(44.7)
Balance as of December 31, 2016	$3.3	$(17.5)	$(14.2)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of reclassifications out of accumulated other comprehensive loss (income) for the years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014
Details about Accumulated Other Comprehensive Loss (Income) Components	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)			Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Fuel hedges	$(34.1)	$(28.5)	$0.7	Cost of operations
Interest rate contracts	(9.8)	(2.5)	(2.7)	Interest expense
	(43.9)	(31.0)	(2.0)	Total before tax
	17.4	12.3	0.8	Tax benefit (expense)
	(26.5)	(18.7)	(1.2)	Net of tax
Total loss reclassified into earnings	$(26.5)	$(18.7)	$(1.2)

16.	FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of December 31, 2016:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2017	12,000,000	$2.92
2018	3,000,000	2.61
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of December 31, 2016 and 2015 were current liabilities of $2.7 million and $37.8 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in a gain of $0.8 million for the year ended December 31, 2016, and a loss of $0.4 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively, and have been recorded in other income, net in our consolidated statements of income.
Total gain (loss) recognized in other comprehensive income (loss) for fuel hedges (the effective portion) was $20.7 million, $(2.0) million and $(24.2) million, for the years ended December 31, 2016, 2015 and 2014, respectively. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated containers and old newsprint. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During 2016, we entered into multiple agreements related to the forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges).

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
The following table summarizes our outstanding costless collar hedges for OCC as of December 31, 2016:

Year	Tons Hedged	Weighted Average Floor Strike Price per Ton	Weighted Average Cap Strike Price per Ton
2017	120,000	$81.50	$120.00
2018	120,000	81.50	120.00
Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy). We had no outstanding recycling commodity hedges as of December 31, 2015.
The aggregated fair values of the outstanding recycling commodity hedges as of December 31, 2016 were current liabilities of $0.8 million, and have been recorded in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other income, net in our consolidated statements of income for the ineffective portion of the changes in fair values during the years ended December 31, 2016, 2015 and 2014.
Total loss recognized in other comprehensive income for recycling commodity hedges (the effective portion) was $(0.5) million for the year ended December 31, 2016. No amount was recognized in other comprehensive income for 2015. Total gain recognized in other comprehensive income for recycling commodity hedges (the effective portion) was $0.1 million for the year ended December 31, 2014.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2016 and 2015, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2016
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$23.8	$23.8	$23.8	$—	$—
Bonds - restricted cash and marketable securities and other assets	57.6	57.6	—	57.6	—
Interest rate swaps - other assets	12.1	12.1	—	12.1	—
Total assets	$93.5	$93.5	$23.8	$69.7	$—
Liabilities:
Fuel hedges - other accrued liabilities	$2.7	$2.7	$—	$2.7	$—
Commodity hedges - other accrued liabilities	0.8	0.8	—	0.8	—
Contingent consideration - other long-term liabilities	68.9	$68.9	$—	$—	$68.9
Total liabilities	$72.4	$72.4	$—	$3.5	$68.9

	December 31, 2015
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.3	56.3	—	56.3	—
Interest rate swaps - other assets	16.5	16.5	—	16.5	—
Total assets	$115.8	$115.8	$43.0	$72.8	$—
Liabilities:
Fuel hedges - other accrued liabilities	$37.8	$37.8	$—	$37.8	$—
Contingent consideration - other long-term liabilities	69.6	69.6	—	—	69.6
Total liabilities	$107.4	$107.4	$—	$37.8	$69.6
Total Debt
As of December 31, 2016, the carrying value of our total debt was $7.7 billion and the fair value of our total debt was $8.3 billion. As of December 31, 2015, the carrying value of our total debt was $7.5 billion and the fair value of our total debt was $8.2 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2016 and 2015.  See Note 9, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. See Note 3, Business Acquisitions, for further information related to our acquisition. As of December 31, 2016, the Sonoma contingent consideration represents the fair value of $68.9 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 27 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $88 million and $177 million. During 2016, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $48 million relating to our outstanding legal proceedings as of December 31, 2016. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $45 million higher than the amount recorded as of December 31, 2016.
Lease Commitments
We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to 30 years. Rent expense during the years ended December 31, 2016, 2015 and 2014 was $56.8 million, $53.6 million and $49.1 million, respectively.
Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2016 are as follows:

2017	$34.7
2018	32.2
2019	29.6
2020	27.3
2021	25.1
Thereafter	85.5
$234.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unconditional Purchase Commitments
Royalties
We have entered into agreements to pay royalties to prior landowners, lessors or host communities, based on, among other things, revenue received and waste tonnage disposed at specified landfills. These royalties are generally payable quarterly and amounts incurred, but not paid, are accrued in our consolidated balance sheets. Royalties are accrued as revenue is received or tonnage is disposed of, as applicable, in the landfills.
Disposal Agreements
We have several agreements that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2016 are as follows:

2017	$224.0
2018	73.1
2019	57.1
2020	35.3
2021	24.3
Thereafter	348.2
$762.0
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
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2016	2015
Letters of credit	$503.4	$548.1
Surety bonds	3,109.3	3,055.8
The outstanding letters of credit used $478.4 million and $503.3 million as of December 31, 2016 and 2015, respectively, of availability under our Credit Facilities. Surety bonds subject to expiration will expire on various dates through 2024.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2016	2015
Financing proceeds	$—	$2.1
Holdback escrow	—	16.8
Capping, closure and post-closure obligations	27.9	27.3
Insurance	62.6	54.1
Total restricted cash and marketable securities	$90.5	$100.3
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,225.5 million were outstanding as of December 31, 2016. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit. There were no letters of credit outstanding as of December 31, 2016 and 2015 associated with these reimbursement obligations.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Revenue	$2,248.6	$2,350.7	$2,409.3	$2,379.1
Operating income	345.5	382.1	417.9	392.0
Net income	156.9	181.0	85.7	189.6
Net income attributable to Republic Services, Inc.	156.7	180.8	85.6	189.5
Diluted earnings per common share(1)	0.45	0.52	0.25	0.55
2015:
Revenue	$2,169.4	$2,311.4	$2,344.0	$2,290.2
Operating income	372.8	389.2	442.9	353.9
Net income	172.5	190.3	215.2	172.4
Net income attributable to Republic Services, Inc.(1)	172.4	190.3	215.0	172.3
Diluted earnings per common share	0.49	0.54	0.61	0.49
(1) Line items in these rows do not total to amounts reported in the consolidated statements of income due to rounding.
During the third quarter of 2016, we incurred a loss on the early extinguishment of debt and other related costs of $203.4 million. See Note 9, Debt, for a summary of these charges. During the first quarter of 2016, we recorded charges of $5.6 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico.
During the fourth quarter of 2015, we recorded charges of $4.1 million for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico, as well as $0.4 million of related legal charges. During the third quarter of 2015, we recorded a reduction to remediation expenses of $50.0 million related to an insurance recovery at our closed Bridgeton Landfill.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2016, based on the specified criteria.
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
Information required by this item is incorporated by reference to the material appearing under the headings “Proposal 1 - Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Shareholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2016 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	5.5	$30.56	30.9
Equity compensation plans not approved by security holders	—	—	—
Total	5.5	$30.56	30.9
 ____________

(a)	Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan and our 2009 Employee Stock Purchase Plan (ESPP).

(b)
Includes 3.2 million stock options, 1.8 million shares underlying restricted stock units, 0.5 million shares underlying performance shares, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock units and performance shares as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 14.9 million shares under our Amended and Restated 2007 Stock Incentive Plan and 0.5 million shares under our ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Financial Statements
Our consolidated financial statements are set forth under Item 8 of this Form 10-K.
2. Financial Statement Schedules
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 of this Form 10-K.
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
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Republic Services, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-81801, filed with the Commission on June 29, 1999).

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

4.13
First Supplemental Indenture, dated as of May 21, 2012, to the Indenture dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, including the form of 3.55% Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 21, 2012).

4.14
Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).

4.15
First Supplemental Indenture, dated as of July 30, 1999, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).

4.16
First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Restated Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.17
Third Supplemental Indenture, dated as of December 5, 2008, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).

4.18
Credit Agreement, dated as of June 30, 2014, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 2, 2014).

4.19
The Company is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of such agreements to the Commission upon request.

4.20
Fourth Supplemental Indenture, dated as of March 11, 2015, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.20% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2015).

4.21
Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).

4.22
Second Amended and Restated Credit Agreement, dated as of May 2, 2016, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 3, 2016).

4.23
Amendment No. 1 to Credit Agreement, dated as of May 2, 2016, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and each of the lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 3, 2016).

Exhibit Number	Description
4.24	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
10.1+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.2+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
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

10.17+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.18+
First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

Exhibit Number	Description
10.19+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.20+
First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.21+
Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22+
Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.23+
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

10.25+
Republic Services, Inc. Executive Separation Policy, as amended as of March 29, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26+
Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.27+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.28+
Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.29+
Offer Letter, dated August 22, 2014, by and between Charles F. Serianni and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 25, 2014).

10.30+	Clawback Policy, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 30, 2014).
10.31+
First Amendment to the Employment Agreement, dated December 23, 2014, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2014).

10.32+	Form of Performance Share Agreement, adopted January 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.33+
Form of Employee Restricted Stock Unit Agreement - Senior Executive, adopted January 7, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 9, 2015).

10.34+
Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.35+
Agreement, entered into July 11, 2016, by and between Michael P. Rissman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 12, 2016).

10.36+
Separation agreement, entered into June 23, 2016, by and between Robert A. Maruster and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 24, 2016).

10.37+*	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc.
10.38+*	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective June 13, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc.

Exhibit Number	Description
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+ Indicates a management or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 16, 2017	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017
Donald W. Slager

/s/ CHARLES F. SERIANNI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2017
Charles F. Serianni

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2017
Brian A. Goebel

/s/ RAMON A. RODRIGUEZ	Chairman of the Board of Directors	February 16, 2017
Ramon A. Rodriguez

/s/ TOMAGO COLLINS	Director	February 16, 2017
Tomago Collins

/s/ JAMES W. CROWNOVER	Director	February 16, 2017
James W. Crownover

/s/ ANN E. DUNWOODY	Director	February 16, 2017
Ann E. Dunwoody

/s/ WILLIAM J. FLYNN	Director	February 16, 2017
William J. Flynn

/s/ THOMAS W. HANDLEY	Director	February 16, 2017
Thomas W. Handley

/s/ MANUEL KADRE	Director	February 16, 2017
Manuel Kadre

/s/ JENNIFER M. KIRK	Director	February 16, 2017
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 16, 2017
Michael Larson

/s/ W. LEE NUTTER	Director	February 16, 2017
W. Lee Nutter

/s/ JOHN M. TRANI	Director	February 16, 2017
John M. Trani

/s/ SANDRA M. VOLPE	Director	February 16, 2017
Sandra M. Volpe