Form 10-Q
period 2017-03-31
REPUBLIC SERVICES, INC.
filed 2017-04-28
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 20, 2017, the registrant had outstanding 338,081,697 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 11,271,261).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33.2	$67.8
Accounts receivable, less allowance for doubtful accounts and other of $46.3 and $44.0, respectively	1,017.4	994.8
Prepaid expenses and other current assets	183.8	221.9
Total current assets	1,234.4	1,284.5
Restricted cash and marketable securities	90.8	90.5
Property and equipment, net	7,592.8	7,588.6
Goodwill	11,184.3	11,163.2
Other intangible assets, net	173.0	182.3
Other assets	320.5	320.5
Total assets	$20,595.8	$20,629.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$520.8	$553.8
Notes payable and current maturities of long-term debt	6.2	5.8
Deferred revenue	325.4	312.9
Accrued landfill and environmental costs, current portion	135.7	142.7
Accrued interest	69.2	71.8
Other accrued liabilities	719.9	725.0
Total current liabilities	1,777.2	1,812.0
Long-term debt, net of current maturities	7,663.9	7,653.1
Accrued landfill and environmental costs, net of current portion	1,675.9	1,684.8
Deferred income taxes and other long-term tax liabilities	1,218.5	1,210.2
Insurance reserves, net of current portion	271.0	274.6
Other long-term liabilities	303.6	301.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 349.3 and 348.2 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,788.5	4,764.5
Retained earnings	3,402.5	3,324.0
Treasury stock, at cost; 10.5 and 8.8 shares, respectively	(524.7)	(414.9)
Accumulated other comprehensive income, net of tax	13.5	14.2
Total Republic Services, Inc. stockholders’ equity	7,683.3	7,691.3
Noncontrolling interests in consolidated subsidiary	2.4	2.4
Total stockholders’ equity	7,685.7	7,693.7
Total liabilities and stockholders’ equity	$20,595.8	$20,629.6
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$2,392.8	$2,248.6
Expenses:
Cost of operations	1,484.1	1,381.4
Depreciation, amortization and depletion	249.9	243.2
Accretion	20.0	19.8
Selling, general and administrative	253.5	241.2
Withdrawal costs - multiemployer pension funds	1.1	5.6
Gain on disposition of assets and asset impairments, net	(8.3)	—
Restructuring charges	4.4	11.9
Operating income	388.1	345.5
Interest expense	(89.4)	(92.7)
Loss from unconsolidated equity method investment	(2.9)	—
Interest income	0.3	0.5
Other (expense) income, net	0.1	(0.7)
Income before income taxes	296.2	252.6
Provision for income taxes	108.4	95.7
Net income	187.8	156.9
Net income attributable to noncontrolling interests in consolidated subsidiary	—	(0.2)
Net income attributable to Republic Services, Inc.	$187.8	$156.7
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.55	$0.45
Weighted average common shares outstanding	339.9	345.4
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.55	$0.45
Weighted average common and common equivalent shares outstanding	341.9	346.7
Cash dividends per common share	$0.32	$0.30
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$187.8	$156.9
Other comprehensive loss, net of tax
Hedging activity:
Settlements	(1.0)	(6.1)
Realized loss reclassified into earnings	1.4	6.3
Unrealized loss	(1.1)	(0.8)
Other comprehensive loss, net of tax	(0.7)	(0.6)
Comprehensive income	187.1	156.3
Comprehensive income attributable to noncontrolling interests	—	(0.2)
Comprehensive income attributable to Republic Services, Inc.	$187.1	$156.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Noncontrolling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2016	348.2	$3.5	$4,764.5	$3,324.0	(8.8)	$(414.9)	$14.2	$2.4	$7,693.7
Net income	—	—	—	187.8	—	—	—	—	187.8
Other comprehensive loss	—	—	—	—	—	—	(0.7)	—	(0.7)
Cash dividends declared	—	—	—	(108.4)	—	—	—	—	(108.4)
Issuances of common stock	1.1	—	13.5	—	—	—	—	—	13.5
Stock-based compensation	—	—	10.5	(0.9)	—	—	—	—	9.6
Purchase of common stock for treasury	—	—	—	—	(1.7)	(109.8)	—	—	(109.8)
Balance as of March 31, 2017	349.3	$3.5	$4,788.5	$3,402.5	(10.5)	$(524.7)	$13.5	$2.4	$7,685.7
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities:
Net income	$187.8	$156.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	269.9	263.0
Non-cash interest expense	10.9	11.6
Restructuring related charges	4.4	11.9
Stock-based compensation	9.6	6.5
Deferred tax provision (benefit)	8.7	(3.3)
Provision for doubtful accounts, net of adjustments	5.4	4.6
Gain on disposition of assets and asset impairments, net	(9.0)	(0.9)
Withdrawal costs - multiemployer pension funds	1.1	5.6
Loss from unconsolidated equity method investment	2.9	—
Excess income tax benefit from stock-based compensation activity and other non-cash items	1.3	(4.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(26.1)	22.6
Prepaid expenses and other assets	33.0	(44.1)
Accounts payable	(18.2)	(39.7)
Restructuring expenditures	(5.5)	(5.3)
Capping, closure and post-closure expenditures	(9.7)	(11.7)
Remediation expenditures	(11.3)	(14.8)
Other liabilities	(10.9)	72.7
Cash provided by operating activities	444.3	431.5
Cash used in investing activities:
Purchases of property and equipment	(223.9)	(271.5)
Proceeds from sales of property and equipment	1.3	2.9
Cash used in business acquisitions and investments, net of cash acquired	(54.7)	(6.0)
Cash used in business divestitures	(14.5)	—
Change in restricted cash and marketable securities	(0.3)	4.6
Other	(0.1)	(0.2)
Cash used in investing activities	(292.2)	(270.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,085.3	812.0
Payments of notes payable and long-term debt	(1,076.2)	(798.6)
Issuances of common stock	13.5	12.8
Excess income tax benefit from stock-based compensation activity	—	3.9
Purchases of common stock for treasury	(98.9)	(85.8)
Cash dividends paid	(108.6)	(103.7)
Other	(1.8)	(0.9)
Cash used in financing activities	(186.7)	(160.3)
(Decrease) increase in cash and cash equivalents	(34.6)	1.0
Cash and cash equivalents at beginning of year	67.8	32.4
Cash and cash equivalents at end of period	$33.2	$33.4
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and energy services in the United States, as measured by revenue. We manage and evaluate our operations through two field groups, Group 1 and Group 2, which we have identified as our reportable segments.
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension funds, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Our actual results may differ significantly from our estimates.
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
The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We currently plan to adopt the standard using the modified retrospective approach and recognize a cumulative effect adjustment to Retained Earnings as of the date of adoption. Under ASU 2014-09, we will record revenue when control is transferred to the customer, generally at the time we provide waste collection services. We continue to assess our operating results under ASU 2014-09 for our residential, small-container, and large-container collection businesses, and we do not anticipate a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard. We are also evaluating the effect of adopting this guidance on our transfer, landfill, recycling and energy services lines

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of business, and we expect our operating results to remain significantly unchanged. In addition, we are assessing the effect this guidance may have on the recognition of costs we incur to obtain and fulfill our contracts, certain of which we currently expense as incurred.
We are assessing the disclosure requirements under ASU 2014-09, and we anticipate disclosing additional information, as necessary, to supplement our disaggregated revenue disclosure, as currently presented in our table showing total reported revenue by service line, and our discussion regarding the nature of our customer contracts included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
On January 1, 2017, Republic adopted the guidance in ASU 2016-09, Compensation - Stock Compensation (Topic 718) (ASU 2016-09). Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been evaluated and determined to be insignificant and resulted in no cumulative-effect change to our retained earnings. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards generally be reported in earnings as an increase or decrease to our income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to our additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017 and the impact of applying that guidance was an $8.9 million reduction to the current tax provision in the consolidated financial statements for the period ended March 31, 2017.
ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. Republic has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Unaudited Consolidated Statement of Cash Flows for the period ended March 31, 2016 unchanged. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The ASU will be applied using a retrospective transition method to each period presented. We are currently assessing the potential effect this guidance may have on our consolidated financial statements. However, at this time we do not expect significant changes to our reported cash flows.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. Under this guidance, entities should perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Entities should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, entities should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The ASU will be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the potential effect this guidance may have on our consolidated financial statements. However, at this time we do not expect any material impacts from adoption.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We are currently assessing the potential effect this guidance may have on our consolidated financial statements. Service costs for the year ended December 31, 2016 and 2015 were $1.5 million and $2.9 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the three months ended March 31, 2017 and 2016.  The purchase price for these acquisitions and the allocations of the purchase price follow:

	2017	2016
Purchase price:
Cash used in acquisitions, net of cash acquired	$54.7	$6.0
Holdbacks	1.5	0.1
Total	56.2	6.1
Allocated as follows:
Accounts receivable	2.2	0.1
Property and equipment	23.7	1.8
Other assets	—	0.1
Inventory	0.4	—
Environmental remediation liabilities	—	(0.1)
Closure and post-closure liabilities	—	(0.1)
Other liabilities	(1.9)	(0.1)
Fair value of tangible assets acquired and liabilities assumed	24.4	1.7
Excess purchase price to be allocated	$31.8	$4.4
Excess purchase price allocated as follows:
Other intangible assets	$7.3	$1.5
Goodwill	24.5	2.9
Total allocated	$31.8	$4.4
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally during 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. We expect our consolidation efforts to continue through 2017.
During the three months ended March 31, 2017 and 2016, we incurred $4.4 million and $11.9 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three months ended March 31, 2017 and 2016, we paid $5.5 million and $5.3 million, respectively, related to these restructuring efforts. We expect to incur additional charges of approximately $10 million through 2017 related to our field realignment, the consolidation of our customer service locations, and the redesign of our back-office functions. Substantially all of these restructuring charges will be recorded in our corporate segment.
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
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2016	Acquisitions	Divestitures	Adjustments to Acquisitions and Other	Balance as of March 31, 2017
Group 1	$5,258.2	$—	$(3.0)	$(6.1)	$5,249.1
Group 2	5,905.0	24.5	—	5.7	5,935.2
Total	$11,163.2	$24.5	$(3.0)	$(0.4)	$11,184.3
Adjustments to acquisitions during the three months ended March 31, 2017 primarily related to deferred taxes, which were recorded to goodwill in purchase accounting.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 20 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of March 31, 2017
	Balance as of December 31, 2016	Acquisitions	Balance as of March 31, 2017	Balance as of December 31, 2016	Additions Charged to Expense	Balance as of March 31, 2017
Customer relationships, franchise and other municipal agreements	$650.8	$0.7	$651.5	$(492.5)	$(15.6)	$(508.1)	$143.4
Non-compete agreements	32.1	1.0	33.1	(25.3)	(0.8)	(26.1)	7.0
Other intangible assets	67.0	5.6	72.6	(49.8)	(0.2)	(50.0)	22.6
Total	$749.9	$7.3	$757.2	$(567.6)	$(16.6)	$(584.2)	$173.0
4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 follows:

	2017	2016
Inventories	$45.0	$44.0
Prepaid expenses	74.2	74.5
Other non-trade receivables	31.2	31.4
Reinsurance receivable	20.6	15.0
Income tax receivable	7.9	51.5
Commodity and fuel hedge assets	0.3	—
Other current assets	4.6	5.5
Total	$183.8	$221.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of March 31, 2017 and December 31, 2016 follows:

	2017	2016
Deferred compensation plan	$91.8	$87.9
Amounts recoverable for capping, closure and post-closure obligations	28.3	27.7
Reinsurance receivable	68.8	69.7
Interest rate swaps	32.3	32.4
Investments	21.7	24.8
Other	77.6	78.0
Total	$320.5	$320.5
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2017 and December 31, 2016 follows:

	2017	2016
Accrued payroll and benefits	$140.4	$195.4
Accrued fees and taxes	121.2	131.2
Insurance reserves, current portion	137.6	143.9
Ceded insurance reserves, current portion	20.6	15.0
Accrued dividends	108.4	108.6
Current tax liabilities	56.1	1.4
Commodity and fuel hedge liabilities	7.2	5.9
Accrued professional fees and legal settlement reserves	44.7	49.2
Other	83.7	74.4
Total	$719.9	$725.0
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2017 and December 31, 2016 follows:

	2017	2016
Deferred compensation plan	$98.7	$88.3
Pension and other post-retirement liabilities	6.4	6.7
Ceded insurance reserves	68.8	69.7
Withdrawal liability - multiemployer pension funds	12.8	11.7
Contingent consideration and acquisition holdbacks	66.9	66.0
Other	50.0	58.8
Total	$303.6	$301.2
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of March 31, 2017 and December 31, 2016 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $408.6 million and $418.5 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2017, we owned or operated 191 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. We also have post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2017 and December 31, 2016 follows:

	2017	2016
Landfill final capping, closure and post-closure liabilities	$1,221.0	$1,224.6
Environmental remediation liabilities	590.6	602.9
Total accrued landfill and environmental costs	1,811.6	1,827.5
Less: current portion	(135.7)	(142.7)
Long-term portion	$1,675.9	$1,684.8
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the three months ended March 31, 2017 and 2016:

	2017	2016
Asset retirement obligation liabilities, beginning of year	$1,224.6	$1,181.6
Non-cash additions	10.6	9.3
Acquisitions, net of divestitures and other adjustments	(25.1)	0.3
Asset retirement obligation adjustments	0.6	(2.0)
Payments	(9.7)	(11.7)
Accretion expense	20.0	19.8
Asset retirement obligation liabilities, end of period	1,221.0	1,197.3
Less: current portion	(60.4)	(88.2)
Long-term portion	$1,160.6	$1,109.1
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate. During the three months ended March 31, 2017, we transferred our ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities of $24.8 million and $6.3 million, respectively, associated with one of our divested landfills.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $28.1 million and $27.9 million as of March 31, 2017 and December 31, 2016, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

remediation liability as of March 31, 2017 would be approximately $377 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2017 and 2016:

	2017	2016
Environmental remediation liabilities, beginning of year	$602.9	$646.1
Payments	(11.3)	(14.8)
Accretion expense (non-cash interest expense)	5.3	5.8
Acquisitions, net of divestitures and other adjustments	(6.3)	1.4
Environmental remediation liabilities, end of period	590.6	638.5
Less: current portion	(75.3)	(68.5)
Long-term portion	$515.3	$570.0
Bridgeton Landfill.  During the three months ended March 31, 2017, we paid $4.3 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of March 31, 2017, the remediation liability recorded for this site is $192.9 million, of which approximately $22 million is expected to be paid during the remainder of 2017. We believe the remaining reasonably possible high end of our range would be approximately $156 million higher than the amount recorded as of March 31, 2017.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of March 31, 2017 and December 31, 2016 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2017			December 31, 2016
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$62.0	$—	$62.0	$—	$—	$—
June 2019	Variable	100.0	—	100.0	140.0	—	140.0
May 2021	Variable	60.0	—	60.0	70.0	—	70.0
Senior notes:
May 2018	3.800	700.0	(1.0)	699.0	700.0	(1.2)	698.8
September 2019	5.500	650.0	(3.0)	647.0	650.0	(3.3)	646.7
March 2020	5.000	850.0	(2.4)	847.6	850.0	(2.6)	847.4
November 2021	5.250	600.0	(1.8)	598.2	600.0	(1.9)	598.1
June 2022	3.550	850.0	(5.3)	844.7	850.0	(5.6)	844.4
May 2023	4.750	550.0	2.0	552.0	550.0	3.5	553.5
March 2025	3.200	500.0	(5.3)	494.7	500.0	(5.4)	494.6
June 2026	2.900	500.0	(5.3)	494.7	500.0	(5.5)	494.5
March 2035	6.086	181.9	(15.3)	166.6	181.9	(15.4)	166.5
March 2040	6.200	399.9	(3.9)	396.0	399.9	(3.9)	396.0
May 2041	5.700	385.7	(5.6)	380.1	385.7	(5.6)	380.1
Debentures:
May 2021	9.250	35.3	(1.1)	34.2	35.3	(1.1)	34.2
September 2035	7.400	148.1	(35.0)	113.1	148.1	(35.2)	112.9
Tax-exempt:
2019 - 2044	0.950 - 5.625	1,079.1	(6.2)	1,072.9	1,079.1	(6.4)	1,072.7
Capital leases:
2017 - 2046	3.980 - 12.203	107.3	—	107.3	108.5	—	108.5
Total Debt		$7,759.3	$(89.2)	7,670.1	$7,748.5	$(89.6)	7,658.9
Less: current portion				(6.2)			(5.8)
Long-term portion				$7,663.9			$7,653.1
Credit Facilities
In 2016, we entered into a $1.0 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in May 2017. The Replacement Credit Facility matures in May 2021 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
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
Our Credit Facilities are subject to facility fees based on applicable rates defined in the credit facility agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,627.6 million and $1,543.1 million as of March 31, 2017 and December 31, 2016, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of March 31, 2017, we had $160.0 million of borrowings under our Credit Facilities and $210.0 million of borrowings as of December 31, 2016.  We had $444.0 million and $478.4 million of letters of credit outstanding under our Credit Facilities as of March 31, 2017 and December 31, 2016, respectively.
During 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2017 we had $62.0 million of borrowings and no borrowings as of December 31, 2016, under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2016 we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). We used the net proceeds from the 2.90% Notes to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40%.
Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually. The senior notes have a make-whole provision that is exercisable at any time prior to their respective maturity dates at a stated redemption price.
Tax-Exempt Financings
As of March 31, 2017 and December 31, 2016, we had $1,072.9 million and $1,072.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $107.3 million and $108.5 million as of March 31, 2017 and December 31, 2016, respectively, with maturities ranging from 2017 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of March 31, 2017, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of March 31, 2017 and December 31, 2016, the interest rate swap agreements are reflected at their fair value of $10.7 million and $12.1 million, respectively, and are included in other assets. To the extent they are effective, these interest rate

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.4 million and $1.7 million during the three months ended March 31, 2017 and 2016, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended March 31, 2017 and 2016, we recognized a gain (loss) of $1.6 million and $(10.6) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting (loss) gain of $(1.4) million and $11.0 million, respectively, on the related interest rate swaps. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other expense, net.
Cash Flow Hedges
During 2016, we entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of March 31, 2017 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair value of the outstanding interest rate locks as of March 31, 2017 was $21.6 million and was recorded in other assets in our consolidated balance sheet. As of March 31, 2017, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive income, net of tax, was $13.0 million.
As of March 31, 2017 and December 31, 2016, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive income, net of tax, was $13.0 million and $13.4 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $1.7 million of net expense, net of tax, over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $0.7 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2017 and 2016 was 36.6% and 37.9%, respectively. The effective tax rate for the three months ended March 31, 2017 was favorably affected from the adoption of ASU 2016-09. For the three months ended March 31, 2017, settlements of share-based payment awards reduced tax expense by $8.9 million. The effective tax rate for the three months ended March 31, 2016 was favorably affected by the resolution of a state tax matter.
Cash paid for income taxes (net of refunds) for the three months ended March 31, 2017 was $1.0 million and refunds received for income taxes (net of payments) for the three months ended March 31, 2016 was $1.3 million.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2017, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $11.9 million related to our uncertain tax positions.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Substantially all of our valuation allowance is associated with state loss carryforwards. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2017, the valuation allowance associated with our state loss carryforwards was approximately $60 million.
9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan), and in May 2013 our shareholders ratified the Plan. We currently have approximately 14.2 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2017:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	3.2	$30.35
Granted	—	—
Exercised	(0.7)	29.22		$20.4
Forfeited or expired	—	—
Outstanding as of March 31, 2017	2.5	$30.64	2.3	$81.4
Exercisable as of March 31, 2017	2.4	$30.50	2.2	$78.6
During the three months ended March 31, 2017 and 2016, compensation expense for stock options was $0.1 million and $0.2 million, respectively.
As of March 31, 2017, total unrecognized compensation expense related to outstanding stock options was less than $0.1 million, which will be recognized over a weighted average period of 0.9 year. The total fair value of stock options that vested during the three months ended March 31, 2017 was $2.9 million.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the three months ended March 31, 2017:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	1,823.8	$37.49
Granted	457.1	59.83
Vested and issued	(385.5)	26.31
Forfeited	(16.3)	42.67
Outstanding as of March 31, 2017	1,879.1	$42.80	1.2	$118.0
Vested and unissued as of March 31, 2017	677.9	$33.02
During the three months ended March 31, 2017, we awarded our non-employee directors 46,428 RSUs, which vested immediately. During the three months ended March 31, 2017, we awarded 400,196 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 10,490 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the three months ended March 31, 2017 and 2016, compensation expense related to RSUs totaled $7.4 million and $5.3 million, respectively. As of March 31, 2017, total unrecognized compensation expense related to outstanding RSUs was $51.3 million, which will be recognized over a weighted average period of 3.1 years.
Performance Shares
During the three months ended March 31, 2017, we awarded 116,872 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the three months ended March 31, 2017, we awarded 175,230 PSUs to our employees other than our named executive officers. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the three months ended March 31, 2017:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	504.8	$44.40
Granted	294.9	60.80
Vested and issued	—	—
Forfeited	(3.3)	49.86
Outstanding as of March 31, 2017	796.4	$50.46
During the three months ended March 31, 2017, 2,845 PSUs accumulated as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
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
For the stock-settled portion of the awards that vest based on RTSR, the grant date fair value is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. For the cash-settled portion of the awards that vest based on RTSR, compensation expense incorporates the fair value of our PSUs at the end of each reporting period. Compensation expense is recognized for the RTSR portion of the award whether or not the market conditions are achieved.
During the three months ended March 31, 2017 and 2016, compensation expense related to PSUs totaled $3.8 million and $1.6 million, respectively. As of March 31, 2017, total unrecognized compensation expense related to outstanding PSUs was $29.5 million, which we expect to be recognized over a weighted average period of 1.9 years.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
Stock repurchase activity during the three months ended March 31, 2017 and 2016 follows (in millions except per share amounts):

	Three Months Ended March 31,
	2017	2016
Number of shares repurchased	1.7	1.9
Amount paid	$98.9	$85.8
Weighted average cost per share	$60.46	$44.68
As of March 31, 2017 and 2016, 0.2 million and 0.1 million repurchased shares were pending settlement and $10.9 million and $4.7 million were unpaid and included within other accrued liabilities, respectively.
Dividends
In February 2017, our board of directors approved a quarterly dividend of $0.32 per share. Cash dividends declared were $108.4 million for the three months ended March 31, 2017. As of March 31, 2017, we recorded a quarterly dividend payable of $108.4 million to shareholders of record at the close of business on April 3, 2017.
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
Earnings per share for the three months ended March 31, 2017 and 2016 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$187,800	$156,700
Weighted average common shares outstanding	339,868	345,403
Basic earnings per share	$0.55	$0.45
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$187,800	$156,700
Weighted average common shares outstanding	339,868	345,403
Effect of dilutive securities:
Options to purchase common stock	1,403	1,137
Unvested RSU awards	354	143
Unvested PSU awards	251	42
Weighted average common and common equivalent shares outstanding	341,876	346,725
Diluted earnings per share	$0.55	$0.45
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income, net of tax, by component, for the three months ended March 31, 2017 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Accumulated other comprehensive (income) loss as of December 31, 2016	$3.3	$(17.5)	$(14.2)
Other comprehensive loss before reclassifications	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive income	(1.4)	—	(1.4)
Net current period other comprehensive loss	0.7	—	0.7
Accumulated other comprehensive (income) loss as of March 31, 2017	$4.0	$(17.5)	$(13.5)
A summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,
	2017	2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Recyclable commodity hedges	$(0.7)	$—	Revenue
Fuel hedges	(1.0)	$(10.1)	Cost of operations
Terminated interest rate locks	(0.7)	(0.3)	Interest expense
Total before tax	(2.4)	(10.4)
Tax benefit	1.0	4.1
Total loss reclassified into earnings, net of tax	$(1.4)	$(6.3)
12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of March 31, 2017:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2017	9,000,000	2.92
2018	6,000,000	2.61
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of March 31, 2017 were current assets of $0.2 million and current liabilities of $2.9 million, which are included in other assets and other accrued liabilities in our consolidated balance sheets, respectively. As of December 31,

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2016, the aggregate fair values of our outstanding fuel hedges were current liabilities of $2.7 million, which are included in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in no gain (loss) for the three months ended March 31, 2017, and $0.2 million of gain for the same period in 2016 that was recorded in other expense, net in our consolidated statements of income.
For the three months ended March 31, 2017 no gain (loss) was recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion) and $2.9 million was recognized for the same period in 2016. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
Recyclable Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated containers (OCC) and old newsprint. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During 2016, we entered into multiple agreements related to the forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recyclable commodity sales (commodity hedges).
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
As of March 31, 2017, we had outstanding costless collar hedges for OCC totaling 210,000 tons with a weighted average floor strike price of $81.50 per ton and a weighted average cap strike price of $120.00 per ton, all of which will be settled in 2017 and 2018. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregate fair values of the outstanding recyclable commodity hedges as of March 31, 2017 were current assets of $0.1 million and current liabilities of $3.9 million, which are included in other assets and other accrued liabilities in our consolidated balance sheets, respectively. As of December 31, 2016, the aggregate fair values of the outstanding recyclable commodity hedges were current liabilities of $0.8 million, which are included in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other (expense) income, net in our consolidated statements of income for the ineffectiveness portion of the changes in fair values during the three months ended March 31, 2017.
Total losses recognized in other comprehensive income for recyclable commodity hedges (the effective portion) were $1.9 million, net of tax, for the three months ended March 31, 2017.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2017 and December 31, 2016, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$26.4	$26.4	$26.4	$—	$—
Bonds - restricted cash and marketable securities and other assets	55.2	55.2	—	55.2	—
Fuel hedges - other current assets	0.2	0.2	—	0.2	—
Commodity hedges - other current assets	0.1	0.1	—	0.1	—
Interest rate swaps - other assets	10.7	10.7	—	10.7	—
Total assets	$92.6	$92.6	$26.4	$66.2	$—
Liabilities:
Fuel hedges - other accrued liabilities	$2.9	$2.9	$—	$2.9	$—
Commodity hedges - other accrued liabilities	3.9	3.9	—	3.9	—
Contingent consideration - other long-term liabilities	68.8	68.8	—	—	68.8
Total liabilities	$75.6	$75.6	$—	$6.8	$68.8

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$23.8	$23.8	$23.8	$—	$—
Bonds - restricted cash and marketable securities and other assets	57.6	57.6	—	57.6	—
Interest rate swaps - other assets	12.1	12.1	—	12.1	—
Total assets	$93.5	$93.5	$23.8	$69.7	$—
Liabilities:
Fuel hedges - other accrued liabilities	$2.7	$2.7	$—	$2.7	$—
Commodity hedges - other accrued liabilities	0.8	0.8	—	0.8	—
Contingent consideration- other long-term liabilities	68.9	68.9	—	—	68.9
Total liabilities	$72.4	$72.4	$—	$3.5	$68.9
Total Debt
As of March 31, 2017 and December 31, 2016, the carrying value of our total debt was $7.7 billion and the fair value of our total debt was $8.3 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of March 31, 2017 and December 31, 2016, respectively. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma County, California to operate the county's waste management facilities. As of March 31, 2017, the contingent consideration of $68.8 million represents the fair value of amounts payable to Sonoma County based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $85 million and $174 million.
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
Summarized financial information concerning our reportable segments for the three months ended March 31, 2017 and 2016 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended March 31, 2017
Group 1	$1,324.3	$(262.0)	$1,062.3	$102.3	$213.8	$79.6	$9,109.1
Group 2	1,502.9	(224.4)	1,278.5	137.0	272.9	72.5	9,943.0
Corporate entities	55.1	(3.1)	52.0	30.6	(98.6)	71.8	1,543.7
Total	$2,882.3	$(489.5)	$2,392.8	$269.9	$388.1	$223.9	$20,595.8
Three Months Ended March 31, 2016
Group 1	$1,245.1	$(244.7)	$1,000.4	$102.0	$209.7	$91.7	$9,113.9
Group 2	1,424.2	(217.1)	1,207.1	133.0	235.1	67.2	9,903.8
Corporate entities	44.1	(3.0)	41.1	28.0	(99.3)	112.6	1,521.5
Total	$2,713.4	$(464.8)	$2,248.6	$263.0	$345.5	$271.5	$20,539.2
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three months ended March 31, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2017		2016
Collection:
Residential	$564.3	23.6%	$551.2	24.5%
Small-container	733.6	30.7	707.8	31.5
Large-container	495.3	20.7	469.2	20.9
Other	9.7	0.4	9.1	0.4
Total collection	1,802.9	75.4	1,737.3	77.3
Transfer	282.2		268.2
Less: intercompany	(171.6)		(164.5)
Transfer, net	110.6	4.6	103.7	4.6
Landfill	504.7		489.4
Less: intercompany	(232.4)		(227.7)
Landfill, net	272.3	11.4	261.7	11.6
Energy services	27.1	1.1	18.7	0.8
Other:
Sale of recycled commodities	133.9	5.6	86.8	3.9
Other non-core	46.0	1.9	40.4	1.8
Total other	179.9	7.5	127.2	5.7
Total revenue	$2,392.8	100.0%	$2,248.6	100.0%

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
14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, or settlements, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $43 million relating to our outstanding legal proceedings as of March 31, 2017. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $27 million higher than the amount recorded as of March 31, 2017.

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
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of March 31, 2017 and December 31, 2016:

	2017	2016
Capping, closure and post-closure obligations	28.1	27.9
Insurance	62.7	62.6
Total restricted cash and marketable securities	$90.8	$90.5
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
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of Part I of this Form 10-Q. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of March 31, 2017, we operated facilities in 39 states and Puerto Rico through 335 collection operations, 202 transfer stations, 191 active landfills, 63 recycling centers, 7 treatment, recovery and disposal facilities, and 10 salt water disposal wells. We also operated 70 landfill gas and renewable energy projects and had post-closure responsibility for 125 closed landfills.
Revenue for the three months ended March 31, 2017 increased by 6.4% to $2,392.8 million compared to $2,248.6 million for the same period in 2016. This change in revenue is due to increases in average yield of 2.3%, recycled commodities of 2.1%, volume of 1.0%, fuel recovery fees of 0.4%, energy services of 0.4%, and acquisitions, net of divestitures of 0.2%.
The following table summarizes our revenue, costs and expenses for the three months ended March 31, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2017		2016
Revenue	$2,392.8	100.0%	$2,248.6	100.0%
Expenses:
Cost of operations	1,484.1	62.0	1,381.4	61.4
Depreciation, amortization and depletion of property and equipment	232.2	9.7	225.3	10.0
Amortization of other intangible assets and other assets	17.7	0.7	17.9	0.8
Accretion	20.0	0.8	19.8	0.9
Selling, general and administrative	253.5	10.6	241.2	10.7
Withdrawal costs - multiemployer pension funds	1.1	0.1	5.6	0.2
Gain on disposition of assets and asset impairments, net	(8.3)	(0.3)	—	—
Restructuring charges	4.4	0.2	11.9	0.5
Operating income	$388.1	16.2%	$345.5	15.5%
Our pre-tax income was $296.2 million for the three months ended March 31, 2017, compared to $252.6 million for the same period in 2016. Our net income attributable to Republic Services, Inc. was $187.8 million for the three months ended March 31, 2017, or $0.55 per diluted share, compared to $156.7 million, or $0.45 per diluted share, for the same period in 2016.
During the three months ended March 31, 2017 and 2016, we recorded a number of charges, other expenses and gains that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$296.2	$187.8	$0.55	$252.6	$156.7	$0.45
Gain on disposition of assets and asset impairments, net	(8.3)	(3.8)	(0.01)	—	—	—
Restructuring charges	4.4	2.6	0.01	11.9	7.2	0.02
Withdrawal costs - multiemployer pension funds	1.1	0.7	—	5.6	3.4	0.01
Total adjustments	(2.8)	(0.5)	—	17.5	10.6	0.03
As adjusted	$293.4	$187.3	$0.55	$270.1	$167.3	$0.48

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
Gain on disposition of assets and asset impairments, net. During the three months ended March 31, 2017, we recorded a net gain on disposition of assets and asset impairments of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills. During the three months ended March 31, 2017, we also recorded a net gain on disposition of assets and asset impairments related to a business divestiture of $1.5 million.
Restructuring charges. In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally during 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. We expect our consolidation efforts to continue through 2017.
During the three months ended March 31, 2017 and 2016, we incurred $4.4 million and $11.9 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three months ended March 31, 2017 and 2016, we paid $5.5 million and $5.3 million, respectively, related to these restructuring efforts.
Withdrawal costs - multiemployer pension funds. During the three months ended March 31, 2017 and 2016, we recorded charges to earnings of $1.1 million and $5.6 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute related to our Great Lakes and Puerto Rico operations, respectively. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and energy services. Our residential and small-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Our revenue from energy services consists mainly of fees we charge for the treatment of liquid and solid waste derived from the production of oil and natural gas. Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the three months ended March 31, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2017		2016
Collection:
Residential	$564.3	23.6%	$551.2	24.5%
Small-container	733.6	30.7	707.8	31.5
Large-container	495.3	20.7	469.2	20.9
Other	9.7	0.4	9.1	0.4
Total collection	1,802.9	75.4	1,737.3	77.3
Transfer	282.2		268.2
Less: intercompany	(171.6)		(164.5)
Transfer, net	110.6	4.6	103.7	4.6
Landfill	504.7		489.4
Less: intercompany	(232.4)		(227.7)
Landfill, net	272.3	11.4	261.7	11.6
Energy services	27.1	1.1	18.7	0.8
Other:
Sale of recycled commodities	133.9	5.6	86.8	3.9
Other non-core	46.0	1.9	40.4	1.8
Total other	179.9	7.5	127.2	5.7
Total revenue	$2,392.8	100.0%	$2,248.6	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Average yield	2.3%	2.0%
Fuel recovery fees	0.4	(1.4)
Total price	2.7	0.6
Volume	1.0	2.5
Recycled commodities	2.1	(0.1)
Energy services	0.4	(0.6)
Total internal growth	6.2	2.4
Acquisitions / divestitures, net	0.2	1.2
Total	6.4%	3.6%

Core price	4.1%	3.4%

Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.5% and 2.2% for the three months ended March 31, 2017 and 2016, respectively. Core price as a percentage of related-business revenue was 4.3% and 3.7% for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, we experienced the following changes in our revenue as compared to the same period in 2016:

•	Average yield increased revenue by 2.3% for the three months ended March 31, 2017, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.4% during the three months ended March 31, 2017. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices results in an increase in our revenue. Higher fuel recovery fees for the three months ended March 31, 2017 resulted primarily from the increase in fuel prices when compared to fuel prices for the same period in 2016.

•
Volume increased revenue by 1.0% during the three months ended March 31, 2017, primarily due to volume growth in our large-container collection, landfill and transfer station lines of business, which were partially offset by volume declines in our small-container collection line of business. The volume increase in our landfill line of business is primarily attributable to increased construction and demolition waste volumes.

•
Recycled commodities increased revenue by 2.1% during the three months ended March 31, 2017, due to increased commodity prices. The average price for old corrugated containers for the three months ended March 31, 2017 was $165 per ton, compared to $97 per ton for the same period in 2016. The average price of old newsprint for the three months ended March 31, 2017 was $135 per ton, compared to $73 per ton for the same period in 2016. Our processed recycled commodity volume for the three months ended March 31, 2017 of 0.6 million tons sold, was approximately the same when compared to the volume for the same period in 2016.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•
Acquisitions, net of divestitures, increased revenue by 0.2% during the three months ended March 31, 2017, due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.

•
Energy services increased revenue by 0.4% during the three months ended March 31, 2017, due primarily to increased drilling activity resulting from the increase in oil prices when compared to oil prices for the same period in 2016.

Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontract costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal franchise fees and taxes, consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which include financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which include casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycled commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.

The following table summarizes the major components of our cost of operations for the three months ended March 31, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2017		2016
Labor and related benefits	$496.7	20.8%	$472.0	21.0%
Transfer and disposal costs	187.3	7.8	178.8	8.0
Maintenance and repairs	226.7	9.5	218.3	9.7
Transportation and subcontract costs	134.0	5.6	122.2	5.4
Fuel	84.5	3.5	70.3	3.1
Franchise fees and taxes	109.1	4.6	108.4	4.8
Landfill operating costs	53.1	2.2	43.7	1.9
Risk management	47.5	2.0	45.7	2.0
Cost of goods sold	57.6	2.4	38.7	1.7
Other	87.6	3.6	83.3	3.8
Total cost of operations	$1,484.1	62.0%	$1,381.4	61.4%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased for the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes, and higher health care and benefits costs.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During each of the three months ended March 31, 2017 and 2016, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•	Maintenance and repairs expense increased due to higher collection volumes, cost of parts, and internal labor.

•	Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes.

•
Our fuel costs increased due to higher prices of diesel fuel and the expiration of CNG tax credits. The national average diesel fuel cost per gallon for the three months ended March 31, 2017 was $2.57 compared to $2.07 for the same period in 2016.

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

•
Risk management expenses increased primarily due to more favorable actuarial adjustments in our workers' compensation program recorded during the three months ended March 31, 2016 than in the same period in 2017.

•
During the three months ended March 31, 2017, cost of goods sold increased primarily due to higher rebates paid for volumes delivered to our recycling facilities as a result of the increase in commodity prices.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2017		2016
Depreciation and amortization of property and equipment	$157.8	6.6%	$156.3	7.0%
Landfill depletion and amortization	74.4	3.1	69.0	3.0
Depreciation, amortization and depletion expense	$232.2	9.7%	$225.3	10.0%

Depreciation and amortization of property and equipment for the three months ended March 31, 2017 was relatively unchanged compared to the same period in 2016 primarily due to the timing of property and equipment purchases.
During the three months ended March 31, 2017, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $17.7 million, or 0.7% of revenue, for the three months ended March 31, 2017, compared to $17.9 million, or 0.8% of revenue, for the same period in 2016. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. The amortization has remained relatively unchanged as a result of assets acquired in the acquisitions of various waste businesses throughout the year, offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $20.0 million, or 0.8% of revenue, for the three months ended March 31, 2017, compared to $19.8 million, or 0.9% of revenue, for the same period in 2016. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2017		2016
Salaries	$176.7	7.4%	$158.7	7.1%
Provision for doubtful accounts	5.4	0.2	4.6	0.2
Other	71.4	3.0	77.9	3.4
Total selling, general and administrative expenses	$253.5	10.6%	$241.2	10.7%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2017 and 2016 are summarized below:

•	Salaries increased due to higher incentive pay and wages, higher health care and benefits costs, and other payroll related items resulting from merit increases.

•	Other selling, general and administrative expenses decreased for the three months ended March 31, 2017, primarily due to favorable legal settlements.
Withdrawal Costs - Multiemployer Pension Funds
During the three months ended March 31, 2017 and 2016, we recorded charges to earnings of $1.1 million and $5.6 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute related to our Great Lakes and Puerto Rico operations, respectively. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Gain on Disposition of Assets and Asset Impairments, Net
During the three months ended March 31, 2017, we recorded a net gain on disposition of assets and asset impairments of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills. During the three months ended March 31, 2017, we also recorded a net gain on disposition of assets and asset impairments related to a business divestiture of $1.5 million.
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  Additionally during 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. We expect our consolidation efforts to continue through 2017.
During the three months ended March 31, 2017 and 2016, we incurred $4.4 million and $11.9 million, respectively, of restructuring charges that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During the three months ended March 31, 2017 and 2016, we paid $5.5 million and $5.3 million, respectively, related to these restructuring efforts.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2017 and 2016 (in millions of dollars):

	Three Months Ended March 31,
	2017	2016
Interest expense on debt and capital lease obligations	$79.4	$82.1
Accretion of debt discounts	1.9	1.9
Accretion of remediation liabilities and other	9.0	9.7
Less: capitalized interest	(0.9)	(1.0)
Total interest expense	$89.4	$92.7

Total interest expense for the three months ended March 31, 2017 decreased primarily due to the issuance of $500.0 million of 2.90% senior notes in July 2016 that were used to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40%. Cash paid for interest was $83.5 million and $85.3 million for the three months ended March 31, 2017 and 2016, respectively.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2017 and 2016 was 36.6% and 37.9%, respectively. The effective tax rate for the three months ended March 31, 2017 was favorably affected from the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718). The effective tax rate for the three months ended March 31, 2016 was favorably affected by the resolution of a state tax matter.
Cash paid for income taxes (net of refunds) for the three months ended March 31, 2017 was $1.0 million and refunds received for income taxes (net of payments) for the three months ended March 31, 2016 was $1.3 million.
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
The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three months ended March 31, 2017 and 2016 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Disposition of Assets and Asset Impairments, Net	Operating Income (Loss)	Operating Margin
Three Months Ended March 31, 2017
Group 1	$1,062.3	$102.3	$—	$102.3	$—	$213.8	20.1%
Group 2	1,278.5	137.0	—	137.0	—	272.9	21.3
Corporate entities	52.0	30.0	0.6	30.6	8.3	(98.6)	—
Total	$2,392.8	$269.3	$0.6	$269.9	$8.3	$388.1	16.2%
Three Months Ended March 31, 2016
Group 1	$1,000.4	$102.0	$—	$102.0	$—	$209.7	21.0%
Group 2	1,207.1	133.3	(0.3)	133.0	—	235.1	19.5
Corporate entities	41.1	28.4	(0.4)	28.0	—	(99.3)	—
Total	$2,248.6	$263.7	$(0.7)	$263.0	$—	$345.5	15.4%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2017 with the same period in 2016 are discussed below:
Group 1
Revenue for the three months ended March 31, 2017 increased 6.2% due primarily to increases in average yield in all collection lines of business and in our landfill line of business and volume increases in our large-container collection, small-container collection, residential collection and transfer station lines of business. The volume increases were offset by decreased volume in our landfill line of business, which was primarily attributable to decreased special waste and municipal solid waste volumes. Recycled commodities also increased revenue by 2.3% during the three months ended March 31, 2017, due to increased commodity prices.

Operating income in Group 1 increased from $209.7 million for the three months ended March 31, 2016, or a 21.0% operating margin, to $213.8 million for the three months ended March 31, 2017, or a 20.1% operating margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin during the three months ended March 31, 2017, primarily due to higher cost of goods sold, higher fuel costs resulting from higher prices of diesel fuel, and higher landfill operating costs.

•
Depreciation and amortization of property and equipment favorably impacted operating income margin for the three months ended March 31, 2017, primarily due to the timing of property and equipment purchases. Landfill depletion and amortization also favorably impacted operating income margin for the three months ended March 31, 2017, primarily due to changes in the mix of landfill disposal volumes.

•
Selling, general and administrative expenses had a favorable impact on operating income margin for the three months ended March 31, 2017 primarily due to net favorable legal settlements from matters occurring in the ordinary course of business and decreased headcount related to our restructuring.

Group 2
Revenue for the three months ended March 31, 2017 increased 5.9% due primarily to increases in average yield in all lines of business and volume increases in our large-container collection and landfill lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste and construction and demolition volumes. These increases were partially offset by volume declines in our small-container collection line of business. Recycled commodities also increased revenue by 1.5% during the three months ended March 31, 2017, due to increased commodity prices. Additionally, energy services increased revenue during the three months ended March 31, 2017, due primarily to increased drilling activity resulting from the increase in oil prices when compared to oil prices for the same period in 2016.
Operating income in Group 2 increased from $235.1 million for the three months ended March 31, 2016, or a 19.5% operating margin, to $272.9 million for the three months ended March 31, 2017, or a 21.3% operating margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three months ended March 31, 2017, primarily due to favorable transfer and disposal costs, labor and related benefits, and maintenance and repairs. These favorable items were partially offset by higher fuel costs resulting from higher prices of diesel fuel, higher cost of goods sold and landfill operating costs.

•	Selling, general and administrative costs favorably impacted operating income margin for the three months ended March 31, 2017 primarily due to decreased headcount related to our restructuring.
Corporate Entities
Operating loss in our Corporate Entities decreased from $99.3 million for the three months ended March 31, 2016 to $98.6 million for the three months ended March 31, 2017. The operating loss for the three months ended March 31, 2017 was favorably impacted by a decrease in restructuring charges of $7.5 million from the same period in 2016, a decrease in charges related to withdrawal events associated with certain multiemployer pension funds of $4.5 million from the same period in 2016, gain on disposition of businesses, and net favorable legal settlements from matters occurring in the ordinary course of business. Offsetting these favorable items were increases in salaries and related benefits due to increased headcount from our restructuring, increased hourly and salaried wages as a result of merit increases, and increased facility costs as a result of our restructuring.

Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the three months ended March 31, 2017:

	Balance as of December 31, 2016	Permits Granted, Net of Closures	Airspace Consumed	Balance as of March 31, 2017
Cubic yards (in millions):
Permitted airspace	4,707.6	1.4	(18.7)	4,690.3
Probable expansion airspace	286.8	—	—	286.8
Total cubic yards (in millions)	4,994.4	1.4	(18.7)	4,977.1
Number of sites:
Permitted airspace	192	(1)		191
Probable expansion airspace	13	—		13
As of March 31, 2017, we owned or operated 191 active landfills with total available disposal capacity estimated to be 4,977.1 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of March 31, 2017, total available disposal capacity is estimated to be 4,690.3 million in-place cubic yards of permitted airspace plus 286.8 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 64 years.
As of March 31, 2017, 13 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 44 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2017, accrued final capping, closure and post-closure costs were $1,221.0 million, of which $60.4 million were classified as current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of Part I of this Form 10-Q.
Remediation and Other Charges for Landfill Matters
Bridgeton Landfill.  During the three months ended March 31, 2017, we paid $4.3 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of March 31, 2017, the remediation liability recorded for this site is $192.9 million, of which approximately $22 million is expected to be paid during the remainder of 2017. We believe the remaining reasonably possible high end of our range would be approximately $156 million higher than the amount recorded as of March 31, 2017.
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

Investment in Landfills
The following table reflects changes in our investment in landfills for the three months ended March 31, 2017 (in millions of dollars):

	Balance as of December 31, 2016	Capital Additions (Amortization)	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of March 31, 2017
Non-depletable landfill land	$166.8	$—	$—	$—	$—	$—	$166.8
Landfill development costs	6,386.7	2.4	(25.4)	10.6	71.5	0.6	6,446.4
Construction-in-progress - landfill	221.2	65.6	—	—	(71.3)	—	215.5
Accumulated depletion and amortization	(3,016.5)	(73.8)	25.4	—	—	(0.6)	(3,065.5)
Net investment in landfill land and development costs	$3,758.2	$(5.8)	$—	$10.6	$0.2	$—	$3,763.2
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the three months ended March 31, 2017 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance
Balance as of December 31, 2016	$44.0	$1,224.6	$602.9	$418.5
Non-cash additions for asset retirement obligations	—	10.6	—	—
Acquisitions, net of divestitures and other adjustments	1.9	(25.1)	(6.3)	—
Asset retirement obligation adjustments	—	0.6	—	—
Accretion expense	—	20.0	5.3	0.3
Premium written for third-party risk assumed	—	—	—	8.0
Reclass to ceded insurance reserves	—	—	—	(6.2)
Net additions charged (credited) to expense	5.4	—	—	104.1
Payments or usage	(5.0)	(9.7)	(11.3)	(116.1)
Balance as of March 31, 2017	46.3	1,221.0	590.6	408.6
Less: current portion	—	(60.4)	(75.3)	(137.6)
Long-term portion	$46.3	$1,160.6	$515.3	$271.0
As of March 31, 2017, accounts receivable were $1,017.4 million, net of allowance for doubtful accounts and other of $46.3 million, resulting in days sales outstanding of 38.7, or 26.3 days net of deferred revenue. As of December 31, 2016, accounts receivable were $994.8 million, net of allowance for doubtful accounts and other of $44.0 million, resulting in days sales outstanding of 38.1, or 26.1 days net of deferred revenue.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2017 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2016	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2017
Land	$430.2	$0.1	$—	$0.1	$—	$—	$(0.2)	$430.2
Non-depletable landfill land	166.8	—	—	—	—	—	—	166.8
Landfill development costs	6,386.7	2.4	—	(25.4)	10.6	0.6	71.5	6,446.4
Vehicles and equipment	6,551.8	122.8	(34.3)	12.6	—	—	7.0	6,659.9
Buildings and improvements	1,160.1	(0.1)	(0.1)	(4.0)	—	—	4.1	1,160.0
Construction-in- progress - landfill	221.2	65.6	—	—	—	—	(71.3)	215.5
Construction-in- progress - other	35.7	18.3	—	—	—	—	(13.0)	41.0
Total	$14,952.5	$209.1	$(34.4)	$(16.7)	$10.6	$0.6	$(1.9)	$15,119.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2016	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2017
Landfill development costs	$(3,016.5)	$(73.8)	$—	$25.4	$(0.6)	$—	$(3,065.5)
Vehicles and equipment	(3,931.4)	(144.0)	33.8	8.3	—	—	(4,033.3)
Buildings and improvements	(416.0)	(14.1)	0.1	1.8	—	—	(428.2)
Total	$(7,363.9)	$(231.9)	$33.9	$35.5	$(0.6)	$—	$(7,527.0)
Liquidity and Capital Resources
The major components of changes in cash flows for the three months ended March 31, 2017 and 2016 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2017 and 2016 (in millions of dollars):

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$444.3	$431.5
Cash used in investing activities	(292.2)	(270.2)
Cash used in financing activities	(186.7)	(160.3)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2017 and 2016 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $48.7 million during the three months ended March 31, 2017, compared to a decrease of $20.3 million during the same period in 2016, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $26.1 million during the three months ended March 31, 2017 due to timing of billings net of collections, compared to a $22.6 million decrease in the same period in 2016. As of March 31, 2017, our days sales outstanding, were 38.7, or 26.3 days net of deferred revenue, compared to 37.8, or 25.0 days net of deferred revenue, as of March 31, 2016.

•	Our accounts payable decreased $18.2 million during the three months ended March 31, 2017, compared to a $39.7 million decrease in the same period in 2016, due to the timing of payments.

•
Cash paid for capping, closure and post-closure obligations was $2.0 million lower during the three months ended March 31, 2017 compared to the same period in 2016. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to payments in 2016 related to capping events at two of our active landfills.

•	Cash paid for remediation obligations was $3.5 million lower during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the timing of obligations.

•
Our other liabilities decreased $10.9 million during the three months ended March 31, 2017, compared to a $72.7 million increase in the same period in 2016 primarily due to an increase in current taxes payable.

In addition, cash paid for income taxes (net of refunds) for the three months ended March 31, 2017 was $1.0 million and refunds received for income taxes (net of payments) for the three months ended March 31, 2016 was $1.3 million. Cash paid for interest was $83.5 million and $85.3 million for the three months ended March 31, 2017 and 2016, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2017 and 2016 are summarized below:

•
Capital expenditures during the three months ended March 31, 2017 were $223.9 million, compared with $271.5 million for the same period in 2016. Property and equipment received during the three months ended March 31, 2017 and 2016 was $208.8 million and $277.7 million, respectively.

•	Proceeds from sales of property and equipment during the three months ended March 31, 2017 were $1.3 million, compared to $2.9 million for the same period in 2016.

•
During the three months ended March 31, 2017 and 2016, we paid $54.7 million and $6.0 million, respectively, for business acquisitions. During the three months ended March 31, 2017, we paid $14.5 million, net of proceeds, related to business divestitures. There were no divestitures during the three months ended March 31, 2016.

•
Our restricted cash and marketable securities balances increased $0.3 million during the three months ended March 31, 2017 compared to a $4.6 million decrease in the same period in 2016. In part, changes in restricted cash and marketable securities are related to the issuance of tax-exempt bonds, collateral for certain of our obligations, amounts held in trust as a guarantee of performance and amounts held in escrow for acquisitions. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as cash provided by investing activities in our consolidated statements of cash flows.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2017 and 2016 are summarized below:

•	Net proceeds from notes payable and long-term debt were $9.1 million during the three months ended March 31, 2017, compared to net proceeds of $13.4 million in the same period in 2016.

•
During the three months ended March 31, 2017, we repurchased 1.7 million shares of our stock for $98.9 million compared to repurchases of 1.9 million shares for $85.8 million during the same period in 2016.

•	Dividends paid were $108.6 million and $103.7 million during the three months ended March 31, 2017 and 2016, respectively.

Financial Condition
Cash and Cash Equivalents
As of March 31, 2017, we had $33.2 million of cash and cash equivalents and $90.8 million of restricted cash deposits and restricted marketable securities, including $28.1 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $62.7 million of restricted cash and marketable securities related to our insurance obligations.
Debt
For discussion and detail regarding our debt, refer to Note 7, Debt, to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q.
Credit Facilities
In 2016, we entered into a $1.0 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility maturing in May 2017. The Replacement Credit Facility matures in May 2021 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the agreements).
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
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2017, our EBITDA to interest ratio was 7.23 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.91 compared to the 3.50 maximum allowed by the covenants. As of March 31, 2017, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2017.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,627.6 million and $1,543.1 million as of March 31, 2017 and December 31, 2016, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of March 31, 2017, we had $160.0 million of borrowings under our Credit Facilities and $210.0 million borrowings as of December 31, 2016.  We had $444.0 million and $478.4 million of letters of credit outstanding under our Credit Facilities as of March 31, 2017 and December 31, 2016, respectively.
During 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2017 we had $62.0 million of borrowings and no borrowings as of December 31, 2016, under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2016 we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). We used the net proceeds from the 2.90% Notes to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40%.

Tax-Exempt Financings
As of March 31, 2017 and December 31, 2016, we had $1,072.9 million and $1,072.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.
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
Credit Ratings
We have received investment grade credit ratings. As of March 31, 2017, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
The following table calculates our free cash flow for the three months ended March 31, 2017 and 2016 (in millions of dollars):

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$444.3	$431.5
Purchases of property and equipment	(223.9)	(271.5)
Proceeds from sales of property and equipment	1.3	2.9
Free cash flow	$221.7	$162.9

For a discussion of the changes in the components of free cash flow, see our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Purchases of property and equipment as reflected in our unaudited consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table reconciles property and equipment reflected in the unaudited consolidated statements of cash flows to property and equipment received during the three months ended March 31, 2017 and 2016 (in millions of dollars):

	Three Months Ended March 31,
	2017	2016
Purchases of property and equipment per the unaudited consolidated statements of cash flows	$223.9	$271.5
Adjustments for property and equipment received during the prior period but paid for in the following period, net	(15.1)	6.2
Property and equipment received during the period	$208.8	$277.7

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
Contingencies
For a description of our commitments and contingencies, see Note 6, Landfill and Environmental Costs, Note 8, Income Taxes, and Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements included under Item 1 of Part I of this Quarterly Report on Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2016. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Pronouncements
For a description of new accounting standards that may affect us, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q.
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

•
whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, projected costs and expenses related to our landfills and property and equipment, fair values of acquired assets and liabilities assumed in our acquisitions, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;

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

•	our ability to retain our investment grade ratings for our debt;

•	our dependence on key personnel;

•	our dependence on technology in our operations;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	our business is capital intensive and may consume cash in excess of cash flow from operations;

•	exposure to environmental liabilities or remediation requirements, to the extent not adequately covered by insurance, could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and future legal proceedings, including litigation, audits or investigations brought by or before any governmental body;

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

•	safety and operational risks, including the risk of personal injury to our employees or third parties;

•
potential increases in our costs if we are required to provide additional funding to any multiemployer pension fund to which we contribute or if a withdrawal event occurs with respect to any such fund;

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

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion regarding our exposure to risks. You should be aware that any forward-looking statement in this Form 10-Q and the documents incorporated herein or therein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statement. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-Q and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.
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
Our fuel costs were $84.5 million during the three months ended March 31, 2017, or 3.5% of revenue, compared to $70.3 million during the comparable period in 2016, or 3.1% of revenue.
For additional discussion and detail of our fuel hedges, see Note 12, Financial Instruments, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q.
Commodities Price Risk
We market recyclable products such as old corrugated containers and old newsprint from our recycling centers. Market demand for recyclable commodities causes volatility in commodity prices. We enter into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.
Revenue from sales of these products during the three months ended March 31, 2017 and 2016 was $133.9 million and $86.8 million, respectively.
For additional discussion and detail of our recyclable commodity hedges, see Note 12, Financial Instruments, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q.
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
As of March 31, 2017, we had $1,189.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information regarding how we manage interest rate risk.

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
As used herein, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities, to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q; and (2) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs, to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $43 million relating to our outstanding legal proceedings as of March 31, 2017. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $27 million higher than the amount recorded as of March 31, 2017.
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
Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013.  The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD.  Since the end of the period covered by the 2013 settlement agreement, which was September 6, 2013, and through April 20, 2017, Sunshine Canyon has received an additional 134 NOVs from SCAQMD for odors.  We have received a $2.2 million civil penalty demand from the SCAQMD, and the SCAQMD's Executive Officer filed a Petition before the Hearing

Board of the SCAQMD for an abatement order. We have entered into a Stipulated Abatement Order with the Hearing Board providing for certain abatement measures to be implemented at the landfill. We expect to contest the penalty amount.
Hunt County Matter
On July 15, 2015, Hunt County, Texas and the State of Texas Commission on Environmental Quality filed suit against Republic Services, Inc. and our subsidiaries, Republic Waste Services of Texas, Ltd. and Republic Waste Services of Texas GP, Inc., alleging violations of the Texas Water Code and Texas Health and Safety Code due to allegedly improper and unpermitted storage and disposal of waste on our surplus property adjacent to the Maloy Landfill.  The parties settled the dispute, which included the payment of $400,000 in civil penalties. A satisfaction of judgment was entered on March 30, 2017 disposing of this matter.
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
There were no material changes during the three months ended March 31, 2017 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2017:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 1 - 31	402,685	$57.14	402,685	$428,712,052
February 1 - 28	341,038	58.89	341,038	408,627,117
March 1 - 31	891,441	62.56	891,441	352,861,439
	1,635,164		1,635,164

(a)
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization that now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2017, 0.2 million repurchased shares were pending settlement and an associated $10.9 million was unpaid and included within other accrued liabilities.

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

REPUBLIC SERVICES, INC.

Date:	April 27, 2017	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2017	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)