Form 10-Q
period 2017-06-30
REPUBLIC SERVICES, INC.
filed 2017-07-28
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 20, 2017, the registrant had outstanding 336,762,390 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 12,986,156).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36.0	$67.8
Accounts receivable, less allowance for doubtful accounts and other of $47.7 and $44.0, respectively	1,074.4	994.8
Prepaid expenses and other current assets	182.4	221.9
Total current assets	1,292.8	1,284.5
Restricted cash and marketable securities	93.3	90.5
Property and equipment, net	7,690.1	7,588.6
Goodwill	11,208.2	11,163.2
Other intangible assets, net	157.5	182.3
Other assets	319.2	320.5
Total assets	$20,761.1	$20,629.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596.5	$553.8
Notes payable and current maturities of long-term debt	705.4	5.8
Deferred revenue	321.9	312.9
Accrued landfill and environmental costs, current portion	146.0	142.7
Accrued interest	71.3	71.8
Other accrued liabilities	701.9	725.0
Total current liabilities	2,543.0	1,812.0
Long-term debt, net of current maturities	7,075.7	7,653.1
Accrued landfill and environmental costs, net of current portion	1,671.1	1,684.8
Deferred income taxes and other long-term tax liabilities	1,230.4	1,210.2
Insurance reserves, net of current portion	274.2	274.6
Other long-term liabilities	301.6	301.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 349.5 and 348.2 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,803.8	4,764.5
Retained earnings	3,496.7	3,324.0
Treasury stock, at cost; 12.5 and 8.8 shares, respectively	(652.2)	(414.9)
Accumulated other comprehensive income, net of tax	11.1	14.2
Total Republic Services, Inc. stockholders’ equity	7,662.9	7,691.3
Noncontrolling interests in consolidated subsidiary	2.2	2.4
Total stockholders’ equity	7,665.1	7,693.7
Total liabilities and stockholders’ equity	$20,761.1	$20,629.6
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$2,526.7	$2,350.7	$4,919.5	$4,599.2
Expenses:
Cost of operations	1,557.4	1,440.7	3,041.5	2,822.0
Depreciation, amortization and depletion	258.3	250.1	508.2	493.3
Accretion	19.9	19.8	39.9	39.6
Selling, general and administrative	262.9	243.5	516.4	484.7
Withdrawal costs - multiemployer pension funds	—	—	1.1	5.6
Gain on disposition of assets and asset impairments, net	(1.4)	—	(9.8)	—
Restructuring charges	4.1	14.5	8.5	26.4
Operating income	425.5	382.1	813.7	727.6
Interest expense	(89.5)	(92.2)	(179.0)	(185.0)
Loss from unconsolidated equity method investment	(3.1)	—	(6.0)	—
Interest income	0.3	0.2	0.7	0.8
Other income	0.2	1.6	0.3	0.9
Income before income taxes	333.4	291.7	629.7	544.3
Provision for income taxes	130.0	110.7	238.5	206.4
Net income	203.4	181.0	391.2	337.9
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.5)	(0.2)	(0.5)	(0.5)
Net income attributable to Republic Services, Inc.	$202.9	$180.8	$390.7	$337.4
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.60	$0.53	$1.15	$0.98
Weighted average common shares outstanding	338.1	343.9	339.0	344.6
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.60	$0.52	$1.15	$0.98
Weighted average common and common equivalent shares outstanding	340.0	345.2	340.9	346.0
Cash dividends per common share	$0.32	$0.30	$0.64	$0.60
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$203.4	$181.0	$391.2	$337.9
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	(1.3)	(5.2)	(2.3)	(11.3)
Realized loss reclassified into earnings	1.7	5.8	3.1	12.1
Unrealized loss	(2.8)	(0.4)	(3.9)	(1.2)
Other comprehensive income (loss), net of tax	(2.4)	0.2	(3.1)	(0.4)
Comprehensive income	201.0	181.2	388.1	337.5
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.2)	(0.5)	(0.5)
Comprehensive income attributable to Republic Services, Inc.	$200.5	$181.0	$387.6	$337.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Noncontrolling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2016	348.2	$3.5	$4,764.5	$3,324.0	(8.8)	$(414.9)	$14.2	$2.4	$7,693.7
Net income	—	—	—	390.7	—	—	—	0.5	391.2
Other comprehensive loss	—	—	—	—	—	—	(3.1)	—	(3.1)
Cash dividends declared	—	—	—	(216.2)	—	—	—	—	(216.2)
Issuances of common stock	1.3	—	19.8	—	—	—	—	—	19.8
Stock-based compensation	—	—	19.5	(1.8)	—	—	—	—	17.7
Purchase of common stock for treasury	—	—	—	—	(3.7)	(237.3)	—	—	(237.3)
Distributions paid	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of June 30, 2017	349.5	$3.5	$4,803.8	$3,496.7	(12.5)	$(652.2)	$11.1	$2.2	$7,665.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities:
Net income	$391.2	$337.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	548.1	532.9
Non-cash interest expense	21.9	23.1
Restructuring related charges	8.5	26.4
Stock-based compensation	17.7	12.1
Deferred tax provision	21.2	9.0
Provision for doubtful accounts, net of adjustments	14.8	11.6
Gain on disposition of assets and asset impairments, net	(10.3)	(2.3)
Withdrawal costs - multiemployer pension funds	1.1	5.6
Environmental adjustments	—	0.3
Loss from unconsolidated equity method investment	6.0	—
Excess income tax benefit from stock-based compensation activity and other non-cash items	1.3	(8.0)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(91.6)	(39.2)
Prepaid expenses and other assets	26.6	(67.1)
Accounts payable	8.6	(27.4)
Restructuring expenditures	(10.9)	(14.5)
Capping, closure and post-closure expenditures	(28.3)	(35.3)
Remediation expenditures	(23.8)	(32.8)
Other liabilities	(23.3)	112.0
Cash provided by operating activities	878.8	844.3
Cash used in investing activities:
Purchases of property and equipment	(497.5)	(512.0)
Proceeds from sales of property and equipment	3.1	5.5
Cash used in business acquisitions and investments, net of cash acquired	(81.7)	(13.9)
Cash used in business divestitures	(14.3)	—
Change in restricted cash and marketable securities	(2.8)	3.6
Other	(0.5)	(0.4)
Cash used in investing activities	(593.7)	(517.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	2,262.3	1,789.6
Payments of notes payable and long-term debt	(2,147.1)	(1,729.8)
Fees paid to issue senior notes and retire certain hedging relationships	—	(3.5)
Issuances of common stock	19.8	26.7
Excess income tax benefit from stock-based compensation activity	—	6.3
Purchases of common stock for treasury	(230.7)	(196.1)
Cash dividends paid	(217.0)	(207.1)
Distributions paid to noncontrolling interests in consolidated subsidiary	(0.7)	(0.7)
Other	(3.5)	(2.9)
Cash used in financing activities	(316.9)	(317.5)
(Decrease) increase in cash and cash equivalents	(31.8)	9.6
Cash and cash equivalents at beginning of year	67.8	32.4
Cash and cash equivalents at end of period	$36.0	$42.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as "Republic", "the Company", "we", "us", or "our"), is the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and energy services in the United States, as measured by revenue. We manage and evaluate our operations through two field groups, Group 1 and Group 2, which we have identified as our reportable segments.
The unaudited consolidated financial statements include the accounts of Republic and its wholly owned and majority owned subsidiaries in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting, as appropriate. All material intercompany accounts and transactions have been eliminated in consolidation.
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
New Accounting Pronouncements
Accounting Standards Adopted
Stock Compensation
On January 1, 2017, Republic adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to recognize forfeitures as they occur. The impact of this change in accounting policy was determined to be insignificant and resulted in no cumulative-effect change to our retained earnings.
ASU 2016-09 also requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report the income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017, which resulted in a $13.3 million reduction to the current tax provision in the consolidated financial statements for the six months ended June 30, 2017.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. Republic has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Unaudited Consolidated Statement of Cash Flows for the period ended June 30, 2016 unchanged. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.
Accounting Standards Issued but not yet Adopted
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) ("ASU 2014-09"). ASU 2014-09 requires the use of a five step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures regarding revenue recognition. Due to the complexity of the new standard, the FASB subsequently issued several amendments intended to clarify ASU 2014-09. In July 2015, the FASB voted to amend the guidance by approving a one-year deferral of the effective date. As such, Republic will adopt the standard beginning January 1, 2018. As we progress to adopt the standard we continually monitor clarifying interpretations.
The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We currently plan to adopt the standard using the modified retrospective approach and recognize a cumulative effect adjustment to Retained Earnings as of the date of adoption. Under ASU 2014-09, we will record revenue when control is transferred to the customer, generally at the time we provide waste collection services. We are finalizing our assessment of our operating results under ASU 2014-09 for our residential, small-container, and large-container collection businesses, and we do not anticipate a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard. We are also evaluating the effect of adopting this guidance on our transfer, landfill, recycling and energy services lines of business, and we expect our operating results to remain significantly unchanged. While we do not expect a significant change to the timing or pattern of revenue recognition, we identified certain consideration payable to our customers that may be recorded as a reduction of revenue in accordance with Topic 606. These costs are currently recorded as a component of cost of operations. We estimate these costs to total between approximately $30 million and $40 million per quarter.
In addition, we are assessing the effect this guidance may have on the recognition of costs we incur to obtain and fulfill our contracts, certain of which we currently expense as incurred.
We are assessing the disclosure requirements under ASU 2014-09 and we anticipate disclosing additional information, as necessary, to supplement our disaggregated revenue disclosure, as currently presented in our table showing total reported revenue by service line, and our discussion regarding the nature of our customer contracts included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize lease assets and liabilities for most leases classified as operating leases under previous U.S. GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Republic will adopt the standard beginning January 1, 2019. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.
Statement of Cash flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will be applied using a retrospective transition method to each period presented. As such, Republic will adopt the standard beginning January 1, 2018. We are currently assessing the potential effect this guidance may have on our consolidated financial statements. However, at this time we do not expect significant changes to our reported cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash ("ASU 2016-18"), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and will be applied using a retrospective transition method to each period presented. As such, Republic will adopt the standard beginning January 1, 2018. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of Business ("ASU 2017-01"), which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and will be applied prospectively to any transactions occurring within the period of adoption. As such, Republic will adopt the standard beginning January 1, 2018. We are currently assessing the potential effect this guidance may have on our consolidated financial statements.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment ("ASU 2017-14"). Under this guidance, entities should perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Entities should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, entities should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-14 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years, and will be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. As such, Republic will early adopt this standard effective October 1, 2017 in-conjunction with our annual goodwill impairment assessment. We do not expect the adoption to have a material impact on the accompanying consolidated financial statements.
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).
ASU 2017-07 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We are currently assessing the effect this guidance may have on our consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including at an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. As such, Republic will adopt the standard beginning January 1, 2018. We do not expect the adoption of ASU 2017-09 to have a material impact on our condensed consolidated financial statements.
2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the six months ended June 30, 2017 and 2016.  The purchase price for these acquisitions and the allocations of the purchase price follow:

	2017	2016
Purchase price:
Cash used in acquisitions, net of cash acquired	$81.7	$13.9
Holdbacks	3.8	1.0
Fair value of operations surrendered	2.1	—
Total	87.6	14.9
Allocated as follows:
Accounts receivable	1.7	0.1
Property and equipment	30.7	4.4
Other assets	—	0.1
Inventory	0.4	—
Environmental remediation liabilities	(0.1)	(0.1)
Closure and post-closure liabilities	—	(0.1)
Other liabilities	(1.8)	(0.1)
Fair value of tangible assets acquired and liabilities assumed	30.9	4.3
Excess purchase price to be allocated	$56.7	$10.6
Excess purchase price allocated as follows:
Other intangible assets	$8.6	$1.7
Goodwill	48.1	8.9
Total allocated	$56.7	$10.6
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We incurred restructuring charges of $4.1 million and $8.5 million during the three and six months ended June 30, 2017, respectively, and $14.5 million and $26.4 million during the three and six months ended June 30, 2016, respectively, that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $5.4 million and $10.9 million during the three and six months ended June 30, 2017, respectively, and $9.2 million and $14.5 million during the three and six months ended June 30, 2016, respectively, related to these restructuring efforts. We expect to incur additional charges of approximately $6 million through 2017 related to our field realignment, the consolidation of our customer service locations, and the redesign of our back-office functions. Substantially all of these restructuring charges will be recorded in our corporate segment.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2016	Acquisitions	Divestitures	Adjustments to Acquisitions and Other	Balance as of June 30, 2017
Group 1	$5,258.2	$4.8	$(3.0)	$(6.1)	$5,253.9
Group 2	5,905.0	43.3	—	6.0	5,954.3
Total	$11,163.2	$48.1	$(3.0)	$(0.1)	$11,208.2
Adjustments to acquisitions during the six months ended June 30, 2017 primarily related to deferred taxes, which were recorded to goodwill in purchase accounting.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 20 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets			Accumulated Amortization			Other Intangible Assets, Net as of June 30, 2017
	Balance as of December 31, 2016	Acquisitions	Balance as of June 30, 2017	Balance as of December 31, 2016	Additions Charged to Expense	Balance as of June 30, 2017
Customer relationships, franchise and other municipal agreements	$650.8	$1.5	$652.3	$(492.5)	$(31.3)	$(523.8)	$128.5
Non-compete agreements	32.1	1.5	33.6	(25.3)	(1.6)	(26.9)	6.7
Other intangible assets	67.0	5.6	72.6	(49.8)	(0.5)	(50.3)	22.3
Total	$749.9	$8.6	$758.5	$(567.6)	$(33.4)	$(601.0)	$157.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 follows:

	2017	2016
Inventories	$45.4	$44.0
Prepaid expenses	69.7	74.5
Other non-trade receivables	29.0	31.4
Reinsurance receivable	22.7	15.0
Income tax receivable	11.2	51.5
Commodity and fuel hedge assets	0.1	—
Other current assets	4.3	5.5
Total	$182.4	$221.9
Other Assets
A summary of other assets as of June 30, 2017 and December 31, 2016 follows:

	2017	2016
Deferred compensation plan	$93.8	$87.9
Amounts recoverable for capping, closure and post-closure obligations	29.1	27.7
Reinsurance receivable	71.0	69.7
Interest rate swaps	28.3	32.4
Investments	18.3	24.8
Other	78.7	78.0
Total	$319.2	$320.5
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2017 and December 31, 2016 follows:

	2017	2016
Accrued payroll and benefits	$160.9	$195.4
Accrued fees and taxes	128.5	131.2
Insurance reserves, current portion	141.5	143.9
Ceded insurance reserves, current portion	22.7	15.0
Accrued dividends	107.8	108.6
Current tax liabilities	6.7	1.4
Commodity and fuel hedge liabilities	5.9	5.9
Accrued professional fees and legal settlement reserves	47.4	49.2
Other	80.5	74.4
Total	$701.9	$725.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2017 and December 31, 2016 follows:

	2017	2016
Deferred compensation plan	$94.6	$88.3
Pension and other post-retirement liabilities	6.3	6.7
Ceded insurance reserves	71.0	69.7
Withdrawal liability - multiemployer pension funds	12.7	11.7
Contingent consideration and acquisition holdbacks	66.6	66.0
Other	50.4	58.8
Total	$301.6	$301.2
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of June 30, 2017 and December 31, 2016 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $415.7 million and $418.5 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2017, we owned or operated 191 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. We also have post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2017 and December 31, 2016 follows:

	2017	2016
Landfill final capping, closure and post-closure liabilities	$1,233.5	$1,224.6
Environmental remediation liabilities	583.6	602.9
Total accrued landfill and environmental costs	1,817.1	1,827.5
Less: current portion	(146.0)	(142.7)
Long-term portion	$1,671.1	$1,684.8
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the six months ended June 30, 2017 and 2016:

	2017	2016
Asset retirement obligation liabilities, beginning of year	$1,224.6	$1,181.6
Non-cash additions	22.3	19.6
Acquisitions, net of divestitures and other adjustments	(25.1)	0.2
Asset retirement obligation adjustments	0.1	(2.0)
Payments	(28.3)	(35.3)
Accretion expense	39.9	39.6
Asset retirement obligation liabilities, end of period	1,233.5	1,203.7
Less: current portion	(71.7)	(91.8)
Long-term portion	$1,161.8	$1,111.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate. During the six months ended June 30, 2017, we transferred our ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities of $24.8 million and $6.3 million, respectively, associated with one of our divested landfills.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $28.2 million and $27.9 million as of June 30, 2017 and December 31, 2016, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2017 would be approximately $377 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2017 and 2016:

	2017	2016
Environmental remediation liabilities, beginning of year	$602.9	$646.1
Net additions charged to expense	—	1.6
Payments	(23.8)	(32.8)
Accretion expense (non-cash interest expense)	10.6	11.7
Acquisitions, net of divestitures and other adjustments	(6.1)	0.1
Environmental remediation liabilities, end of period	583.6	626.7
Less: current portion	(74.3)	(76.4)
Long-term portion	$509.3	$550.3
Bridgeton Landfill.  During the six months ended June 30, 2017, we paid $9.1 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of June 30, 2017, the remediation liability recorded for this site is $188.1 million, of which approximately $17 million is expected to be paid during the remainder of 2017. We believe the remaining reasonably possible high end of our range would be approximately $156 million higher than the amount recorded as of June 30, 2017.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of June 30, 2017 and December 31, 2016 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2017			December 31, 2016
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$41.0	$—	$41.0	$—	$—	$—
June 2019	Variable	290.0	—	290.0	140.0	—	140.0
May 2021	Variable	—	—	—	70.0	—	70.0
Senior notes:
May 2018	3.800	700.0	(0.7)	699.3	700.0	(1.2)	698.8
September 2019	5.500	650.0	(2.7)	647.3	650.0	(3.3)	646.7
March 2020	5.000	850.0	(2.2)	847.8	850.0	(2.6)	847.4
November 2021	5.250	600.0	(1.7)	598.3	600.0	(1.9)	598.1
June 2022	3.550	850.0	(5.1)	844.9	850.0	(5.6)	844.4
May 2023	4.750	550.0	3.5	553.5	550.0	3.5	553.5
March 2025	3.200	500.0	(5.1)	494.9	500.0	(5.4)	494.6
June 2026	2.900	500.0	(5.2)	494.8	500.0	(5.5)	494.5
March 2035	6.086	181.9	(15.2)	166.7	181.9	(15.4)	166.5
March 2040	6.200	399.9	(3.9)	396.0	399.9	(3.9)	396.0
May 2041	5.700	385.7	(5.6)	380.1	385.7	(5.6)	380.1
Debentures:
May 2021	9.250	35.3	(1.0)	34.3	35.3	(1.1)	34.2
September 2035	7.400	148.1	(34.9)	113.2	148.1	(35.2)	112.9
Tax-exempt:
2019 - 2044	1.05 - 5.625	1,079.1	(6.1)	1,073.0	1,079.1	(6.4)	1,072.7
Capital leases:
2017 - 2046	3.980 - 12.203	106.0	—	106.0	108.5	—	108.5
Total Debt		$7,867.0	$(85.9)	7,781.1	$7,748.5	$(89.6)	7,658.9
Less: current portion				(705.4)			(5.8)
Long-term portion				$7,075.7			$7,653.1
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
Our Credit Facilities are subject to facility fees based on applicable rates defined in the credit facility agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,517.6 million and $1,543.1 million as of June 30, 2017 and December 31, 2016, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2017, we had $290.0 million of borrowings under our Credit Facilities and $210.0 million of borrowings as of December 31, 2016.  We had $423.9 million and $478.4 million of letters of credit outstanding under our Credit Facilities as of June 30, 2017 and December 31, 2016, respectively.
During 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2017 we had $41.0 million of borrowings and no borrowings as of December 31, 2016, under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2016 we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). We used the net proceeds from the 2.90% Notes to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40% .
Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually. The senior notes have a make-whole provision that is exercisable at any time prior to their respective maturity dates at a stated redemption price.
Tax-Exempt Financings
As of June 30, 2017 and December 31, 2016, we had $1,073.0 million and $1,072.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our revolving Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $106.0 million and $108.5 million as of June 30, 2017 and December 31, 2016, respectively, with maturities ranging from 2017 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of June 30, 2017, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2017 and December 31, 2016, the interest rate swap agreements are reflected at their fair value of $12.4 million and $12.2 million, respectively, and are included in other assets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.3 million and $2.6 million during the three and six months ended June 30, 2017, respectively, and $1.6 million and $3.3 million during the three and six months ended June 30, 2016, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended June 30, 2017 and 2016, we recognized (losses) of $(1.4) million and $(3.5) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, and gains of $1.6 million and $4.2 million, respectively, on the related interest rate swaps. For the six months ended June 30, 2017 and 2016, we recognized a gain (loss) of $0.2 million and $(14.1) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, and gains of $0.2 million and $15.2 million, respectively, on the related interest rate swaps. The net amount of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other expense, net.
Cash Flow Hedges
During the three months ended June 30, 2017, we entered into interest rate lock agreements having an aggregate notional amount of $100.0 million with fixed interest rates ranging from 2.250% to 2.418% to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. During 2016, we also entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280%. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of June 30, 2017 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of June 30, 2017 and December 31, 2016 were $15.9 million and $20.2 million, respectively, and were recorded in other assets in our consolidated balance sheet. As of June 30, 2017 and December 31, 2016, the effective portion of the interest rate locks recorded as a component of accumulated other comprehensive income, net of tax, was $9.6 million and $12.2 million, respectively.
As of June 30, 2017 and December 31, 2016, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive income, net of tax, was $12.6 million and $13.4 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $1.6 million of net expense, net of tax, over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $0.7 million and $1.0 million during the three months ended June 30, 2017 and 2016, respectively, and $1.3 million during each of the six months ended June 30, 2017 and 2016.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2017 was 39.1% and 37.9%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for each of the three and six months ended June 30, 2016 was 38.0%. The effective tax rate for the three and six months ended June 30, 2017 was favorably affected from the adoption of ASU 2016-09. For the three months ended June 30, 2017, the favorable impact of ASU 2016-09 was partially offset by changes in state tax rates.
The effective tax rate for the three and six months ended June 30, 2016 was favorably affected by the resolution of state and federal tax matters.
Cash paid for income taxes was $170.0 million and $99.4 million for the six months ended June 30, 2017 and 2016, respectively.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2017, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $12.5 million related to our uncertain tax positions.
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
Substantially all of our valuation allowance is associated with state loss carryforwards. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2017, the valuation allowance associated with our state loss carryforwards was approximately $60 million.
9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan), and in May 2013 our shareholders ratified the Plan. We currently have approximately 14.0 million shares of common stock reserved for future grants under the Plan.
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	3.2	$30.35
Granted	—	—
Exercised	(0.8)	29.60		$25.6
Forfeited or expired	—	—
Outstanding as of June 30, 2017	2.4	$30.61	2.0	$78.5
Exercisable as of June 30, 2017	2.3	$30.48	2.0	$76.1
During the six months ended June 30, 2017 and 2016, compensation expense for stock options was $0.1 million and $0.4 million, respectively.
As of June 30, 2017, total unrecognized compensation expense related to outstanding stock options was less than $0.1 million, which will be recognized over a weighted average period of 0.8 year. The total fair value of stock options that vested during the six months ended June 30, 2017 was $3.0 million.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the six months ended June 30, 2017:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	1,823.8	$37.49
Granted	603.0	60.24
Vested and issued	(568.0)	35.92
Forfeited	(40.0)	46.18
Outstanding as of June 30, 2017	1,818.8	$45.33	1.4	$115.9
Vested and unissued as of June 30, 2017	677.9	$32.80

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the six months ended June 30, 2017, we awarded our non-employee directors 46,428 RSUs, which vested immediately. During the six months ended June 30, 2017, we awarded 536,528 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 20,069 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the six months ended June 30, 2017 and 2016, compensation expense related to RSUs totaled $12.8 million and $9.4 million, respectively. As of June 30, 2017, total unrecognized compensation expense related to outstanding RSUs was $53.2 million, which will be recognized over a weighted average period of 3.1 years.
Performance Shares
During the six months ended June 30, 2017, we awarded 116,872 performance shares (PSUs) to our named executive officers. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the six months ended June 30, 2017, we awarded 176,844 PSUs to our employees other than our named executive officers. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when the Company's financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The following table summarizes PSU activity for the six months ended June 30, 2017:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	504.8	$44.40
Granted	300.6	60.67
Vested and issued	—	—
Forfeited	(7.9)	52.23
Outstanding as of June 30, 2017	797.5	$50.49
During the six months ended June 30, 2017, 6,902 PSUs accumulated as dividend equivalents. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
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
During the six months ended June 30, 2017 and 2016, compensation expense related to PSUs totaled $7.4 million and $3.8 million, respectively. As of June 30, 2017, total unrecognized compensation expense related to outstanding PSUs was $25.7 million, which we expect to be recognized over a weighted average period of 1.7 years.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
Stock repurchase activity during the three and six months ended June 30, 2017 and 2016 follows (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of shares repurchased	2.1	2.3	3.7	4.3
Amount paid	$131.8	$110.2	$230.7	$196.1
Weighted average cost per share	$62.87	$47.70	$61.81	$46.33
During each of the six months ended June 30, 2017 and 2016, 0.1 million repurchased shares were pending settlement. As of June 30, 2017 and 2016, $6.6 million and $2.0 million were unpaid and included within other accrued liabilities, respectively.
Dividends
In April 2017, our board of directors approved a quarterly dividend of $0.32 per share. Cash dividends declared were $216.2 million for the six months ended June 30, 2017. As of June 30, 2017, we recorded a quarterly dividend payable of $107.8 million to shareholders of record at the close of business on July 3, 2017.
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
Earnings per share for the three and six months ended June 30, 2017 and 2016 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$202,900	$180,800	$390,700	$337,400
Weighted average common shares outstanding	338,057	343,891	338,962	344,647
Basic earnings per share	$0.60	$0.53	$1.15	$0.98
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$202,900	$180,800	$390,700	$337,400
Weighted average common shares outstanding	338,057	343,891	338,962	344,647
Effect of dilutive securities:
Options to purchase common stock	1,269	1,080	1,340	1,114
Unvested RSU awards	333	172	343	157
Unvested PSU awards	313	77	282	59
Weighted average common and common equivalent shares outstanding	339,972	345,220	340,927	345,977
Diluted earnings per share	$0.60	$0.52	$1.15	$0.98
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	—	—	—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the six months ended June 30, 2017 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Accumulated other comprehensive income (loss) as of December 31, 2016	$(3.3)	$17.5	$14.2
Other comprehensive loss before reclassifications	(6.2)	—	(6.2)
Amounts reclassified from accumulated other comprehensive loss	3.1	—	3.1
Net current period other comprehensive loss	(3.1)	—	(3.1)
Accumulated other comprehensive income (loss) as of June 30, 2017	$(6.4)	$17.5	$11.1
A summary of reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Recyclable commodity hedges	$(1.0)	$—	$(1.7)	$—	Revenue
Fuel hedges	(1.2)	(8.6)	(2.2)	$(18.7)	Cost of operations
Terminated interest rate locks	(0.7)	(1.0)	(1.3)	(1.3)	Interest expense
Total before tax	(2.9)	(9.6)	(5.2)	(20.0)
Tax benefit	1.2	3.8	2.1	7.9
Total loss reclassified into earnings, net of tax	$(1.7)	$(5.8)	$(3.1)	$(12.1)
12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of June 30, 2017:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2017	6,000,000	2.92
2018	7,500,000	2.59
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of June 30, 2017 were current assets of less than $0.1 million and current liabilities of $2.7 million, which are included in other assets and other accrued liabilities in our consolidated balance sheets, respectively. As of December 31, 2016, the aggregate fair values of our outstanding fuel hedges were current liabilities of $2.7 million, which are included in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in no gain (loss) for the three and six months ended June 30, 2017, and gains of $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and have been recorded in other expense, net in our consolidated statements of income.
For the three and six months ended June 30, 2017 no gain (loss) was recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion) and gains of $7.8 million and $10.7 million were recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion) for the three and six months ended June 30, 2016, respectively. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
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
As of June 30, 2017, we had outstanding costless collar hedges for OCC totaling 180,000 tons with a weighted average floor strike price of $81.50 per ton and a weighted average cap strike price of $120.00 per ton, all of which will be settled in 2017 and 2018. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregate fair values of the outstanding recyclable commodity hedges as of June 30, 2017 were current assets of less than $0.1 million and current liabilities of $2.8 million, which are included in other assets and other accrued liabilities in our consolidated balance sheets, respectively. As of December 31, 2016, the aggregate fair values of the outstanding recyclable commodity hedges were current liabilities of $0.8 million, which are included in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other (expense) income, net in our consolidated statements of income for the ineffectiveness portion of the changes in fair values during the three and six months ended June 30, 2017, respectively.
Total losses recognized in other comprehensive income for recyclable commodity hedges (the effective portion) were $0.6 million and $1.2 million, net of tax, for the three and six months ended June 30, 2017, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2017 and December 31, 2016, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$29.1	$29.1	$29.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	53.4	53.4	—	53.4	—
Fuel and commodity hedges - other current assets	0.1	0.1	—	0.1	—
Interest rate swaps - other assets	12.4	12.4	—	12.4	—
Total assets	$95.0	$95.0	$29.1	$65.9	$—
Liabilities:
Fuel hedges - other accrued liabilities	$2.7	$2.7	$—	$2.7	$—
Commodity hedges - other accrued liabilities	2.8	2.8	—	2.8	—
Contingent consideration - other long-term liabilities	68.5	68.5	—	—	68.5
Total liabilities	$74.0	$74.0	$—	$5.5	$68.5

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$23.8	$23.8	$23.8	$—	$—
Bonds - restricted cash and marketable securities and other assets	57.6	57.6	—	57.6	—
Interest rate swaps - other assets	12.1	12.1	—	12.1	—
Total assets	$93.5	$93.5	$23.8	$69.7	$—
Liabilities:
Fuel hedges - other accrued liabilities	$2.7	$2.7	$—	$2.7	$—
Commodity hedges - other accrued liabilities	0.8	0.8	—	0.8	—
Contingent consideration- other long-term liabilities	68.9	68.9	—	—	68.9
Total liabilities	$72.4	$72.4	$—	$3.5	$68.9
Total Debt
As of June 30, 2017 and December 31, 2016, the carrying value of our total debt was $7.8 billion and $7.7 billion respectively and the fair value of our total debt was $8.4 billion and $8.3 billion respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of June 30, 2017 and December 31, 2016, respectively. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma County, California to operate the county's waste management facilities. As of June 30, 2017, the contingent consideration of $68.5 million represents the fair value of amounts payable to Sonoma County based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $85 million and $174 million.
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
13. SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and portions of the mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern and portions of the mid-western United States, and the eastern seaboard of the United States.
We manage and evaluate our operations through the two field groups, Group 1 and Group 2. These two groups are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2017 and 2016 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended June 30, 2017
Group 1	$1,400.7	$(277.7)	$1,123.0	$106.5	$237.4	$113.0	$9,178.3
Group 2	1,589.8	(242.9)	1,346.9	141.3	288.4	121.6	10,027.9
Corporate entities	60.5	(3.7)	56.8	30.4	(100.3)	39.1	1,554.9
Total	$3,051.0	$(524.3)	$2,526.7	$278.2	$425.5	$273.7	$20,761.1
Three Months Ended June 30, 2016
Group 1	$1,316.1	$(265.5)	$1,050.6	$104.6	$229.3	$130.7	$9,156.8
Group 2	1,491.4	(236.3)	1,255.1	136.5	247.5	95.7	9,945.1
Corporate entities	48.5	(3.5)	45.0	28.8	(94.7)	14.1	1,543.5
Total	$2,856.0	$(505.3)	$2,350.7	$269.9	$382.1	$240.5	$20,645.4

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Six Months Ended June 30, 2017
Group 1	$2,725.1	$(539.7)	$2,185.4	$208.8	$451.2	$194.2	$9,178.3
Group 2	3,092.7	(467.3)	2,625.4	278.3	561.2	197.5	10,027.9
Corporate entities	115.6	(6.9)	108.7	61.0	(198.7)	105.8	1,554.9
Total	$5,933.4	$(1,013.9)	$4,919.5	$548.1	$813.7	$497.5	$20,761.1
Six Months Ended June 30, 2016
Group 1	$2,561.2	$(510.2)	$2,051.0	$206.7	$438.9	$222.2	$9,156.8
Group 2	2,915.5	(453.4)	2,462.1	269.5	482.7	162.7	9,945.1
Corporate entities	92.8	(6.7)	86.1	56.7	(194.0)	127.1	1,543.5
Total	$5,569.5	$(970.3)	$4,599.2	$532.9	$727.6	$512.0	$20,645.4
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows our total reported revenue by service line for the three and six months ended June 30, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Collection:
Residential	$576.4	22.8%	$559.9	23.8%	$1,140.7	23.2%	$1,111.1	24.2%
Small-container	747.1	29.6	714.8	30.4	1,480.8	30.1	1,422.6	30.9
Large-container	528.7	20.9	499.7	21.3	1,024.0	20.8	968.8	21.1
Other	10.7	0.4	9.7	0.4	20.5	0.4	19.0	0.4
Total collection	1,862.9	73.7	1,784.1	75.9	3,666.0	74.5	3,521.5	76.6
Transfer	312.0		296.8		594.2		565.0
Less: intercompany	(181.7)		(178.2)		(353.4)		(342.7)
Transfer, net	130.3	5.2	118.6	5.0	240.8	4.9	222.3	4.8
Landfill	569.7		536.2		1,074.4		1,025.6
Less: intercompany	(255.5)		(249.6)		(487.9)		(477.3)
Landfill, net	314.2	12.4	286.6	12.2	586.5	11.9	548.3	11.9
Energy services	36.1	1.4	17.2	0.7	63.3	1.3	35.8	0.8
Other:
Sale of recycled commodities	136.0	5.4	101.4	4.3	269.9	5.5	188.2	4.1
Other non-core	47.2	1.9	42.8	1.9	93.0	1.9	83.1	1.8
Total other	183.2	7.3	144.2	6.2	362.9	7.4	271.3	5.9
Total revenue	$2,526.7	100.0%	$2,350.7	100.0%	$4,919.5	100.0%	$4,599.2	100.0%

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $46 million relating to our outstanding legal proceedings as of June 30, 2017. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $46 million higher than the amount recorded as of June 30, 2017.

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
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of June 30, 2017 and December 31, 2016:

	2017	2016
Capping, closure and post-closure obligations	28.2	27.9
Insurance	65.1	62.6
Total restricted cash and marketable securities	$93.3	$90.5
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
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of June 30, 2017, we operated facilities in 39 states and Puerto Rico through 335 collection operations, 203 transfer stations, 191 active landfills, 64 recycling centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We also operated 70 landfill gas and renewable energy projects and had post-closure responsibility for 125 closed landfills.
Revenue for the six months ended June 30, 2017 increased by 7.0% to $4,919.5 million compared to $4,599.2 million for the same period in 2016. This change in revenue is due to increases in average yield of 2.4%, recycled commodities of 1.8%, volume of 1.5%, fuel recovery fees of 0.5%, energy services of 0.5%, and acquisitions, net of divestitures of 0.3%.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenue	$2,526.7	100.0%	$2,350.7	100.0%	$4,919.5	100.0%	$4,599.2	100.0%
Expenses:
Cost of operations	1,557.4	61.6	1,440.7	61.3	3,041.5	61.8	2,822.0	61.4
Depreciation, amortization and depletion of property and equipment	240.4	9.5	232.2	9.9	472.6	9.6	457.6	9.9
Amortization of other intangible assets and other assets	17.9	0.7	17.9	0.8	35.6	0.7	35.7	0.8
Accretion	19.9	0.8	19.8	0.8	39.9	0.8	39.6	0.9
Selling, general and administrative	262.9	10.4	243.5	10.4	516.4	10.5	484.7	10.5
Withdrawal costs - multiemployer pension funds	—	—	—	—	1.1	—	5.6	0.1
Gain on disposition of assets and asset impairments, net	(1.4)	—	—	—	(9.8)	(0.2)	—	—
Restructuring charges	4.1	0.2	14.5	0.6	8.5	0.2	26.4	0.6
Operating income	$425.5	16.8%	$382.1	16.2%	$813.7	16.6%	$727.6	15.8%
Our pre-tax income was $333.4 million and $629.7 million for the three and six months ended June 30, 2017, respectively, compared to $291.7 million and $544.3 million for the same periods in 2016, respectively. Our net income attributable to Republic Services, Inc. was $202.9 million and $390.7 million for the three and six months ended June 30, 2017, or $0.60 and $1.15 per diluted share, respectively, compared to $180.8 million and $337.4 million, or $0.52 and $0.98 per diluted share, for the same periods in 2016, respectively.
During each of the three and six months ended June 30, 2017 and 2016, we recorded a number of charges, other expenses and gains that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share
As reported	$333.4	$202.9	$0.60	$291.7	$180.8	$0.52
Gain on disposition of assets and asset impairments, net	(1.4)	(0.8)	—	—	—	—
Restructuring charges	4.1	2.5	0.01	14.5	8.7	0.03
Incremental contract startup costs - large municipal contract	2.2	1.3	—	—	—	—
Total adjustments	4.9	3.0	0.01	14.5	8.7	0.03
As adjusted	$338.3	$205.9	$0.61	$306.2	$189.5	$0.55

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share(1)	Income	Republic	per Share
As reported	$629.7	$390.7	$1.15	$544.3	$337.4	$0.98
Gain on disposition of assets and impairments, net	(9.8)	(4.6)	(0.01)	—	—	—
Restructuring charges	8.5	5.1	0.02	26.4	15.9	0.04
Withdrawal costs - multiemployer pension funds	1.1	0.7	—	5.6	3.4	0.01
Incremental contract startup costs - large municipal contract	2.2	1.3	—	—	—	—
Total adjustments	2.0	2.5	0.01	32.0	19.3	0.05
As adjusted	$631.7	$393.2	$1.15	$576.3	$356.7	$1.03

(1) Line items in this column do not total to $1.15 per share due to rounding.
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
Gain on disposition of assets and asset impairments, net. During the three and six months ended June 30, 2017, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $1.4 million and $3.0 million, respectively. During the six months ended June 30, 2017, we also recorded a net gain on disposition of assets and asset impairments of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills.
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
We incurred restructuring charges of $4.1 million and $8.5 million during the three and six months ended June 30, 2017, respectively, and $14.5 million and $26.4 million during the three and six months ended June 30, 2016, respectively, that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $5.4 million and $10.9 million during the three and six months ended June 30, 2017, respectively, and $9.2 million and $14.5 million during the three and six months ended June 30, 2016, respectively, related to these restructuring efforts.

Withdrawal costs - multiemployer pension funds. During the six months ended June 30, 2017 and June 30, 2016, we recorded charges to earnings of $1.1 million and $5.6 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Incremental contract startup costs - large municipal contract. During the three and six months ended June 30, 2017, we incurred direct and incremental costs relative to the implementation of a large municipal contract. We expect such costs to continue through the remainder of the year.
Recent Developments
Updated 2017 Financial Guidance
We are increasing our 2017 adjusted diluted earnings per share guidance. The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2017, which is not a measure determined in accordance with U.S GAAP:

(Anticipated) Year Ending December 31, 2017
Diluted earnings per share	$ 2.32 - 2.35
Withdrawal costs - multiemployer pension funds	—
Gain on disposition of assets and asset impairments, net	(0.01)
Restructuring charges	0.03
Incremental contract startup costs - large municipal contract	0.02
Adjusted diluted earnings per share	$ 2.36 - $2.39
We believe that presenting adjusted diluted earnings per share provides an understanding of operational activities before the financial impact of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2017). We do this because we believe the costs involved with this particular municipal contract are of an unusual nature for the time period in which they are incurred. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Increase in Quarterly Dividend
At its meeting held in July 2017, our board of directors approved an increase in our quarterly dividend of 7.8% to $0.345 per share. The quarterly dividend of $0.345 per share will be paid on October 16, 2017 to shareholders of record on October 2, 2017.
Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and energy services. Our residential and small-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Our revenue from energy services consists mainly of fees we charge for the treatment and disposal of liquid and solid waste derived from the production of oil and natural gas. Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the three and six months ended June 30, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Collection:
Residential	$576.4	22.8%	$559.9	23.8%	$1,140.7	23.2%	$1,111.1	24.2%
Small-container	747.1	29.6	714.8	30.4	1,480.8	30.1	1,422.6	30.9
Large-container	528.7	20.9	499.7	21.3	1,024.0	20.8	968.8	21.1
Other	10.7	0.4	9.7	0.4	20.5	0.4	19.0	0.4
Total collection	1,862.9	73.7	1,784.1	75.9	3,666.0	74.5	3,521.5	76.6
Transfer	312.0		296.8		594.2		565.0
Less: intercompany	(181.7)		(178.2)		(353.4)		(342.7)
Transfer, net	130.3	5.2	118.6	5.0	240.8	4.9	222.3	4.8
Landfill	569.7		536.2		1,074.4		1,025.6
Less: intercompany	(255.5)		(249.6)		(487.9)		(477.3)
Landfill, net	314.2	12.4	286.6	12.2	586.5	11.9	548.3	11.9
Energy services	36.1	1.4	17.2	0.7	63.3	1.3	35.8	0.8
Other:
Sale of recycled commodities	136.0	5.4	101.4	4.3	269.9	5.5	188.2	4.1
Other non-core	47.2	1.9	42.8	1.9	93.0	1.9	83.1	1.8
Total other	183.2	7.3	144.2	6.2	362.9	7.4	271.3	5.9
Total revenue	$2,526.7	100.0%	$2,350.7	100.0%	$4,919.5	100.0%	$4,599.2	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average yield	2.5%	2.0%	2.4%	2.0%
Fuel recovery fees	0.6	(1.0)	0.5	(1.2)
Total price	3.1	1.0	2.9	0.8
Volume	1.9	0.5	1.5	1.5
Recycled commodities	1.5	0.3	1.8	0.1
Energy services	0.7	(0.5)	0.5	(0.6)
Total internal growth	7.2	1.3	6.7	1.8
Acquisitions / divestitures, net	0.3	0.4	0.3	0.8
Total	7.5%	1.7%	7.0%	2.6%

Core price	4.1%	3.1%	4.1%	3.1%

Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.7% and 2.6% for the three and six months ended June 30, 2017, respectively, and 2.2% for each of the same periods in 2016. Core price as a percentage of related-business revenue was 2.5% and 3.4% for the three and six months ended June 30, 2017, respectively, and 3.4% and 3.5% for the same respective periods in 2016.

During the three and six months ended June 30, 2017, we experienced the following changes in our revenue as compared to the same period in 2016:

•	Average yield increased revenue by 2.5% and 2.4% for the three and six months ended June 30, 2017, respectively, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.6% and 0.5% during the three and six months ended June 30, 2017, respectively. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices results in an increase in our revenue. Higher fuel recovery fees for the three and six months ended June 30, 2017 resulted primarily from the increase in fuel prices when compared to fuel prices for the same period in 2016.

•
Volume increased revenue by 1.9% and 1.5% during the three and six months ended June 30, 2017, primarily due to volume growth in our large-container collection, landfill and transfer station lines of business, which were partially offset by volume declines in our small-container collection line of business. The volume increase in our landfill line of business is primarily attributable to increased special waste and construction and demolition waste volumes.

•
Recycled commodities increased revenue by 1.5% and 1.8% during the three and six months ended June 30, 2017, due to increased commodity prices. The average price for old corrugated containers for the three and six months ended June 30, 2017 was $174 and $170 per ton, respectively, compared to $105 and $101 per ton, for the same respective periods in 2016. The average price of old newsprint for the three and six months ended June 30, 2017 was $95 and $117 per ton, respectively, compared to $88 and $81 per ton, for the same respective periods in 2016. Our processed recycled commodity volume for the three and six months ended June 30, 2017 was 0.6 million and 1.2 million tons sold, respectively, compared to 0.6 million and 1.3 million tons sold for the same respective periods in 2016.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $27 million and $18 million, respectively.

•
Acquisitions, net of divestitures, increased revenue by 0.3% during the three and six months ended June 30, 2017, due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.

•	Energy services increased revenue by 0.7% and 0.5% during the three and six months ended June 30, 2017, due primarily to increased drilling activity compared to the same respective periods in 2016.
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

The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Labor and related benefits	$498.6	19.7%	$475.8	20.2%	$995.2	20.2%	$947.9	20.6%
Transfer and disposal costs	207.3	8.2	195.1	8.3	394.6	8.0	373.7	8.1
Maintenance and repairs	236.1	9.3	223.7	9.5	462.9	9.4	442.0	9.6
Transportation and subcontract costs	144.9	5.7	133.4	5.7	279.0	5.7	255.6	5.6
Fuel	83.2	3.3	80.3	3.4	167.7	3.4	150.6	3.3
Franchise fees and taxes	118.9	4.7	114.7	4.9	228.1	4.6	223.1	4.9
Landfill operating costs	57.1	2.3	44.2	1.9	110.1	2.2	88.0	1.9
Risk management	56.0	2.2	46.7	2.0	103.5	2.1	92.4	2.0
Cost of goods sold	65.1	2.6	43.7	1.9	122.7	2.5	82.4	1.8
Other	90.2	3.6	83.1	3.5	177.7	3.7	166.3	3.6
Total cost of operations	$1,557.4	61.6%	$1,440.7	61.3%	$3,041.5	61.8%	$2,822.0	61.4%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased for the three and six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of the following:

•
Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes, and higher health care and benefits costs.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During each of the six months ended June 30, 2017 and 2016, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•	Maintenance and repairs expense increased due to higher collection volumes, cost of parts, and internal labor.

•	Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes.

•
Our fuel costs increased due to higher prices of diesel fuel and the expiration of CNG tax credits. The national average diesel fuel cost per gallon for the three and six months ended June 30, 2017 was $2.55 and $2.56, respectively, compared to $2.30 and $2.18 for the same respective periods in 2016.

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

•	Landfill operating expenses increased due to volume increases in our landfill line of business, increased leachate transportation and disposal costs and landfill maintenance costs.

•
Risk management expenses increased primarily due to more favorable actuarial adjustments in our workers' compensation program recorded during the three and six months ended June 30, 2016 than in the same periods in 2017.

•
During the three and six months ended June 30, 2017, cost of goods sold increased primarily due to higher rebates paid for volumes delivered to our recycling facilities as a result of the increase in commodity prices.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Depreciation and amortization of property and equipment	$157.6	6.2%	$156.3	6.7%	$315.4	6.4%	$312.6	6.8%
Landfill depletion and amortization	82.8	3.3	75.9	3.2	157.2	3.2	145.0	3.1
Depreciation, amortization and depletion expense	$240.4	9.5%	$232.2	9.9%	$472.6	9.6%	$457.6	9.9%

Depreciation and amortization of property and equipment for the three and six months ended June 30, 2017 increased due to higher acquisition costs of replacement vehicles, an increased number of vehicles to support volume growth, additional assets acquired with our acquisitions, and an increased number of CNG vehicles, which are more expensive to purchase than diesel vehicles.
During the three and six months ended June 30, 2017, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $17.9 million and $35.6 million, or 0.7% of revenue, for the three and six months ended June 30, 2017, respectively, compared to $17.9 million and $35.7 million, or 0.8% of revenue, for the same respective periods in 2016. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. The amortization has remained relatively unchanged as a result of assets acquired in the acquisitions of various waste businesses throughout the year, offset by certain intangible assets that are now fully amortized.
Accretion Expense
Accretion expense was $19.9 million and $39.9 million, or 0.8% of revenue, for the three and six months ended June 30, 2017, respectively, compared to $19.8 million and $39.6 million, or 0.8% and 0.9% of revenue, for the same respective periods in 2016. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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

The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Salaries	$173.5	6.9%	$154.4	6.6%	$350.2	7.1%	$313.2	6.8%
Provision for doubtful accounts	9.4	0.4	7.0	0.3	14.8	0.3	11.6	0.3
Other	80.0	3.1	82.1	3.5	151.4	3.1	159.9	3.4
Total selling, general and administrative expenses	$262.9	10.4%	$243.5	10.4%	$516.4	10.5%	$484.7	10.5%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2017 and 2016 are summarized below:

•	Salaries increased due to higher incentive pay and wages and other payroll related items resulting from merit increases.

•
Other selling, general and administrative expenses decreased for the three and six months ended June 30, 2017, primarily due to favorable legal settlements and a decrease in legal fees due to the settlement of legal matters.

Withdrawal Costs - Multiemployer Pension Funds
During the six months ended June 30, 2017 and June 30, 2016, we recorded charges to earnings of $1.1 million and $5.6 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Gain on Disposition of Assets and Asset Impairments, Net
During the three and six months ended June 30, 2017, we recorded net gains on disposition of assets and asset impairments related to business divestitures of $1.4 million and $3.0 million, respectively. During the six months ended June 30, 2017, we also recorded a net gain on disposition of assets and asset impairments of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills.
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
We incurred restructuring charges of $4.1 million and $8.5 million during the three and six months ended June 30, 2017, respectively, and $14.5 million and $26.4 million during the three and six months ended June 30, 2016, respectively, that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $5.4 million and $10.9 million during the three and six months ended June 30, 2017, respectively, and $9.2 million and $14.5 million during the three and six months ended June 30, 2016, respectively, related to these restructuring efforts.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2017 and 2016 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense on debt and capital lease obligations	$80.1	$82.4	$159.5	$164.5
Accretion of debt discounts	1.9	1.9	3.8	3.8
Accretion of remediation liabilities and other	9.0	9.6	18.1	19.3
Less: capitalized interest	(1.5)	(1.7)	(2.4)	(2.6)
Total interest expense	$89.5	$92.2	$179.0	$185.0

Total interest expense for the three and six months ended June 30, 2017 decreased primarily due to the issuance of $500.0 million of 2.90% senior notes in July 2016 that were used to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40%. Cash paid for interest was $159.5 million and $167.5 million for the six months ended June 30, 2017 and 2016, respectively.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2017 and 2016 was 39.1% and 37.9%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for each of the three and six months ended June 30, 2016 was 38.0%. The effective tax rate for the three and six months ended June 30, 2017 was favorably affected from the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718). For the three months ended June 30, 2017, the favorable impact of ASU 2016-09 was partially offset by changes in state tax rates. The effective tax rate for the three and six months ended June 30, 2016 was favorably affected by the resolution of certain state and federal tax matters.
Cash paid for income taxes was $170.0 million and $99.4 million for the six months ended June 30, 2017 and 2016, respectively. Cash paid for income taxes was lower for 2016 primarily due to benefits realized from our debt refinancing in July 2016. For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
Reportable Segments
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western and portions of the mid-western United States, and Group 2 primarily consists of geographic areas located in Texas, the southeastern and portions of the mid-western United States, and the eastern seaboard of the United States.

The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2017 and 2016 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Disposition of Assets and Asset Impairments, Net	Operating Income (Loss)	Operating Margin
Three Months Ended June 30, 2017
Group 1	$1,123.0	$106.5	$—	$106.5	$—	$237.4	21.1%
Group 2	1,346.9	141.4	(0.1)	141.3	—	288.4	21.4
Corporate entities	56.8	30.4	—	30.4	1.4	(100.3)	—
Total	$2,526.7	$278.3	$(0.1)	$278.2	$1.4	$425.5	16.8%
Three Months Ended June 30, 2016
Group 1	$1,050.6	$104.6	$—	$104.6	$—	$229.3	21.8%
Group 2	1,255.1	136.5	—	136.5	—	247.5	19.7
Corporate entities	45.0	28.8	—	28.8	—	(94.7)	—
Total	$2,350.7	$269.9	$—	$269.9	$—	$382.1	16.3%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
Six Months Ended June 30, 2017
Group 1	$2,185.4	$208.8	$—	$208.8	$—	$451.2	20.6%
Group 2	2,625.4	278.4	(0.1)	278.3	—	561.2	21.4
Corporate entities	108.7	60.4	0.6	61.0	9.8	(198.7)	—
Total	$4,919.5	$547.6	$0.5	$548.1	$9.8	$813.7	16.5%
Six Months Ended June 30, 2016
Group 1	$2,051.0	$206.7	$—	$206.7	$—	$438.9	21.4%
Group 2	2,462.1	269.8	(0.3)	269.5	—	482.7	19.6
Corporate entities	86.1	57.1	(0.4)	56.7	—	(194.0)
Total	$4,599.2	$533.6	$(0.7)	$532.9	$—	$727.6	15.8%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2017 with the same period in 2016 are discussed below:
Group 1
Revenue for the three months ended June 30, 2017 increased 6.9% due primarily to increases in average yield in all collection lines of business and in our landfill line of business and volume increases in all lines of business. Recycled commodities also increased revenue by 1.1% during the three months ended June 30, 2017, due to increased commodity prices.

Revenue for the six months ended June 30, 2017 increased 6.6% due primarily to increases in average yield in all collection lines of business and in our landfill line of business and volume increases in all lines of business. The volume increases in our landfill line of business were partially offset by decreases in municipal solid waste volumes. Recycled commodities also increased revenue by 1.7% during the six months ended June 30, 2017, due to increased commodity prices.
Operating income in Group 1 increased from $229.3 million for the three months ended June 30, 2016, or a 21.8% operating income margin, to $237.4 million for the three months ended June 30, 2017, or a 21.1% operating income margin. Operating income in Group 1 increased from $438.9 million for the six months ended June 30, 2016, or a 21.4% operating income margin, to $451.2 million for the six months ended June 30, 2017, or a 20.6% operating income margin. The following cost categories impacted operating income:

•	Cost of operations unfavorably impacted operating income margin during the three and six months ended June 30, 2017, primarily due to higher cost of goods sold and increased landfill operating costs.

•
Depreciation and amortization of property and equipment favorably impacted operating income margin for the three and six months ended June 30, 2017, primarily as a result of increases in revenue from increases in average yield. Landfill depletion and amortization also favorably impacted operating income margin for the three and six months ended June 30, 2017, primarily due to changes in the mix of landfill disposal volumes.

•
Selling, general and administrative expenses had a favorable impact on operating income margin for the three and six months ended June 30, 2017 primarily due to net favorable legal settlements from matters occurring in the ordinary course of business and decreased headcount related to our restructuring.

Group 2
Revenue for the three months ended June 30, 2017 increased 7.3% due primarily to increases in average yield in all lines of business and volume increases in our large-container collection, landfill and transfer lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste and construction and demolition volumes. These increases were partially offset by volume declines in our small-container collection line of business. Recycled commodities also increased revenue by 1.1% during the three months ended June 30, 2017, due to increased commodity prices. Additionally, energy services increased revenue during the three months ended June 30, 2017, due primarily to increased drilling activity compared to the same period in 2016.
Revenue for the six months ended June 30, 2017 increased 6.6% due primarily to increases in average yield in all lines of business and volume increases in our large-container collection, landfill and transfer lines of business. Volume increases in our landfill line of business were primarily attributable to increased special waste and construction and demolition volumes. These increases were partially offset by volume declines in our small-container collection line of business. Recycled commodities also increased revenue by 1.3% during the six months ended June 30, 2017, due to increased commodity prices. Additionally, energy services increased revenue during the six months ended June 30, 2017, due primarily to increased drilling activity compared to the same period in 2016.
Operating income in Group 2 increased from $247.5 million for the three months ended June 30, 2016, or a 19.7% operating income margin, to $288.4 million for the three months ended June 30, 2017, or a 21.4% operating income margin. Operating income in Group 2 increased from $482.7 million for the six months ended June 30, 2016, or a 19.6% operating income margin, to $561.2 million for the six months ended June 30, 2017, or a 21.4% operating income margin.
The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2017, primarily due to favorable transfer and disposal costs, labor and related benefits, and maintenance and repairs. These favorable items were partially offset by higher cost of goods sold and landfill operating costs.

•
Depreciation and amortization of property and equipment favorably impacted operating income margin for the three and six months ended June 30, 2017, primarily as a result of increases in revenue from increases in average yield.

•	Selling, general and administrative costs favorably impacted operating income margin for the three and six months ended June 30, 2017 primarily due to decreased headcount related to our restructuring.

Corporate Entities
Operating loss in our Corporate Entities increased from $94.7 million for the three months ended June 30, 2016 to $100.3 million for the three months ended June 30, 2017. The operating loss for the three months ended June 30, 2017 was favorably impacted by a decrease in restructuring charges of $10.4 million from the same period in 2016, gain on disposition of businesses, net favorable legal settlements from matters occurring in the ordinary course of business and a decrease in legal fees due to the settlement of legal matters. Offsetting these favorable items were increases in salaries and related benefits due to certain employees relocating from our field operations to our corporate segment as a result of our restructuring, increased hourly and salaried wages as a result of merit increases, and increased facility costs as a result of our restructuring.
Operating loss in our Corporate Entities increased from $194.0 million for the six months ended June 30, 2016 to $198.7 million for the six months ended June 30, 2017. The operating loss for the six months ended June 30, 2017 was favorably impacted by a decrease in restructuring charges of $17.9 million from the same period in 2016, a decrease in charges related to withdrawal events associated with certain multiemployer pension funds of $4.5 million from the same period in 2016, gain on disposition of businesses, net favorable legal settlements from matters occurring in the ordinary course of business and a decrease in legal fees due to the settlement of legal matters. Offsetting these favorable items were increases in salaries and related benefits due to certain employees relocating from our field operations to our corporate segment as a result of our restructuring, increased hourly and salaried wages as a result of merit increases, and increased facility costs as a result of our restructuring.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the six months ended June 30, 2017:

	Balance as of December 31, 2016	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2017
Cubic yards (in millions):
Permitted airspace	4,707.6	7.3	(40.0)	0.2	4,675.1
Probable expansion airspace	286.8	(5.0)	—	—	281.8
Total cubic yards (in millions)	4,994.4	2.3	(40.0)	0.2	4,956.9
Number of sites:
Permitted airspace	192	(1)			191
Probable expansion airspace	13	(1)			12
As of June 30, 2017, we owned or operated 191 active landfills with total available disposal capacity estimated to be 4,956.9 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of June 30, 2017, total available disposal capacity is estimated to be 4,675.1 million in-place cubic yards of permitted airspace plus 281.8 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 63 years.
As of June 30, 2017, 12 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 45 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2017, accrued final capping, closure and post-closure costs were $1,233.5 million, of which $71.7 million were classified as current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of Part I of this Form 10-Q.

Remediation and Other Charges for Landfill Matters
Bridgeton Landfill.  During the six months ended June 30, 2017, we paid $9.1 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of June 30, 2017, the remediation liability recorded for this site was $188.1 million, of which approximately $17 million is expected to be paid during the remainder of 2017. We believe the remaining reasonably possible high end of our range would be approximately $156 million higher than the amount recorded as of June 30, 2017.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the six months ended June 30, 2017 (in millions of dollars):

	Balance as of December 31, 2016	Capital Additions (Amortization)	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2017
Non-depletable landfill land	$166.8	$—	$—	$—	$—	$—	$166.8
Landfill development costs	6,386.7	4.3	(25.4)	22.3	99.9	0.1	6,487.9
Construction-in-progress - landfill	221.2	172.2	—	—	(107.0)	—	286.4
Accumulated depletion and amortization	(3,016.5)	(156.7)	25.4	—	—	(0.5)	(3,148.3)
Net investment in landfill land and development costs	$3,758.2	$19.8	$—	$22.3	$(7.1)	$(0.4)	$3,792.8
Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the six months ended June 30, 2017 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance
Balance as of December 31, 2016	$44.0	$1,224.6	$602.9	$418.5
Non-cash additions for asset retirement obligations	—	22.3	—	—
Acquisitions, net of divestitures and other adjustments	2.7	(25.1)	(6.1)	—
Asset retirement obligation adjustments	—	0.1	—	—
Accretion expense	—	39.9	10.6	0.6
Premium written for third-party risk assumed	—	—	—	15.1
Reclass to ceded insurance reserves	—	—	—	(7.7)
Net additions charged (credited) to expense	14.8	—	—	215.3
Payments or usage	(13.8)	(28.3)	(23.8)	(226.1)
Balance as of June 30, 2017	47.7	1,233.5	583.6	415.7
Less: current portion	(47.7)	(71.7)	(74.3)	(141.5)
Long-term portion	$—	$1,161.8	$509.3	$274.2
As of June 30, 2017, accounts receivable were $1,074.4 million, net of allowance for doubtful accounts and other of $47.7 million, resulting in days sales outstanding of 38.7, or 27.1 days net of deferred revenue. As of December 31, 2016, accounts receivable were $994.8 million, net of allowance for doubtful accounts and other of $44.0 million, resulting in days sales outstanding of 38.1, or 26.1 days net of deferred revenue.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2017 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2016	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2017
Land	$430.2	$0.1	$(0.2)	$1.0	$—	$—	$1.0	$432.1
Non-depletable landfill land	166.8	—	—	—	—	—	—	166.8
Landfill development costs	6,386.7	4.3	—	(25.4)	22.3	0.1	99.9	6,487.9
Vehicles and equipment	6,551.8	309.4	(73.3)	14.7	—	—	14.3	6,816.9
Buildings and improvements	1,160.1	1.7	(0.5)	(3.7)	—	—	18.2	1,175.8
Construction-in- progress - landfill	221.2	172.2	—	—	—	—	(107.0)	286.4
Construction-in- progress - other	35.7	44.4	—	—	—	—	(29.0)	51.1
Total	$14,952.5	$532.1	$(74.0)	$(13.4)	$22.3	$0.1	$(2.6)	$15,417.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2016	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2017
Landfill development costs	$(3,016.5)	$(156.7)	$—	$25.4	$(0.5)	$—	$(3,148.3)
Vehicles and equipment	(3,931.4)	(287.7)	71.7	11.1	—	—	(4,136.3)
Buildings and improvements	(416.0)	(28.4)	0.2	1.9	—	—	(442.3)
Total	$(7,363.9)	$(472.8)	$71.9	$38.4	$(0.5)	$—	$(7,726.9)
Liquidity and Capital Resources
The major components of changes in cash flows for the six months ended June 30, 2017 and 2016 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2017 and 2016 (in millions of dollars):

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$878.8	$844.3
Cash used in investing activities	(593.7)	(517.2)
Cash used in financing activities	(316.9)	(317.5)

Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2017 and 2016 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $142.7 million during the six months ended June 30, 2017, compared to a decrease of $104.3 million during the same period in 2016, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $91.6 million during the six months ended June 30, 2017 due to the timing of billings net of collections, compared to a $39.2 million increase in the same period in 2016. As of June 30, 2017, our days sales outstanding, were 38.7, or 27.1 days net of deferred revenue, compared to 38.3, or 26.0 days net of deferred revenue, as of June 30, 2016.

•	Our accounts payable increased $8.6 million during the six months ended June 30, 2017, compared to a $27.4 million decrease in the same period in 2016, due to the timing of payments.

•
Cash paid for capping, closure and post-closure obligations was $7.0 million lower during the six months ended June 30, 2017 compared to the same period in 2016. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to payments in 2016 related to capping events at two of our active landfills.

•	Cash paid for remediation obligations was $9.0 million lower during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the timing of obligations.

•
Our other liabilities decreased $23.3 million during the six months ended June 30, 2017, compared to a $112.0 million increase in the same period in 2016 primarily due to an increase in cash taxes as well as payments for management incentive compensation.

In addition, cash paid for income taxes (net of refunds) was $170.0 million and $99.4 million for the six months ended June 30, 2017 and 2016, respectively. Cash paid for interest was $159.5 million and $167.5 million for the six months ended June 30, 2017 and 2016, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2017 and 2016 are summarized below:

•
Capital expenditures during the six months ended June 30, 2017 were $497.5 million, compared with $512.0 million for the same period in 2016. Property and equipment received during the six months ended June 30, 2017 and 2016 was $531.3 million and $521.4 million, respectively.

•	Proceeds from sales of property and equipment during the six months ended June 30, 2017 were $3.1 million, compared to $5.5 million for the same period in 2016.

•
During the six months ended June 30, 2017 and 2016, we paid $81.7 million and $13.9 million, respectively, for business acquisitions. During the six months ended June 30, 2017, we paid $14.3 million, net of proceeds, related to business divestitures. There were no divestitures during the six months ended June 30, 2016.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2017 and 2016 are summarized below:

•	Net proceeds from notes payable and long-term debt were $115.2 million during the six months ended June 30, 2017, compared to net proceeds of $59.8 million in the same period in 2016.

•
During the six months ended June 30, 2017, we repurchased 3.7 million shares of our stock for $230.7 million compared to repurchases of 4.3 million shares for $196.1 million during the same period in 2016.

•	Dividends paid were $217.0 million and $207.1 million during the six months ended June 30, 2017 and 2016, respectively.

Financial Condition
Cash and Cash Equivalents
As of June 30, 2017, we had $36.0 million of cash and cash equivalents and $93.3 million of restricted cash deposits and restricted marketable securities, including $28.2 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $65.1 million of restricted cash and marketable securities related to our insurance obligations.
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
The credit agreements require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2017, our EBITDA to interest ratio was 7.43 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.90 compared to the 3.50 maximum allowed by the covenants. As of June 30, 2017, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2017.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facilities totaled $1,517.6 million and $1,543.1 million as of June 30, 2017 and December 31, 2016, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of June 30, 2017, we had $290.0 million of borrowings under our Credit Facilities and $210.0 million of borrowings as of December 31, 2016.  We had $423.9 million and $478.4 million of letters of credit outstanding under our Credit Facilities as of June 30, 2017 and December 31, 2016, respectively.
During 2016, we amended our existing unsecured credit facility agreement (the "Uncommitted Credit Facility"), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2017 we had $41.0 million of borrowings and no borrowings as of December 31, 2016, under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2016 we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). We used the net proceeds from the 2.90% Notes to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40%.

Tax-Exempt Financings
As of June 30, 2017 and December 31, 2016, we had $1,073.0 million and $1,072.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 90% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.
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
Credit Ratings
We have received investment grade credit ratings. As of June 30, 2017, our senior debt was rated BBB+, Baa3, and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., respectively.
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
Our fuel costs were $167.7 million during the six months ended June 30, 2017, or 3.4% of revenue, compared to $150.6 million during the comparable period in 2016, or 3.3% of revenue.
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
Revenue from sales of these products during the six months ended June 30, 2017 and 2016 was $269.9 million and $188.2 million, respectively.
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

As of June 30, 2017, we had $1,298.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $16 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information regarding how we manage interest rate risk.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $46 million relating to our outstanding legal proceedings as of June 30, 2017. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $46 million higher than the amount recorded as of June 30, 2017.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution.  On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill.  The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages.  The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $37 million, and other relief.  On May 13, 2013, the court entered a stipulated preliminary injunction under which Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR.  On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.  The case is presently set for trial beginning March 5, 2018. On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes.

Sunshine Canyon Landfill Matter
The Sunshine Canyon Landfill in Sylmar, California entered into settlement agreements with the South Coast Air Quality Management District (SCAQMD) in 2012 and 2013.  The settlement agreements resolved claims for excess emission charges, civil penalties, and investigative and administrative costs relating to odor-related and surface emissions NOVs received from SCAQMD.  Since the end of the period covered by the 2013 settlement agreement, which was September 6, 2013, and through July 20, 2017, Sunshine Canyon has received an additional 134 NOVs from SCAQMD for odors.  We received a $2.2 million civil penalty demand from the SCAQMD, and the SCAQMD's Executive Officer filed a Petition before the Hearing Board of the SCAQMD for an abatement order. We entered into a Stipulated Abatement Order with the Hearing Board providing for certain abatement measures to be implemented at the landfill. On July 13, 2017, we paid $1.3 million to SCAQMD to resolve the outstanding civil penalty demand.
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
There were no material changes during the six months ended June 30, 2017 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2017:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 1 - 30	864,205	$62.70	864,205	$298,672,151
May 1 - 31	837,907	62.63	837,907	246,190,905
June 1 - 30	394,153	63.75	394,153	221,065,150
	2,096,265		2,096,265

(a)
In October 2015, our board of directors added $900.0 million to the existing share repurchase authorization that now extends through December 31, 2017. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2017, 0.1 million repurchased shares were pending settlement and an associated $6.6 million was unpaid and included within other accrued liabilities.

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

REPUBLIC SERVICES, INC.

Date:	July 27, 2017	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2017	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)