Form 10-K
period 2017-12-31
REPUBLIC SERVICES, INC.
filed 2018-02-09
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2017, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $21.5 billion.

As of January 31, 2018, the registrant had outstanding 331,213,547 shares of Common Stock (excluding treasury shares of 19,232,353).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to “Republic,” “the Company,” “we,” “us” and “our” refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and energy services in the United States, as measured by revenue. As of December 31, 2017, we operated in 40 states and Puerto Rico through 343 collection operations, 204 transfer stations, 195 active landfills, 90 recycling centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We also operated 68 landfill gas and renewable energy projects and had post-closure responsibility for 124 closed landfills. We were incorporated in Delaware in 1996.
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
Our operations are national in scope, but the physical collection and recycling or disposal of waste is very much a local business and the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the Company while maintaining day-to-day operating decisions at the local level, closest to the customer.
The Five Pillars of Our Strategy - Profitable Growth through Differentiation
We believe that our products and services are valuable, and that by developing a superior team and delivering superior products, we can differentiate ourselves from our competitors. Differentiation allows us to attract and retain the best talent, win more customers, increase loyalty, and ultimately drive higher revenue and profits. Our strategy of Profitable Growth through Differentiation is built on five key pillars, including (1) market position, (2) operating model, (3) people and talent agenda, (4) customer zeal, and (5) digital platform.
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
Internal Growth

•
Volume Growth - We believe waste volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting solid waste and recyclable materials under residential collection contracts with municipalities, exclusive franchise agreements, and small-container and large-container contracts. We also look to enter into long-term disposal and recycling processing contracts with municipalities and other third parties. By obtaining such long-term agreements, we can grow our contracted revenue base at the same rate as the underlying economic growth in these markets. In addition, by securing a base of long-term recurring revenue, we are better able to protect our market position from competition. We work to increase volumes while ensuring that prices charged for services provide an appropriate return on our capital investment.

•
Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an adequate return on our substantial investments in vehicles, equipment, landfills, transfer stations and recycling centers.

•
Expansion of Recycling Capabilities - Based on an industry trade publication, we believe approximately 35% of municipal solid waste is recycled. Communities have increasingly committed to enhance and expand their recycling programs for their residents. We continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an acceptable return. We will continue to look for opportunities to expand our recycling capabilities in markets where customers are demanding these services and demonstrating a willingness to pay, and we can earn an appropriate return on our investment.

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
We realize synergies from consolidating businesses into our existing operations, whether through acquisitions or public-private partnerships, which allows us to reduce capital expenditures and expenses associated with truck routing, personnel, fleet maintenance, inventories and back-office administration.
Operating Model
The goal of our operating model pillar is to deliver a consistent, high-quality service to all of our customers through the Republic Way: One Way. Everywhere. Every day. This approach of developing standardized processes with rigorous controls and tracking allows us to leverage our scale and deliver durable operational excellence. The Republic Way is the key to harnessing the best of what we do as operators and translating that across all facets of our business.
A key enabler of the Republic Way is our organizational structure that fosters a high performance culture by maintaining 360-degree accountability and full profit and loss responsibility with local management, supported by a functional structure to provide subject matter expertise. This structure allows us to take advantage of our scale by coordinating functionally across all of our markets, while empowering local management to respond to unique market dynamics.
We have rolled out several productivity and cost control initiatives designed to deliver the best service possible to our customers in the most efficient and environmentally sound way.

Fleet Automation
Approximately 75% of our residential routes have been converted to automated single-driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity, decrease emissions and create a safer work environment for our employees. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Fleet Conversion to Compressed Natural Gas (CNG)
Approximately 19% of our fleet operates on natural gas. We expect to continue our gradual fleet conversion to CNG as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is the most prudent approach to realizing the full value of our previous fleet investments. Approximately 30% of our replacement vehicle purchases during 2017 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2017, we operated 37 CNG fueling stations.
Standardized Maintenance
Based on an industry trade publication, we operate the seventh largest vocational fleet in the United States. As of December 31, 2017, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,200	7.5
Small-container	4,600	7.1
Large-container	4,100	8.8
Total	15,900	7.7
OneFleet, our standardized vehicle maintenance program, enables us to use best practices for fleet management, truck care and maintenance. Through standardization of core functions, we believe we can minimize variability in our maintenance processes, resulting in higher vehicle quality and a lower environmental footprint, while extending the average service life of our fleet. We believe operating a more reliable, greener, safer and more efficient fleet will lower our operating costs. We have implemented standardized maintenance programs for 100% of our fleet maintenance operations as of December 31, 2017. The entire fleet was certified under OneFleet by the second quarter of 2017.
Organizational Structure
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
People and Talent Agenda
The goal of our people and talent agenda pillar is to create an environment to attract and retain the best talent. Our people continue to be the most critical component in successfully executing our strategy. We strive to make Republic a desirable place to work for our approximately 35,000 full-time employees by creating learning experiences, programs, compensation and benefits that attract, develop, train, engage, motivate, reward and retain the best workforce. With a focus on safety, learning and talent development, and diversity and inclusion, we aspire to be a company where the best people want to work and are engaged every day.

Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. Due to the nature of our industry, we prioritize safety above all else and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 41% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees touch, there are constant reminders for employees to go home in the same condition that they came to work. Our goal is to ensure every one of our employees returns home safely each night.
We are proud of our two safety incentive programs: Dedicated to Safety and Dedicated to Excellence. For Dedicated to Safety, employees must meet all safety requirements for the year, including no preventable accidents and no safety warnings. For Dedicated to Excellence, employees must earn the Dedicated to Safety Award and meet additional criteria for customer service, attendance and other performance metrics. Further, our safety training program, Focus 6, provides employees with tips and techniques to prevent the six most common types of serious accidents: backing, intersections, push-pull-lift, rear collisions, rollover and pedestrian.
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
Developing our leaders is also a critical part of our people and talent agenda. From Leadership Fundamentals, a program for new front line supervisors, to our Leadership Trainee and General Manager Acceleration programs for early career leaders, we have developed programs and experiences to help ensure that as our leaders progress, they are accumulating the skills necessary to be successful at each level. Our Leadership Trainee Program has enabled us to place new leaders in key positions in the field and at our Phoenix headquarters. Our General Manager Acceleration Program is designed to enable its participants to become the next generation of General Managers, and we are positioned to begin our next class in the third quarter of 2018. Over the last three years, more than 2,800 leaders have completed our Leadership Fundamentals program, creating a common language and toolkit for how we coach and develop employees.
Diversity and Inclusion
We are actively and intentionally creating an environment in which all individuals are welcomed and valued. In 2013, we launched Mosaic as our renewed approach and commitment to diversity and inclusion. Through Mosaic, we have developed new strategies and activities to continue creating a more diverse workforce and inclusive work environment. In this way, we can leverage our best thinking to improve our culture and better serve our customers. In 2017, we launched the Women of Republic networking group, which was developed to provide a platform to empower members and enrich a diverse culture that values, develops and advances women in leadership.
We believe there is no better way to protect our planet than to recruit and hire the heroes who have protected our country. We actively recruit and hire veterans - those transitioning from military life as well as those long discharged from active duty. We value the skills, experience and operational excellence they bring to our organization, as well as their commitment to a better tomorrow. Historically, we have had great success hiring veterans. In 2017, for example, 20% of general managers, 30% of operations managers, and 27% of maintenance managers that we hired self-identified as having served in the U.S. Army, Navy, Marines, Air Force or Coast Guard.
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

In response to our customers’ requests, we expanded our suite of products to include electronics recycling with BlueGuard®, universal recycling and All-in-One Office®.  For those services that we don’t provide, we fulfill demand through our alliance partnerships while maintaining the customer facing relationship.
To help ensure a consistent customer experience, we invested in our customer service capabilities and have made continued progress on the consolidation of our over 100 customer service locations into three Customer Resource Centers. The new state-of-the-art facilities and the technology deployed provide our customer service employees with the tools and capabilities they need to provide better levels of service across a myriad of touch points, including voice, email, text, social media channels and live chat. The state-of-the-art centers enhance the customer experience and will lower the cost to service our customers.
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

•
Our e-commerce sales channel allows customers to secure services on a real-time basis, provides capabilities to meet our customer's evolving buying preferences, and provides a lower cost sales channel.

We believe that leveraging technology to improve our core business strengthens our existing model and customer relationships, and will serve to solidify our differentiated offering.
Corporate Responsibility and Sustainability
In addition to being committed to our customers and employees, we are also committed to the communities we serve and to the environment. We strive to be America’s preferred recycling and waste services partner. At Republic, we believe in the preservation of our Blue Planet® - to support a cleaner, safer and healthier world.
We believe we have a responsibility to regenerate our planet with the materials we are entrusted to handle every day by driving increased recycling, generating renewable energy, and helping our customers be more resourceful.  Additionally, regulatory and market developments that are related to concerns about potential impacts from climate change present us with a strategic business opportunity to reduce our own emissions while also providing our customers with sustainable solutions that reduce their greenhouse gas emissions. Leading by example, we are working diligently to improve our relationship with the environment and society through decreased vehicle emissions, innovative landfill technologies, use of renewable energy, community engagement and employee growth opportunities.  Sustainability contributes to a cleaner world, while also providing opportunities to improve brand awareness, to increase customer loyalty, to grow our business, to motivate our employees and to differentiate Republic from our competitors.
To maximize our efforts, we have chosen to focus our sustainability platform around the following five areas:

•
Operations. We are working to minimize the effect of our operations around our fleet, our landfills and our buildings. Whenever we reduce waste and inefficiency, we become more sustainable and reduce our costs.

•
Materials Management. We recognize we have an opportunity to extract value from materials in the waste stream in the form of commodities and energy and also reduce greenhouse gas emissions from those materials.

•	Communities. We are devoted to being a good neighbor through customer and community engagement, philanthropic giving, and infrastructure investments.

•	Safety. We are committed to creating a safe environment for our employees, our customers and the communities we serve.

•	People. We employ and develop talented professionals who are committed to our planet, our customers and our Company.
Each of these areas has a significant effect on the environment and society and contributes to preserving our Blue Planet, while forming the foundation of our business going forward. We have developed programs that we believe will enable us to reduce our emissions by 2.5 million tons of carbon dioxide equivalent by the end of 2018, including developing at least two landfill gas-to-energy projects each year, adding at least 150,000 tons per year of recycling capacity, and reducing the greenhouse gas emissions from our fleet by 3% by the end of 2018. We added a safety goal in 2017 to prospectively reduce our OHSA recordable rates by 7% per year. From 2013 through 2016, Republic reduced its scope 1 & 2 greenhouse gas emissions by 12.7%.
We have been steadily building on our sustainability progress and performance. Recently, we were named to the North American and World Dow Jones Sustainability Indices (DJSI) for a second consecutive year. We believe the DJSI is the gold standard for corporate sustainability. Republic is the only recycling and solid waste collection provider in the world to be named to either the North American or World Indices. In addition, we have earned the CDP Climate Management Level and Supplier Climate Management distinctions. Republic uses these tools as a way to identify our strengths and weaknesses as they relate to climate-related impacts, and enhance our management processes to reduce our carbon footprint.
These achievements demonstrate our ability to connect financial performance with environmental and social performance, including addressing various risks and opportunities posed by climate change. The rankings also highlight Republic's leadership in corporate governance, environmental, social and financial aspects of sustainability. Finally, we released our third Sustainability Report that follows the GRI G4 protocol which is available on our website at www.republicservices.com/sustainability.
Republic is one of the few Fortune 500 companies whose board has a Sustainability and Corporate Responsibility Committee. This committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risk, including cyber security, environmental and climate related risks, and reputational risks.
Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. Our ability to steadily increase free cash flow allows us to efficiently execute our capital allocation strategy, which includes investing in acquisitions and returning a majority of free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa3 by Moody’s Investors Service, Inc. as of December 31, 2017. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2017, our board of directors approved an increase in the quarterly dividend to $0.345 per share, which represents an increase of approximately 8% over the prior year. Over the last five years, our dividend has increased at a compounded annual growth rate of 8.0%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2017, our board of directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. As of December 31, 2017, there was $1.8 billion remaining under our share repurchase authorization. On a quarterly basis, our board of directors reviews the intrinsic value of our stock.
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

Management Team
We believe that building and blending a diverse team of strong industry veterans, along with talented people from other industries who bring unique skill sets, will contribute to what we call our “Composite Strength.” Composite Strength combines the vast, varied experience and capability of both strong waste-industry veterans and talented people from other industries. Additionally, Composite Strength helps ensure the continuity of leadership and preservation of institutional knowledge, while also bringing in skills and new ideas from other companies outside of our industry - many of them from blue chip companies.
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
Charles F. Serianni was appointed Executive Vice President, Chief Financial Officer in August 2014, and he was elected Treasurer in January 2018. Mr. Serianni has over 30 years of experience in a variety of roles of increasing responsibility. He was named Vice President, Region Controller for our former West Region in July 2013. Before that, Mr. Serianni served as our Assistant Controller starting in June 1998 and progressed to Senior Vice President, Chief Accounting Officer in December 2008. He served as the Accounting Operations Director for Republic Industries, Inc. (AutoNation) from February 1997 to June 1998. Before that, Mr. Serianni served as the Accounting Operations Director for Sunglass Hut International, Inc. from May 1993 to February 1997, and as Manager, Accounting and Auditing Services for Deloitte & Touche from September 1984 to May 1993.
Jon Vander Ark was appointed Chief Operating Officer effective January 1, 2018. Prior to this appointment, Mr. Vander Ark served as Executive Vice President, Operations for Group 2. Before this, he oversaw Group 1. Mr. Vander Ark joined Republic in January 2013 as Executive Vice President, Chief Marketing Officer. Prior to Republic, he served as a partner at McKinsey & Company’s Detroit office.
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

Integrated Operations
We believe Republic is a company with a strong, national operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. We seek to achieve a high rate of internalization by controlling waste streams from the point of collection through processing or disposal. During the year ended December 31, 2017, approximately 68% of the total waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our non-integrated markets. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority, it is profitable to do so, and we can earn an appropriate return on our investment.
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services.
Collection Services
We provide residential, small-container, and large-container solid waste collection services through 343 collection operations. In 2017, approximately 74% of our total revenue was derived from our collection business, of which approximately 23% of our total revenue relates to residential services, approximately 30% relates to small-container services, and approximately 21% relates to large-container services.
Our residential collection business involves the curbside collection of waste for transport to transfer stations, or directly to landfills or recycling centers. We typically perform residential solid waste collection services under contracts with municipalities, which we generally secure through competitive bid and which give us exclusive rights to service all or a portion of the homes in the municipalities. These contracts usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on the market, collection frequency, type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the customers receiving the service.
In our small-container business, we supply our customers with waste containers of varying sizes. We typically perform small-container collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs and the cost of disposal. Our small-container services are typically offered to small business complexes, multi-family housing and strip malls, and include industries such as restaurants, retail, real-estate, and professional and other services.
Our large-container collection business includes both recurring and temporary customer relationships. For the recurring portion, we supply our customers with waste containers of varying sizes and rent compactors to large waste generators. We typically perform the collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs and the cost of disposal. Our recurring large-container services are typically offered to larger facilities, hotels and office buildings, and include industries such as manufacturing, retail, hospitality, professional and other services.
For the temporary portion of our large-container collection business, the majority of the waste relates to construction and demolition activities and is typically event-driven. We provide temporary waste collection services on a contractual basis with terms ranging from a single pickup to one-year or longer.
We also provide recycling collection services tailored to our customers' requirements to complete our service offerings.
Transfer Services
We own or operate 204 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2017. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfills with an additional "gate" to extend their geographic reach.
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

Landfill Services
We own or operate 195 active landfills. Our tipping fees charged to third parties accounted for approximately 12% of our revenue during 2017. As of December 31, 2017, we had approximately 37,400 permitted acres and total available permitted and probable expansion disposal capacity of approximately 5 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides economic and environmental benefits, including reducing air pollution through the capture and use of methane. As of December 31, 2017, we operated 68 landfill gas and renewable energy projects.
We also have responsibility for 124 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services
We own or operate 90 recycling centers. These facilities generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 5% of our revenue during 2017. Approximately 77% of our recycling center volume relates to OCC, ONP and other mixed paper. Of the 5.0 million tons we sold during 2017, 2.5 million moved through our recycling centers and 2.5 million we collected and delivered to third parties.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $20 million and $20 million, respectively.
In certain instances we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities.
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
Energy Services
In addition to certain of our landfill disposal sites, we own or operate 7 treatment, recovery and disposal facilities and 11 salt water disposal wells. Energy services waste is generated from the by-products of oil and natural gas exploration and production activity, including waste created throughout the initial drilling and completion of an oil or natural gas well, production wastes and water produced during a well's operating life, contaminated soils that require treatment during site reclamation, and substances that require clean-up after a spill. Revenue is therefore primarily generated through waste managed from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services including closed loop collection systems and the sale of recovered products. In 2017, approximately 2% of our revenue was derived from energy services. Energy services activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.
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
Seasonality and Severe Weather
Our operating revenues tend to be somewhat higher in the summer months, primarily due to higher volumes of construction and demolition waste. The volumes of large-container and residential waste in certain regions of the country also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect this seasonality.
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
Regulation
Our facilities and operations are subject to a variety of federal, state and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, recycling facilities, certain solid waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. Environmental Protection Agency (EPA) and various other federal, state and local authorities administer these regulations.
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

CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous substances, it is possible that hazardous substances have been deposited or “released” at landfills or other facilities that we presently or historically have owned or operated, or at properties owned by third parties to which we have transported waste. Therefore, we could be liable under CERCLA for the cost of cleaning up, or protecting against the release of, such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing of hazardous substances at appropriately-licensed facilities. Given the difficulty of obtaining insurance for environmental impairment liability, any such liability could have a material effect on our business, financial condition, results of operations and cash flows.

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

In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past several years, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) conventional automobiles and light-duty trucks; and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For conventional automobiles and light-duty trucks, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for conventional automobiles and light-duty trucks in model years 2017 through 2025. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. On August 16, 2016, the EPA and the NHTSA jointly issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In issuing the proposed fuel economy standards for heavy-duty trucks (including tractor trailers), the government estimated that the increased equipment cost would be recouped over a period of two years for a tractor/trailer combo, and over a period of 6 years for a garbage truck, and each vehicle would continue to save fuel costs over its operating life.

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
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. Among other sections of this Form 10-K, the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:

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

•	competition and demand for services in the solid waste industry;

•	price increases to our customers, which may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel, and may cause us to lose volume;

•	our ability to manage growth and execute our growth strategy;

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

•	our ability to retain our investment grade ratings for our debt;

•	our dependence on key personnel;

•	our dependence on technology in our operations;

•	our dependence on large, long-term collection, transfer and disposal contracts;

•	the capital intensive nature of our business, which may consume cash in excess of cash flow from operations;

•	exposure to environmental liabilities or remediation requirements, to the extent not adequately covered by insurance, which could result in substantial expenses;

•	risks associated with undisclosed liabilities of acquired businesses;

•	risks associated with pending and future legal proceedings, including litigation, audits or investigations brought by or before any governmental body;

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

•	the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	the impact of U.S. and international tax laws and regulations on our business;

•	a cyber-security incident that could negatively impact our business and our relationships with customers; and

•
acts of war, riots or terrorism, including the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States.

The risks included here are not exhaustive. Refer to the Risk Factors in this Item 1A for further discussion regarding our exposure to risks. You should be aware that any forward-looking statement in this Form 10-K and the documents incorporated herein or therein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statement. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-K and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.
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
We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies. Competition for collection accounts is primarily based on price and the quality of services. Competition for disposal business is primarily based on price, geographic location and quality of operations. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue and greater opportunities for tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, our collection operations may have difficulty competing effectively. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.

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
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset such volatility through fuel recovery fees. Our fuel costs were $349.8 million in 2017, or 3.5% of revenue, compared to $317.0 million in 2016, or 3.4% of revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2017, approximately 9% of our fuel volume purchases were hedged with swap agreements. Additionally, we are able to collect fuel recovery fees from some customers. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $25 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $25 million. Accordingly, a substantial rise or drop in fuel costs could result in a material effect to our revenue and cost of operations.
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must contain renewable fuels (as designated by regulation). The total volume metrics for each year vary based upon a number of factors (e.g., the availability of such fuels), and it is difficult to predict the ultimate quantity that the EPA will eventually mandate for future years. These regulations are one of many factors that may affect the cost of the fuel we use.
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
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect our consolidated financial condition, results of operations and cash flows. Approximately 77% of our recycling center volume relates to OCC, ONP and other mixed paper.
Historically, to manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2017, we entered into multiple agreements related to forecasted OCC sales. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $20 million and $20 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material effect to our revenue and cost of operations.

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
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the U.S. are setting zero-waste goals in which they strive to send no waste to landfills. Although such actions help to protect our environment and reduce the impact of waste on climate change, they have reduced, and will in the future reduce, the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to possible decreases in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative effect on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could have a negative effect on our consolidated financial condition, results of operations and cash flows.
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
As of December 31, 2017, we had approximately $8.3 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
As of December 31, 2017, approximately 24% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
Our obligation to fund multiemployer pension plans to which we contribute, or our withdrawal from such plans, may have an adverse effect on us.
We contribute to 25 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 19% of our total current employees participate in such multiemployer plans. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot presently determine the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have a material adverse effect on our results of operations or cash flows for a given period.
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
We use information technology, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. While we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 145,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2017, we owned or operated 343 collection operations, 204 transfer stations, 195 active landfills, 90 recycling centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells in 40 states and Puerto Rico. In the aggregate, our active solid waste landfills total approximately 107,800 acres, including approximately 37,400 permitted acres. We also have post-closure responsibility for 124 closed landfills. We believe that our property and equipment are adequate for our current needs.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $44 million relating to our outstanding legal proceedings as of December 31, 2017. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $44 million higher than the amount recorded as of December 31, 2017.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources (MDNR) issued a notice of violation (NOV) to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event (SSE) was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution. On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill. The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages. The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $37 million, and other relief. On May 13, 2013, the court entered a stipulated preliminary injunction under which Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR. On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR. The parties have now reached an agreement in principle to resolve this matter and are attempting to reach a final settlement agreement and consent judgment on all issues. The court has released the parties from the previously scheduled trial date of March 5, 2018. On April 28, 2016, Bridgeton Landfill, LLC and the United States Environmental Protection Agency entered into an Administrative Settlement Agreement and Order on Consent addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes.
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
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG. The following table sets forth the range of the high and low sale prices per share of our common stock on the New York Stock Exchange and the cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2017:
First quarter	$63.84	$56.17	$0.32
Second quarter	65.34	61.01	0.32
Third quarter	67.18	63.45	0.345
Fourth quarter	68.00	62.05	0.345
Year Ended December 31, 2016:
First quarter	$48.76	$41.82	$0.30
Second quarter	51.31	45.56	0.30
Third quarter	52.92	49.42	0.32
Fourth quarter	58.00	49.18	0.32
There were 611 holders of record of our common stock at January 31, 2018, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2018, our board of directors declared a regular quarterly dividend of $0.345 per share for shareholders of record on April 2, 2018. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2017, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2017:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 1 - 31	1,293,405	$63.83	1,293,405	$2,015,838,022
November 1 - 30	457,258	64.21	457,258	1,986,476,455
December 1 - 31	2,190,560	66.42	2,190,560	1,840,976,273
	3,941,223		3,941,223

(a)
In October 2017, our board of directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Before this, $98.4 million remained under a prior authorization. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2017, there were 0.5 million repurchased shares pending settlement and $33.8 million was unpaid and included within other accrued liabilities.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2015 and October 2017 authorizations.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2017.
Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2012 to December 31, 2017 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2012 and that all dividends were reinvested.

	Indexed Returns for the Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Republic Services, Inc.	$100.00	$116.62	$145.48	$164.71	$218.82	$264.72
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
DJ W&DS Index	100.00	124.94	142.12	148.07	179.38	210.02

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of December 31, 2017 and 2016 and for each of the three years ended December 31, 2017, 2016 and 2015 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.
See Notes 1, 2, 3, 8, 9, 10 and 12 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions and restructuring charges, landfill and environmental costs, debt, income taxes and stockholders’ equity and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue	$10,041.5	$9,387.7	$9,115.0	$8,803.3	$8,417.2
Expenses:
Cost of operations	6,214.6	5,764.0	5,518.6	5,643.1	5,234.7
Depreciation, amortization and depletion	1,036.3	991.1	970.6	906.9	877.4
Accretion	79.8	79.1	79.4	78.0	76.6
Selling, general and administrative	1,057.4	969.8	983.1	918.9	853.8
Withdrawal costs - multiemployer pension funds	1.2	5.6	4.5	1.5	157.7
(Gain) loss on business divestitures and impairments, net	(33.9)	(0.1)	—	20.0	(1.9)
Restructuring charges	17.6	40.7	—	1.8	8.6
Operating income	1,668.5	1,537.5	1,558.8	1,233.1	1,210.3
Interest expense	(361.9)	(371.3)	(364.9)	(348.7)	(360.0)
Loss on extinguishment of debt	(0.8)	(196.2)	—	(1.4)	(2.1)
Interest income	1.0	0.9	0.8	0.6	0.7
Loss from unconsolidated equity method investments	(27.4)	(6.1)	—	—	—
Other income, net	2.7	1.1	1.2	1.7	2.3
Income before income taxes	1,282.1	965.9	1,195.9	885.3	851.2
Provision for income taxes	3.1	352.7	445.5	337.4	262.1
Net income	1,279.0	613.2	750.4	547.9	589.1
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.6)	(0.6)	(0.5)	(0.3)	(0.2)
Net income attributable to Republic Services, Inc.	$1,278.4	$612.6	$749.9	$547.6	$588.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$3.79	$1.79	$2.14	$1.54	$1.63
Weighted average common shares outstanding	337.1	343.0	350.0	356.7	362.1
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$3.77	$1.78	$2.13	$1.53	$1.62
Weighted average common and common equivalent shares outstanding	339.0	344.4	351.4	358.1	363.4
Cash dividends per common share	$1.33	$1.24	$1.16	$1.08	$0.99
Other Operating Data:
Cash provided by operating activities	$1,910.7	$1,847.8	$1,679.7	$1,529.8	$1,548.2
Purchases of property and equipment	989.8	927.8	945.6	862.5	880.8
Proceeds from the sale of property and equipment	6.1	9.8	21.2	35.7	23.9
Balance Sheet Data:
Cash and cash equivalents	$83.3	$67.8	$32.4	$75.2	$213.3
Restricted cash and marketable securities	141.1	90.5	100.3	115.6	169.7
Total assets	21,147.0	20,629.6	20,535.9	20,052.4	19,949.2
Total debt	8,187.4	7,658.9	7,532.9	7,019.6	7,018.1
Total stockholders' equity	7,961.1	7,693.7	7,776.6	7,747.8	7,906.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of December 31, 2017, we operated in 40 states and Puerto Rico through 343 collection operations, 204 transfer stations, 195 active landfills, 90 recycling centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We also operated 68 landfill gas and renewable energy projects and had 124 closed landfills.
Revenue for the year ended December 31, 2017 increased by 7.0% to $10,041.5 million compared to $9,387.7 million in 2016. This change in revenue is due to increases in total price, including fuel recovery fees, of 2.9%, volume of 1.8%, acquisitions, net of divestitures of 0.8%, recycled commodities of 0.9%, and energy services of 0.6%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	2017		2016		2015
Revenue	$10,041.5	100.0%	$9,387.7	100.0%	$9,115.0	100.0%
Expenses:
Cost of operations	6,214.6	61.9	5,764.0	61.4	5,518.6	60.5
Depreciation, amortization and depletion of property and equipment	965.3	9.6	919.8	9.8	898.7	9.9
Amortization of other intangible assets and other assets	71.0	0.7	71.3	0.8	71.9	0.8
Accretion	79.8	0.8	79.1	0.8	79.4	0.9
Selling, general and administrative	1,057.4	10.5	969.8	10.3	983.1	10.8
Withdrawal costs - multiemployer pension funds	1.2	—	5.6	0.1	4.5	—
(Gain) loss on business divestitures and impairments, net	(33.9)	(0.3)	(0.1)	—	—	—
Restructuring charges	17.6	0.2	40.7	0.4	—	—
Operating income	$1,668.5	16.6%	$1,537.5	16.4%	$1,558.8	17.1%
Our pre-tax income was $1,282.1 million, $965.9 million and $1,195.9 million for 2017, 2016 and 2015, respectively. Our net income attributable to Republic Services, Inc. was $1,278.4 million, or $3.77 per diluted share for 2017, compared to $612.6 million, or $1.78 per diluted share, for 2016, and $749.9 million, or $2.13 per diluted share, for 2015.

During each of 2017, 2016 and 2015, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$1,282.1	$1,278.4	$3.77	$965.9	$612.6	$1.78	$1,195.9	$749.9	$2.13
Withdrawal costs - multiemployer pension funds (1)	1.2	0.7	0.00	5.6	3.4	0.01	4.5	2.7	0.01
Restructuring charges	17.6	10.6	0.03	40.7	24.6	0.07	—	—	—
Loss on extinguishment of debt (1)	0.8	0.5	0.00	203.4	122.7	0.36	—	—	—
Gain on business divestitures and impairments, net	(33.9)	(9.1)	(0.03)	(0.1)	—	—	—	—	—
Incremental contract startup costs - large municipal contract	8.2	5.0	0.02	—	—	—	—	—	—
Adoption of the Tax Act	—	(463.9)	(1.36)	—	—	—	—	—	—
Bridgeton insurance recovery	—	—	—	—	—	—	(50.0)	(30.3)	(0.08)
Total adjustments	(6.1)	(456.2)	(1.34)	249.6	150.7	0.44	(45.5)	(27.6)	(0.07)
As adjusted	$1,276.0	$822.2	$2.43	$1,215.5	$763.3	$2.22	$1,150.4	$722.3	$2.06
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2017.
We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP), provides an understanding of operational activities before the financial effect of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs and have recorded similar recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2017). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they are incurred. In the case of the Bridgeton insurance recovery, we are adjusting such amounts due to their significant effect on our operating results; however, in the ordinary course of our business, we often incur recoveries that we do not adjust from our operating results. We are adjusting for the impact associated with our adoption of The Tax Cuts and Jobs Act (the Tax Act) due to the significant decrease in the federal corporate tax rate and the magnitude of the effect on our operating results. Our definition of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Withdrawal costs - Multiemployer Pension Funds. During 2017, we recorded charges to earnings of $1.2 million for withdrawal events at the multiemployer pension funds to which we contribute. During 2016 and 2015, we recorded charges to earnings of $5.6 million and $4.5 million, respectively, for withdrawal events at the multiemployer pension funds to which we contribute related to our operations in Puerto Rico.
Restructuring charges. In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations. The savings realized from the realignment were reinvested in our customer-focused programs and initiatives. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers.

During 2017 and 2016, we incurred $17.6 million and $40.7 million of restructuring charges, respectively, that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms.
In January 2018, we eliminated certain positions following the consolidation of select back office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions.  These changes include a reduction in administrative staffing and closing of certain office locations.  In 2018, we expect to incur restructuring charges of approximately $25 million to $30 million primarily related to employee severance costs, lease exit and contract termination costs and the relocation of certain employees. We expect annual savings of approximately $25 million to $30 million.  Substantially all of these restructuring charges will be recorded in our corporate segment.
Loss on extinguishment of debt. In the fourth quarter of 2017 we retired $86.7 million of 5.25% tax-exempt bonds due June 2023, resulting in a non-cash charge for deferred issuance costs of $0.8 million. During 2016, we priced cash tender offers to purchase $575.4 million of outstanding notes and debentures with coupons ranging from 5.7% to 7.4% (the Existing Notes). Additionally, we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes) and used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase the $575.4 million of the combined aggregate principal amount of the Existing Notes. We also used the net proceeds to pay a premium due of $148.1 million and early tender consideration of $28.7 million.
(Gain) loss on business divestitures and impairments, net. During 2017, we recorded a net gain on business divestitures and asset impairments related to business divestitures of $27.1 million. We also recorded a net gain on business divestitures and asset impairments of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills. During 2016, we recorded a charge to earnings of $4.6 million primarily related to environmental costs associated with one of our divested landfills. During 2016, we also recorded a net gain related to a business divestiture of $4.7 million.
Incremental contract start-up costs - large municipal contract. During 2017, we incurred direct and incremental costs of $8.2 million related to the implementation of a large municipal contract.
Adoption of the Tax Act. The Tax Act was enacted on December 22, 2017.  Among other things, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%.  Accordingly, we re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances. The provisional amount recorded at December 31, 2017 reduced our tax provision by $463.9 million, primarily due to a reduction in our deferred tax liabilities.
Bridgeton insurance recovery. During 2015, we collected an insurance recovery of $50.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations.
Recent Developments
2018 Financial Guidance
In 2018, we will continue to focus on managing the controllable aspects of our business by enhancing the quality of our revenue, investing in profitable growth opportunities and reducing costs. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improve return on invested capital. We are committed to an efficient capital structure, maintaining our investment grade credit ratings and increasing cash returns to our shareholders.

Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2018. Specific guidance follows:
Revenue
We expect 2018 revenue to increase by approximately 4.0 to 4.5% comprised of the following:

Increase (Decrease)
Average yield	2.25%
Volume	0.0 to 0.25
Energy services	0.25
Fuel recovery fees	0.5
Recycled commodities	(1.0 to 0.75)
Acquisitions	2.0
Subtotal	4.0 to 4.5%
Adoption of the new revenue recognition standard	(3.75)
Total change	0.25 to 0.75%
Changes in price are restricted on approximately 50% of our annual service revenue.  The majority of these restricted pricing arrangements are tied to fluctuations in a specific index (primarily a consumer price index) as defined in the contract. The consumer price index varies from a single historical stated period of time or an average of trailing historical rates over a stated period of time. In addition, the initial effect of pricing resets typically lags 6 to 12 months from the end of the index measurement period to the date the revised pricing goes into effect. As a result, current changes in a specific index may not manifest themselves in our reported pricing for several quarters into the future.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2018 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2017. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2018	(Actual) Year Ended December 31, 2017
Diluted earnings per share	$ 2.99 - 3.04	$3.77
Withdrawal costs - multiemployer pension funds	—	0.00
Restructuring charges	0.06	0.03
Loss on extinguishment of debt	—	0.00
(Gain) loss on business divestitures and impairments, net	—	(0.03)
Incremental contract startup costs	—	0.02
Adoption of the Tax Act	—	(1.36)
Adjusted diluted earnings per share	$ 3.05 - 3.10	$2.43
The 2018 anticipated adjusted diluted earnings per share assumes an effective tax rate of approximately 27%.
We believe that the presentation of adjusted diluted earnings per share, which excludes withdrawal costs - multiemployer pension funds, restructuring charges, loss on extinguishment of debt, (gain) loss on business divestitures and impairments, net, incremental contract startup costs, and the impact of the Tax Act provides an understanding of operational activities before the financial effect of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Property and Equipment, Net
In 2018, we anticipate receiving approximately $1.1 billion of property and equipment, net of proceeds from the sale of property and equipment.

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
The following table reflects our revenue by service line for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	2017		2016		2015
Collection:
Residential	$2,285.7	22.8%	$2,239.7	23.9%	$2,242.3	24.6%
Small-container	2,995.6	29.8	2,877.5	30.7	2,799.9	30.7
Large-container	2,087.9	20.8	1,975.8	21.0	1,890.2	20.7
Other	44.2	0.4	38.2	0.4	39.8	0.4
Total collection	7,413.4	73.8	7,131.2	76.0	6,972.2	76.4
Transfer	1,209.5		1,157.6		1,112.7
Less: intercompany	(703.8)		(694.1)		(682.3)
Transfer, net	505.7	5.0	463.5	4.9	430.4	4.7
Landfill	2,224.3		2,083.6		2,036.4
Less: intercompany	(985.5)		(962.4)		(951.9)
Landfill, net	1,238.8	12.3	1,121.2	11.9	1,084.5	11.9
Energy services	149.0	1.5	76.4	0.8	95.8	1.1
Other:
Sale of recycled commodities	539.2	5.4	420.4	4.5	372.0	4.1
Other non-core	195.4	2.0	175.0	1.9	160.1	1.8
Total other	734.6	7.4	595.4	6.4	532.1	5.9
Total revenue	$10,041.5	100.0%	$9,387.7	100.0%	$9,115.0	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Average yield	2.5%	2.1%	2.3%
Fuel recovery fees	0.4	(0.8)	(1.4)
Total price	2.9	1.3	0.9
Volume	1.8	1.0	1.1
Recycled commodities	0.9	0.5	(0.7)
Energy Services	0.6	(0.4)	—
Total internal growth	6.2	2.4	1.3
Acquisitions / divestitures, net	0.8	0.6	2.2
Total	7.0%	3.0%	3.5%

Core price	4.1%	3.3%	3.6%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.6%, 2.3%, and 2.6% for 2017, 2016 and 2015, respectively. Core price as a percentage of related-business revenue was 4.3%, 3.7%, and 4.0% for 2017, 2016 and 2015, respectively.
Revenue – 2017 compared to 2016
During 2017, we experienced the following changes in our revenue as compared to 2016:

•	Average yield increased revenue by 2.5% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.4%. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Higher fuel recovery fees for 2017 resulted primarily from the increase in fuel prices when compared to fuel prices for the same period in 2016.

•
Volume increased revenue by 1.8% primarily due to volume growth in our large-container collection, landfill and transfer station lines of business, which were partially offset by volume declines in our small-container collection line of business. The volume increase in our landfill line of business is primarily attributable to increased special waste and construction and demolition volumes.

•
Recycled commodities increased revenue by 0.9% primarily due to increased commodity prices. The average price for old corrugated containers for 2017 was $159 per ton compared to $114 per ton for 2016. The average price of old newsprint for 2017 was $100 per ton compared to $99 per ton for 2016. Our processed recycled commodity volume was approximately 2.5 million tons sold for both 2017 and 2016.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $20 million and $20 million, respectively.

•	Acquisitions increased revenue by 0.8% due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.
Revenue – 2016 compared to 2015
During 2016, we experienced the following changes in our revenue as compared to 2015:

•	Average yield increased revenue by 2.1% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.8%. These fees fluctuate with the price of fuel and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel recovery fees for 2016 resulted primarily from the decrease in fuel prices.

•
Volume increased revenue by 1.0% primarily due to volume growth in our large-container collection, landfill and transfer station lines of business, which were partially offset by volume declines in our residential collection line of business. The volume increase in our landfill line of business is primarily attributable to increased municipal solid waste and construction and demolition volumes offset by declines in our special waste volume.

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

•
Acquisitions increased revenue by 0.6% primarily due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.

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
The following table summarizes the major components of our cost of operations for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	2017		2016		2015
Labor and related benefits	$2,027.2	20.2%	$1,919.4	20.4%	$1,848.9	20.3%
Transfer and disposal costs	795.9	7.9	759.7	8.1	724.4	7.9
Maintenance and repairs	940.2	9.4	894.9	9.5	853.3	9.3
Transportation and subcontract costs	585.8	5.8	537.1	5.7	510.7	5.6
Fuel	349.8	3.5	317.0	3.4	362.4	4.0
Franchise fees and taxes	468.9	4.7	451.0	4.8	443.6	4.9
Landfill operating costs	220.3	2.2	175.2	1.9	151.5	1.7
Risk management	212.6	2.1	184.7	2.0	167.7	1.8
Cost of goods sold	236.9	2.4	183.2	2.0	168.0	1.8
Other	377.0	3.7	341.8	3.6	338.1	3.7
Subtotal	6,214.6	61.9	5,764.0	61.4	5,568.6	61.0
Bridgeton insurance recovery	—	—	—	—	(50.0)	(0.5)
Total cost of operations	$6,214.6	61.9%	$5,764.0	61.4%	$5,518.6	60.5%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Cost of Operations - 2017 compared to 2016
Our cost of operations increased for 2017 compared to 2016, primarily as a result of the following:

•
Labor and related benefits increased in aggregate dollars due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes and higher health care and benefits costs. However, as a percentage of revenue, labor and related benefits costs decreased due to higher large-container collection and post-collection revenue primarily driven by our transfer and landfill lines of business.

•
Transfer and disposal costs increased in aggregate dollars primarily due to higher collection volumes. During both 2017 and 2016, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•
Maintenance and repairs expense increased in aggregate dollars due to higher collection volumes, cost of parts, and internal labor. However, as a percentage of revenue, maintenance and repair costs decreased due to an increase in large-container collection and post-collection revenue primarily driven by our transfer and landfill lines of business.

•	Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes.

•
Our fuel costs increased due to higher prices of diesel fuel and the expiration of compressed natural gas (CNG) tax credits. The national average fuel cost per gallon for 2017 was $2.65 compared to $2.30 for 2016, an increase of $0.35 or approximately 15%.

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

•	Franchise fees and taxes increased in aggregate dollars primarily due to volume increases in our landfill line of business.

•	Landfill operating expenses increased due to volume increases in our landfill line of business and increased leachate transportation and disposal costs and landfill maintenance costs.

•
Risk management expenses increased primarily due to favorable actuarial developments in our workers' compensation program recorded during 2016 that did not recur in 2017. Additionally, we had unfavorable actuarial development in our auto liability insurance program in 2017.

•	During 2017, cost of goods sold increased primarily due to higher rebates paid for volumes delivered to our recycling facilities as a result of the increase in commodity prices.

•
During 2017, other costs of operations increased primarily due to higher occupancy and facility costs due to a 2016 favorable property tax settlement, facility repairs and third-party equipment rental.

Cost of Operations – 2016 compared to 2015
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

•
Maintenance and repairs expense increased due to higher collection volumes, cost of parts, internal labor, third-party truck repairs, vehicle complexity and costs associated with our fleet maintenance initiative.

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

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	2017		2016		2015
Depreciation and amortization of property and equipment	$639.3	6.4%	$629.6	6.7%	$613.4	6.8%
Landfill depletion and amortization	326.0	3.2	290.2	3.1	285.3	3.1
Depreciation, amortization and depletion expense	$965.3	9.6%	$919.8	9.8%	$898.7	9.9%
Depreciation, Amortization and Depletion of Property and Equipment - 2017 compared to 2016
Depreciation and amortization of property and equipment increased in aggregate dollars primarily due to an increase in the cost of replacement vehicles, increased trucks to support volume growth, additional assets acquired with our acquisitions, and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles.
Landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion and amortization rate. In addition, we recognized favorable amortization adjustments related to our asset retirement obligations in 2016 that did not recur in 2017.
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
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $71.0 million, $71.3 million and $71.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, or 0.7% of revenue for 2017 and 0.8% for 2016 and 2015. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, and, to a lesser extent, non-compete agreements and trade names. The changes in amortization expense are the result of assets acquired in the acquisitions of various waste businesses throughout the year, offset by certain intangible assets now being fully amortized.
Accretion Expense
Accretion expense was $79.8 million, $79.1 million and $79.4 million, or 0.8% of revenue, for the years ended December 31, 2017 and 2016, and 0.9% of revenue for the year ended December 31, 2015. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars and as a percentage of revenue):

	2017		2016		2015
Salaries	$706.3	7.0%	$646.3	6.9%	$636.6	7.0%
Provision for doubtful accounts	30.6	0.3	20.4	0.2	22.7	0.2
Other	320.5	3.2	303.1	3.2	323.8	3.6
Total selling, general and administrative expenses	$1,057.4	10.5%	$969.8	10.3%	$983.1	10.8%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
Selling, General and Administrative Expenses – 2017 compared to 2016
Salaries increased primarily due to higher incentive pay and wages and other payroll related items resulting from merit increases.
Other selling, general and administrative expenses increased primarily due a favorable legal settlement during 2016. Additionally, we had an increase in acquisition-related transaction costs associated with our increased acquisition activity during the year.
Selling, General and Administrative Expenses – 2016 compared to 2015
Salaries increased primarily due to higher wages, benefits, and other payroll related items resulting from merit increases and increased headcount.
Other selling, general and administrative expenses decreased primarily due to a reduction in acquisition-related transaction and integration costs associated with our acquisition of Tervita in February 2015 that did not recur in 2016 and favorable legal settlements.
Withdrawal Costs - Multiemployer Pension Funds
During 2017, we recorded charges to earnings of $1.2 million for withdrawal events at one of our multiemployer pension funds to which we contribute. As we obtain updated information regarding the multiemployer pension plan, the factors used in deriving our estimated withdrawal liability will be subject to change, which may adversely impact our reserves for withdrawal costs.
During 2016 and 2015, we recorded charges to earnings of $5.6 million and $4.1 million, respectively, for withdrawal events at the multiemployer pension plan to which we contribute related to our operations in Puerto Rico. During 2015, we also recorded $0.4 million of legal charges.
(Gain) Loss on Business Divestitures and Impairments, Net
During 2017, we recorded net gains on business divestitures and asset impairments related to business divestitures of $27.1 million. We also recorded a gain on business divestitures and asset impairments of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills.
During 2016, we recorded a charge to earnings of $4.6 million primarily related to environmental costs associated with one of our divested landfills. During 2016, we also recorded a net gain related to a business divestiture of $4.7 million. There were no charges to earnings related to business divestitures and impairments in 2015.
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

Restructuring Charges
During 2017, we incurred $17.6 million of restructuring charges that consisted of severance and other employee termination benefits, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $18.6 million related to these restructuring efforts. In January 2018, we eliminated certain positions following the consolidation of select back office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions.  These changes include a reduction in administrative staffing and closing of certain office locations.  In 2018, we expect to incur restructuring charges of approximately $25 million to $30 million primarily related to employee severance costs, lease exit and contract termination costs and the relocation of certain employees. We expect annual savings of approximately $25 million to $30 million.  Substantially all of these restructuring charges will be recorded in our corporate segment.
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations. The savings realized from these restructuring efforts were reinvested in our customer-focused programs and initiatives. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers.
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
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions (in millions of dollars):

	2017	2016	2015
Interest expense on debt and capital lease obligations	$324.8	$324.1	$324.6
Accretion of debt discounts	7.6	7.6	7.4
Accretion of remediation liabilities and other	36.0	45.8	39.7
Less: capitalized interest	(6.5)	(6.2)	(6.8)
Total interest expense	$361.9	$371.3	$364.9
Total interest expense for 2017 decreased primarily due to the issuance of $500.0 million of 2.90% senior notes in July 2016 that were used to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40%. As a result of the debt that was extinguished in 2016, total interest expense for 2016 increased primarily due to $7.2 million of unamortized cash flow hedges reclassified to earnings as non-cash interest expense.
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million and resulted in a $4.8 million reduction in interest expense during 2017, compared to a $6.3 million reduction in interest expense during 2016 and a $7.5 million reduction in interest expense during 2015.
During 2017, 2016 and 2015, cash paid for interest was $326.9 million, $330.2 million and $327.6 million, respectively.
Loss on Extinguishment of Debt
During 2017, we retired $86.7 million of 5.25% tax-exempt bonds, resulting in a non-cash charge of $0.8 million.
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
Income Taxes
Our provision for income taxes was $3.1 million, $352.7 million and $445.5 million for 2017, 2016 and 2015, respectively. Our effective income tax rate was 0.2%, 36.5% and 37.3% for 2017, 2016 and 2015, respectively. We made income tax payments (net of refunds received) of approximately $370 million, $265 million and $321 million for 2017, 2016 and 2015, respectively.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, limits deductions for, among other things, interest expense, executive compensation and meals and entertainment while enhancing deductions for equipment and other fixed assets.  The Tax Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017 we have not finalized our accounting for the tax effects of the enactment of the Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances, uncertain tax positions and the one-time transition tax.  In the aggregate, the provisional amounts recorded at December 31, 2017 reduced our tax provision by approximately $464 million. We anticipate that the completion of our 2017 income tax returns, future guidance and additional information and interpretations with respect to the Tax Act will cause us to further adjust the provisional amounts recorded as of December 31, 2017.
Outside of the impact of the Tax Act, our 2017 tax provision was reduced by approximately $9 million due to the realization of tax credits and lower state tax rates due to changes in estimates following the completion of our 2016 tax returns and the favorable resolution of various state tax matters during 2017. These benefits were partially offset by the write-off of goodwill associated with divestitures that had no corresponding tax basis.
We reduced our 2017 tax provision by $19.6 million due to excess tax benefits required to be recorded to the income statement resulting from the adoption of the Financial Accounting Standards Board's ("FASB") ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). Prior to 2017, these benefits were recorded directly to shareholders’ equity.
In addition, during 2017 we acquired non-controlling interests in limited liability companies established to construct solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. Our 2017 tax provision was reduced by approximately $13 million mainly due to the tax credits related to these investments. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investments in “Loss from unconsolidated equity method investments” within our Consolidated Statements of Income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges, included herein.
Our 2016 tax provision was reduced by approximately $13 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state tax rates due to changes in estimates.
In addition, during 2016 we acquired a noncontrolling interest in a limited liability company established to construct a solar energy asset that qualified for an investment tax credit under Section 48 of the Internal Revenue Code. Our 2016 tax provision was reduced by approximately $10 million primarily due to the tax credit related to this investment.
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

Summarized financial information concerning our reportable segments for the years ended December 31, 2017, 2016 and 2015 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	(Loss) Gain on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2017:
Group 1	$4,447.9	$427.8	$(2.9)	$424.9	$—	$940.7	21.1%
Group 2	5,344.8	563.3	(2.3)	561.0	(1.4)	1,140.2	21.3
Corporate entities	248.8	125.1	5.1	130.2	35.3	(412.4)
Total	$10,041.5	$1,116.2	$(0.1)	$1,116.1	$33.9	$1,668.5	16.6%
2016:
Group 1	$4,185.3	$416.7	$(2.3)	$414.4	$—	$895.5	21.4%
Group 2	5,013.5	542.6	(3.9)	538.7	—	1,026.9	20.5
Corporate entities	188.9	117.4	(0.3)	117.1	0.1	(384.9)
Total	$9,387.7	$1,076.7	$(6.5)	$1,070.2	$0.1	$1,537.5	16.4%
2015:
Group 1	$4,025.9	$397.5	$1.4	$398.9	$—	$857.2	21.3%
Group 2	4,924.5	544.2	(1.6)	542.6	—	953.5	19.4
Corporate entities	164.6	109.0	(0.5)	108.5	—	(251.9)
Total	$9,115.0	$1,050.7	$(0.7)	$1,050.0	$—	$1,558.8	17.1%
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
Significant changes in the revenue and operating margins of our reportable segments for 2017 compared to 2016, and 2016 compared to 2015, are discussed below.
2017 compared to 2016
Group 1
Revenue for 2017 increased 6.3% from 2016 primarily due to increases in average yield in all lines of business, and volume increases in all lines of business. Additionally, we recognized increased recycled commodity revenue due to the increase in commodity prices.
Operating income for Group 1 increased from $895.5 million for 2016, or a 21.4% operating margin, to $940.7 million for 2017, or a 21.1% operating margin. The following cost categories impacted our operating income margin:

•	Cost of operations unfavorably impacted operating income margin during 2017, primarily due to higher cost of goods sold and increased landfill operating costs.

•	Landfill depletion and amortization favorably impacted operating income margin during 2017, primarily as a result of increases in revenue.

•	Selling, general and administrative expenses had a minimal effect on operating income margin during 2017.
Group 2
Revenue for 2017 increased 6.6% from 2016 primarily due to increases in average yield in all lines of business and volume increases in our large-container collection and disposal lines of business. Volume increases in our landfill line of business were primarily attributable to increased construction and demolition and municipal solid waste volumes. These increases were partially offset by volume declines primarily in our residential collection and small-container collection lines of business.
Operating income in Group 2 increased from $1,026.9 million, or a 20.5% operating margin, to $1,140.2 million, or a 21.3% operating margin. The following cost categories impacted our operating income margin:

•
Cost of operations favorably impacted operating income margin during 2017, primarily due to favorable operating leverage on transfer and disposal costs, labor and related benefits, and maintenance and repairs.

•	Landfill depletion and amortization favorably impacted operating income margin during 2017, primarily as a result of increases in revenue.

•
Selling, general and administrative expenses had a favorable impact on operating income margin during 2017 primarily due to lower labor and related benefit costs resulting from decreased headcount related to our restructuring.

Corporate Entities
Operating loss in our Corporate Entities increased from $384.9 million for 2016 to $412.4 million for 2017. The operating loss for 2017 was favorably impacted by a decrease in restructuring charges of $23.1 million from the same period in 2016 and gain on disposition of businesses. Offsetting these favorable items were increases in salaries and related benefits due to certain employees relocating from our field operations to our corporate segment as a result of our restructuring, increased hourly and salaried wages as a result of merit increases, increased facility costs as a result of our restructuring as well as unfavorable actuarial developments in certain of our insurance programs. Additionally, we had favorable legal settlements in 2016 that did not recur in 2017.
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

Group 2
Revenue for 2016 increased 1.8% from 2015 primarily due to increases in average yield in all lines of business and volume increases in our large-container collection and disposal lines of business. Volume increases in our landfill line of business were primarily attributable to increased construction and demolition and municipal solid waste volumes. These increases were partially offset by declines in our energy services business, as well as volume declines primarily in our residential collection and small-container collection lines of business and special waste volume declines in our landfill line of business.
Operating income in Group 2 increased from $953.5 million for 2015, or a 19.4% operating margin, to $1,026.9 million, or a 20.5% operating margin. The following cost categories impacted our operating income:

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
Available Airspace

	Balance as of December 31, 2016	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2017
Cubic yards (in millions):
Permitted airspace	4,707.6	—	10.8	100.5	(82.0)	(1.2)	4,735.7
Probable expansion airspace	286.8	128.2	—	(64.7)	—	—	350.3
Total cubic yards (in millions)	4,994.4	128.2	10.8	35.8	(82.0)	(1.2)	5,086.0
Number of sites:
Permitted airspace	192		2	1			195
Probable expansion airspace	13	2		(4)			11

	Balance as of December 31, 2015	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2016
Cubic yards (in millions):
Permitted airspace	4,676.5	—	—	107.2	(78.9)	2.8	4,707.6
Probable expansion airspace	290.1	63.9	—	(63.3)	—	(3.9)	286.8
Total cubic yards (in millions)	4,966.6	63.9	—	43.9	(78.9)	(1.1)	4,994.4
Number of sites:
Permitted airspace	193			(1)			192
Probable expansion airspace	12	4		(3)			13

	Balance as of December 31, 2014	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2015
Cubic yards (in millions):
Permitted airspace	4,584.1	—	7.2	61.6	(77.0)	100.6	4,676.5
Probable expansion airspace	261.7	56.4	—	(23.7)	—	(4.3)	290.1
Total cubic yards (in millions)	4,845.8	56.4	7.2	37.9	(77.0)	96.3	4,966.6
Number of sites:
Permitted airspace	189		4	—			193
Probable expansion airspace	10	4		(2)			12
Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
As of December 31, 2017, we owned or operated 195 active solid waste landfills with total available disposal capacity estimated to be 5,086.0 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2017, total available disposal capacity is estimated to be 4,735.7 million in-place cubic yards of permitted airspace plus 350.3 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information. Also see our "Critical Accounting Judgments and Estimates" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2017, eleven of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these eleven landfills have an estimated remaining average site life of 55 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 63 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2017:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	16	—	16	8.2%
6 to 10 years	18	—	18	9.2
11 to 20 years	33	2	35	17.9
21 to 40 years	47	2	49	25.1
41+ years	70	7	77	39.6
Total	184	11	195	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2017, accrued final capping, closure and post-closure costs were $1,257.7 million, of which $77.4 million were current and $1,180.3 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
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

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2017, we paid $19.4 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2017, the remediation liability recorded for this site was $177.3 million, of which $20.6 million is expected to be paid during 2018. We believe the remaining reasonably possible high-end of our range would be approximately $177 million higher than the amount recorded as of December 31, 2017.
During 2015, we collected an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations during the year ended December 31, 2015.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC (together with its subsidiary Rock Road Industries, Inc.) is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On February 6, 2018, the U.S. Environmental Protection Agency (EPA) issued a Proposed Record of Decision Amendment for West Lake that includes a total cost estimate of $236 million over a five-year remediation timeline. An initial 45 day public comment period follows the announcement, and we expect at least one public meeting. At this time we are neither able to predict the final remedy that EPA may eventually select in its Record of Decision (ROD) following the comment period, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for the ROD that was issued in 2008. However, issuance of the final ROD and subsequent events related to remedy divisibility or allocation may require us to modify our expected remediation liability.
Investment in Landfills
The following tables reflect changes in our investment in landfills for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Balance as of December 31, 2016	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2017
Non-depletable landfill land	$166.8	$0.1	$—	$—	$—	$—	$—	$—	$166.9
Landfill development costs	6,386.7	6.1	—	2.7	45.2	—	325.3	(8.7)	6,757.3
Construction-in-progress -landfill	221.2	348.1	—	—	—	—	(336.1)	—	233.2
Accumulated depletion and amortization	(3,016.5)	—	—	25.4	—	(326.1)	—	(0.1)	(3,317.3)
Net investment in landfill land and development costs	$3,758.2	$354.3	$—	$28.1	$45.2	$(326.1)	$(10.8)	$(8.8)	$3,840.1

	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2016
Non-depletable landfill land	$165.6	$1.2	$—	$—	$—	$—	$—	$—	$166.8
Landfill development costs	6,078.1	12.7	—	—	41.0	—	255.1	(0.2)	6,386.7
Construction-in-progress -landfill	191.6	291.0	—	—	—	—	(261.4)	—	221.2
Accumulated depletion and amortization	(2,723.0)	—	—	—	—	(296.7)	—	3.2	(3,016.5)
Net investment in landfill land and development costs	$3,712.3	$304.9	$—	$—	$41.0	$(296.7)	$(6.3)	$3.0	$3,758.2

	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2015
Non-depletable landfill land	$162.2	$1.9	$—	$—	$—	$—	$1.5	$—	$165.6
Landfill development costs	5,645.3	4.6	—	173.1	39.4	—	235.4	(19.7)	6,078.1
Construction-in-progress -landfill	140.8	287.6	—	—	—	—	(236.8)	—	191.6
Accumulated depletion and amortization	(2,437.4)	—	—	—	—	(286.7)	0.5	0.6	(2,723.0)
Net investment in landfill land and development costs	$3,510.9	$294.1	$—	$173.1	$39.4	$(286.7)	$0.6	$(19.1)	$3,712.3
The following tables reflect our future expected investment as of December 31, 2017 (in millions):

	Balance as of December 31, 2017	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$166.9	$—	$166.9
Landfill development costs	6,757.3	9,071.8	15,829.1
Construction-in-progress - landfill	233.2	—	233.2
Accumulated depletion and amortization	(3,317.3)	—	(3,317.3)
Net investment in landfill land and development costs	$3,840.1	$9,071.8	$12,911.9

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Number of landfills owned or operated	195	192	193
Net investment, excluding non-depletable land (in millions)	$3,673.2	$3,591.4	$3,546.7
Total estimated available disposal capacity (in millions of cubic yards)	5,086.0	4,994.4	4,966.6
Net investment per cubic yard	$0.72	$0.72	$0.71
Landfill depletion and amortization expense (in millions)	$326.0	$290.2	$285.3
Accretion expense (in millions)	79.8	79.1	79.4
	405.8	369.3	364.7
Airspace consumed (in millions of cubic yards)	82.0	78.9	77.0
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.95	$4.68	$4.74
During 2017 and 2016, our average compaction rate was approximately 2,000 pounds per cubic yard based on a three-year historical moving average.
As of December 31, 2017, we expect to spend an estimated additional $9.1 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $12.7 billion, or $2.51 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2016	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2017
Land	$430.2	$0.3	$(1.5)	$1.7	$—	$—	$2.5	$433.2
Non-depletable landfill land	166.8	0.1	—	—	—	—	—	166.9
Landfill development costs	6,386.7	6.1	—	2.7	45.2	(8.7)	325.3	6,757.3
Vehicles and equipment	6,551.8	545.1	(212.5)	41.6	—	—	28.3	6,954.3
Buildings and improvements	1,160.1	15.1	(4.2)	0.1	—	—	50.4	1,221.5
Construction-in-progress - landfill	221.2	348.1	—	—	—	—	(336.1)	233.2
Construction-in-progress - other	35.7	95.0	—	—	—	—	(75.0)	55.7
Total	$14,952.5	$1,009.8	$(218.2)	$46.1	$45.2	$(8.7)	$(4.6)	$15,822.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2016	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2017
Landfill development costs	$(3,016.5)	$(326.1)	$—	$25.4	$(0.1)	$—	$(3,317.3)
Vehicles and equipment	(3,931.4)	(583.3)	209.2	46.1	—	(0.3)	(4,259.7)
Buildings and improvements	(416.0)	(57.3)	2.4	4.5	—	(1.3)	(467.7)
Total	$(7,363.9)	$(966.7)	$211.6	$76.0	$(0.1)	$(1.6)	$(8,044.7)

	Gross Property and Equipment
	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2016
Land	$425.4	$0.3	$(0.7)	$1.0	$—	$—	$4.2	$430.2
Non-depletable landfill land	165.6	1.2	—	—	—	—	—	166.8
Landfill development costs	6,078.1	12.7	—	—	41.0	(0.2)	255.1	6,386.7
Vehicles and equipment	6,211.8	494.7	(204.2)	10.0	—	—	39.5	6,551.8
Buildings and improvements	1,098.6	12.4	(3.5)	5.7	—	—	46.9	1,160.1
Construction-in-progress - landfill	191.6	291.0	—	—	—	—	(261.4)	221.2
Construction-in-progress - other	25.5	105.2	—	(0.8)	—	—	(94.2)	35.7
Total	$14,196.6	$917.5	$(208.4)	$15.9	$41.0	$(0.2)	$(9.9)	$14,952.5

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2015	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2016
Landfill development costs	$(2,723.0)	$(296.7)	$—	$—	$3.2	$—	$(3,016.5)
Vehicles and equipment	(3,555.0)	(577.5)	200.3	0.9	—	(0.1)	(3,931.4)
Buildings and improvements	(365.8)	(53.8)	3.2	—	—	0.4	(416.0)
Total	$(6,643.8)	$(928.0)	$203.5	$0.9	$3.2	$0.3	$(7,363.9)

	Gross Property and Equipment
	Balance as of December 31, 2014	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2015
Land	$401.3	$0.3	$(0.6)	$23.6	$—	$—	$0.8	$425.4
Non-depletable landfill land	162.2	1.9	—	—	—	—	1.5	165.6
Landfill development costs	5,645.3	4.6	—	173.1	39.4	(19.7)	235.4	6,078.1
Vehicles and equipment	5,834.1	547.4	(301.1)	78.5	—	—	52.9	6,211.8
Buildings and improvements	1,002.3	47.3	(3.9)	54.9	—	—	(2.0)	1,098.6
Construction-in-progress - landfill	140.8	287.6	—	—	—	—	(236.8)	191.6
Construction-in-progress - other	10.1	66.7	—	1.4	—	—	(52.7)	25.5
Total	$13,196.1	$955.8	$(305.6)	$331.5	$39.4	$(19.7)	$(0.9)	$14,196.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2014	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2015
Landfill development costs	$(2,437.4)	$(286.7)	$—	$—	$0.6	$0.5	$(2,723.0)
Vehicles and equipment	(3,273.3)	(566.6)	284.5	—	—	0.4	(3,555.0)
Buildings and improvements	(320.1)	(48.8)	3.0	—	—	0.1	(365.8)
Total	$(6,030.8)	$(902.1)	$287.5	$—	$0.6	$1.0	$(6,643.8)

Liquidity and Capital Resources
The major components of changes in cash flows for 2017, 2016 and 2015 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars):

	2017	2016	2015
Net cash provided by operating activities	$1,910.7	$1,847.8	$1,679.7
Net cash used in investing activities	(1,383.4)	(961.2)	(1,482.8)
Net cash used in financing activities	(511.8)	(851.2)	(239.7)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2017 and 2016 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $230.9 million in 2017, compared to a decrease of $205.2 million in 2016, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $118.9 million during 2017 primarily due to growth in our revenues, compared to a $52.3 million increase in 2016. This was accompanied by an increase in our days sales outstanding due to a change in our revenue mix. As of December 31, 2017 and 2016, our days sales outstanding were 39.3 and 38.1 days, or 28.2 and 26.1 days net of deferred revenue, respectively.

•	Our accounts payable increased $21.7 million during 2017 compared to a decrease of $9.8 million during 2016, due to the timing of payments.

•
Cash paid for capping, closure and post-closure obligations was $14.7 million lower during 2017 compared to 2016. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to payments in 2016 related to a capping event at one of our closed landfills.

•	Cash paid for remediation obligations was $12.0 million lower during 2017 compared to 2016 primarily due to the timing of obligations.
In addition, cash paid for income taxes was approximately $370 million and $265 million for 2017 and 2016, respectively. Income taxes paid in 2017 reflect the passage of the Tax Act which provided for 100% equipment expensing on qualified assets placed in service after September 27, 2017 and the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act which provided for bonus depreciation deductions on assets placed in service in 2017 at 50% of the capitalized value. Income taxes paid in 2016 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015. Cash paid for interest was $326.9 million and $330.2 million for 2017 and 2016, respectively.
The most significant items affecting the comparison of our operating cash flows for 2016 and 2015 are summarized below:
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $205.2 million in 2016, compared to a decrease of $316.7 million in 2015, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $52.3 million during 2016 due to the timing of billings, net of collections, compared to a $15.7 million increase in 2015. As of December 31, 2016 and 2015, our days sales outstanding were 38.1 and 38.3 days, or 26.1 and 25.8 days net of deferred revenue, respectively.

•	Our accounts payable decreased $9.8 million during 2016 compared to an increase of $35.6 million during 2015 due to the timing of payments.

•
Cash paid for capping, closure and post-closure obligations was $11.0 million lower during 2016 compared to 2015 primarily due to payments in 2015 related to a required capping event at one of our closed landfills.

•	Cash paid for remediation obligations was $13.2 million lower during 2016 compared to 2015 primarily due to timing of obligations.

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
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2017, 2016 and 2015 are summarized below:

•
Capital expenditures during 2017 were $989.8 million, compared with $927.8 million for 2016 and $945.6 million for 2015. Property and equipment received during 2017, 2016 and 2015 was $1,006.0 million, $915.6 million and $953.0 million, respectively.

•	Proceeds from sales of property and equipment during 2017 were $6.1 million, compared to $9.8 million for 2016 and $21.2 million for 2015.

•
During 2017, 2016 and 2015, we used $354.7 million, $62.4 million and $572.7 million, respectively, for business acquisitions and investments, net of cash acquired. During 2017 and 2016, we received $4.7 million and $15.0 million for business divestitures. There were no divestitures in 2015.

•
Our restricted cash and marketable securities balance increased $47.7 million for 2017 and decreased $5.2 million and $15.3 million for 2016 and 2015, respectively. The increase of $47.7 million during 2017 is primarily due to the issuance of tax-exempt bonds, whereas the decrease of $5.2 million during 2016 is due to a release of a holdback related to one of our acquisitions. The decrease of $15.3 million during 2015 was due to a release of funds restricted for certain construction related activities.

We received $50.0 million in connection with issuances of tax-exempt bonds during 2017. Funds received from issuances of tax-exempt bonds are deposited directly into trust accounts by the bonding authority at the time of issuance. Reimbursements from the trust for qualifying expenditures or for repayments of the related tax-exempt bonds are presented as investing activities in our consolidated statements of cash flows. Such reimbursements amounted to $11.4 million, $2.1 million and $18.7 million during 2017, 2016 and 2015, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2017, 2016 and 2015 are summarized below:

•
During 2017 we issued $650.0 million of senior notes for net cash proceeds of $648.9 million. During 2016 and 2015 we issued $500.0 million of senior notes for net cash proceeds of $498.9 million and $497.9 million, respectively. Net payments of notes payable and long-term debt were $131.7 million during 2017, compared to net payments of $395.7 million in 2016 and net proceeds of $2.7 million in 2015. For a more detailed discussion, see the "Financial Condition" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
During 2017, we repurchased 9.6 million shares of our stock for $610.7 million. During 2016, we repurchased 8.4 million shares of our stock for $403.8 million. In October 2017, our board of directors added $2.0 billion to the existing share repurchase authorization. As of December 31, 2017, there was $1.8 billion remaining under our share repurchase authorization.

•
In July 2017, our board of directors approved an increase in our quarterly dividend to $0.345 per share. Dividends paid were $440.5 million, $418.9 million and $399.3 million for 2017, 2016 and 2015, respectively.

Financial Condition
Cash and Cash Equivalents
As of December 31, 2017, we had $83.3 million of cash and cash equivalents and $141.1 million of restricted cash deposits and restricted marketable securities, including $28.6 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $71.4 million of restricted cash and marketable securities related to our insurance obligations.
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
Credit Facilities
In May 2016, we entered into a $1.0 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility that would have matured in May 2017. The Replacement Credit Facility matures in May 2021 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Replacement Credit Facility).
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
The Credit Facilities require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2017, our EBITDA to interest ratio was 7.71 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.96 compared to the 3.50 maximum allowed by the covenants. As of December 31, 2017, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout 2018.
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

Availability under our Credit Facilities totaled $1,639.1 million and $1,543.1 million as of December 31, 2017 and 2016, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of December 31, 2017 and 2016, we had $130.0 million and $210.0 million of borrowings under our Credit Facilities, respectively. We had $462.7 million and $478.4 million of letters of credit outstanding under our Credit Facilities as of December 31, 2017 and 2016, respectively.
During 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2017 and 2016 we had no borrowings under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2017 we issued $650.0 million of 3.375% notes due 2027 (the 3.375% Notes). We used the net proceeds from the 3.375% Notes to repay amounts borrowed under our Credit Facilities.
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
As of December 31, 2017 and 2016, we had $6,913.0 million and $6,267.7 million, respectively, of unsecured senior notes and debentures outstanding with maturities ranging from 2018 to 2041. Our senior notes are general senior unsecured obligations.
Interest Rate Swap and Lock Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2017, these swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For 2017, 2016 and 2015, we recognized $4.8 million, $6.3 million and $7.5 million, respectively, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.
During 2017, we entered into interest rate lock agreements having an aggregate notional amount of $300.0 million with fixed interest rates ranging from 2.170% to 2.418% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. During 2016, we also entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280%. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties. The aggregate fair values of the outstanding interest rate locks as of December 31, 2017 and 2016 were $19.1 million and $20.2 million, respectively, and were recorded in other long-term assets in our consolidated balance sheets. Total (loss) gain recognized in other comprehensive income, net of tax, for interest rate locks was $(0.7) million and $12.2 million for the years ended December 31, 2017 and 2016, respectively. No amount was recognized in other comprehensive income for 2015.
Tax-Exempt Financings
In the fourth quarter of 2017, we retired $86.7 million of 5.25% tax-exempt bonds in advance of the maturity date. Additionally, the California Pollution Control Financing Authority (CPCFA) adopted a resolution approving the issuance and sale of up to $100.0 million of Solid Waste Disposal Revenue Bonds for the Benefit of Republic, under which CPCFA issued $50.0 million of variable-rate tax-exempt debt on our behalf. The proceeds from the issuance will be used to fund qualifying landfill-related capital expenditures in the state of California. As of December 31, 2017, we had $141.1 million of restricted cash and marketable securities, of which $38.6 million represented proceeds from the issuance of the tax-exempt bonds.

As of December 31, 2017 and 2016, we had $1,036.0 million and $1,072.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 98% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
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
Fuel Hedges
We use derivative instruments designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. We have entered into multiple agreements related to forecasted diesel fuel purchases. The agreements qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges). For a summary of our outstanding fuel hedges as of December 31, 2017, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
The aggregated fair value of our outstanding fuel hedges as of December 31, 2017 was an asset of $3.0 million, and has been recorded in other current assets in our consolidated balance sheets. As of December 31, 2016, the aggregated fair value of our outstanding fuel hedges was a liability of $2.7 million, and has been recorded in other accrued liabilities in our consolidated balance sheets.
Total gain (loss) recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion) was $3.4 million, $20.7 million and $(2.0) million, for the years ended December 31, 2017, 2016 and 2015, respectively.
During 2017 and 2016, approximately 10% and 20%, respectively, of our fuel volume purchases were hedged with swap agreements.
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
The aggregate fair values of our outstanding recycling commodity hedges as of December 31, 2017 and 2016 were current liabilities of $0.2 million and $0.8 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets.
Total gain (loss) recognized in other comprehensive income, net of tax, for recycling commodity hedges (the effective portion) was $0.4 million and $(0.5) million for the years ended December 31, 2017 and 2016, respectively. No amount was recognized in other comprehensive income for 2015.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2018	$37.6	$706.1	$321.6	$77.4	$57.8	$264.2	$1,464.7
2019	33.5	821.0	307.7	120.0	93.5	71.2	1,446.9
2020	30.6	926.9	248.4	84.5	74.3	45.7	1,410.4
2021	28.4	768.0	223.2	89.9	42.7	28.2	1,180.4
2022	20.0	855.6	172.9	89.7	44.0	25.3	1,207.5
Thereafter	79.0	4,204.1	1,572.3	5,971.9	507.8	433.1	12,768.2
Total	$229.1	$8,281.7	$2,846.1	$6,433.4	$820.1	$867.7	$19,478.1
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2017 for variable rate debt. The effect of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes is also included based on the floating rates in effect as of December 31, 2017.
The present value of capital lease obligations is included in our consolidated balance sheets.
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2017 and for liabilities yet to be incurred over the remaining life of our landfills.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2018, although the mix of Financial Assurance Instruments may change.
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
The following table calculates our free cash flow for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars):

	2017	2016	2015
Cash provided by operating activities	$1,910.7	$1,847.8	$1,679.7
Purchases of property and equipment	(989.8)	(927.8)	(945.6)
Proceeds from sales of property and equipment	6.1	9.8	21.2
Free cash flow	$927.0	$929.8	$755.3
For a discussion of the changes in the components of free cash flow, see our discussion regarding Cash Flows Provided By Operating Activities and Cash Flows Used In Investing Activities contained elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Purchases of property and equipment as reflected in our consolidated statements of cash flows and as presented in the free cash flow table above represent amounts paid during the period for such expenditures. The following table reconciles property and equipment reflected in the consolidated statements of cash flows to property and equipment received for the years ended December 31, 2017, 2016 and 2015 (in millions of dollars):

	2017	2016	2015
Purchases of property and equipment per the consolidated statements of cash flows	$989.8	$927.8	$945.6
Adjustments for property and equipment received during the prior period but paid for in the following period, net	16.2	(12.2)	7.4
Property and equipment received during the period	$1,006.0	$915.6	$953.0
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
Landfill retirement obligation liabilities and assets.    Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (1.7% in 2017, 1.8% in 2016, and 2.0% in 2015).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (4.3% in 2017, 3.75% in 2016, and 4.75% in 2015).
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
Goodwill Recoverability
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists. As of October 1, 2017, we early adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminated Step 2 of the goodwill impairment test in which an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. In accordance with the new standard, we compare the fair value of our reporting units with the carrying value, including goodwill. We recognize an impairment charge for the amount by which the carrying value exceeds a reporting unit’s fair value, as applicable.

During 2017, we managed and evaluated our operations through two field groups: Group 1 and Group 2. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by reporting unit, which we estimate to be approximately 3% annually; (2) future estimated effective tax rates, which we estimate to be 27%; (3) future estimated capital expenditures as well as future required investments in working capital; (4) estimated discount rates, which we estimate to range between 7% and 8%; and (5) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation using market value multiples include: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) the estimated control premium a willing buyer is likely to pay.
In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) we conclude that we may not recover a significant asset group within the reporting unit.
We assign assets and liabilities from our corporate operating segment to our two reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.
In preparing our annual test for impairment as of October 1, 2017, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control.
As of October 1, 2017, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 90% on average and, therefore, we noted no indicators of impairment at our reporting units.
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
The Plan’s assets are invested as determined by our Employee Benefits Committee. As of December 31, 2017, the plan assets were invested in fixed income funds, equity funds and cash. The Employee Benefits Committee annually reviews and adjusts the plan’s asset allocation as deemed necessary. As of December 31, 2017 and 2016, the Plan was overfunded by $14.1 million and $6.2 million, respectively.
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

We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds is used to derive a discount rate for the liability. If the discount rate were to increase by 1%, our benefit obligation would decrease by approximately $19 million. If the discount rate were to decrease by 1%, our benefit obligation would increase by approximately $22 million.
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
The table below provides information about certain of our market-sensitive financial instruments and constitutes a “forward-looking statement.”

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value as of December 31, 2017
Fixed rate debt:
Amount outstanding (in millions)	$706.1	$656.0	$855.7	$641.0	$855.6	$3,420.0	$7,134.4	$7,635.2
Average interest rates	3.8%	5.5%	5.0%	5.5%	3.6%	4.5%	4.6%
Variable rate debt:
Amount outstanding (in millions)	$—	$165.0	$71.2	$127.0	$—	$784.1	$1,147.3	$1,141.2
Average interest rates	—%	0.3%	1.1%	1.1%	—%	1.2%	1.1%
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $94.3 million. Additionally, during the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2017. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

During 2017, we entered into interest rate lock agreements having an aggregate notional amount of $300.0 million with fixed interest rates ranging from 2.170% to 2.418%. During 2016, we also entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties.
As of December 31, 2017, we had $1,147.3 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our consolidated financial statements in Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
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
Our fuel costs were $349.8 million in 2017, or 3.5% of revenue, compared to $317.0 million in 2016, or 3.4% of revenue, and $362.4 million in 2015, or 4.0% of revenue.
For additional discussion and detail of our fuel hedges, see Note 16, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K.
Commodities Prices
We market recycled products such as old corrugated containers and old newsprint from our recycling centers. Market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $20 million and $20 million, respectively.
Revenue from sales of these products in 2017, 2016 and 2015 was $539.2 million, $420.4 million and $372.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Republic Services, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RE Community Holdings II, Inc. (ReCommunity), which is included in the 2017 consolidated financial statements of the Company and constituted $73.9 million of total assets at December 31, 2017 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ReCommunity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 8, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 8, 2018

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$83.3	$67.8
Accounts receivable, less allowance for doubtful accounts and other of $38.9 and $44.0, respectively	1,105.9	994.8
Prepaid expenses and other current assets	247.6	221.9
Total current assets	1,436.8	1,284.5
Restricted cash and marketable securities	141.1	90.5
Property and equipment, net	7,777.4	7,588.6
Goodwill	11,315.4	11,163.2
Other intangible assets, net	141.1	182.3
Other assets	335.2	320.5
Total assets	$21,147.0	$20,629.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598.1	$553.8
Notes payable and current maturities of long-term debt	706.7	5.8
Deferred revenue	312.1	312.9
Accrued landfill and environmental costs, current portion	135.2	142.7
Accrued interest	74.5	71.8
Other accrued liabilities	808.2	725.0
Total current liabilities	2,634.8	1,812.0
Long-term debt, net of current maturities	7,480.7	7,653.1
Accrued landfill and environmental costs, net of current portion	1,686.5	1,684.8
Deferred income taxes and other long-term tax liabilities, net	796.4	1,210.2
Insurance reserves, net of current portion	275.4	274.6
Other long-term liabilities	312.1	301.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 350.1 and 348.2 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,839.6	4,764.5
Retained earnings	4,152.5	3,324.0
Treasury stock, at cost; 18.4 and 8.8 shares, respectively	(1,059.4)	(414.9)
Accumulated other comprehensive income, net of tax	22.6	14.2
Total Republic Services, Inc. stockholders’ equity	7,958.8	7,691.3
Noncontrolling interests in consolidated subsidiary	2.3	2.4
Total stockholders’ equity	7,961.1	7,693.7
Total liabilities and stockholders’ equity	$21,147.0	$20,629.6
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue	$10,041.5	$9,387.7	$9,115.0
Expenses:
Cost of operations	6,214.6	5,764.0	5,518.6
Depreciation, amortization and depletion	1,036.3	991.1	970.6
Accretion	79.8	79.1	79.4
Selling, general and administrative	1,057.4	969.8	983.1
Withdrawal costs - multiemployer pension funds	1.2	5.6	4.5
(Gain) loss on business divestitures and impairments, net	(33.9)	(0.1)	—
Restructuring charges	17.6	40.7	—
Operating income	1,668.5	1,537.5	1,558.8
Interest expense	(361.9)	(371.3)	(364.9)
Loss on extinguishment of debt	(0.8)	(196.2)	—
Interest income	1.0	0.9	0.8
Loss from unconsolidated equity method investments	(27.4)	(6.1)	—
Other income, net	2.7	1.1	1.2
Income before income taxes	1,282.1	965.9	1,195.9
Provision for income taxes	3.1	352.7	445.5
Net income	1,279.0	613.2	750.4
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.6)	(0.6)	(0.5)
Net income attributable to Republic Services, Inc.	$1,278.4	$612.6	$749.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$3.79	$1.79	$2.14
Weighted average common shares outstanding	337.1	343.0	350.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$3.77	$1.78	$2.13
Weighted average common and common equivalent shares outstanding	339.0	344.4	351.4
Cash dividends per common share	$1.33	$1.24	$1.16
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2017	2016	2015
Net income	$1,279.0	$613.2	$750.4
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	(3.7)	(20.6)	(16.4)
Realized loss reclassified into earnings	5.3	26.5	18.7
Unrealized gains (losses)	3.1	32.4	(2.0)
Pension activity:
Change in funded status of pension plan obligations	3.7	6.4	(1.9)
Other comprehensive income (loss), net of tax	8.4	44.7	(1.6)
Comprehensive income	1,287.4	657.9	748.8
Comprehensive income attributable to noncontrolling interests	(0.6)	(0.6)	(0.5)
Comprehensive income attributable to Republic Services, Inc.	$1,286.8	$657.3	$748.3
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Noncontrolling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2014	414.4	$4.1	$6,876.9	$2,795.0	(61.7)	$(1,901.8)	$(28.9)	$2.5	$7,747.8
Net income	—	—	—	749.9	—	—	—	0.5	750.4
Change in the value of derivative instruments, net of tax of $0.6	—	—	—	—	—	—	0.3	—	0.3
Employee benefit plan liability adjustments, net of tax of $1.2	—	—	—	—	—	—	(1.9)	—	(1.9)
Cash dividends declared	—	—	—	(404.3)	—	—	—	—	(404.3)
Issuances of common stock	2.8	—	74.3	—	—	—	—	—	74.3
Stock-based compensation	—	—	21.2	(2.3)	—	—	—	—	18.9
Purchase of common stock for treasury	—	—	—	—	(9.9)	(408.4)	—	—	(408.4)
Shares returned to unissued status	(71.2)	(0.6)	(2,294.7)	—	71.2	2,295.3	—	—	—
Distributions paid	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance as of December 31, 2015	346.0	3.5	4,677.7	3,138.3	(0.4)	(14.9)	(30.5)	2.5	7,776.6
Net income	—	—	—	612.6	—	—	—	0.6	613.2
Change in the value of derivative instruments, net of tax of $22.4	—	—	—	—	—	—	38.3	—	38.3
Employee benefit plan liability adjustments, net of tax of $4.1	—	—	—	—	—	—	6.4	—	6.4
Cash dividends declared	—	—	—	(423.8)	—	—	—	—	(423.8)
Issuances of common stock	2.2	—	60.5	—	—	—	—	—	60.5
Stock-based compensation	—	—	26.3	(3.1)	—	—	—	—	23.2
Purchase of common stock for treasury	—	—	—	—	(8.4)	(400.0)	—	—	(400.0)
Distributions paid	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2016	348.2	3.5	4,764.5	3,324.0	(8.8)	(414.9)	14.2	2.4	7,693.7
Net income	—	—	—	1,278.4	—	—	—	0.6	1,279.0
Change in the value of derivative instruments, net of tax of $3.1	—	—	—	—	—	—	4.7	—	4.7
Employee benefit plan liability adjustments, net of tax of $2.4	—	—	—	—	—	—	3.7	—	3.7
Cash dividends declared	—	—	—	(446.3)	—	—	—	—	(446.3)
Issuances of common stock	1.9	—	36.9		—	—	—	—	36.9
Stock-based compensation	—	—	38.2	(3.6)	—	—	—	—	34.6
Purchase of common stock for treasury	—	—	—	—	(9.6)	(644.5)	—	—	(644.5)
Distributions paid	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2017	350.1	$3.5	$4,839.6	$4,152.5	(18.4)	$(1,059.4)	$22.6	$2.3	$7,961.1
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2017	2016	2015
Cash provided by operating activities:
Net income	$1,279.0	$613.2	$750.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,116.1	1,070.2	1,050.0
Non-cash interest expense	43.6	53.4	47.1
Restructuring related charges	17.6	40.7	—
Stock-based compensation	34.6	23.2	18.9
Deferred tax (benefit) provision	(379.0)	47.2	116.7
Provision for doubtful accounts, net of adjustments	30.6	20.4	22.7
Loss on extinguishment of debt	0.8	196.2	—
Gain on disposition of assets, net and asset impairments	(32.0)	(4.6)	(1.6)
Withdrawal liability - multiemployer pension funds	1.2	5.6	4.5
Environmental adjustments	0.4	2.0	(1.6)
Loss from unconsolidated equity method investment	27.4	6.1	—
Other non-cash items	1.3	(20.6)	(10.7)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(118.9)	(52.3)	(15.7)
Prepaid expenses and other assets	(36.4)	(1.1)	(8.7)
Accounts payable	21.7	(9.8)	35.6
Restructuring expenditures	(18.6)	(32.5)	—
Capping, closure and post-closure expenditures	(62.7)	(77.4)	(88.4)
Remediation expenditures	(54.8)	(66.8)	(80.0)
Withdrawal expenditures - multiemployer pension funds	—	—	(153.5)
Other liabilities	38.8	34.7	(6.0)
Cash provided by operating activities	1,910.7	1,847.8	1,679.7
Cash used in investing activities:
Purchases of property and equipment	(989.8)	(927.8)	(945.6)
Proceeds from the sale of property and equipment	6.1	9.8	21.2
Cash used in business acquisitions and investments, net of cash acquired	(354.7)	(62.4)	(572.7)
Cash proceeds from business divestitures, net of cash divested	4.7	15.0	—
Change in restricted cash and marketable securities	(47.7)	5.2	15.3
Other	(2.0)	(1.0)	(1.0)
Cash used in investing activities	(1,383.4)	(961.2)	(1,482.8)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	4,791.1	3,911.4	918.4
Proceeds from issuance of senior notes, net of discount	648.9	498.9	497.9
Payments of notes payable and long-term debt	(4,922.8)	(4,307.1)	(915.7)
Premiums paid on extinguishment of debt	—	(176.9)	—
Fees paid to retire and issue senior notes and retire certain hedging relationships	(7.4)	(9.5)	(3.2)
Issuances of common stock	36.9	49.7	65.9
Purchases of common stock for treasury	(610.7)	(403.8)	(404.7)
Cash dividends paid	(440.5)	(418.9)	(399.3)
Distributions paid to noncontrolling interests in consolidated subsidiary	(0.7)	(0.7)	(0.5)
Other	(6.6)	5.7	1.5
Cash used in financing activities	(511.8)	(851.2)	(239.7)
Increase (decrease) in cash and cash equivalents	15.5	35.4	(42.8)
Cash and cash equivalents at beginning of year	67.8	32.4	75.2
Cash and cash equivalents at end of year	$83.3	$67.8	$32.4
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling and energy services in the United States, as measured by revenue.
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
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2017 and 2016, there were net book credit balances of $53.2 million and $67.9 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to small-container, large-container, municipal and residential, and energy services customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.

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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2017	2016	2015
Balance at beginning of year	$44.0	$46.7	$38.9
Additions charged to expense	30.6	20.4	22.7
Accounts written-off	(35.7)	(23.1)	(14.9)
Balance at end of year	$38.9	$44.0	$46.7
Restricted Cash and Marketable Securities
As of December 31, 2017, we had $141.1 million of restricted cash and marketable securities of which $71.4 million supports our insurance programs for workers' compensation, commercial general liability, and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $6.5 million, $6.2 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Derivative Financial Instruments
We use derivative financial instruments to manage our risk associated with changing interest rates and changing prices for commodities we frequently purchase or sell by creating offsetting market exposures. We use interest rate swap agreements designated as fair value hedges to manage risk associated with fluctuations in interest rates. We have entered into multiple agreements designated as cash flow hedges to mitigate some of our exposure to changes in diesel fuel prices and prices of certain recycling commodities and to lock interest rates in anticipation of future debt issuance.
All derivatives are measured at fair value and recognized in the balance sheet as assets or liabilities, as appropriate. For derivative instruments designated as fair value hedges, to the extent they are effective, they are included as an adjustment to long-term debt in our consolidated balance sheets. Changes in fair value of the ineffective portions are recognized currently in earnings. For derivatives designated as cash flow hedges, changes in fair value of the effective portions of derivative instruments are reported in stockholders’ equity as components of other comprehensive income until the forecasted transaction occurs or is not probable of occurring. When the forecasted transaction occurs or is not probable of occurring, the realized net gain or loss is then recognized in the consolidated statements of income. Changes in fair value of the ineffective portions are recognized currently in earnings.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of our derivative instruments are determined using standard valuation models with assumptions about prices and other relevant information based on those observed in the underlying markets (Level 2 in the fair value hierarchy). The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transactions.
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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2017, we had 124 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We used a 1.7% and 1.8% inflation rate for the years ended December 31, 2017 and 2016, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most waste industry participants. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Goodwill and Other Intangible Assets
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists. As of October 1, 2017, we early adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminated Step 2 of the goodwill impairment test in which an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. In accordance with the new standard, we compare the fair value of our reporting units with the carrying value, including goodwill. We recognize an impairment charge for the amount by which the carrying value exceeds a reporting unit’s fair value, as applicable.
During 2017, we managed and evaluated our operations through two field groups: Group 1 and Group 2. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
Significant estimates used in our fair value calculation using discounted future cash flows include: (1) estimates of future revenue and expense growth by reporting unit, which we estimate to be approximately 3% annually; (2) future estimated effective tax rates, which we estimate to be 27%; (3) future estimated capital expenditures and future required investments in working capital; (4) estimated discount rates, which we estimate to range between 7% and 8%; and (5) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) the estimated control premium a willing buyer is likely to pay.
In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) we conclude that we may not recover a significant asset group within the reporting unit.
We assign assets and liabilities from our corporate operating segment to our two reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value.
In preparing our annual test for impairment as of October 1, 2017, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control.
As of October 1, 2017, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 90% on average and, therefore, we noted no indicators of impairment at our reporting units.
Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.
Other intangible assets include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names and are amortized generally on a straight-line basis over periods ranging from 1 to 19 years.

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue Recognition
We generally provide services under contracts with municipalities or individual customers. Municipal and small-container contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided.
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
Income tax related cash flows resulting from equity-based payments are reported as a component of operating activities. See the New Accounting Pronouncements section of this Summary of Significant Accounting Policies for a discussion on our adoption of the Financial Accounting Standards Board's ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
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
New Accounting Pronouncements
Accounting Standards Adopted
Stock Compensation
On January 1, 2017, Republic adopted the Financial Accounting Standards Board's ("FASB") ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to recognize forfeitures as they occur. The impact of this change in accounting policy was determined to be insignificant and resulted in no cumulative-effect change to our retained earnings.
ASU 2016-09 also requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report the income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017, which resulted in a $19.6 million reduction to the current tax provision in the consolidated financial statements for the twelve months ended December 31, 2017.
ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. Republic has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash provided by operating activities and net cash used in financing activities in the accompanying Audited Consolidated Statement of Cash Flows for the periods ended December 31, 2016 and 2015 unchanged. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill
On October 1, 2017, we adopted the FASB's ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment ("ASU 2017-14"). The adoption of ASU 2017-04 did not have a material impact on the accompanying consolidated financial statements. Under this guidance, entities should perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Entities should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
Accounting Standards Issued but not yet Adopted
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) ("ASU 2014-09"). ASU 2014-09 requires the use of a five step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures regarding revenue recognition. Due to the complexity of the new standard, the FASB subsequently issued several amendments intended to clarify ASU 2014-09. In July 2015, the FASB voted to amend the guidance by approving a one-year deferral of the effective date. We adopted the standard using the modified retrospective approach effective January 1, 2018.
Under ASU 2014-09, we will record revenue when control is transferred to the customer, generally at the time we provide waste collection services. We adopted the standard through the application of the portfolio approach. We selected a sample of customer contracts to assess under the guidance of the new standard that are characteristically representative of each portfolio. We have completed our review of the sample contracts, and we do not anticipate a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard.
While we do not expect a significant change to the timing or pattern of revenue recognition, we identified certain consideration payable to our customers that will be recorded as a reduction of revenue as we do not obtain benefit that is distinct from the services we provide. These costs are currently recorded as a component of cost of operations and include:

•	payments issued to our municipal customers in accordance with our residential collection contracts,

•	payments issued to our municipal customers in accordance with certain landfill operating agreements, and

•	commodity rebates and processing fees paid to customers in our collection and recycling lines of business.
In addition, we historically recognized certain upfront payments to acquire customer contracts as an asset in our consolidated balance sheet and amortized the asset as a component of depreciation, amortization and depletion over the respective contract life. In accordance with Topic 606, we expect to amortize the asset as a reduction of revenue. We do not expect a change to the timing or pattern of recognizing these payments to our customers.
We adopted the standard using the modified retrospective approach. Consequently, we will apply the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. However, had we adopted the standard as of January 1, 2017, our revenue and operating income for the year would have been impacted as follows:

	As Reported	Pro Forma Adjustments	Pro Forma Adjusted Results
Revenue	$10,041.5	$(395.3)	$9,646.2
Operating Income	1,668.5	—	1,668.5
In addition to the changes presented above, we have historically recognized sales commissions as a component of selling, general and administrative expenses as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to selling, general and administrative expense over the expected life of the customer relationship. We expect to capitalize between approximately $10 million to $15 million of sales commissions annually. Historically, our sales commissions that represent an incremental cost of obtaining a contract remained relatively consistent on an annual basis. Consequently, we do not expect a material change to the amount we recognize as selling, general and administrative expense on an annual basis, nor do we expect to recognize a material cumulative effective adjustment to Retained Earnings as of January 1, 2018.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assessed the disclosure requirements under ASU 2014-09, and we anticipate disclosing additional information, as necessary, to comply with the requirements of the new standard. The categories currently presented in our table showing total reported revenue by service line, included in Note 14, Segment Reporting, provide the disaggregated revenue disclosure required in accordance with the new standard. We will also provide qualitative disclosures regarding the nature of our customer contracts and performance obligations.
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
Statement of Cash flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will be applied using a retrospective transition method to each period presented. As such, Republic adopted this standard effective January 1, 2018. We reviewed the impact of the standard on our consolidated statement of cash flows and will recognize holdbacks paid within three months or less of the acquisition's consummation date as cash outflows for investing activities. Payments made thereafter will be recognized as cash outflows from financing activities. As the requirements of the standard do not significantly differ from our current accounting policy, we do not expect this guidance to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash ("ASU 2016-18"), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and will be applied using a retrospective transition method to each period presented. As such, we adopted this standard effective January 1, 2018. Upon adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year amounts presented on the statements of cash flows.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of Business ("ASU 2017-01"), which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. We adopted the standard effective January 1, 2018 and will apply the guidance prospectively to account for gross assets acquired (or disposed of) subsequent to the adoption date.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
ASU 2017-07 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Republic adopted this standard effective January 1, 2018. The adoption of ASU 2017-07 is not expected to have a material impact on our consolidated financial statements.
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including at an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. As such, Republic adopted this standard effective January 1, 2018. The adoption of ASU 2017-09 is not expected to have a material impact on our consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various waste businesses during the years ended December 31, 2017 and 2016.  The purchase price paid for these acquisitions and the allocations of the purchase price follow:

	2017	2016
Purchase price:
Cash used in acquisitions, net of cash acquired	$325.4	$41.6
Contingent consideration	5.2	—
Holdbacks	7.7	3.7
Fair value, future minimum lease payments	6.0	2.0
Fair value of operations surrendered	70.1	—
Total	$414.4	$47.3
Allocated as follows:
Restricted cash	2.9	—
Accounts receivable	28.5	0.9
Landfill airspace	28.0	—
Property and equipment	130.7	18.1
Other assets	51.3	0.1
Inventory	4.3	—
Accounts payable	(6.5)	—
Environmental remediation liabilities	(0.8)	(0.1)
Closure and post-closure liabilities	(5.4)	(0.2)
Other liabilities	(25.0)	(1.1)
Fair value of tangible assets acquired and liabilities assumed	208.0	17.7
Excess purchase price to be allocated	$206.4	$29.6
Excess purchase price to be allocated as follows:
Other intangible assets	$25.5	$6.9
Goodwill	180.9	22.7
Total allocated	$206.4	$29.6
One of our third quarter 2017 acquisitions included certain hauling, recycling and landfill operations, the effects of which impacted both of our operating segments. On a preliminary basis, we recorded $35.2 million of property and equipment, $8.8 million of intangible assets and $26.1 million goodwill. Contemporaneous with this acquisition, we divested certain hauling operations in our Group 1 operating segment with a fair value of approximately $70 million, resulting in a gain on disposition of $17.1 million.
In the fourth quarter of 2017, we acquired all of the issued and outstanding shares of RE Community Holdings II, Inc. ("ReCommunity") for $168.0 million, net of cash acquired, plus $6.0 million of certain capital leases. Prior to the acquisition, ReCommunity was the largest independent recycling-processing company in the United States, with 26 recycling centers in 14 states, operating primarily in locations where Republic maintains a leading market presence. On a preliminary basis, we recorded $50.9 million of property and equipment, $48.5 million of deferred tax assets, $3.5 million of intangible assets and $67.4 million of goodwill.
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for acquisitions in 2016 were deductible for tax purposes. Goodwill of $42.2 million recorded for certain acquisitions in 2017 will not be deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments
In 2017 and 2016, we acquired noncontrolling equity interests in certain limited liability companies that qualified for a federal investment tax credit under Section 48 of the Internal Revenue Code. In exchange for our noncontrolling interests, we made certain capital contributions of approximately $29 million and $21 million, which were recorded to other long-term assets in our December 31, 2017 and 2016 consolidated balance sheets, respectively. During 2017 and 2016, we also reduced the carrying value of these investments by $27.4 million and $6.1 million, respectively, as a result of tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreement.
For further discussion of the income tax benefits, see Note 10, Income Taxes.
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. Additionally, in 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. We expect our consolidation efforts to continue through 2018.
During 2017 and 2016, we incurred restructuring charges of $17.6 million and $40.7 million, respectively. These charges consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. During 2017 and 2016, we paid $18.6 million and $32.5 million, respectively, related to these restructuring efforts.
In January 2018, we eliminated certain positions following the consolidation of select back office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions.  These changes include a reduction in administrative staffing and closing of certain office locations.  In 2018, we expect to incur restructuring charges of approximately $25 million to $30 million primarily related to employee severance costs, lease exit and contract termination costs and the relocation of certain employees. We expect annual savings of approximately $25 million to $30 million.  Substantially all of these restructuring charges will be recorded in our corporate segment.

4.	PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2017	2016
Land	$433.2	$430.2
Non-depletable landfill land	166.9	166.8
Landfill development costs	6,757.3	6,386.7
Vehicles and equipment	6,954.3	6,551.8
Buildings and improvements	1,221.5	1,160.1
Construction-in-progress - landfill	233.2	221.2
Construction-in-progress - other	55.7	35.7
	$15,822.1	$14,952.5
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(3,317.3)	$(3,016.5)
Vehicles and equipment	(4,259.7)	(3,931.4)
Buildings and improvements	(467.7)	(416.0)
	(8,044.7)	(7,363.9)
Property and equipment, net	$7,777.4	$7,588.6
Depreciation, amortization and depletion of property and equipment was $965.3 million, $919.8 million and $898.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2016	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2017
Group 1	$5,258.2	$57.7	$(23.5)	$(6.1)	$5,286.3
Group 2	5,905.0	123.2	(5.1)	6.0	6,029.1
Total	$11,163.2	$180.9	$(28.6)	$(0.1)	$11,315.4

	Balance as of December 31, 2015	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2016
Group 1	$5,248.1	$10.2	$—	$(0.1)	$5,258.2
Group 2	5,897.4	12.5	(5.8)	0.9	5,905.0
Total	$11,145.5	$22.7	$(5.8)	$0.8	$11,163.2
Adjustments to acquisitions during the year ended December 31, 2017 primarily related to deferred taxes. Adjustments to acquisitions during the same period of 2016 primarily related to working capital and deferred taxes.
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 19 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2017
	Balance as of December 31, 2016	Acquisitions	Divestitures	Balance as of December 31, 2017	Balance as of December 31, 2016	Additions Charged to Expense	Divestitures	Balance as of December 31, 2017
Customer relationships, franchise and other municipal agreements	$650.8	$15.2	$—	$666.0	$(492.5)	$(62.2)	$—	$(554.7)	$111.3
Non-compete agreements	32.1	3.5	—	35.6	(25.3)	(3.2)	—	(28.5)	7.1
Other intangible assets	67.0	6.8	—	73.8	(49.8)	(1.3)	—	(51.1)	22.7
Total	$749.9	$25.5	$—	$775.4	$(567.6)	$(66.7)	$—	$(634.3)	$141.1

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2016
	Balance as of December 31, 2015	Acquisitions	Divestitures	Balance as of December 31, 2016	Balance as of December 31, 2015	Additions Charged to Expense	Divestitures	Balance as of December 31, 2016
Customer relationships, franchise and other municipal agreements	$651.6	$4.2	$(5.0)	$650.8	$(431.0)	$(62.4)	$0.9	$(492.5)	$158.3
Non-compete agreements	30.8	1.3	—	32.1	(22.1)	(3.2)	—	(25.3)	6.8
Other intangible assets	65.6	1.4	—	67.0	(48.5)	(1.3)	—	(49.8)	17.2
Total	$748.0	$6.9	$(5.0)	$749.9	$(501.6)	$(66.9)	$0.9	$(567.6)	$182.3

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2017, amortization expense for each of the next five years is estimated as follows:

2018	$55.5
2019	12.8
2020	10.4
2021	9.1
2022	7.8

6.	OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2017	2016
Inventories	$51.2	$44.0
Prepaid expenses	78.6	74.5
Other non-trade receivables	28.6	31.4
Reinsurance receivable	23.1	15.0
Income tax receivable	59.7	51.5
Fuel hedge assets	3.0	—
Other current assets	3.4	5.5
Total	$247.6	$221.9
Other Assets
A summary of other assets as of December 31 follows:

	2017	2016
Deferred compensation plan	99.9	87.9
Amounts recoverable for capping, closure and post-closure obligations	29.9	27.7
Reinsurance receivable	65.9	69.7
Interest rate swaps and locks	27.1	32.4
Investments	26.0	24.8
Other	86.4	78.0
Total	$335.2	$320.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2017	2016
Accrued payroll and benefits	$212.2	$195.4
Accrued fees and taxes	129.7	131.2
Insurance reserves, current portion	144.8	143.9
Ceded insurance reserves, current portion	23.1	15.0
Accrued dividends	114.4	108.6
Current tax liabilities	11.7	1.4
Commodity and fuel hedge liabilities	0.3	5.9
Accrued professional fees and legal settlement reserves	45.1	49.2
Other	126.9	74.4
Total	$808.2	$725.0
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2017	2016
Deferred compensation plan	$97.9	$88.3
Pension and other post-retirement liabilities	7.0	6.7
Ceded insurance reserves	65.9	69.7
Withdrawal liability - multiemployer pension funds	12.6	11.7
Contingent consideration and acquisition holdbacks	71.3	66.0
Other	57.4	58.8
Total	$312.1	$301.2
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2017 and 2016 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $420.2 million and $418.5 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2017	2016	2015
Balance at beginning of year	$418.5	$405.8	$416.6
Additions charged to expense	432.9	410.3	360.4
Payments	(448.0)	(400.5)	(373.1)
Accretion expense	1.2	1.5	1.9
Premium written for third party risk assumed	29.6	23.4	—
Reclassified to ceded insurance reserves	(14.0)	(22.0)	—
Balance at end of year	420.2	418.5	405.8
Less: current portion	(144.8)	(143.9)	(127.7)
Long-term portion	$275.4	$274.6	$278.1

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2017, we owned or operated 195 active landfills with total available disposal capacity of approximately 5.1 billion in-place cubic yards. Additionally, we had 124 closed landfills.
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2017	2016
Landfill final capping, closure and post-closure liabilities	$1,257.7	$1,224.6
Environmental remediation	564.0	602.9
Total accrued landfill and environmental costs	1,821.7	1,827.5
Less: current portion	(135.2)	(142.7)
Long-term portion	$1,686.5	$1,684.8
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2017	2016	2015
Asset retirement obligation liabilities, beginning of year	$1,224.6	$1,181.6	$1,144.3
Non-cash additions	45.2	41.0	39.4
Acquisitions, net of divestitures and other adjustments	(20.3)	0.8	27.1
Asset retirement obligation adjustments	(8.9)	(0.5)	(20.2)
Payments	(62.7)	(77.4)	(88.4)
Accretion expense	79.8	79.1	79.4
Asset retirement obligation liabilities, end of year	1,257.7	1,224.6	1,181.6
Less: current portion	(77.4)	(64.8)	(87.4)
Long-term portion	$1,180.3	$1,159.8	$1,094.2
We review our landfill asset retirement obligations at least annually. As a result, we recorded a net decrease in amortization expense of $0.1 million, $6.5 million and $0.7 million for 2017, 2016 and 2015, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was approximately $28.6 million as of December 31, 2017 and is included in restricted cash and marketable securities in our consolidated balance sheet.
The expected future payments for final capping, closure and post-closure as of December 31, 2017 follows:

2018	$77.4
2019	120.0
2020	84.5
2021	89.9
2022	89.7
Thereafter	5,971.9
$6,433.4
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2017 as well as liabilities yet to be incurred over the remaining life of our landfills.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2017 would be approximately $466 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2017	2016	2015
Environmental remediation liabilities, beginning of year	$602.9	$646.1	$697.5
Net additions charged to expense	0.4	(1.6)	(1.6)
Payments	(54.8)	(66.8)	(80.0)
Accretion expense (non-cash interest expense)	21.0	23.4	24.9
Acquisitions, net of divestitures and other adjustments	(5.5)	1.8	5.3
Environmental remediation liabilities, end of year	564.0	602.9	646.1
Less: current portion	(57.8)	(77.9)	(62.4)
Long-term portion	$506.2	$525.0	$583.7
The expected undiscounted future payments for remediation costs as of December 31, 2017 follows:

2018	$57.8
2019	93.5
2020	74.3
2021	42.7
2022	44.0
Thereafter	507.8
$820.1
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
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2017, we paid $19.4 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2017, the remediation liability recorded for this site is $177.3 million, of which $20.6 million is expected to be paid during 2018. We believe the remaining reasonably possible high end of our range would be approximately $177 million higher than the amount recorded as of December 31, 2017.
During 2015, we collected an insurance recovery of $50.0 million related to our Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations during the year ended December 31, 2015.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC (together with its subsidiary Rock Road Industries, Inc.) is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On February 6, 2018, the U.S. Environmental Protection Agency (EPA) issued a Proposed Record of Decision Amendment for West Lake that includes a total cost estimate of $236 million over a five-year remediation timeline. An initial 45 day public comment period follows the announcement, and we expect at least one public meeting. At this time we are neither able to predict the final remedy that EPA may eventually select in its Record of Decision (ROD) following the comment period, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for the ROD that was issued in 2008. However, issuance of the final ROD and subsequent events related to remedy divisibility or allocation may require us to modify our expected remediation liability.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DEBT
The carrying value of our notes payable, capital leases and long-term debt as of December 31, 2017 and 2016 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		2017			2016
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
June 2019	Variable	130.0	—	130.0	140.0	—	140.0
May 2021	Variable	—	—	—	70.0	—	70.0
Senior notes:
May 2018	3.800	700.0	(0.3)	699.7	700.0	(1.2)	698.8
September 2019	5.500	650.0	(2.1)	647.9	650.0	(3.3)	646.7
March 2020	5.000	850.0	(1.8)	848.2	850.0	(2.6)	847.4
November 2021	5.250	600.0	(1.5)	598.5	600.0	(1.9)	598.1
June 2022	3.550	850.0	(4.6)	845.4	850.0	(5.6)	844.4
May 2023	4.750	550.0	(1.0)	549.0	550.0	3.5	553.5
March 2025	3.200	500.0	(4.8)	495.2	500.0	(5.4)	494.6
June 2026	2.900	500.0	(5.0)	495.0	500.0	(5.5)	494.5
November 2027	3.375	650.0	(7.0)	643.0	—	—	—
March 2035	6.086	181.9	(14.9)	167.0	181.9	(15.4)	166.5
March 2040	6.200	399.9	(3.9)	396.0	399.9	(3.9)	396.0
May 2041	5.700	385.7	(5.5)	380.2	385.7	(5.6)	380.1
Debentures:
May 2021	9.250	35.3	(1.0)	34.3	35.3	(1.1)	34.2
September 2035	7.400	148.1	(34.5)	113.6	148.1	(35.2)	112.9
Tax-exempt:
2019 - 2044	1.000 - 5.625	1,042.4	(6.4)	1,036.0	1,079.1	(6.4)	1,072.7
Capital leases:
2018 - 2046	3.980 - 12.203	108.4	—	108.4	108.5	—	108.5
Total Debt		$8,281.7	$(94.3)	8,187.4	$7,748.5	$(89.6)	7,658.9
Less: current portion				(706.7)			(5.8)
Long-term portion				$7,480.7			$7,653.1
Loss on Extinguishment of Debt and Other Related Costs
During 2017, we incurred a non-cash loss on the early extinguishment of debt of $0.8 million related to the early retirement of certain tax-exempt bonds.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facilities
In 2016, we entered into a $1.0 billion unsecured revolving credit facility (the Replacement Credit Facility), which replaced our $1.0 billion credit facility that would have matured in May 2017. The Replacement Credit Facility matures in May 2021 and includes a feature that allows us to increase availability, at our option, by an aggregate amount up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Replacement Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Replacement Credit Facility).
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
Our Credit Facilities are subject to facility fees based on applicable rates defined in the credit facility agreements and the aggregate commitments, regardless of usage. The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of December 31, 2017, we had $130.0 million of borrowings under our Credit Facilities and $210.0 million of borrowings as of December 31, 2016. We had $462.7 million and $478.4 million of letters of credit outstanding under our Credit Facilities, as of December 31, 2017 and 2016, respectively. Availability under our Credit Facilities totaled $1,639.1 million and $1,543.1 million as of December 31, 2017 and 2016, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.
During 2016, we amended our existing unsecured credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2017 and 2016 we had no borrowings under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2017, we issued $650.0 million of 3.375% notes due 2027 (the 3.375% Notes). We used the net proceeds from the 3.375% Notes to repay amounts borrowed under our unsecured revolving credit facilities.
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
Tax-Exempt Financings
In the fourth quarter of 2017, we retired $86.7 million of 5.25% tax-exempt bonds in advance of the maturity date. Additionally, the California Pollution Control Financing Authority (CPCFA) adopted a resolution approving the issuance and sale of up to $100.0 million of Solid Waste Disposal Revenue Bonds for the Benefit of Republic, under which CPCFA issued $50.0 million of variable-rate tax-exempt debt on our behalf. The proceeds from the issuance will be used to fund qualifying landfill-related capital expenditures in the state of California. As of December 31, 2017, we had $141.1 million of restricted cash and marketable securities, of which $38.6 million represented proceeds from the issuance of the tax-exempt bonds.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2017 and 2016, we had $1,036.0 million and $1,072.7 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 98% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $108.4 million and $108.5 million as of December 31, 2017 and 2016, respectively, with maturities ranging from 2018 to 2046.
Future Maturities of Debt
Aggregate principal maturities of notes payable, capital leases and other long-term debt as of December 31, 2017 follow:

2018	$706.1
2019	821.0
2020	926.9
2021	768.0
2022	855.6
Thereafter	4,204.1
$8,281.7
Interest Expense and Interest Paid
Interest paid was $326.9 million, $330.2 million and $327.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The components of interest expense follow:

	2017	2016	2015
Interest expense on debt and capital lease obligations	$324.8	$324.1	$324.6
Accretion of debt discounts	7.6	7.6	7.4
Accretion of remediation liabilities and other	36.0	45.8	39.7
Less: capitalized interest	(6.5)	(6.2)	(6.8)
Total interest expense	$361.9	$371.3	$364.9
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2017, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of December 31, 2017 and 2016, the interest rate swap agreements are reflected at their fair value of $8.0 million and $12.2 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $4.8 million, $6.3 million and $7.5 million, respectively, during 2017, 2016 and 2015 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2017, 2016 and 2015, we recognized a gain (loss) of $5.0 million, $6.3 million and $(0.8) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting (loss) gain of $(4.2) million, $(4.4) million and $2.3 million, respectively, on the related interest rate swaps. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
During 2017, we entered into interest rate lock agreements having an aggregate notional amount of $300.0 million with fixed interest rates ranges from 2.170% to 2.418% to manage exposure to fluctuations in interest rates in anticipation of a planned future issuance of senior notes. During 2016, we also entered into a number of interest rate lock agreements having an aggregate notional amount of $525.0 million with fixed interest rates ranging from 1.900% to 2.280% Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of December 31, 2017 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of December 31, 2017 and 2016 were $19.1 million and $20.2 million, respectively, and were recorded in other long-term assets in our consolidated balance sheets. No amounts were recognized in other income, net in our consolidated statements of income for the ineffective portion of the changes in fair values during the years ended December 31, 2017, 2016 and 2015.
Total (loss) gain recognized in other comprehensive income, net of tax, for interest rate locks was $(0.7) million and $12.2 million for the years ended December 31, 2017 and 2016, respectively. No amount was recognized in other comprehensive income for 2015.
As of December 31, 2017 and 2016, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive income, net of tax, was $11.8 million and $13.4 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $1.4 million of net interest expense over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the years ended December 31, 2017, 2016 and 2015 was $2.7 million, $9.8 million and $2.5 million, respectively.

10.	INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2017	2016	2015
Current:
Federal	$358.3	$299.5	$337.6
State	48.4	34.6	38.4
Deferred:
Federal	(388.1)	44.9	91.5
State	9.1	2.3	25.2
State deferred benefit - change in valuation allowance	9.6	(1.4)	(10.5)
Uncertain tax positions and interest, and other	(34.2)	(27.2)	(36.7)
Provision for income taxes	$3.1	$352.7	$445.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	3.1	4.3
Change in valuation allowance	(0.2)	(0.1)	(0.9)
Non-deductible expenses	1.8	0.9	0.6
Uncertain tax position taxes and interest	—	(0.1)	(1.5)
Investment tax credits	(1.0)	(1.1)	—
Change in U.S. Tax Law	(36.2)	—	—
Other, net	(2.2)	(1.2)	(0.2)
Effective income tax rate	0.2%	36.5%	37.3%
The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, limits deductions for, among other things, interest expense, executive compensation and meals and entertainment while enhancing deductions for equipment and other fixed assets. The Tax Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete its accounting under ASC 740. In accordance with SAB 118, to the extent a company has not completed its analysis of the Tax Act but can provide a reasonable estimate, it must record a provisional estimate in its financial statements.
As of December 31, 2017, we have not finalized our accounting for the tax effects of the enactment of the Tax Act; however, as described below we have made a reasonable estimate of the effects on our existing deferred tax balances, uncertain tax positions and the one-time transition tax.
We re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the provisional measurement of these balances. We also anticipate that the completion of our 2017 income tax returns by the third quarter of 2018 will also impact the provisional amounts we have recorded. Based on our current estimates, the provisional amount recorded at December 31, 2017 reduced our tax provision by approximately $473 million.
We adjusted our reserve for uncertain tax positions to reflect the lower federal benefit of state tax deductions. The provisional amount recorded at December 31, 2017 increased our tax provision by approximately $4 million.
The one-time transition tax on our foreign subsidiaries is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. Our provisional amount recorded at December 31, 2017 increased our tax provision by approximately $4 million. This amount may change as we refine our calculations of post-1986 E&P for our foreign subsidiaries as well as the amounts held in cash or other specified assets. No additional income taxes have been provided for outside basis differences inherent in these entities as these amounts continue to be indefinitely reinvested. At December 31, 2017 we estimate additional taxes associated with outside basis differences to be approximately $4 million.
The Tax Act also creates a new requirement that Global Intangible Low Taxed Income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs U.S. shareholder. Due to the complexity of the new GILTI rules we are continuing to evaluate this provision of the Tax Act. We have not recorded any provisional amounts as of December 31, 2017 nor have we made an accounting policy choice of including taxable income related to GILTI as either a current period tax expense or factoring such amounts into our measurement of deferred taxes.
We anticipate that the completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the Tax Act will cause us to further adjust the provisional amounts recorded as of December 31, 2017. In accordance with SAB 118, we will record such adjustments in the period that relevant guidance and/or additional information becomes available and our analysis is completed.
Outside of the impact of the Tax Act, our 2017 tax provision was reduced by approximately $9 million due to the realization of tax credits and lower state rates due to changes in estimates following the completion of our 2016 tax returns and the favorable resolution of various state tax matters during 2017. These benefits were partially offset by the write-off of goodwill associated with divestitures that had no corresponding tax basis.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We reduced our 2017 tax provision by $19.6 million due to excess tax benefits required to be recorded to the income statement resulting from the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718). Prior to 2017, these benefits were recorded directly to shareholders’ equity.
In addition, during 2017 we acquired non-controlling interests in limited liability companies established to construct solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. Our 2017 tax provision was reduced by approximately $13 million mainly due to the tax credits related to these investments. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in “Loss from unconsolidated equity method investments” within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges, included herein.
Our 2016 tax provision was reduced by approximately $13 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state rates due to changes in estimates.
In addition, during 2016 we acquired a noncontrolling interest in a limited liability company established to construct a solar energy asset that qualified for an investment tax credit under Section 48 of the Internal Revenue Code. Our 2016 tax provision was reduced by approximately $10 million primarily due to the tax credit related to this investment.
Our 2015 tax provision was reduced by approximately $17 million due to the resolution of outstanding tax matters in various states and Puerto Rico.
We made income tax payments (net of refunds received) of approximately $370 million, $265 million and $321 million for 2017, 2016 and 2015, respectively. Lower cash taxes paid during 2016 were the result of various debt refinancings.
Income taxes paid in 2017 reflect the passage of the Tax Act which provided for 100% equipment expensing on qualified assets placed in service after September 27, 2017 and the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act which provided for bonus depreciation deductions on assets placed in service in 2017 at 50% of the capitalized value. Income taxes paid in 2016 and 2015 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act signed into law in December 2015.
The components of the net deferred income tax asset and liability as of December 31 follow:

	2017	2016
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(715.3)	$(1,058.7)
Difference between book and tax basis of intangible assets	(446.9)	(711.6)
Basis difference due to redemption of partnership interests	(89.0)	(130.1)
Total liabilities	$(1,251.2)	$(1,900.4)
Deferred tax assets relating to:
Environmental reserves	$272.5	$449.2
Accruals not currently deductible	106.2	177.8
Net operating loss carryforwards	143.3	103.3
Difference between book and tax basis of other assets	27.3	44.5
Other	14.4	17.4
Total assets	563.7	792.2
Valuation allowance	(72.4)	(62.3)
Net deferred tax asset	491.3	729.9
Net deferred tax liabilities	$(759.9)	$(1,170.5)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2017	2016	2015
Valuation allowance, beginning of year	$62.3	$63.7	$73.9
Additions charged to provision for income taxes	12.9	0.3	0.3
Deferred tax assets realized or written-off	(2.8)	(1.4)	(10.5)
Other, net	—	(0.3)	—
Valuation allowance, end of year	$72.4	$62.3	$63.7
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
During 2017, additions to our valuation allowance were due to the increase we recorded to our deferred taxes for existing state net operating losses resulting from the lower federal tax rate in the Tax Act.
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
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $126 million available as of December 31, 2017. These state net operating loss carryforwards expire at various times between 2017 and 2037. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2017, we have provided a valuation allowance of approximately $71 million.
As a result of the recent changes in U.S. tax law, as well as our ongoing efforts to streamline and maximize the efficiency of our tax footprint, we could further adjust our valuation allowance in a future period if there is sufficient evidence to support a conclusion that it is more likely than not that certain of the state net operating loss carryforwards, on which we currently provide a valuation allowance, would be realized.
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2014. We are currently under state examination or administrative review in various jurisdictions for tax years 2009 to 2015.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2017	2016	2015
Balance at beginning of year	$46.1	$47.0	$70.1
Additions based on tax positions related to current year	—	—	0.2
Additions for tax positions of prior years	1.7	0.1	1.4
Reductions for tax positions of prior years	(8.0)	(0.7)	(10.2)
Reductions for tax positions resulting from lapse of statute of limitations	(0.5)	(0.3)	(0.6)
Settlements	—	—	(13.9)
Balance at end of year	$39.3	$46.1	$47.0

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2017 and 2016, we resolved tax matters in various states which reduced our gross unrecognized tax benefits by $8.5 million and $1.0 million, respectively. During 2015, we settled tax matters in various states and Puerto Rico which reduced our gross unrecognized tax benefits by $13.9 million.
Included in our gross unrecognized tax benefits as of December 31, 2017 and 2016 are $31.0 million and $30.0 million, respectively, of unrecognized tax benefits (net of the federal benefit on state matters) that, if recognized, would affect our effective income tax rate in future periods.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $3.2 million during 2017 and, in total as of December 31, 2017, have recognized a liability for penalties of $0.5 million and interest of $13.2 million.
During 2016, we recorded interest expense of approximately $1.0 million and, in total as of December 31, 2016, had recognized a liability for penalties of $0.5 million and interest of $11.6 million. During 2015, we accrued interest of approximately $1.2 million and, in total as of December 31, 2015, had recognized a liability for penalties of $0.5 million and interest of $10.3 million.
Gross unrecognized benefits that we expect to settle in the following twelve months are in the range of approximately $0 to $10 million; however, it is reasonably possible that the amount of unrecognized tax benefits may either increase or decrease in the next twelve months.
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
Stock-Based Compensation
In February 2007, our board of directors approved the 2007 Stock Incentive Plan (the 2007 Plan), and in May 2007 our shareholders ratified the 2007 Plan. In March 2011, our board of directors approved the Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated 2007 SIP), and in May 2011 our shareholders ratified the Amended and Restated 2007 SIP. In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Republic Amended and Restated 2007 SIP), and in May 2013 our shareholders ratified the Republic Amended and Restated 2007 SIP (the 2007 Plan, the Amended and Restated 2007 SIP, and the Republic Amended and Restated 2007 SIP are collectively referred to in this Form 10-K as the Amended and Restated 2007 Stock Incentive Plan). We currently have approximately 14.1 million shares of common stock reserved for future grants under the Amended and Restated 2007 Stock Incentive Plan.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We did not grant stock options during the years ended December 31, 2017, 2016 and 2015.
The following table summarizes stock option activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	7.6	$29.49
Granted	—	—
Exercised	(2.4)	28.14		$31.2
Forfeited or expired	(0.2)	30.39
Outstanding as of December 31, 2015	5.0	30.08
Granted	—	—
Exercised	(1.7)	29.45		$33.0
Forfeited or expired	(0.1)	31.46
Outstanding as of December 31, 2016	3.2	30.35
Granted	—	—
Exercised	(1.3)	29.80		$42.1
Forfeited or expired	—	—
Outstanding as of December 31, 2017	1.9	$30.72	1.8	$69.9
Exercisable as of December 31, 2017	1.8	$30.60	1.7	$67.3
Compensation Expense
During the years ended December 31, 2017, 2016 and 2015, compensation expense for stock options was $0.1 million, $0.6 million and $2.5 million, respectively.
As of December 31, 2017, total unrecognized compensation expense related to outstanding stock options was less than $0.1 million, which will be recognized over a weighted average period of 0.5 years. The total fair value of stock options that vested in 2017, 2016 and 2015 was $3.0 million, $5.7 million and $9.0 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2017, 2016 and 2015:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2014	1,456.2	$24.07
Granted	722.5	39.12
Vested and issued	(405.1)	30.56
Forfeited	(46.3)	36.44
Unissued as of December 31, 2015	1,727.3	34.15
Granted	640.4	45.01
Vested and issued	(370.6)	30.03
Forfeited	(173.3)	38.77
Unissued as of December 31, 2016	1,823.8	37.49
Granted	642.5	59.87
Vested and issued	(602.5)	36.26
Forfeited	(87.9)	47.86
Unissued as of December 31, 2017	1,775.9	$45.48	1.1	$120.1
Vested and unissued as of December 31, 2017	682.8	$32.90
During 2017, we awarded our non-employee directors 47,913 RSUs, which vested immediately. During 2017, we awarded 555,561 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 38,986 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
During 2016, we awarded our non-employee directors 49,823 RSUs, which vested immediately. During 2016, we awarded 543,664 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years. In addition, 46,881 RSUs were earned as dividend equivalents.
During 2015, we awarded our non-employee directors 75,000 RSUs, which vested immediately. During 2015, we awarded 599,356 RSUs to executives that vest in four equal annual installments beginning on the anniversary date of the original grant. In addition, 48,163 RSUs were earned as dividend equivalents.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During 2017, 2016 and 2015, compensation expense related to RSUs totaled $23.5 million, $17.4 million and $15.6 million, respectively. As of December 31, 2017, total unrecognized compensation expense related to outstanding RSUs was $41.5 million, which will be recognized over a weighted average period of 2.8 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Shares
The following table summarizes PSU activity for the year ended December 31, 2017:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	—	$—
Granted	143.4	38.69
Vested and issued	—	—
Forfeited	—	—
Outstanding as of December 31, 2015	143.4	$38.69
Granted	401.2	46.27
Vested and issued	—	—
Forfeited	(39.8)	43.60
Outstanding as of December 31, 2016	504.8	$44.40
Granted	316.1	60.48
Vested and issued	—	—
Forfeited	(22.2)	53.79
Outstanding as of December 31, 2017	798.7	$50.52
During the years ended December 31, 2017, 2016 and 2015, we awarded 116,872, 168,786 and 140,443 performance shares (PSUs) to our named executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2017 and 2016, we awarded 183,908 and 221,958 PSUs to our employees other than our named executive officers. No PSUs were awarded to our employees other than our named executive officers during the year ended December 31, 2015. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During 2017, 2016 and 2015, 15,330, 10,454 and 2,946 PSUs accumulated as dividend equivalents and are included in the table above as granted. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2017, 2016 and 2015, compensation expense related to PSUs totaled $16.8 million, $8.6 million and $1.8 million, respectively. As of December 31, 2017, total unrecognized compensation expense related to outstanding PSUs was $18.9 million, which will be recognized over a weighted average period of 1.2 years.
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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2017 or 2016.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2017	2016
Accumulated benefit obligation	$242.8	$239.1
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$239.1	$251.6
Interest cost	9.3	10.1
Actuarial loss (gain)	11.7	(4.9)
Benefits paid	(17.3)	(17.7)
Projected benefit obligation at end of year	$242.8	$239.1
Change in plan assets:
Fair value of plan assets at beginning of year	$245.3	$246.2
Actual return on plan assets	30.6	18.3
Estimated expenses	(1.7)	(1.5)
Benefits paid	(17.3)	(17.7)
Fair value of plan assets at end of year	$256.9	$245.3
Over funded status	$14.1	$6.2
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$14.1	$6.2
Net amount recognized	$14.1	$6.2
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.55%	4.07%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2017 and 2016 were $33.3 million and $27.3 million, respectively.
The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$1.7	$1.5	$2.9
Interest cost	9.3	10.1	9.9
Expected return on plan assets	(12.5)	(13.0)	(14.7)
Recognized net actuarial (gain)	(0.4)	—	—
Amortization of prior service cost	0.1	0.1	0.1
Net periodic benefit (income)	$(1.8)	$(1.3)	$(1.8)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.07%	4.19%	3.70%
Expected return on plan assets	5.36%	5.56%	5.64%
Rate of compensation increase	N/A	N/A	N/A
We determine the discount rate used in the measurement of our obligations based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our obligation, based on the expected retirement dates of our workforce, is approximately seven years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes our target asset allocation for 2017 and actual asset allocation as of December 31, 2017 and 2016 for our Plan:

	Target Asset Allocation	2017 Actual Asset Allocation	2016 Actual Asset Allocation
Debt securities	72%	70%	72%
Equity securities	28	30	28
Total	100%	100%	100%
For 2018, the investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 5.36%. While we believe we can achieve a long-term average return of 5.36%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.
The pension assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2017 and 2016:

		Fair Value Measurements Using
	Total as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$3.0	$3.0	$—	$—
Mutual funds	253.9	—	253.9	—
Total assets	$256.9	$3.0	$253.9	$—

		Fair Value Measurements Using
	Total as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$5.0	$5.0	$—	$—
Mutual funds	240.3	—	240.3	—
Total assets	$245.3	$5.0	$240.3	$—

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments for the next ten years under the Plan follow:

2018	$22.2
2019	21.8
2020	20.8
2021	19.5
2022	19.2
2023 through 2027	84.1
Collective Bargaining Agreements
As of December 31, 2017, approximately 24% of our workforce was represented by various labor unions, and approximately 6% of our workforce was covered by collective bargaining agreements (CBAs) that are set to expire during 2018.
Multiemployer Pension Plans
We contribute to 25 multiemployer pension plans under CBAs covering union-represented employees. As of December 31, 2017, approximately 19% of our total current employees were participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2017 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $2.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2017 and 2016 is for the plans’ year ended September 30 or December 31, 2016 and 2015, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the “critical” red zone are generally less than 65% funded, plans in the “endangered” yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. Plans in the "critical and declining" zone are classified as "critical" and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject. There have been no significant changes that affect the comparability of the 2017, 2016 and 2015 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2016	2015	Implemented	2017	2016	2015	Imposed	of CBAs
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Safe	Safe	Implemented	10.2	9.3	10.2	No	Various dates through 1/31/19
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	39.5	36.3	33.4	No	Various dates through 8/29/22
New England Teamsters & Trucking Industry Pension	04-6372430	Critical and Declining	Critical	Implemented	3.2	2.8	2.4	No	06/30/20
Midwest Operating Engineers Pension Fund	36-6140097	Endangered	Endangered	Implemented	2.2	2.0	2.0	No	Various dates through 7/31/20
Individually significant plans					55.1	50.4	48.0
All other plans	N/A	N/A	N/A	N/A	9.6	9.3	8.9	N/A
Total					$64.7	$59.7	$56.9
We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2017.
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
Total expense recorded for matching 401(k) contributions in 2017, 2016 and 2015 was $46.8 million, $40.9 million and $37.3 million, respectively.

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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $99.9 million and $87.9 million as of December 31, 2017 and 2016, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $97.9 million and $88.3 million as of December 31, 2017 and 2016, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2017, 2016 and 2015, issuances under this plan totaled 113,941 shares, 130,085 shares and 141,055 shares, respectively. As of December 31, 2017, shares reserved for issuance to employees under this plan totaled 0.4 million and Republic held employee contributions of approximately $1.8 million for the purchase of common stock.

12.	STOCK REPURCHASES AND DIVIDENDS
Stock Repurchases
Stock repurchase activity during the years ended December 31, 2017 and 2016 follows (in millions except per share amounts):

	2017	2016
Number of shares repurchased	9.6	8.4
Amount paid	$610.7	$403.8
Weighted average cost per share	$63.84	$48.56
As of December 31, 2017, there were 0.5 million repurchased shares pending settlement and $33.8 million was unpaid and included within other accrued liabilities.
In October 2017, our board of directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Before this, $98.4 million remained under a prior authorization. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2017, the remaining authorized purchase capacity under our October 2017 repurchase program was $1.8 billion.
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

Dividends
In October 2017, our board of directors approved a quarterly dividend of $0.345 per share. Cash dividends declared were $446.3 million, $423.8 million and $404.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we recorded a quarterly dividend payable of $114.4 million to shareholders of record at the close of business on January 2, 2018.

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
Earnings per share for the years ended December 31, 2017, 2016, and 2015 are calculated as follows (in thousands, except per share amounts):

	2017	2016	2015
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$1,278,374	$612,588	$749,906
Weighted average common shares outstanding	337,051	343,024	349,984
Basic earnings per share	$3.79	$1.79	$2.14
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$1,278,374	$612,588	$749,906
Weighted average common shares outstanding	337,051	343,024	349,984
Effect of dilutive securities:
Options to purchase common stock	1,246	1,076	1,255
Unvested RSU awards	346	190	137
Unvested PSU awards	338	100	12
Weighted average common and common equivalent shares outstanding	338,981	344,390	351,388
Diluted earnings per share	$3.77	$1.78	$2.13
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	—	9

14.	SEGMENT REPORTING
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments for the years ended December 31, 2017, 2016 and 2015 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2017:
Group 1	$5,526.1	$(1,078.2)	$4,447.9	$424.9	$940.7	$432.4	$9,267.8
Group 2	6,280.0	(935.2)	5,344.8	561.0	1,140.2	460.9	10,321.9
Corporate entities	265.0	(16.2)	248.8	130.2	(412.4)	96.5	1,557.3
Total	$12,071.1	$(2,029.6)	$10,041.5	$1,116.1	$1,668.5	$989.8	$21,147.0
2016:
Group 1	$5,222.9	$(1,037.6)	$4,185.3	$414.4	$895.5	$446.0	$9,163.3
Group 2	5,930.0	(916.5)	5,013.5	538.7	1,026.9	346.4	9,901.3
Corporate entities	202.5	(13.6)	188.9	117.1	(384.9)	135.4	1,565.0
Total	$11,355.4	$(1,967.7)	$9,387.7	$1,070.2	$1,537.5	$927.8	$20,629.6
2015:
Group 1	$5,032.3	$(1,006.4)	$4,025.9	$398.9	$857.2	$430.7	$9,183.7
Group 2	5,803.4	(878.9)	4,924.5	542.6	953.5	352.2	9,909.0
Corporate entities	177.8	(13.2)	164.6	108.5	(251.9)	162.7	1,443.2
Total	$11,013.5	$(1,898.5)	$9,115.0	$1,050.0	$1,558.8	$945.6	$20,535.9
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for corporate entities primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, closed landfills and other administrative functions. During 2017, the Tax Act was enacted.  Accordingly, we re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount recorded in 2017 reduced our tax provision by approximately $464 million. See Note 10, Income Taxes. During 2016, we completed various refinancing transactions that resulted in cash paid for premiums and professional fees to repurchase outstanding debt, as well as non-cash charges for unamortized debt discounts and deferred issuance costs. See Note 9, Debt. During the year ended December 31, 2015, we received an environmental remediation recovery at our closed Bridgeton Landfill in Missouri.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2017		2016		2015
Collection:
Residential	$2,285.7	22.8%	$2,239.7	23.9%	$2,242.3	24.6%
Small-container	2,995.6	29.8	2,877.5	30.7	2,799.9	30.7
Large-container	2,087.9	20.8	1,975.8	21.0	1,890.2	20.7
Other	44.2	0.4	38.2	0.4	39.8	0.4
Total collection	7,413.4	73.8	7,131.2	76.0	6,972.2	76.4
Transfer	1,209.5		1,157.6		1,112.7
Less: intercompany	(703.8)		(694.1)		(682.3)
Transfer, net	505.7	5.0	463.5	4.9	430.4	4.7
Landfill	2,224.3		2,083.6		2,036.4
Less: intercompany	(985.5)		(962.4)		(951.9)
Landfill, net	1,238.8	12.3	1,121.2	11.9	1,084.5	11.9
Energy services	149.0	1.5	76.4	0.8	95.8	1.1
Other:
Sale of recycled commodities	539.2	5.4	420.4	4.5	372.0	4.1
Other non-core	195.4	2.0	175.0	1.9	160.1	1.8
Total other	734.6	7.4	595.4	6.4	532.1	5.9
Total revenue	$10,041.5	100.0%	$9,387.7	100.0%	$9,115.0	100.0%
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
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the years ended December 31, 2017, 2016 and 2015 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Total
Balance as of December 31, 2014	$(41.9)	$13.0	$(28.9)
Other comprehensive loss before reclassifications	(18.4)	(1.9)	(20.3)
Amounts reclassified from accumulated other comprehensive loss	18.7	—	18.7
Net current-period other comprehensive income (loss)	0.3	(1.9)	(1.6)
Balance as of December 31, 2015	(41.6)	11.1	(30.5)
Other comprehensive income before reclassifications	11.8	6.4	18.2
Amounts reclassified from accumulated other comprehensive income	26.5	—	26.5
Net current-period other comprehensive income	38.3	6.4	44.7
Balance as of December 31, 2016	(3.3)	17.5	14.2
Other comprehensive (loss) income before reclassifications	(0.6)	3.7	3.1
Amounts reclassified from accumulated other comprehensive income	5.3	—	5.3
Net current-period other comprehensive income	4.7	3.7	8.4
Balance as of December 31, 2017	$1.4	$21.2	$22.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2017	2016	2015	Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Recyclable commodity hedges	$(2.8)	$—	$—	Revenue
Fuel hedges	(3.3)	(34.1)	(28.5)	Cost of operations
Terminated interest rate locks	(2.7)	(9.8)	(2.5)	Interest expense
	(8.8)	(43.9)	(31.0)	Total before tax
	3.5	17.4	12.3	Tax benefit
	(5.3)	(26.5)	(18.7)	Net of tax
Total loss reclassified into earnings	$(5.3)	$(26.5)	$(18.7)

16.	FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of December 31, 2017:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2018	7,500,000	$2.59
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of December 31, 2017 were current assets of $3.0 million, and have been recorded in other current assets in our consolidated balance sheets. As of December 31, 2016, the aggregate fair values of our outstanding fuel hedges were current liabilities of $2.7 million, and have been recorded in other accrued liabilities in our consolidated balance sheets. The ineffective portions of the changes in fair values resulted in a gain (loss) of $0.1 million, $0.8 million and $(0.4) million for the years ended December 31, 2017, 2016 and 2015, respectively, and have been recorded in other income, net in our consolidated statements of income.
Total gain (loss) recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion) was $3.4 million, $20.7 million and $(2.0) million, for the years ended December 31, 2017, 2016 and 2015, respectively. We classify cash inflows and outflows from our fuel hedges within operating activities in the consolidated statements of cash flows.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated containers (OCC) and old newsprint. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During 2016, we entered into multiple costless collar agreements on forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges). The agreements involve combining a purchased put option giving us the right to sell OCC at an established floor strike price with a written call option obligating us to deliver OCC at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represents costless collars. Under these agreements, we will make or receive no payments as long as the settlement price is between the floor price and cap price; however, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. If the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce variability of cash flows for forecasted sales of OCC between two designated strike prices.
As of December 31, 2017, we had outstanding costless collar hedges for OCC totaling 120,000 tons with a weighted average floor strike price of $81.50 per ton and a weighted average cap strike price of $120.00 per ton, all of which will be settled in 2018.
Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregate fair values of the outstanding recycling commodity hedges as of December 31, 2017 and 2016 were current liabilities of $0.2 million and $0.8 million, respectively, and have been recorded in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other income, net in our consolidated statements of income for the ineffective portion of the changes in fair values during the years ended December 31, 2017, 2016 and 2015.
Total gain (loss) recognized in other comprehensive income, net of tax, for recycling commodity hedges (the effective portion) was $0.4 million and $(0.5) million for the years ended December 31, 2017 and 2016, respectively. No amount was recognized in other comprehensive income for 2015. We classify cash inflows and outflows from our recycling commodity hedges within operating activities in the consolidated statements of cash flows.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2017 and 2016, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2017
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$30.3	$30.3	$30.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	92.1	92.1	—	92.1	—
Fuel hedges - other current assets	3.0	3.0	—	3.0	—
Interest rate swaps - other assets	8.0	8.0	—	8.0	—
Interest rate locks - other assets	19.1	19.1	—	19.1	—
Total assets	$152.5	$152.5	$30.3	$122.2	$—
Liabilities:
Commodity hedges - other accrued liabilities	$0.2	$0.2	$—	$0.2	$—
Contingent consideration - other long-term liabilities	73.3	73.3	—	—	73.3
Total liabilities	$73.5	$73.5	$—	$0.2	$73.3

	December 31, 2016
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$23.8	$23.8	$23.8	$—	$—
Bonds - restricted cash and marketable securities and other assets	57.6	57.6	—	57.6	—
Fuel hedges - other current assets	—	—	—	—	—
Interest rate swaps - other assets	12.2	12.2	—	12.2	—
Interest rate locks - other assets	20.2	20.2	—	20.2	—
Total assets	$113.8	$113.8	$23.8	$90.0	$—
Liabilities:
Fuel hedges - other accrued liabilities	$2.7	$2.7	$—	$2.7	$—
Commodity hedges - other accrued liabilities	0.8	0.8	—	0.8	—
Contingent consideration - other long-term liabilities	68.9	68.9	—	—	68.9
Total liabilities	$72.4	$72.4	$—	$3.5	$68.9
Total Debt
As of December 31, 2017, the carrying value of our total debt was $8.2 billion and the fair value of our total debt was $8.8 billion. As of December 31, 2016, the carrying value of our total debt was $7.7 billion and the fair value of our total debt was $8.3 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2017 and December 31, 2016.  See Note 9, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2017, the Sonoma contingent consideration represents the fair value of $68.1 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 28 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $85 million and $174 million. During 2017, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of December 31, 2017, the contingent consideration of $5.2 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future payments over the remaining useful life of the landfill, and applying a discount rate of 4.3%. The future payments are based on significant inputs that are not observable in the market. Key assumptions include annual volume of tons disposed at the landfill, which are subject to remeasurement at each reporting date. The contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $44 million relating to our outstanding legal proceedings as of December 31, 2017. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $44 million higher than the amount recorded as of December 31, 2017.
Lease Commitments
We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to 27 years. Rent expense during the years ended December 31, 2017, 2016 and 2015 was $72.9 million, $56.8 million and $53.6 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2017 are as follows:

2018	$37.6
2019	33.5
2020	30.6
2021	28.4
2022	20.0
Thereafter	79.0
$229.1
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
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2017 are as follows:

2018	$264.2
2019	71.2
2020	45.7
2021	28.2
2022	25.3
Thereafter	433.1
$867.7
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2017	2016
Letters of credit	$490.3	$503.4
Surety bonds	3,307.3	3,109.3
The outstanding letters of credit used $462.7 million and $478.4 million as of December 31, 2017 and 2016, respectively, of availability under our Credit Facilities. Surety bonds subject to expiration will expire on various dates through 2025.
These financial instruments are issued in the normal course of business and are not debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2017	2016
Financing proceeds	$38.6	$—
Capping, closure and post-closure obligations	28.6	27.9
Insurance	71.4	62.6
Other	2.5	—
Total restricted cash and marketable securities	$141.1	$90.5
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,285.4 million were outstanding as of December 31, 2017. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit. There were no letters of credit outstanding as of December 31, 2017 and 2016 associated with these reimbursement obligations.
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

18.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Revenue	$2,392.8	$2,526.7	$2,562.0	$2,560.0
Operating income	388.1	425.5	448.1	406.8
Net income	187.8	203.4	223.3	664.5
Net income attributable to Republic Services, Inc. (1)	187.8	202.9	223.2	664.4
Diluted earnings per common share (1)	0.55	0.60	0.66	1.98
2016:
Revenue	$2,248.6	$2,350.7	$2,409.3	$2,379.1
Operating income	345.5	382.1	417.9	392.0
Net income	156.9	181.0	85.7	189.6
Net income attributable to Republic Services, Inc.	156.7	180.8	85.6	189.5
Diluted earnings per common share (1)	0.45	0.52	0.25	0.55
(1) Line items in these rows do not total to amounts reported in the consolidated statements of income due to rounding.
On December 22, 2017 the Tax Act was enacted.  Accordingly, we re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.  The provisional amount recorded in the fourth quarter of 2017 reduced our tax provision by approximately $464 million.  For discussion and detail regarding the impact of the Tax Act on our income taxes, refer to Note 10, Income Taxes, included herein.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2017, based on the specified criteria.
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
We acquired ReCommunity in October 2017 (refer to Note 3, Business Acquisitions, Investments and Restructuring Charges, to our audited consolidated financial statements in Item 8 of Part 2 of this Form 10-K). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, we excluded ReCommunity from our evaluation of internal control over financial reporting as of December 31, 2017. We will continue the process of implementing internal controls over financial reporting for ReCommunity. As of December 31, 2017, assets excluded from management's assessment totaled $73.9 million and contributed less than 1% of revenue to our audited consolidated financial statements for the year ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings “Proposal 1 - Election of Directors,” “Biographical Information Regarding Directors/Nominees and Executive Officers,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Shareholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2017 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	4.3	$31.22	30.0
Equity compensation plans not approved by security holders	—	—	—
Total	4.3	$31.22	30.0
 ____________

(a)	Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan and our 2009 Employee Stock Purchase Plan (ESPP).

(b)
Includes 1.9 million stock options, 1.8 million shares underlying restricted stock units, 0.6 million shares underlying performance shares, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock units and performance shares as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 14.1 million shares under our Amended and Restated 2007 Stock Incentive Plan and 0.4 million shares under our ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

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
4.24
Sixth Supplemental Indenture, dated as of November 16, 2017, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2017).

4.25	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
10.1+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.2+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
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

10.27+
Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

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

Exhibit Number	Description
10.37+
Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).

10.38+
Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective June 13, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated February 16, 2017).

10.39+*	Offer Letter, dated February 6, 2018, by and between Jon Vander Ark and Republic Services, Inc.
10.40+*	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective January 1, 2018, by and between Jon Vander Ark and Republic Services, Inc.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+ Indicates a management or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 8, 2018	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2018
Donald W. Slager

/s/ CHARLES F. SERIANNI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 8, 2018
Charles F. Serianni

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 8, 2018
Brian A. Goebel

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 8, 2018
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 8, 2018
Tomago Collins

/s/ WILLIAM J. FLYNN	Director	February 8, 2018
William J. Flynn

/s/ THOMAS W. HANDLEY	Director	February 8, 2018
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 8, 2018
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 8, 2018
Michael Larson

/s/ KIM S. PEGULA	Director	February 8, 2018
Kim S. Pegula

/s/ RAMON A. RODRIGUEZ	Director	February 8, 2018
Ramon A. Rodriguez

/s/ JOHN M. TRANI	Director	February 8, 2018
John M. Trani

/s/ SANDRA M. VOLPE	Director	February 8, 2018
Sandra M. Volpe