Form 10-Q
period 2018-03-31
REPUBLIC SERVICES, INC.
filed 2018-05-03
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 25, 2018, the registrant had outstanding 327,929,282 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 23,222,056).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62.6	$83.3
Accounts receivable, less allowance for doubtful accounts and other of $32.7 and $38.9, respectively	1,052.2	1,105.9
Prepaid expenses and other current assets	239.2	247.6
Total current assets	1,354.0	1,436.8
Restricted cash and marketable securities	116.3	141.1
Property and equipment, net	7,783.1	7,777.4
Goodwill	11,329.1	11,315.4
Other intangible assets, net	121.3	141.1
Other assets	404.9	335.2
Total assets	$21,108.7	$21,147.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$572.4	$598.1
Notes payable and current maturities of long-term debt	707.0	706.7
Deferred revenue	341.5	312.1
Accrued landfill and environmental costs, current portion	140.4	135.2
Accrued interest	76.2	74.5
Other accrued liabilities	722.7	808.2
Total current liabilities	2,560.2	2,634.8
Long-term debt, net of current maturities	7,499.7	7,480.7
Accrued landfill and environmental costs, net of current portion	1,700.4	1,686.5
Deferred income taxes and other long-term tax liabilities, net	836.5	796.4
Insurance reserves, net of current portion	274.1	275.4
Other long-term liabilities	323.5	312.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 351.1 and 350.1 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,871.6	4,839.6
Retained earnings	4,309.3	4,152.5
Treasury stock, at cost; 22.5 and 18.4 shares, respectively	(1,314.3)	(1,059.4)
Accumulated other comprehensive income, net of tax	41.7	22.6
Total Republic Services, Inc. stockholders’ equity	7,911.8	7,958.8
Noncontrolling interests in consolidated subsidiary	2.5	2.3
Total stockholders’ equity	7,914.3	7,961.1
Total liabilities and stockholders’ equity	$21,108.7	$21,147.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$2,427.5	$2,392.8
Expenses:
Cost of operations	1,469.8	1,484.1
Depreciation, amortization and depletion	263.1	249.9
Accretion	20.4	20.0
Selling, general and administrative	261.2	253.5
Withdrawal costs - multiemployer pension funds	—	1.1
Gain on disposition of assets and asset impairments, net	(0.7)	(8.3)
Restructuring charges	9.5	4.4
Operating income	404.2	388.1
Interest expense	(94.8)	(89.4)
Loss from unconsolidated equity method investment	—	(2.9)
Interest income	0.2	0.3
Other income, net	1.0	0.1
Income before income taxes	310.6	296.2
Provision for income taxes	72.7	108.4
Net income	237.9	187.8
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.2)	—
Net income attributable to Republic Services, Inc.	$237.7	$187.8
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.72	$0.55
Weighted average common shares outstanding	330.7	339.9
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.72	$0.55
Weighted average common and common equivalent shares outstanding	332.2	341.9
Cash dividends per common share	$0.345	$0.320
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$237.9	$187.8
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	0.6	(1.0)
Realized losses (gains) reclassified into earnings	(0.2)	1.4
Unrealized (losses) gains	18.7	(1.1)
Other comprehensive income (loss), net of tax	19.1	(0.7)
Comprehensive income	257.0	187.1
Comprehensive income attributable to noncontrolling interests	(0.2)	—
Comprehensive income attributable to Republic Services, Inc.	$256.8	$187.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Noncontrolling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2017	350.1	$3.5	$4,839.6	$4,152.5	(18.4)	$(1,059.4)	$22.6	$2.3	$7,961.1
Adoption of accounting standard	—	—	—	33.4	—	—	—	—	33.4
Net income	—	—	—	237.7	—	—	—	0.2	237.9
Other comprehensive income	—	—	—	—	—	—	19.1	—	19.1
Cash dividends declared	—	—	—	(113.3)	—	—	—	—	(113.3)
Issuances of common stock	1.0	—	20.6	—	(0.3)	(19.3)	—	—	1.3
Stock-based compensation	—	—	11.4	(1.0)	—	—	—	—	10.4
Purchase of common stock for treasury	—	—	—	—	(3.8)	(235.6)	—	—	(235.6)
Balance as of March 31, 2018	351.1	$3.5	$4,871.6	$4,309.3	(22.5)	$(1,314.3)	$41.7	$2.5	$7,914.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities:
Net income	$237.9	$187.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	283.5	269.9
Non-cash interest expense	10.9	10.9
Restructuring related charges	9.5	4.4
Stock-based compensation	11.1	9.6
Deferred tax provision	25.3	8.7
Provision for doubtful accounts, net of adjustments	6.8	5.4
Gain on disposition of assets and asset impairments, net	(0.8)	(9.0)
Withdrawal costs - multiemployer pension funds	—	1.1
Environmental adjustments	1.4	—
Loss from unconsolidated equity method investment	—	2.9
Other non-cash items	0.5	1.3
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	47.5	(26.1)
Prepaid expenses and other assets	4.4	33.1
Accounts payable	(3.2)	(18.2)
Restructuring expenditures	(8.4)	(5.5)
Capping, closure and post-closure expenditures	(7.3)	(9.7)
Remediation expenditures	(11.2)	(11.3)
Other liabilities	(26.5)	(10.9)
Cash provided by operating activities	581.4	444.4
Cash used in investing activities:
Purchases of property and equipment	(263.3)	(223.9)
Proceeds from sales of property and equipment	3.6	1.3
Cash used in business acquisitions and investments, net of cash acquired	(19.1)	(54.7)
Cash received from (used in) business divestitures	1.1	(14.5)
Purchases of restricted marketable securities	(30.2)	(2.9)
Sales of restricted marketable securities	30.4	2.8
Other	0.8	0.6
Cash used in investing activities	(276.7)	(291.3)
Cash used in financing activities:
Proceeds from notes payable and long-term debt	1,093.9	1,085.3
Payments of notes payable and long-term debt	(1,073.4)	(1,076.2)
Issuances of common stock	1.3	13.5
Purchases of common stock for treasury	(254.5)	(98.9)
Cash dividends paid	(114.4)	(108.6)
Other	(2.5)	(2.1)
Cash used in financing activities	(349.6)	(187.0)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(44.9)	(33.9)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	179.1	113.0
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$134.2	$79.1
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
New Accounting Pronouncements
Accounting Standards Adopted
During 2018, we adopted the following accounting standard updates ("ASUs") as issued by the Financial Accounting Standard Board ("FASB"):

ASU		Effective Date
ASU 2014-09	Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40)	January 1, 2018
ASU 2016-15	Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
ASU 2016-18	Statement of Cash Flows (Topic 230) - Restricted Cash	January 1, 2018
ASU 2017-01	Business Combinations (Topic 805) - Clarifying the Definition of Business	January 1, 2018
ASU 2017-07	Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	January 1, 2018
ASU 2017-09	Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) ("ASU 2014-09" or the "new revenue recognition standard") using the modified retrospective approach. We recognized the cumulative-effect of adopting the new revenue recognition standard as an adjustment to the beginning balance of Retained Earnings as of the date of adoption. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. The timing and pattern of revenue recognition has not significantly changed under the new revenue recognition standard, nor has there been a material change to our operating or net income.
Under ASU 2014-09, we record revenue when control is transferred to the customer, generally at the time we provide a service. While the timing and pattern of revenue recognition remains unchanged, we identified certain consideration payable to our customers that is now recorded as a reduction of revenue in accordance with Topic 606. These costs were historically recorded as a component of cost of operations and include:

•	payments issued to our municipal customers in accordance with our residential collection contracts,

•	payments issued to our municipal customers in accordance with certain landfill operating agreements, and

•	commodity rebates and processing fees paid to customers in our collection and recycling lines of business.
Historically, we also recognized certain upfront payments to acquire customer contracts as other assets in our consolidated balance sheet and amortized the asset as a component of depreciation, amortization and depletion over the respective contract life. In accordance with Topic 606, we now amortize the asset as a reduction of revenue. The timing and pattern of recognizing these payments to our customers have not significantly changed under the new revenue recognition standard.
In addition, we historically recognized sales commissions as a component of selling, general and administrative expenses as they were incurred. In accordance with the new revenue recognition standard, we identified certain sales commissions that represent an incremental cost of the contract and should be capitalized and amortized to selling, general and administrative expense over the average life of the customer relationship.
The cumulative effect of the changes made to our consolidated balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Other assets	$335.2	$43.8	$379.0

Liabilities
Deferred income taxes and other long-term tax liabilities, net	$796.4	$10.4	$806.8

Equity
Retained earnings	$4,152.5	$33.4	$4,185.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The impact of our adoption of the new revenue recognition standard on our consolidated income statement and balance sheet was as follows:

	For the three months ended March 31, 2018
	As Reported	Effect of Change Higher / (Lower)	As Computed Excluding the Adoption of ASU 2014-09
Income Statement
Revenue	$2,427.5	$86.7	$2,514.2
Expenses:
Cost of operations	$1,469.8	$85.3	$1,555.1
Depreciation, amortization and depletion	$263.1	$1.4	$264.5
Selling, general and administrative	$261.2	$0.5	$261.7
Operating income	$404.2	$(0.5)	$403.7

	As of March 31, 2018
	As Reported	Effect of Change Higher / (Lower)	As Computed Excluding the Adoption of ASU 2014-09
Balance Sheet
Assets
Other assets	$404.9	$(44.3)	$360.6

Liabilities
Deferred income taxes and other long-term tax liabilities, net	$836.5	$(10.4)	$826.1

Equity
Retained earnings	$4,309.3	$(33.9)	$4,275.4
Statement of Cash flows
Effective January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") using a retrospective approach to each period presented. In accordance with the standard, we recognize contingent consideration and holdbacks paid within three months of an acquisition's consummation date as cash outflows from investing activities in the statement of cash flows. Payments made thereafter are recognized as cash outflows from financing activities in the statement of cash flows. As the requirements of the standard do not significantly differ from our previous accounting policy, our adoption of this guidance did not have a material impact on our consolidated financial statements.
Effective January 1, 2018 we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash ("ASU 2016-18") using a retrospective approach to each period presented. As a result of our adoption of the standard, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, we reclassified the $0.7 million change in restricted cash and restricted cash equivalents from cash used in investing activities for the three months ended March 31, 2017.
Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$62.6	$83.3	$33.2	$67.8
Restricted cash and marketable securities	116.3	141.1	90.8	90.5
Less: restricted marketable securities	(44.7)	(45.3)	(44.9)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$134.2	$179.1	$79.1	$113.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Business Combinations
Effective January 1, 2018 we adopted ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of Business ("ASU 2017-01"), which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance prescribed by ASU 2017-01 will be applied prospectively to relevant transactions on or after the adoption date and did not have a material impact on the acquisitions accounted for as a business combination during the three months ended March 31, 2018.
Retirement Benefits
Effective January 1, 2018 we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07") which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.
As our pension plan is frozen, we do not have service costs that qualify for the treatment prescribed by ASU 2017-07. Subsequent to the adoption of ASU 2017-07, net benefit costs (income) are reported in other income. Our adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2018 and 2017.
Stock Compensation
Effective January 1, 2018, we adopted ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2018.
Accounting Standards Issued but not yet Adopted
Leases
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
As we progress to adopt the standard, we continually monitor clarifying interpretations. In January 2018, the FASB issued Proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, which proposed amending the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative-effect adjustment at the beginning of the period of adoption. We currently plan to adopt the standard under this proposed method in the event it is approved by the FASB. The comment deadline for the Exposure Draft was February 5, 2018, and a final decision is pending.
Under ASU 2016-02, we will recognize a right-of-use asset and a right-of-use liability for leases classified as operating leases in our consolidated balance sheet. We continue to assess the overall impact to our consolidated financial statements, however, we currently plan to apply the package of practical expedients to leases that commenced before the effective date whereby we will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.
We are assessing the disclosure requirements under ASU 2016-02, and we anticipate disclosing additional information, as necessary, to comply with the standard. To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we are in the process of implementing a software solution to manage and account for our leases.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Income Taxes
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act. See Note 8, Income Taxes for discussion on our adoption plans.
2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the three months ended March 31, 2018 and 2017.  The purchase price for these acquisitions and the allocations of the purchase price follow:

	2018	2017
Purchase price:
Cash used in acquisitions, net of cash acquired	$17.1	$54.7
Holdbacks	2.9	1.5
Total	20.0	56.2
Allocated as follows:
Accounts receivable	0.7	2.2
Property and equipment	7.3	23.7
Inventory	—	0.4
Other liabilities	(3.1)	(1.9)
Fair value of tangible assets acquired and liabilities assumed	4.9	24.4
Excess purchase price to be allocated	$15.1	$31.8
Excess purchase price allocated as follows:
Other intangible assets	$1.2	$7.3
Goodwill	13.9	24.5
Total allocated	$15.1	$31.8

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Montana Waste Acquisition - Subsequent Event
In April 2018, we acquired all of the issued and outstanding shares of Montana Waste Systems, Inc. ("MWS") and its affiliates which collectively operated a landfill, transfer station, hauling and portable toilet business in Montana for consideration of approximately $50 million.
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. During the three months ended March 31, 2017, we incurred restructuring charges of $4.4 million that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $5.5 million during the three months ended March 31, 2017 related to these restructuring efforts.
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During the three months ended March 31, 2018, we incurred restructuring charges of $9.5 million that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $8.4 million during the three months ended March 31, 2018 related to these restructuring efforts.
In 2018, we expect to incur additional charges of between approximately $10 million to $15 million for the remainder of 2018 primarily related to employee severance costs, lease exit and contract termination costs and the relocation of certain employees. Substantially all of these restructuring charges will be recorded in our corporate segment.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2017	Acquisitions	Divestitures	Adjustments and Other	Balance as of March 31, 2018
Group 1	$5,286.3	$2.0	$(0.3)	$0.1	$5,288.1
Group 2	6,029.1	11.9	—	—	6,041.0
Total	$11,315.4	$13.9	$(0.3)	$0.1	$11,329.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 19 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of March 31, 2018
	Balance as of December 31, 2017	Acquisitions	Adjustments and Other (1)	Balance as of March 31, 2018	Balance as of December 31, 2017	Additions Charged to Expense	Adjustments and Other (1)	Balance as of March 31, 2018
Customer relationships, franchise and other municipal agreements	$666.0	$0.6	$(0.1)	$666.5	$(554.7)	$(14.1)	$—	$(568.8)	$97.7
Non-compete agreements	35.6	0.6	—	36.2	(28.5)	(0.8)	—	(29.3)	6.9
Other intangible assets	73.8	—	(9.5)	64.3	(51.1)	(0.3)	3.8	(47.6)	16.7
Total	$775.4	$1.2	$(9.6)	$767.0	$(634.3)	$(15.2)	$3.8	$(645.7)	$121.3

(1) In accordance with our adoption of ASU 2014-09, we transferred a $5.7 million net deferred contract asset to Other Assets during the three months ended March 31, 2018.
4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 follows:

	2018	2017
Prepaid expenses	$86.0	$78.6
Inventories	52.3	51.2
Other non-trade receivables	47.3	28.6
Reinsurance receivable	24.6	23.1
Income tax receivable	23.6	59.7
Commodity and fuel hedge assets	2.9	3.0
Other current assets	2.5	3.4
Total	$239.2	$247.6
Other Assets
A summary of other assets as of March 31, 2018 and December 31, 2017 follows:

	2018	2017
Deferred compensation plan	$101.1	$99.9
Deferred contract costs and sales commissions	92.4	43.6
Reinsurance receivable	69.2	65.9
Interest rate swaps	41.8	27.1
Amounts recoverable for capping, closure and post-closure obligations	30.3	29.9
Investments	25.9	26.0
Deferred financing costs	2.1	3.0
Other	42.1	39.8
Total	$404.9	$335.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2018 and December 31, 2017 follows:

	2018	2017
Insurance reserves, current portion	$149.8	$144.8
Accrued payroll and benefits	143.4	212.2
Accrued fees and taxes	123.2	129.7
Accrued dividends	113.3	114.4
Accrued professional fees and legal settlement reserves	47.9	45.1
Ceded insurance reserves, current portion	24.6	23.1
Current tax liabilities	21.7	11.7
Commodity and fuel hedge liabilities	—	0.3
Other	98.8	126.9
Total	$722.7	$808.2
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2018 and December 31, 2017 follows:

	2018	2017
Deferred compensation plan	$108.1	$97.9
Contingent consideration and acquisition holdbacks	71.0	71.3
Ceded insurance reserves	69.2	65.9
Withdrawal liability - multiemployer pension funds	12.4	12.6
Pension and other post-retirement liabilities	7.2	7.0
Other	55.6	57.4
Total	$323.5	$312.1
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of March 31, 2018 and December 31, 2017 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $423.9 million and $420.2 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2018, we owned or operated 195 active landfills with total available disposal capacity of approximately 5.1 billion in-place cubic yards. We also have post-closure responsibility for 124 closed landfills.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2018 and December 31, 2017 follows:

	2018	2017
Landfill final capping, closure and post-closure liabilities	$1,281.5	$1,257.7
Environmental remediation liabilities	559.3	564.0
Total accrued landfill and environmental costs	1,840.8	1,821.7
Less: current portion	(140.4)	(135.2)
Long-term portion	$1,700.4	$1,686.5
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the three months ended March 31, 2018 and 2017:

	2018	2017
Asset retirement obligation liabilities, beginning of year	$1,257.7	$1,224.6
Non-cash additions	10.3	10.6
Acquisitions, net of divestitures and other adjustments	0.1	(25.1)
Asset retirement obligation adjustments	0.3	0.6
Payments	(7.3)	(9.7)
Accretion expense	20.4	20.0
Asset retirement obligation liabilities, end of period	1,281.5	1,221.0
Less: current portion	(76.8)	(60.4)
Long-term portion	$1,204.7	$1,160.6
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
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $28.8 million and $28.6 million as of March 31, 2018 and December 31, 2017, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2018 would be approximately $466 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2018 and 2017:

	2018	2017
Environmental remediation liabilities, beginning of year	$564.0	$602.9
Net additions charged to expense	1.4	—
Payments	(11.2)	(11.3)
Accretion expense (non-cash interest expense)	5.1	5.3
Acquisitions, net of divestitures and other adjustments	—	(6.3)
Environmental remediation liabilities, end of period	559.3	590.6
Less: current portion	(63.6)	(75.3)
Long-term portion	$495.7	$515.3
Bridgeton Landfill.  During the three months ended March 31, 2018, we paid $4.0 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of March 31, 2018, the remediation liability recorded for this site was $173.2 million, of which approximately $16 million is expected to be paid during the remainder of 2018. We believe the remaining reasonably possible high end of our range would be approximately $177 million higher than the amount recorded as of March 31, 2018.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site ("West Lake") in Missouri. On February 6, 2018, the U.S. Environmental Protection Agency ("EPA") issued a Proposed Record of Decision Amendment for West Lake that includes a total cost estimate of $236 million over a five-year remediation timeline. A 75 day public comment period followed the announcement. At this time we are neither able to predict the final remedy that EPA may eventually select in its Record of Decision ("ROD") following the comment period, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for the ROD that was issued in 2008. However, issuance of the final ROD and subsequent events related to remedy divisibility or allocation may require us to modify our expected remediation liability.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of March 31, 2018 and December 31, 2017 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2018			December 31, 2017
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$53.9	$—	$53.9	$—	$—	$—
June 2019	Variable	100.0	—	100.0	130.0	—	130.0
May 2021	Variable	—	—	—	—	—	—
Senior notes:
May 2018	3.800	700.0	(0.1)	699.9	700.0	(0.3)	699.7
September 2019	5.500	650.0	(1.8)	648.2	650.0	(2.1)	647.9
March 2020	5.000	850.0	(1.6)	848.4	850.0	(1.8)	848.2
November 2021	5.250	600.0	(1.5)	598.5	600.0	(1.5)	598.5
June 2022	3.550	850.0	(4.4)	845.6	850.0	(4.6)	845.4
May 2023	4.750	550.0	(7.6)	542.4	550.0	(1.0)	549.0
March 2025	3.200	500.0	(4.7)	495.3	500.0	(4.8)	495.2
June 2026	2.900	500.0	(4.8)	495.2	500.0	(5.0)	495.0
November 2027	3.375	650.0	(6.6)	643.4	650.0	(7.0)	643.0
March 2035	6.086	181.9	(14.8)	167.1	181.9	(14.9)	167.0
March 2040	6.200	399.9	(3.8)	396.1	399.9	(3.9)	396.0
May 2041	5.700	385.7	(5.5)	380.2	385.7	(5.5)	380.2
Debentures:
May 2021	9.250	35.3	(0.9)	34.4	35.3	(1.0)	34.3
September 2035	7.400	148.1	(34.3)	113.8	148.1	(34.5)	113.6
Tax-exempt:
2019 - 2044	1.400 - 5.625	1,042.4	(6.1)	1,036.3	1,042.4	(6.4)	1,036.0
Capital leases:
2018 - 2046	3.273 - 12.203	108.0	—	108.0	108.4	—	108.4
Total Debt		$8,305.2	$(98.5)	8,206.7	$8,281.7	$(94.3)	8,187.4
Less: current portion				(707.0)			(706.7)
Long-term portion				$7,499.7			$7,480.7
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contemporaneous with the execution of the Replacement Credit Facility, we entered into Amendment No. 1 to our existing $1.25 billion unsecured revolving credit facility (the "Existing Credit Facility" and, together with the Replacement Credit Facility, the "Credit Facilities"), to conform certain terms of the Existing Credit Facility with those of the Replacement Credit Facility. Amendment No. 1 does not extend the maturity date of the Existing Credit Facility, which matures in June 2019. The Existing Credit Facility also maintains the feature that allows us to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders.
Our Credit Facilities are subject to facility fees based on applicable rates defined in the credit facility agreements and the aggregate commitments, regardless of usage. Availability under our Credit Facilities totaled $1,725.5 million and $1,639.1 million as of March 31, 2018 and December 31, 2017, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  The credit agreements require us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of March 31, 2018, we had $100.0 million of borrowings under our Credit Facilities and $130.0 million of borrowings as of December 31, 2017.  We had $406.3 million and $462.7 million of letters of credit outstanding under our Credit Facilities as of March 31, 2018 and December 31, 2017, respectively.
During 2016, we increased the size of our existing unsecured credit facility (the "Uncommitted Credit Facility") to $135.0 million, with all other terms of the agreement remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2018 we had $53.9 million of borrowings and no borrowings as of December 31, 2017, under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2017, we issued $650.0 million of 3.375% senior notes due 2027 (the "3.375% Notes"). We used the net proceeds from the 3.375% Notes to repay amounts borrowed under our unsecured revolving credit facilities.
Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually. The senior notes have a make-whole provision that is exercisable at any time prior to their respective maturity dates at a stated redemption price.
Tax-Exempt Financings
As of March 31, 2018 and December 31, 2017, we had $1,036.3 million and $1,036.0 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 98% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facilities, if necessary.
Capital Leases
We had capital lease liabilities of $108.0 million and $108.4 million as of March 31, 2018 and December 31, 2017, respectively, with maturities ranging from 2018 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of March 31, 2018, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2018 and December 31, 2017, the interest rate swap agreements are reflected at their fair value of $1.2 million and $8.0 million, respectively, and are included in other assets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $0.9 million during the three months ended March 31, 2018, and $1.4 million during the three months ended March 31, 2017, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended March 31, 2018 and 2017, we recognized gains of $6.8 million and $1.6 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, and (losses) of $(6.8) million and $(1.4) million, respectively, on the related interest rate swaps. The net amount of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
During the three months ended March 31, 2018, we entered into interest rate lock agreements having an aggregate notional amount of $150.0 million with fixed interest rates ranging from 2.800% to 2.985%. During 2017, we also entered into a number of interest rate lock agreements having an aggregate notional amount of $300.0 million with fixed interest rates ranging from 2.170% to 2.418%. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of March 31, 2018 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of March 31, 2018 and December 31, 2017 were $40.6 million and $19.1 million, respectively, and were recorded in other long term assets in our consolidated balance sheet. No amounts were recognized in other income, net in our consolidated statements of income for the ineffective portion of the changes of fair values during the three months ended March 31, 2018 and 2017.
Total gain recognized in other comprehensive income, net of tax, was $18.3 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018 and December 31, 2017, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive income, net of tax, was $11.4 million and $11.8 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $1.3 million of net interest expense over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $0.5 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2018 and 2017 was 23.4% and 36.6%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2018 was favorably affected by the Tax Cuts and Jobs Act (the "Tax Act") as compared to the same period in 2017.
Cash paid for income taxes (net of refunds) was $0.4 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.
The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, limits deductions for, among other things, interest expense, executive compensation and meals and entertainment, while enhancing deductions for equipment and other fixed assets. The Tax Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides up to a one year measurement period from the Tax Acts's enactment date for companies to complete their accounting under ASC 740.
In accordance with SAB 118, for the year ended December 31, 2017, we recorded provisional amounts based on our estimates of the Tax Act's effect to our deferred taxes, uncertain tax positions and the one-time transition tax.
As of March 31, 2018, we have not finalized our accounting nor have we changed our previous estimates of the tax effects of the enactment of the Tax Act. We anticipate that the completion of our 2017 income tax returns, future guidance and additional information and interpretations with respect to the Tax Act will cause us to further adjust the provisional amounts recorded as of December 31, 2017. In accordance with SAB 118, we will record such adjustments in the period that relevant guidance and/or additional information becomes available and our analysis is completed.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2018, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $13.3 million related to our uncertain tax positions.
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
As a result of the recent changes in U.S. tax law, as well as our ongoing efforts to streamline and maximize the efficiency of our tax footprint, we could further adjust our valuation allowance in a future period if there is sufficient evidence to support a conclusion that it is more certain than not that certain of the state net operating loss carryforwards, on which we currently provide a valuation allowance, would be realized. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2018, the valuation allowance associated with our state loss carryforwards was approximately $71.6 million.
9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the "Plan"), and in May 2013 our shareholders ratified the Plan. We currently have approximately 13.4 million shares of common stock reserved for future grants under the Plan.
Grants and Expense
The following table summarizes our stock-based compensation grant and expense activity for the three months ended March 31, 2018:

	Number of Shares Granted (in thousands)	Compensation Expense (in millions)
Restricted stock units	408.3	7.7
Performance shares	315.6	4.4
Total	723.9	$12.1
10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
Stock repurchase activity during the three months ended March 31, 2018 and March 31, 2017 follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Number of shares repurchased	3.8	1.7
Amount paid	$254.5	$98.9
Weighted average cost per share	$66.69	$60.46

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2018 and 2017, 0.2 million repurchased shares were pending settlement and $14.9 million and $10.9 million was unpaid and included within other accrued liabilities, respectively.
In October 2017, our board of directors added $2.0 billion to our existing share repurchase authorization that now extends through December 31, 2020. Before this, $98.4 million remained under a prior authorization. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share purchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time. As of March 31, 2018, the remaining authorized purchase capacity under our October 2017 repurchase program was $1.6 billion.
Dividends
In February 2018, our board of directors approved a quarterly dividend of $0.345 per share. Cash dividends declared were $113.3 million for the three months ended March 31, 2018. As of March 31, 2018, we recorded a quarterly dividend payable of $113.3 million to shareholders of record at the close of business on April 2, 2018.
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
Earnings per share for the three months ended March 31, 2018 and 2017 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$237,700	$187,800
Weighted average common shares outstanding	330,655	339,868
Basic earnings per share	$0.72	$0.55
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$237,700	$187,800
Weighted average common shares outstanding	330,655	339,868
Effect of dilutive securities:
Options to purchase common stock	904	1,403
Unvested RSU awards	260	354
Unvested PSU awards	389	251
Weighted average common and common equivalent shares outstanding	332,208	341,876
Diluted earnings per share	$0.72	$0.55
Antidilutive securities not included in the diluted earnings per share calculations:
Options to purchase common stock	—	—

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the three months ended March 31, 2018 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Accumulated other comprehensive income (loss) as of December 31, 2017	$1.4	$21.2	$22.6
Other comprehensive income before reclassifications	19.3	—	19.3
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	(0.2)
Net current period other comprehensive income	19.1	—	19.1
Accumulated other comprehensive income (loss) as of March 31, 2018	$20.5	$21.2	$41.7
A summary of reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
	2018	2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Recyclable commodity hedges	$—	$(0.7)	Revenue
Fuel hedges	0.8	(1.0)	Cost of operations
Terminated interest rate locks	(0.5)	(0.7)	Interest expense
Total before tax	0.3	(2.4)
Tax (expense) benefit	(0.1)	1.0
Total gains (losses) reclassified, net of tax	$0.2	$(1.4)
12. FINANCIAL INSTRUMENTS
Fuel Hedges
We have entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).
The following table summarizes our outstanding fuel hedges as of March 31, 2018:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2018	5,625,000	$2.59
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of March 31, 2018 were current assets of $2.5 million, which have been recorded in other current assets in our consolidated balance sheets. As of December 31, 2017, the aggregate fair values of our outstanding fuel hedges were current assets of $3.0 million, which are included in other current assets in our consolidated balance sheets. No amounts were recognized in other income, net in our unaudited consolidated statements of income for the ineffectiveness portion of the changes in fair values for each of the three months ended March 31, 2018 and 2017.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

No gain (loss) was recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion) for each of the three months ended March 31, 2018 and 2017. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
Recyclable Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated containers (OCC) and old newsprint. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During 2017, we entered into multiple agreements related to the forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recyclable commodity sales (commodity hedges).
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
As of March 31, 2018, we had outstanding costless collar hedges for OCC totaling 90,000 tons with a weighted average floor strike price of $81.50 per ton and a weighted average cap strike price of $120.00 per ton, all of which will be settled in 2018. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregate fair values of the outstanding recyclable commodity hedges as of March 31, 2018 were current assets of $0.4 million, which are included in prepaid expenses and other current assets in our consolidated balance sheets. As of December 31, 2017, the aggregate fair values of the outstanding recyclable commodity hedges were current liabilities of $0.2 million, which are included in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other income, net in our unaudited consolidated statements of income for the ineffectiveness portion of the changes in fair values during each of the three months ended March 31, 2018 and 2017.
Total gain (loss) recognized in other comprehensive income for recyclable commodity hedges (the effective portion) was $0.4 million and $(1.9) million, net of tax, for each of the three months ended March 31, 2018 and 2017.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2018 and December 31, 2017, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$55.6	$55.6	$55.6	$—	$—
Bonds - restricted cash and marketable securities and other assets	53.0	53.0	—	53.0	—
Fuel hedges - other current assets	2.5	2.5	—	2.5	—
Commodity hedges - other current assets	0.4	0.4	—	0.4	—
Interest rate swaps - other assets	1.2	1.2	—	1.2	—
Interest rate locks - other assets	40.6	40.6	—	40.6	—
Total assets	$153.3	$153.3	$55.6	$97.7	$—
Liabilities:
Contingent consideration - other long-term liabilities	73.0	73.0	—	—	73.0
Total liabilities	$73.0	$73.0	$—	$—	$73.0

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$30.3	$30.3	$30.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	92.1	92.1	—	92.1	—
Fuel hedges - other current assets	3.0	3.0	—	3.0	—
Interest rate swaps - other assets	8.0	8.0	—	8.0	—
Interest rate locks - other assets	19.1	19.1	—	19.1	—
Total assets	$152.5	$152.5	$30.3	$122.2	$—
Liabilities:
Commodity hedges - other accrued liabilities	0.2	0.2	—	0.2	—
Contingent consideration- other long-term liabilities	73.3	73.3	—	—	73.3
Total liabilities	$73.5	$73.5	$—	$0.2	$73.3
Total Debt
As of March 31, 2018 and December 31, 2017, the carrying value of our total debt was $8.2 billion, and the fair value of our total debt was $8.6 billion and $8.8 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of March 31, 2018 and December 31, 2017, respectively. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma County, California to operate the county's waste management facilities. As of March 31, 2018, we recognized $67.9 million of contingent consideration which represents the fair value of amounts payable to Sonoma County based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. We estimate the remaining life of the landfill to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $82 million and $171 million.
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
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of March 31, 2018, the contingent consideration of $5.1 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future payments over the remaining useful life of the landfill, and applying a discount rate of 4.3%. The future payments are based on significant inputs that are not observable in the market. Key assumptions include annual volume of tons disposed at the landfill, which are subject to remeasurement at each reporting date. The contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.
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
Summarized financial information concerning our reportable segments for the three months ended March 31, 2018 and 2017 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended March 31, 2018
Group 1	$1,292.6	$(229.0)	$1,063.6	$113.5	$221.1	$97.9	$9,219.5
Group 2	1,532.2	(208.0)	1,324.2	140.6	266.4	75.4	10,332.8
Corporate entities	43.2	(3.5)	39.7	29.4	(83.3)	90.0	1,556.4
Total	$2,868.0	$(440.5)	$2,427.5	$283.5	$404.2	$263.3	$21,108.7
Three Months Ended March 31, 2017
Group 1	$1,324.3	$(262.0)	$1,062.3	$102.3	$213.8	$72.5	$9,109.1
Group 2	1,502.9	(224.4)	1,278.5	137.0	272.9	79.6	9,975.7
Corporate entities	55.1	(3.1)	52.0	30.6	(98.6)	71.8	1,511.0
Total	$2,882.3	$(489.5)	$2,392.8	$269.9	$388.1	$223.9	$20,595.8
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services. The following table disaggregates our revenue by service line for the three months ended March 31, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2018		2017
Collection:
Residential	$548.5	22.6%	$564.3	23.6%
Small-container	748.6	30.9	733.6	30.7
Large-container	515.4	21.2	495.3	20.7
Other	10.5	0.4	9.7	0.4
Total collection (1)	1,823.0	75.1	1,802.9	75.4
Transfer	288.3		282.2
Less: intercompany	(168.6)		(171.6)
Transfer, net	119.7	4.9	110.6	4.6
Landfill	549.7		504.7
Less: intercompany	(243.2)		(232.4)
Landfill, net	306.5	12.6	272.3	11.4
Energy services	47.8	2.0	27.1	1.1
Other:
Sale of recycled commodities (2)	76.0	3.1	133.9	5.6
Other non-core	54.5	2.3	46.0	1.9
Total other	130.5	5.4	179.9	7.5
Total revenue	$2,427.5	100.0%	$2,392.8	100.0%

(1) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees were presented as a reduction to revenue for the three months ended March 31, 2018. Similar fees were presented as a cost of operations for the three months ended March 31, 2017.
(2) In accordance with our adoption of the new revenue recognition standard, costs paid to suppliers associated with recycled commodities were presented as a reduction to revenue for the three months ended March 31, 2018. Similar costs were presented as a cost of operations for the three months ended March 31, 2017.
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
The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognized deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Depending upon the nature of the contract, we may also generate revenue through the collection of fuel recovery fees and environmental fees which are designed to recover our internal costs of providing services to our customers.
See Note 13, Segment Reporting, for additional information regarding revenue by reportable segment.
Revenue by Service Line
Collection Services
Our collection business involves the collection of waste for transport to transfer stations, or directly to landfills or recycling centers. Our solid waste collection services business includes both recurring and temporary customer relationships. Our standard contract duration is three years, although some of our exclusive franchises are for significantly longer periods. The fees received for collection services are based primarily on the market, collection frequency, type of service, type and volume or weight of the waste collected, the distance to the disposal facility and the cost of disposal.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2017 was recognized as revenue during the three months ended March 31, 2018 when the service was performed. Our large-container customers are typically billed on a monthly basis based on the nature of the services provided during the period.
Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain of our contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.
Transfer Services
Revenue at our transfer stations is primarily generated by charging tipping or disposal fees. The fees received for transfer services are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted at the transfer facility.
Landfill Services
Revenue at our landfills is primarily generated by charging tipping fees to third parties based on the volume disposed and the nature of the waste. In general, fees are variable in nature and revenue is recognized at the time the waste is disposed at the facility.
Energy Services
Energy Services revenue is primarily generated through waste managed from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services including closed loop collection systems and the sale of recovered products. Energy services activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted or processed during the period.
Sale of Recycled Commodities
Our recycling centers generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials at market prices. In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.
Revenue Recognition
Our service obligations of a long-term nature, e.g., solid waste collection service contracts, are satisfied over time, and we recognize revenue based on the value provided to the customer during the period. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of waste collected, transported and disposed, and the nature of the waste accepted. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.
Additionally, certain elements of our long-term customer contracts are unknown upon entering into the contract, including the amount that will be billed in accordance with annual price escalation clauses, our fuel recovery fee program and commodity prices. The amount to be billed is often tied to changes in an underlying base index such as a consumer price index or a fuel or commodity index, and revenue is recognized once the index is established for the period.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of March 31, 2018, we recognized $92.4 million of deferred contract costs and capitalized sales commissions. During the three months ended March 31, 2018, we amortized $2.6 million of capitalized sales commissions to selling, general and administrative expenses and $1.4 million of other deferred contract costs as a reduction of revenue.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $47 million relating to our outstanding legal proceedings as of March 31, 2018. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $49 million higher than the amount recorded as of March 31, 2018.
Multiemployer Pension Plans
We contribute to 25 multiemployer pension plans under collective bargaining agreements covering union-represented employees. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans.
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
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of March 31, 2018 and December 31, 2017:

	2018	2017
Financing proceeds	$24.9	$38.6
Capping, closure and post-closure obligations	28.8	28.6
Insurance	62.6	71.4
Other	—	2.5
Total restricted cash and marketable securities	$116.3	$141.1
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing under this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States as well as our dependence on large, long-term collection, transfer and disposal contracts.  More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, particularly under Part I, Item 1A - Risk Factors.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business.  We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of March 31, 2018, we operated facilities in 40 states and Puerto Rico through 348 collection operations, 207 transfer stations, 195 active landfills, 91 recycling centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We also operated 66 landfill gas and renewable energy projects and had post-closure responsibility for 124 closed landfills.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) ("ASU 2014-09" or the "new revenue recognition standard") using the modified retrospective approach. The results presented below for the three months ended March 31, 2017 reflect our historical presentation prior to the adoption of the new revenue recognition standard.
Revenue for the three months ended March 31, 2018 increased by 1.4% to $2,427.5 million compared to $2,392.8 million for the same period in 2017. This change in revenue is due to increases in average yield of 2.2%, volume of 2.0%, fuel recovery fees of 0.5%, energy services of 0.4%, and acquisitions, net of divestitures of 1.8%, partially offset by the impact of the adoption of the new revenue recognition standard of (4.2)%.

The following table summarizes our revenue, costs and expenses for the three months ended March 31, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2018		2017
Revenue	$2,427.5	100.0%	$2,392.8	100.0%
Expenses:
Cost of operations	1,469.8	60.5	1,484.1	62.0
Depreciation, amortization and depletion of property and equipment	248.0	10.2	232.2	9.7
Amortization of other intangible assets and other assets	15.1	0.6	17.7	0.7
Accretion	20.4	0.8	20.0	0.8
Selling, general and administrative	261.2	10.8	253.5	10.6
Withdrawal costs - multiemployer pension funds	—	—	1.1	0.1
Gain on disposition of assets and asset impairments, net	(0.7)	—	(8.3)	(0.3)
Restructuring charges	9.5	0.4	4.4	0.2
Operating income	$404.2	16.7%	$388.1	16.2%
Our pre-tax income was $310.6 million for the three months ended March 31, 2018, compared to $296.2 million for the same period in 2017. Our net income attributable to Republic Services, Inc. was $237.7 million for the three months ended March 31, 2018, or $0.72 per diluted share, compared to $187.8 million, or $0.55 per diluted share, for the same period in 2017.
During the three months ended March 31, 2018 and 2017, we recorded a number of charges, other expenses and gains that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2018 and 2017.
The following table summarizes our adjustments to pre-tax income, net income – Republic, and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in millions of dollars except per share data):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$310.6	$237.7	$0.72	$296.2	$187.8	$0.55
Gain on disposition of assets and asset impairments, net (1)	(0.7)	(0.5)	—	(8.3)	(3.8)	(0.01)
Restructuring charges	9.5	7.0	0.02	4.4	2.6	0.01
Incremental contract startup costs - large municipal contract (1)	2.9	2.1	—	—	—	—
Withdrawal costs - multiemployer pension funds (2)	—	—	—	1.1	0.7	—
Total adjustments	11.7	8.6	0.02	(2.8)	(0.5)	—
As adjusted	$322.3	$246.3	$0.74	$293.4	$187.3	$0.55

(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended March 31, 2018.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended March 31, 2017.

We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2018). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they are incurred. Our definitions of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Gain on disposition of assets and asset impairments, net. During the three months ended March 31, 2018 and 2017, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $0.7 million and $8.3 million, respectively.
Restructuring charges. In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. During the three months ended March 31, 2017, we incurred restructuring charges of $4.4 million that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $5.5 million during the three months ended March 31, 2017 related to these restructuring efforts.
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During the three months ended March 31, 2018, we incurred restructuring charges of $9.5 million that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $8.4 million during the three months ended March 31, 2018 related to these restructuring efforts.
In 2018, we expect to incur additional restructuring charges of approximately $10 million to $15 million primarily related to employee severance costs, lease exit and contract termination costs and the relocation of certain employees. We expect annual savings of approximately $25 million to $30 million. Substantially all of these restructuring charges will be recorded in our corporate segment.
Incremental contract startup costs - large municipal contract. During the three months ended March 31, 2018, we incurred costs of $2.9 million related to the implementation of a large municipal contract. We expect such costs to continue through the remainder of the year. These costs did not meet the capitalized criteria prescribed by the new revenue recognition standard.
Withdrawal costs - multiemployer pension funds. During the three months ended March 31, 2017, we recorded charges to earnings of $1.1 million for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
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

The following table reflects our revenue by service line for the three months ended March 31, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2018		2017
Collection:
Residential	$548.5	22.6%	$564.3	23.6%
Small-container	748.6	30.9	733.6	30.7
Large-container	515.4	21.2	495.3	20.7
Other	10.5	0.4	9.7	0.4
Total collection (1)	1,823.0	75.1	1,802.9	75.4
Transfer	288.3		282.2
Less: intercompany	(168.6)		(171.6)
Transfer, net	119.7	4.9	110.6	4.6
Landfill	549.7		504.7
Less: intercompany	(243.2)		(232.4)
Landfill, net	306.5	12.6	272.3	11.4
Energy services	47.8	2.0	27.1	1.1
Other:
Sale of recycled commodities (2)	76.0	3.1	133.9	5.6
Other non-core	54.5	2.3	46.0	1.9
Total other	130.5	5.4	179.9	7.5
Total revenue	$2,427.5	100.0%	$2,392.8	100.0%

(1) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees were presented as a reduction to revenue for the three months ended March 31, 2018. Similar fees were presented as a cost of operations for the three months ended March 31, 2017.
(2) In accordance with our adoption of the new revenue recognition standard, costs paid to suppliers associated with recycled commodities were presented as a reduction to revenue for the three months ended March 31, 2018. Similar costs were presented as a cost of operations for the three months ended March 31, 2017.
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Average yield	2.2%	2.3%
Fuel recovery fees	0.5	0.4
Total price	2.7	2.7
Volume	2.0	1.0
Recycled commodities	(1.3)	2.1
Energy services	0.4	0.4
Total internal growth	3.8	6.2
Acquisitions / divestitures, net	1.8	0.2
Subtotal	5.6%	6.4%
Adoption of the new revenue recognition standard	(4.2)%	—%
Total	1.4%	6.4%

Core price	3.8%	4.1%

Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.3% for the three months ended March 31, 2018, and 2.5% for the same period in 2017. Core price as a percentage of related-business revenue was 4.1% for the three months ended March 31, 2018, and 4.3% for the same period in 2017.
During the three months ended March 31, 2018, we experienced the following changes in our revenue as compared to the same period in 2017:

•	Average yield increased revenue by 2.2% for the three months ended March 31, 2018, respectively, due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.5% during the three months ended March 31, 2018. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices results in an increase in our revenue. Higher fuel recovery fees for the three months ended March 31, 2018 resulted primarily from the increase in fuel prices when compared to fuel prices for the same period in 2017.

•
Volume increased revenue by 2.0% during the three months ended March 31, 2018, primarily due to volume growth in our large-container collection, landfill and transfer station lines of business, which were partially offset by volume declines in our small-container collection line of business primarily due to intentionally shedding work performed on behalf of brokers. The volume increase in our landfill line of business is primarily attributable to increased special waste and construction and demolition waste volumes.

•
Recycled commodities decreased revenue by 1.3% during the three months ended March 31, 2018, due to decreased commodity prices. The average price for old corrugated containers for the three months ended March 31, 2018 was $112 per ton, compared to $165 per ton, for the same period in 2017. The average price of old newsprint for the three months ended March 31, 2018 was $67 per ton, compared to $135 per ton, for the same period in 2017.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $20 million and $20 million, respectively.

•
Acquisitions, net of divestitures, increased revenue by 1.8% during the three months ended March 31, 2018, due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.

•	Energy services increased revenue by 0.4% during the three months ended March 31, 2018, due primarily to increased drilling activity compared to the same respective period in 2017.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontract costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal fees and taxes, consisting of landfill taxes, host community fees and royalties; landfill operating costs, which include financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which include casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers associated with recycled commodities; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.

The following table summarizes the major components of our cost of operations for the three months ended March 31, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2018		2017
Labor and related benefits	$529.1	21.8%	$496.7	20.8%
Transfer and disposal costs	188.3	7.8	187.3	7.8
Maintenance and repairs	240.2	9.9	226.7	9.5
Transportation and subcontract costs	149.3	6.2	134.0	5.6
Fuel	81.5	3.4	84.5	3.5
Disposal fees and taxes (1)	74.3	3.1	109.1	4.6
Landfill operating costs	50.5	2.0	53.1	2.2
Risk management	52.0	2.1	47.5	2.0
Cost of goods sold (2)	—	—	55.4	2.2
Other	104.6	4.2	89.8	3.8
Total cost of operations	$1,469.8	60.5%	$1,484.1	62.0%

(1) Disposal fees and taxes included municipal franchise fees of $37.7 million for the three months ended March 31, 2017. In accordance with our adoption of the new revenue recognition standard, these fees were presented as a reduction to revenue for the three months ended March 31, 2018.
(2) Cost of goods sold included costs paid to suppliers associated with recycled commodities for the three months ended March 31, 2017. In accordance with our adoption of the new revenue recognition standard, these costs were presented as a reduction to revenue for the three months ended March 31, 2018.
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations decreased for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of our adoption of the new revenue recognition standard. For the three months ended March 31, 2018, we recognized $85.3 million of municipal franchise fees and costs paid to suppliers associated with recycled commodities as a reduction to revenue. Historically, these costs were presented as a cost of operations.
In addition, the following items impacted our major components of our cost operations for the three months ended March 31, 2018 and 2017:

•	Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount and higher collection volumes.

•
Transfer and disposal costs increased in aggregate dollars primarily due to higher collection volumes. During the three months ended March 31, 2018 and 2017, approximately 68% and 67%, respectively, of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•	Maintenance and repairs expense increased due to higher collection volumes, cost of parts, and internal labor.

•	Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes and an increase in subcontracted work attributable to an increase in non-core revenues.

•
Our fuel costs decreased due to compressed natural gas ("CNG") tax credits that were enacted in 2018 and recognized during the three months ended March 31, 2018, which were partially offset by an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three months ended March 31, 2018 was $3.02, compared to $2.57 for the same respective period in 2017.

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

•	Landfill operating costs decreased due to decreased leachate disposal costs and landfill maintenance and operating material costs.

•	Risk management expenses increased primarily due to increased claims activity and severity in our recent program policy years for auto liability and workers compensation.

•	During the three months ended March 31, 2018, other costs of operations increased primarily due to higher occupancy and facility costs.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2018		2017
Depreciation and amortization of property and equipment	$163.2	6.7%	$157.8	6.6%
Landfill depletion and amortization	84.8	3.5	74.4	3.1
Depreciation, amortization and depletion expense	$248.0	10.2%	$232.2	9.7%

Depreciation and amortization of property and equipment for the three months ended March 31, 2018 increased due to higher acquisition costs of replacement vehicles, an increased number of vehicles to support volume growth, additional assets acquired with our acquisitions and an increased number of CNG vehicles, which are more expensive to purchase than diesel vehicles.
During the three months ended March 31, 2018, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $15.1 million, or 0.6% of revenue, for the three months ended March 31, 2018, compared to $17.7 million, or 0.7% of revenue, for the same period in 2017. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. In addition, we historically recognized certain upfront payments to acquire customer contracts as an asset in our consolidated balance sheet and amortized the asset as a component of depreciation, amortization and depletion over the respective contract life. In accordance with Topic 606, we amortized the asset as a reduction of revenue during the three months ended March 31, 2018. Exclusive of this change, the amortization has remained relatively unchanged as a result of assets acquired in the acquisitions of various waste businesses, offset by certain intangible assets that are now fully amortized.
Accretion Expense
Accretion expense was $20.4 million, or 0.8% of revenue, for the three months ended March 31, 2018, compared to $20.0 million, or 0.8% of revenue, for the same period in 2017. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2018		2017
Salaries	$176.5	7.3%	$176.7	7.4%
Provision for doubtful accounts	6.8	0.3	5.4	0.2
Other	77.9	3.2	71.4	3.0
Total selling, general and administrative expenses	$261.2	10.8%	$253.5	10.6%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.

The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2018 and 2017 are summarized below:

•
Salaries remained relatively unchanged and were $176.5 million, or 7.3% of revenue, for the three months ended March 31, 2018, compared to $176.7 million, or 7.4% of revenue, for the same period in 2017.

•	Other selling, general and administrative expenses increased for the three months ended March 31, 2018, primarily due to a favorable legal settlement during the three months ended March 31, 2017.
Withdrawal Costs - Multiemployer Pension Funds
During the three months ended March 31, 2017, we recorded charges to earnings of $1.1 million for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Gain on Disposition of Assets and Asset Impairments, Net
During the three months ended March 31, 2018 and 2017, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $0.7 million and $8.3 million, respectively.
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. These changes included reducing administrative staffing levels, relocating office space and closing certain office locations.  The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. During the three months ended March 31, 2017, we incurred restructuring charges of $4.4 million that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. We paid $5.5 million during the three months ended March 31, 2017 related to these restructuring efforts.
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During the three months ended March 31, 2018, we incurred restructuring charges of $9.5 million that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $8.4 million during the three months ended March 31, 2018 related to these restructuring efforts.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2018 and 2017 (in millions of dollars):

	Three Months Ended March 31,
	2018	2017
Interest expense on debt and capital lease obligations	$84.7	$79.4
Accretion of debt discounts	2.0	1.9
Accretion of remediation liabilities and other	8.9	9.0
Less: capitalized interest	(0.8)	(0.9)
Total interest expense	$94.8	$89.4

Total interest expense for the three months ended March 31, 2018 increased primarily due to the issuance of $650.0 million of 3.375% senior notes in November 2017 that were used to repay amounts borrowed under our unsecured revolving credit facilities. Cash paid for interest was $83.9 million and $83.5 million for the three months ended March 31, 2018 and 2017, respectively.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2018 and 2017 was 23.4% and 36.6%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three months ended March 31, 2018 was favorably affected by the Tax Cuts and Jobs Act (the "Tax Act") as compared to the same period in 2017.
Cash paid for income taxes was $0.4 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three months ended March 31, 2018 and 2017 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Asset Impairments, Net	Operating Income (Loss)	Operating Margin
Three Months Ended March 31, 2018
Group 1	$1,063.6	$113.1	$0.4	$113.5	$—	$221.1	20.8%
Group 2	1,324.2	141.1	(0.5)	140.6	—	266.4	20.1
Corporate entities	39.7	29.4	—	29.4	0.7	(83.3)	—
Total	$2,427.5	$283.6	$(0.1)	$283.5	$0.7	$404.2	16.7%
Three Months Ended March 31, 2017
Group 1	$1,062.3	$102.3	$—	$102.3	$—	$213.8	20.1%
Group 2	1,278.5	137.0	—	137.0	—	272.9	21.3
Corporate entities	52.0	30.0	0.6	30.6	8.3	(98.6)	—
Total	$2,392.8	$269.3	$0.6	$269.9	$8.3	$388.1	16.2%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2018 with the same period in 2017 are discussed below:
Group 1
Revenue for the three months ended March 31, 2018 increased 0.1% due primarily to increases in average yield and volume in all lines of business.

Operating income in Group 1 increased from $213.8 million for the three months ended March 31, 2017, or a 20.1% operating income margin, to $221.1 million for the three months ended March 31, 2018, or a 20.8% operating income margin. The following cost categories impacted operating income:

•
Cost of operations favorably impacted operating income margin during the three months ended March 31, 2018, primarily due to lower landfill operating costs, risk management expenses and transfer and disposal costs.

•
Depreciation and amortization of property and equipment unfavorably impacted operating income margin for the three months ended March 31, 2018, primarily as a result of increased landfill disposal volumes and an overall increase in our average depletion rate.

•
Selling, general and administrative expenses had a unfavorable impact on operating income margin primarily as a result of a favorable legal settlement during the three months ended March 31, 2017 that did not recur during the three months ended March 31, 2018.

Group 2
Revenue for the three months ended March 31, 2018 increased 3.6% due primarily to increases in average yield in all lines of business and volume increases in our large-container collection and transfer lines of business. These increases were partially offset by volume declines in our residential and small-container collection lines of business. Additionally, energy services increased revenue during the three months ended March 31, 2018, due primarily to increased drilling activity in the Permian Basin compared to the same period in 2017.
Operating income in Group 2 decreased from $272.9 million for the three months ended March 31, 2017, or a 21.3% operating income margin, to $266.4 million for the three months ended March 31, 2018, or a 20.1% operating income margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin for the three months ended March 31, 2018, primarily due to unfavorable labor and related benefits, maintenance and repairs and fuel costs, which were partially offset by lower landfill operating costs and risk management expenses.

•
Selling, general and administrative costs unfavorably impacted operating income margin for the three months ended March 31, 2018 primarily due to higher wages and payroll related items resulting from merit increases.

Corporate Entities
Operating loss in our Corporate Entities decreased from $98.6 million for the three months ended March 31, 2017 to $83.3 million for the three months ended March 31, 2018. The operating loss for the three months ended March 31, 2018 was favorably impacted by a decrease in fuel costs resulting from CNG tax credits that were enacted in 2018 and recognized during the period.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the three months ended March 31, 2018:

	Balance as of December 31, 2017	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2018
Cubic yards (in millions):
Permitted airspace	4,735.7	—	—	28.6	(19.6)	(4.8)	4,739.9
Probable expansion airspace	350.3	—	—	(23.1)	—	—	327.2
Total cubic yards (in millions)	5,086.0	—	—	5.5	(19.6)	(4.8)	5,067.1
Number of sites:
Permitted airspace	195	—	—	—			195
Probable expansion airspace	11	—	—	(2)			9

As of March 31, 2018, we owned or operated 195 active landfills with total available disposal capacity estimated to be 5,067.1 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of March 31, 2018, total available disposal capacity is estimated to be 4,739.9 million in-place cubic yards of permitted airspace plus 327.2 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 63 years.
As of March 31, 2018, 9 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 54 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2018, accrued final capping, closure and post-closure costs were $1,281.5 million, of which $76.8 million were classified as current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Remediation and Other Charges for Landfill Matters
Bridgeton Landfill.  During the three months ended March 31, 2018, we paid $4.0 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of March 31, 2018, the remediation liability recorded for this site was $173.2 million, of which approximately $16 million is expected to be paid during the remainder of 2018. We believe the remaining reasonably possible high end of our range would be approximately $177 million higher than the amount recorded as of March 31, 2018.
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
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site ("West Lake") in Missouri. On February 6, 2018, the U.S. Environmental Protection Agency ("EPA") issued a Proposed Record of Decision Amendment for West Lake that includes a total cost estimate of $236 million over a five-year remediation timeline. A 75 day public comment period followed the announcement. At this time we are neither able to predict the final remedy that EPA may eventually select in its Record of Decision ("ROD") following the comment period, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for the ROD that was issued in 2008. However, issuance of the final ROD and subsequent events related to remedy divisibility or allocation may require us to modify our expected remediation liability.
Investment in Landfills
The following table reflects changes in our investment in landfills for the three months ended March 31, 2018 (in millions of dollars):

	Balance as of December 31, 2017	Capital Additions (Amortization)	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of March 31, 2018
Non-depletable landfill land	$166.9	$—	$—	$—	$—	$—	$166.9
Landfill development costs	6,757.3	—	—	10.4	79.5	0.3	6,847.5
Construction-in-progress - landfill	233.2	50.0	—	—	(76.8)	—	206.4
Accumulated depletion and amortization	(3,317.3)	(84.9)	—	—	—	0.1	(3,402.1)
Net investment in landfill land and development costs	$3,840.1	$(34.9)	$—	$10.4	$2.7	$0.4	$3,818.7

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the three months ended March 31, 2018 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance Reserves
Balance as of December 31, 2017	$38.9	$1,257.7	$564.0	$420.2
Non-cash additions for asset retirement obligations	—	10.3	—	—
Acquisitions, net of divestitures and other adjustments	0.1	0.1	—	—
Asset retirement obligation adjustments	—	0.3	—	—
Accretion expense	—	20.4	5.1	0.2
Premium written for third-party risk assumed	—	—	—	8.8
Reclass to ceded insurance reserves	—	—	—	(4.2)
Net additions charged to expense	6.8	—	1.4	105.9
Payments or usage	(13.1)	(7.3)	(11.2)	(107.0)
Balance as of March 31, 2018	32.7	1,281.5	559.3	423.9
Less: current portion	(32.7)	(76.8)	(63.6)	(149.8)
Long-term portion	$—	$1,204.7	$495.7	$274.1
As of March 31, 2018, accounts receivable were $1,052.2 million, net of allowance for doubtful accounts and other of $32.7 million. As of December 31, 2017, accounts receivable were $1,105.9 million, net of allowance for doubtful accounts and other of $38.9 million.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2018 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2017	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2018
Land	$433.2	$—	$(0.1)	$0.9	$—	$—	$—	$434.0
Non-depletable landfill land	166.9	—	—	—	—	—	—	166.9
Landfill development costs	6,757.3	—	—	—	10.4	0.3	79.5	6,847.5
Vehicles and equipment	6,954.3	175.6	(47.5)	2.2	—	—	9.4	7,094.0
Buildings and improvements	1,221.5	0.7	(2.5)	2.3	—	—	5.8	1,227.8
Construction-in- progress - landfill	233.2	50.0	—	—	—	—	(76.8)	206.4
Construction-in- progress - other	55.7	14.9	—	0.4	—	—	(19.2)	51.8
Total	$15,822.1	$241.2	$(50.1)	$5.8	$10.4	$0.3	$(1.3)	$16,028.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2017	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2018
Landfill development costs	$(3,317.3)	$(84.9)	$—	$—	$0.1	$—	$(3,402.1)
Vehicles and equipment	(4,259.7)	(148.3)	45.9	0.6	—	—	(4,361.5)
Buildings and improvements	(467.7)	(15.3)	1.3	—	—	—	(481.7)
Total	$(8,044.7)	$(248.5)	$47.2	$0.6	$0.1	$—	$(8,245.3)
Liquidity and Capital Resources
The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2018 and 2017 (in millions of dollars):

	Three Months Ended March 31,
	2018	2017

Cash provided by operating activities	$581.4	$444.4
Cash used in investing activities	(276.7)	(291.3)
Cash used in financing activities	(349.6)	(187.0)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2018 and 2017 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $4.7 million during the three months ended March 31, 2018, compared to a decrease of $48.6 million during the same period in 2017, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, decreased $47.5 million during the three months ended March 31, 2018 due to the timing of billings net of collections, compared to a $26.1 million increase in the same period in 2017.

•	Our accounts payable decreased $3.2 million during the three months ended March 31, 2018, compared to a $18.2 million decrease in the same period in 2017, due to the timing of payments.

•
Cash paid for capping, closure and post-closure obligations was $2.4 million lower during the three months ended March 31, 2018 compared to the same period in 2017. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to payments in 2017 related to capping events at one of our closed landfills.

•	Cash paid for remediation obligations was $0.1 million lower during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the timing of obligations.

•
Our other liabilities decreased $26.5 million during the three months ended March 31, 2018, compared to a $10.9 million decrease in the same period in 2017 primarily due to a decrease in taxes payable.

In addition, cash paid for income taxes (net of refunds) was $0.4 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. Cash paid for interest was $83.9 million and $83.5 million for the three months ended March 31, 2018 and 2017, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2018 and 2017 are summarized below:

•
Capital expenditures during the three months ended March 31, 2018 were $263.3 million, compared with $223.9 million for the same period in 2017. Property and equipment received during the three months ended March 31, 2018 and 2017 was $240.7 million and $208.8 million, respectively.

•
During the three months ended March 31, 2018 and 2017, we paid $17.1 million and $54.7 million, respectively, for business acquisitions. During the three months ended March 31, 2018 and 2017, we received $1.1 million and paid $14.5 million, respectively, net of proceeds, related to business divestitures.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash and borrowings on our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2018 and 2017 are summarized below:

•	Net proceeds from notes payable and long-term debt were $20.5 million during the three months ended March 31, 2018, compared to net proceeds of $9.1 million in the same period in 2017.

•
During the three months ended March 31, 2018, we repurchased 3.8 million shares of our stock for $254.5 million compared to repurchases of 1.7 million shares for $98.9 million during the same period in 2017.

•	Dividends paid were $114.4 million and $108.6 million during the three months ended March 31, 2018 and 2017, respectively.
Financial Condition
Cash and Cash Equivalents
As of March 31, 2018, we had $62.6 million of cash and cash equivalents and $116.3 million of restricted cash deposits and restricted marketable securities, including $28.8 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $62.6 million of restricted cash and marketable securities related to our insurance obligations.
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
The Credit Facilities require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends and repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2018, our EBITDA to interest ratio was 7.66 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.94 compared to the 3.50 maximum allowed by the covenants. As of March 31, 2018, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout the remainder of 2018.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.

Availability under our Credit Facilities totaled $1,725.5 million and $1,639.1 million as of March 31, 2018 and December 31, 2017, respectively, and can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of March 31, 2018, we had $100.0 million of borrowings under our Credit Facilities and $130.0 million of borrowings as of December 31, 2017.  We had $406.3 million and $462.7 million of letters of credit outstanding under our Credit Facilities as of March 31, 2018 and December 31, 2017, respectively.
During 2016, we increased the size of our existing unsecured credit facility (the "Uncommitted Credit Facility") to $135.0 million, with all other terms of the agreement remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2018 we had $53.9 million of borrowings and no borrowings as of December 31, 2017, under our Uncommitted Credit Facility.
Senior Notes and Debentures
During 2017, we issued $650.0 million of 3.375% senior notes due 2027 (the "3.375% Notes"). We used the net proceeds from the 3.375% Notes to repay amounts borrowed under our unsecured revolving credit facilities.
Tax-Exempt Financings
As of March 31, 2018 and December 31, 2017, we had $1,036.3 million and $1,036.0 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 98% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of March 31, 2018, our credit ratings were BBB+, Baa3 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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

Contingencies
For a description of our commitments and contingencies, see Note 6, Landfill and Environmental Costs, Note 8, Income Taxes, and Note 15, Commitments and Contingencies, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Our fuel costs were $81.5 million during the three months ended March 31, 2018, or 3.4% of revenue, compared to $84.5 million during the comparable period in 2017, or 3.5% of revenue.
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
Revenue from sales of these products during the three months ended March 31, 2018 and 2017 was $76.0 million and $133.9 million, respectively.
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
As of March 31, 2018, we had $1,171.3 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We acquired ReCommunity in October 2017 (refer to Note 3, Business Acquisitions, Investments and Restructuring Charges, to
our audited consolidated financial statements in Item 8 of Part 2 of our Annual Report on Form 10-K for the year ended December 31, 2017). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, we excluded ReCommunity from our evaluation of internal control over financial reporting as of March 31, 2018 and December 31, 2017. We will continue the process of implementing internal controls over financial reporting for ReCommunity. As of March 31, 2018, assets excluded from management's assessment totaled $67.4 million and contributed less than 2% of revenue to our audited consolidated financial statements for the three months ended March 31, 2018.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $47 million relating to our outstanding legal proceedings as of March 31, 2018. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $49 million higher than the amount recorded as of March 31, 2018.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources ("MDNR") issued a notice of violation ("NOV") to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event ("SSE") was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution.  On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill.  The action alleges, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages.  The suit seeks a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $37 million, and other relief.  On May 13, 2013, the court entered a stipulated preliminary injunction under which Bridgeton Landfill, LLC agreed, among other things, to continue remedial work plans previously approved by MDNR and to continue reporting to MDNR.  On June 19, 2014, the court entered an agreed amendment to the injunction providing for increased frequency in some carbon monoxide monitoring, three new rounds of air sampling, implementation of an Odor Management Plan, and cost reimbursement to MDNR.  The parties have now reached an agreement in principle to resolve this matter and are attempting to reach a final settlement agreement and consent judgment on all issues. The court has released the parties from the previously scheduled trial date of March 5, 2018. On April 28, 2016, Bridgeton Landfill, LLC and the EPA entered into an Administrative Settlement Agreement and Order on Consent addressing certain remedial actions in the north quarry of the Bridgeton Landfill, including a heat extraction barrier, an expanded landfill cover, and additional temperature monitoring probes.

Arbor Hills Landfill Matter
BFI Waste Systems of North America, LLC ("BFIWS") formerly owned a landfill gas collection and control system ("GCCS") at the Arbor Hills Landfill in Salem Township, Michigan. The Michigan Department of Environmental Quality ("MDEQ") issued NOVs to BFIWS on February 2, March 15, April 29, and December 14, 2016 and the EPA issued a Finding of Violation ("FOV") to BFIWS on September 29, 2016. The NOVs and FOV, which were issued prior to the transfer of ownership of the GCCS, relate to alleged off site odors and operation conditions at the landfill. On March 20, 2018, BFIWS received a Notice of Intent to File Civil Administrative Complaint from the EPA that proposes a penalty of $0.9 million. BFIWS intends to negotiate the amount of the penalty. BFIWS has not yet received a proposed civil penalty or demand from MDEQ.
Pine Avenue Landfill Matter
On December 20, 2016, the EPA issued an FOV to Allied Waste Niagara Falls Landfill, LLC ("Allied-Niagara").  The FOV alleges violations of the Clean Air Act and associated regulations relating to operation of Allied-Niagara’s Pine Avenue Landfill in Niagara Falls, New York.  On October 16, 2017, Allied-Niagara received a civil penalty demand from the EPA. The demand proposes a penalty of $0.6 million or $2.5 million, depending on the results of requested sampling analysis at the site. Allied-Niagara intends to perform the sampling analysis and is negotiating the amount of the penalty.
Rainbow Transfer/Recycling, Inc. Matter
Between 2013-2015, the South Coast Air Quality Management District (“SCAQMD”) issued NOVs to Rainbow Transfer/Recycling, Inc. (“Rainbow”) for alleged odors from operations at Rainbow’s Huntington Beach, California facility.  To resolve the NOVs, Rainbow and SCAQMD entered into a Stipulated Abatement Order (“SAO”) and a Settlement Agreement (“SA”).  The SAO and SA required Rainbow to construct a Secondary Recycling Building (“SRB”) to enclose construction and demolition debris recycling operations by December 1, 2017.  Due to permitting delays and weather, the SRB was not completed by this date.  The SA allowed SCAQMD to impose a $250,000 civil penalty on Rainbow if it missed the deadline.  On February 13, 2018, Rainbow served on SCAQMD a Petition for Writ of Mandate and Complaint for Declaratory Relief (“Writ Petition”) disputing that the penalty is owed based on the SA’s force majeure provision.   The Writ Petition is pending in Superior Court for the State of California, County of Los Angeles. The parties are negotiating the penalty.

ITEM 1A.	RISK FACTORS.
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes during the three months ended March 31, 2018 from or updates to the risk factors discussed in Part I, Item 1A, "Risk Factors", of our 2017 Annual Report on Form 10-K, except as follows:

Fluctuations in prices for recycled commodities that we sell to customers may adversely affect our consolidated financial condition, results of operations and cash flows.

We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper and plastics. These limitations may decrease the demand for recyclable materials and result in lower prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. Approximately 75% of our recycling center volume relates to OCC, ONP and other mixed paper.
Historically, to manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2017, we entered into multiple agreements related to forecasted OCC sales all of which expire in 2018. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $20 million and $20 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could result in a material effect to our revenue. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we cannot provide assurance that we will enter into these agreements in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 1 - 31	723,654	$67.43	723,654	$1,792,180,168
February 1- 28	1,177,400	64.57	1,177,400	1,716,152,250
March 1 - 31	1,915,000	67.72	1,915,000	1,586,468,573
	3,816,054		3,816,054

(a)
In October 2017, our board of directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Before this, $98.4 million remained under the prior authorization. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2018, 0.2 million repurchased shares were pending settlement and an associated $14.9 million was unpaid and included within other accrued liabilities.

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

REPUBLIC SERVICES, INC.

Date:	May 2, 2018	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 2, 2018	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)