Form 10-Q
period 2018-06-30
REPUBLIC SERVICES, INC.
filed 2018-07-27
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 19, 2018, the registrant had outstanding 325,358,189 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 26,109,527).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61.3	$83.3
Accounts receivable, less allowance for doubtful accounts and other of $30.6 and $38.9, respectively	1,112.2	1,105.9
Prepaid expenses and other current assets	195.9	247.6
Total current assets	1,369.4	1,436.8
Restricted cash and marketable securities	116.2	141.1
Property and equipment, net	7,863.5	7,777.4
Goodwill	11,345.3	11,315.4
Other intangible assets, net	115.4	141.1
Other assets	393.9	335.2
Total assets	$21,203.7	$21,147.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629.8	$598.1
Notes payable and current maturities of long-term debt	41.9	706.7
Deferred revenue	340.6	312.1
Accrued landfill and environmental costs, current portion	150.5	135.2
Accrued interest	74.9	74.5
Other accrued liabilities	751.8	808.2
Total current liabilities	1,989.5	2,634.8
Long-term debt, net of current maturities	8,215.8	7,480.7
Accrued landfill and environmental costs, net of current portion	1,687.2	1,686.5
Deferred income taxes and other long-term tax liabilities, net	868.4	796.4
Insurance reserves, net of current portion	272.0	275.4
Other long-term liabilities	322.0	312.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 351.4 and 350.1 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,888.4	4,839.6
Retained earnings	4,430.9	4,152.5
Treasury stock, at cost; 25.8 and 18.4 shares, respectively	(1,529.5)	(1,059.4)
Accumulated other comprehensive income, net of tax	52.8	22.6
Total Republic Services, Inc. stockholders’ equity	7,846.1	7,958.8
Noncontrolling interests in consolidated subsidiary	2.7	2.3
Total stockholders’ equity	7,848.8	7,961.1
Total liabilities and stockholders’ equity	$21,203.7	$21,147.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$2,517.8	$2,526.7	$4,945.2	$4,919.5
Expenses:
Cost of operations	1,577.2	1,557.4	3,047.0	3,041.5
Depreciation, amortization and depletion	255.5	258.3	518.6	508.2
Accretion	20.2	19.9	40.6	39.9
Selling, general and administrative	252.9	262.9	514.0	516.4
Withdrawal costs - multiemployer pension funds	—	—	—	1.1
Gain on disposition of assets and asset impairments, net	—	(1.4)	(0.7)	(9.8)
Restructuring charges	3.8	4.1	13.3	8.5
Operating income	408.2	425.5	812.4	813.7
Interest expense	(96.5)	(89.5)	(191.3)	(179.0)
Loss from unconsolidated equity method investment	(0.1)	(3.1)	(0.1)	(6.0)
Loss on extinguishment of debt	(0.3)	—	(0.3)	—
Interest income	0.2	0.3	0.4	0.7
Other income, net	1.1	0.2	2.2	0.3
Income before income taxes	312.6	333.4	623.3	629.7
Provision for income taxes	76.9	130.0	149.7	238.5
Net income	235.7	203.4	473.6	391.2
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.8)	(0.5)	(1.0)	(0.5)
Net income attributable to Republic Services, Inc.	$234.9	$202.9	$472.6	$390.7
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.72	$0.60	$1.44	$1.15
Weighted average common shares outstanding	327.4	338.1	329.0	339.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.71	$0.60	$1.43	$1.15
Weighted average common and common equivalent shares outstanding	328.8	340.0	330.5	340.9
Cash dividends per common share	$0.345	$0.320	$0.690	$0.640
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$235.7	$203.4	$473.6	$391.2
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	23.8	(1.3)	24.4	(2.3)
Realized losses (gains) reclassified into earnings	(0.8)	1.7	(1.0)	3.1
Unrealized (losses) gains	(11.9)	(2.8)	6.8	(3.9)
Other comprehensive income (loss), net of tax	11.1	(2.4)	30.2	(3.1)
Comprehensive income	246.8	201.0	503.8	388.1
Comprehensive income attributable to noncontrolling interests	(0.8)	(0.5)	(1.0)	(0.5)
Comprehensive income attributable to Republic Services, Inc.	$246.0	$200.5	$502.8	$387.6
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Noncontrolling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2017	350.1	$3.5	$4,839.6	$4,152.5	(18.4)	$(1,059.4)	$22.6	$2.3	$7,961.1
Adoption of accounting standard, net of tax	—	—	—	33.4	—	—	—	—	33.4
Net income	—	—	—	472.6	—	—	—	1.0	473.6
Other comprehensive income	—	—	—	—	—	—	30.2	—	30.2
Cash dividends declared	—	—	—	(225.7)	—	—	—	—	(225.7)
Issuances of common stock	1.3	—	27.7	—	(0.3)	(19.5)	—	—	8.2
Stock-based compensation	—	—	21.1	(1.9)	—	—	—	—	19.2
Purchase of common stock for treasury	—	—	—	—	(7.1)	(450.6)	—	—	(450.6)
Distributions paid	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance as of June 30, 2018	351.4	$3.5	$4,888.4	$4,430.9	(25.8)	$(1,529.5)	$52.8	$2.7	$7,848.8
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities:
Net income	$473.6	$391.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	559.2	548.1
Non-cash interest expense	21.4	21.9
Restructuring related charges	13.3	8.5
Stock-based compensation	19.9	17.7
Deferred tax provision	52.4	21.2
Provision for doubtful accounts, net of adjustments	13.6	14.8
Loss on extinguishment of debt	0.3	—
Loss (gain) on disposition of assets and asset impairments, net	0.6	(8.5)
Withdrawal costs - multiemployer pension funds	—	1.1
Environmental adjustments	2.5	—
Loss from unconsolidated equity method investment	0.1	6.0
Other non-cash items	0.5	(0.5)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(17.7)	(91.6)
Prepaid expenses and other assets	48.0	27.0
Accounts payable	30.7	8.6
Restructuring expenditures	(12.6)	(10.9)
Capping, closure and post-closure expenditures	(22.1)	(28.3)
Remediation expenditures	(21.2)	(23.8)
Other liabilities	(2.6)	(23.3)
Proceeds from retirement of certain hedging relationships	31.1	—
Cash provided by operating activities	1,191.0	879.2
Cash used in investing activities:
Purchases of property and equipment	(542.1)	(497.5)
Proceeds from sales of property and equipment	4.3	3.1
Cash used in business acquisitions and investments, net of cash acquired	(69.3)	(81.7)
Cash received from (used in) business divestitures	1.1	(14.3)
Purchases of restricted marketable securities	(32.1)	(6.7)
Sales of restricted marketable securities	31.9	6.5
Other	0.2	0.1
Cash used in investing activities	(606.0)	(590.5)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	2,418.7	2,262.3
Proceeds from issuance of senior notes, net of discount and fees	781.9	—
Payments of notes payable and long-term debt and senior notes	(3,133.8)	(2,147.1)
Issuances of common stock, net	8.2	19.8
Purchases of common stock for treasury	(474.0)	(230.7)
Cash dividends paid	(227.7)	(217.0)
Distributions paid to noncontrolling interests in consolidated subsidiary	(0.6)	(0.7)
Other	(4.1)	(4.1)
Cash used in financing activities	(631.4)	(317.5)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(46.4)	(28.8)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	179.1	113.0
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$132.7	$84.2
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
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension funds, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our actual results may differ significantly from our estimates.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) ("ASU 2014-09" or the "new revenue recognition standard") using the modified retrospective approach. We recognized the cumulative effect of adopting the new revenue recognition standard as an adjustment to the beginning balance of Retained Earnings as of the date of adoption. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. The timing and pattern of revenue recognition has not significantly changed under the new revenue recognition standard, nor has there been a material change to our operating or net income.
Under ASU 2014-09, we record revenue when control is transferred to the customer, generally at the time we provide a service. While the timing and pattern of revenue recognition remains unchanged, we identified certain consideration payable to our customers that is now recorded as a reduction of revenue in accordance with the new revenue recognition standard. These costs were historically recorded as a component of cost of operations and include:

•	payments issued to our municipal customers in accordance with our residential collection contracts,

•	payments issued to our municipal customers in accordance with certain landfill operating agreements, and

•	commodity rebates in our collection and recycling lines of business.
Historically, we also recognized certain upfront payments to acquire customer contracts as other assets in our consolidated balance sheet and amortized the asset as a component of depreciation, amortization and depletion over the respective contract life. In accordance with the new revenue recognition standard, we now amortize the asset as a reduction of revenue. The timing and pattern of recognizing these payments to our customers have not significantly changed under the new revenue recognition standard.
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
The cumulative effect of the changes made to our consolidated balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments due to our adoption of ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Other assets	$335.2	$43.8	$379.0

Liabilities
Deferred income taxes and other long-term tax liabilities, net	$796.4	$10.4	$806.8

Equity
Retained earnings	$4,152.5	$33.4	$4,185.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The impact of our adoption of the new revenue recognition standard on our consolidated income statement for the three and six months ended June 30, 2018 was as follows:

	For the three months ended June 30, 2018			For the six months ended June 30, 2018
	As Reported	Effect of Change	As Computed Excluding the Adoption of ASU 2014-09	As Reported	Effect of Change	As Computed Excluding the Adoption of ASU 2014-09
Income Statement
Revenue	$2,517.8	$82.9	$2,600.7	$4,945.2	$169.6	$5,114.8
Expenses:
Cost of operations	$1,577.2	$81.5	$1,658.7	$3,047.0	$166.8	$3,213.8
Depreciation, amortization and depletion	$255.5	$1.4	$256.9	$518.6	$2.8	$521.4
Selling, general and administrative	$252.9	$(0.1)	$252.8	$514.0	$0.4	$514.4
Operating income	$408.2	$0.1	$408.3	$812.4	$(0.4)	$812.0
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
Effective January 1, 2018 we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash ("ASU 2016-18") using a retrospective approach to each period presented. As a result of our adoption of the standard, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, we reclassified the $3.0 million change in restricted cash and restricted cash equivalents from cash used in investing activities for the six months ended June 30, 2017.
Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$61.3	$83.3	$36.0	$67.8
Restricted cash and marketable securities	116.2	141.1	93.3	90.5
Less: restricted marketable securities	(44.8)	(45.3)	(45.1)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$132.7	$179.1	$84.2	$113.0
Business Combinations
Effective January 1, 2018 we adopted ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of Business ("ASU 2017-01"), which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance prescribed by ASU 2017-01 will be applied prospectively to relevant transactions on or after the adoption date and did not have a material impact on the acquisitions accounted for as a business combination during the six months ended June 30, 2018.
Retirement Benefits
Effective January 1, 2018 we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07") using a retrospective approach to

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

each period presented. The standard requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.
As our pension plan is frozen, we do not have service costs that qualify for the treatment prescribed by ASU 2017-07. Subsequent to the adoption of ASU 2017-07, net benefit costs (income) are reported in other income. Our adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2018 and 2017.
Stock Compensation
Effective January 1, 2018, we adopted ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2018.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Income Taxes
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) which provides guidance on accounting for the tax effects of the Tax Act. See Note 8, Income Taxes for discussion on our adoption plans.
Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently assessing the effect this guidance may have on our consolidated financial statements.
2. BUSINESS ACQUISITIONS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the six months ended June 30, 2018 and 2017.  The purchase price for these acquisitions and the allocations of the purchase price follow:

	2018	2017
Purchase price:
Cash used in acquisitions, net of cash acquired	$63.6	$81.7
Holdbacks	8.4	3.8
Fair value of operations surrendered	—	2.1
Total	72.0	87.6
Allocated as follows:
Accounts receivable	1.5	1.7
Landfill airspace	22.2	—
Property and equipment	12.1	30.7
Other assets	0.1	—
Inventory	0.2	0.4
Accounts payable	(0.3)	—
Environmental remediation liabilities	—	(0.1)
Closure and post-closure liabilities	(1.7)	—
Other liabilities	(3.9)	(1.8)
Fair value of tangible assets acquired and liabilities assumed	30.2	30.9
Excess purchase price to be allocated	$41.8	$56.7
Excess purchase price allocated as follows:
Other intangible assets	$10.5	$8.6
Goodwill	31.3	48.1
Total allocated	$41.8	$56.7

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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. During the three and six months ended June 30, 2017, we incurred restructuring charges of $4.1 million and $8.5 million, respectively, that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives.
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During the three and six months ended June 30, 2018, we incurred restructuring charges of $3.8 million and $13.3 million, respectively, that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $4.2 million and $12.6 million during the three and six months ended June 30, 2018, respectively, related to these restructuring efforts.
We expect to incur additional charges of between approximately $5 million to $10 million during the remainder of 2018, primarily related to employee severance costs, lease exit and contract termination costs and the relocation of certain employees. Substantially all of these restructuring charges will be recorded in our corporate segment.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2017	Acquisitions	Divestitures	Adjustments and Other	Balance as of June 30, 2018
Group 1	$6,084.0	$18.6	$(0.3)	$(1.1)	$6,101.2
Group 2	5,231.4	12.7	—	—	5,244.1
Total	$11,315.4	$31.3	$(0.3)	$(1.1)	$11,345.3
Goodwill by reporting segment as of December 31, 2017 reflects the transfer of certain areas between our two field groups.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 19 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of June 30, 2018
	Balance as of December 31, 2017	Acquisitions	Adjustments and Other (1)	Balance as of June 30, 2018	Balance as of December 31, 2017	Additions Charged to Expense	Adjustments and Other (1)	Balance as of June 30, 2018
Customer relationships, franchise and other municipal agreements	$666.0	$9.8	$(0.1)	$675.7	$(554.7)	$(28.2)	$—	$(582.9)	$92.8
Non-compete agreements	35.6	0.7	—	36.3	(28.5)	(1.6)	—	(30.1)	6.2
Other intangible assets	73.8	—	(9.5)	64.3	(51.1)	(0.6)	3.8	(47.9)	16.4
Total	$775.4	$10.5	$(9.6)	$776.3	$(634.3)	$(30.4)	$3.8	$(660.9)	$115.4

(1) In accordance with our adoption of ASU 2014-09, we transferred a $5.7 million net deferred contract asset to Other Assets during the six months ended June 30, 2018.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 follows:

	2018	2017
Prepaid expenses	$72.7	$78.6
Inventories	52.8	51.2
Other non-trade receivables	29.2	28.6
Reinsurance receivable	26.8	23.1
Income tax receivable	8.1	59.7
Commodity and fuel hedge assets	3.4	3.0
Other current assets	2.9	3.4
Total	$195.9	$247.6
Other Assets
A summary of other assets as of June 30, 2018 and December 31, 2017 follows:

	2018	2017
Deferred compensation plan	$101.2	$99.9
Deferred contract costs and sales commissions	91.5	43.6
Reinsurance receivable	70.2	65.9
Investments	31.4	26.0
Amounts recoverable for capping, closure and post-closure obligations	30.0	29.9
Interest rate swaps	23.9	27.1
Deferred financing costs	4.8	3.0
Other	40.9	39.8
Total	$393.9	$335.2
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2018 and December 31, 2017 follows:

	2018	2017
Accrued payroll and benefits	$158.4	$212.2
Insurance reserves, current portion	156.2	144.8
Accrued fees and taxes	127.0	129.7
Accrued dividends	112.3	114.4
Accrued professional fees and legal settlement reserves	48.7	45.1
Ceded insurance reserves, current portion	26.8	23.1
Current tax liabilities	25.5	11.7
Commodity and fuel hedge liabilities	—	0.3
Other	96.9	126.9
Total	$751.8	$808.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2018 and December 31, 2017 follows:

	2018	2017
Deferred compensation plan	$103.3	$97.9
Contingent consideration and acquisition holdbacks	70.7	71.3
Ceded insurance reserves	70.2	65.9
Withdrawal liability - multiemployer pension funds	12.3	12.6
Pension and other post-retirement liabilities	7.3	7.0
Interest rate swaps	1.5	—
Other	56.7	57.4
Total	$322.0	$312.1
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of June 30, 2018 and December 31, 2017 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $428.2 million and $420.2 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2018, we owned or operated 194 active landfills with total available disposal capacity of approximately 5.1 billion in-place cubic yards. We also have post-closure responsibility for 126 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2018 and December 31, 2017 follows:

	2018	2017
Landfill final capping, closure and post-closure liabilities	$1,282.3	$1,257.7
Environmental remediation liabilities	555.4	564.0
Total accrued landfill and environmental costs	1,837.7	1,821.7
Less: current portion	(150.5)	(135.2)
Long-term portion	$1,687.2	$1,686.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which include liabilities for landfill final capping, closure and post-closure, for the six months ended June 30, 2018 and 2017:

	2018	2017
Asset retirement obligation liabilities, beginning of year	$1,257.7	$1,224.6
Non-cash additions	21.8	22.3
Acquisitions, net of divestitures and other adjustments	1.9	(25.1)
Asset retirement obligation adjustments	(17.6)	0.1
Payments	(22.1)	(28.3)
Accretion expense	40.6	39.9
Asset retirement obligation liabilities, end of period	1,282.3	1,233.5
Less: current portion	(81.0)	(71.7)
Long-term portion	$1,201.3	$1,161.8
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
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $29.0 million and $28.6 million as of June 30, 2018 and December 31, 2017, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2018 would be approximately $466 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2018 and 2017:

	2018	2017
Environmental remediation liabilities, beginning of year	$564.0	$602.9
Net additions charged to expense	2.5	—
Payments	(21.2)	(23.8)
Accretion expense (non-cash interest expense)	10.1	10.6
Acquisitions, net of divestitures and other adjustments	—	(6.1)
Environmental remediation liabilities, end of period	555.4	583.6
Less: current portion	(69.5)	(74.3)
Long-term portion	$485.9	$509.3
Bridgeton Landfill.  During the six months ended June 30, 2018, we paid $7.7 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of June 30, 2018, the remediation liability recorded for this site was $169.6 million, of which approximately $13 million is expected to be paid during the remainder of 2018. We believe the remaining reasonably possible high end of our range would be approximately $177 million higher than the amount recorded as of June 30, 2018.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, capital leases and long-term debt as of June 30, 2018 and December 31, 2017 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2018			December 31, 2017
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$44.7	$—	$44.7	$—	$—	$—
June 2019	Variable	—	—	—	130.0	—	130.0
May 2021	Variable	—	—	—	—	—	—
June 2023	Variable	80.0	—	80.0	—	—	—
Senior notes:
May 2018	3.800	—	—	—	700.0	(0.3)	699.7
September 2019	5.500	650.0	(1.5)	648.5	650.0	(2.1)	647.9
March 2020	5.000	850.0	(1.3)	848.7	850.0	(1.8)	848.2
November 2021	5.250	600.0	(1.4)	598.6	600.0	(1.5)	598.5
June 2022	3.550	850.0	(4.1)	845.9	850.0	(4.6)	845.4
May 2023	4.750	550.0	(10.0)	540.0	550.0	(1.0)	549.0
March 2025	3.200	500.0	(4.5)	495.5	500.0	(4.8)	495.2
June 2026	2.900	500.0	(4.7)	495.3	500.0	(5.0)	495.0
November 2027	3.375	650.0	(6.4)	643.6	650.0	(7.0)	643.0
May 2028	3.950	800.0	(18.1)	781.9	—	—	—
March 2035	6.086	181.9	(14.7)	167.2	181.9	(14.9)	167.0
March 2040	6.200	399.9	(3.9)	396.0	399.9	(3.9)	396.0
May 2041	5.700	385.7	(5.4)	380.3	385.7	(5.5)	380.2
Debentures:
May 2021	9.250	35.3	(0.8)	34.5	35.3	(1.0)	34.3
September 2035	7.400	148.1	(34.1)	114.0	148.1	(34.5)	113.6
Tax-exempt:
2019 - 2044	1.450 - 5.250	1,042.4	(5.8)	1,036.6	1,042.4	(6.4)	1,036.0
Capital leases:
2018 - 2046	3.273 - 12.203	106.4	—	106.4	108.4	—	108.4
Total Debt		$8,374.4	$(116.7)	8,257.7	$8,281.7	$(94.3)	8,187.4
Less: current portion				(41.9)			(706.7)
Long-term portion				$8,215.8			$7,480.7
Credit Facilities
In June 2018, we entered into a $2.25 billion unsecured revolving credit facility (the "Credit Facility"), which replaced our $1.0 billion and $1.25 billion unsecured credit facilities that would have matured in May 2021 and June 2019, respectively (the "Replaced Credit Facilities"). The Credit Facility is unsecured and matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,745.3 million as of June 30, 2018 and under

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Replaced Credit Facilities totaled $1,639.1 million as of December 31, 2017. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants. As of June 30, 2018, we had $80.0 million of borrowings under our Credit Facility and $130.0 million of borrowings under the Replaced Credit Facilities as of December 31, 2017.  We had $406.5 million of letters of credit outstanding under our Credit Facility as of June 30, 2018 and $462.7 million of letters of credit outstanding under our Replaced Credit Facilities as of December 31, 2017.
Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. We had $44.7 million of borrowings and no borrowings outstanding under our Uncommitted Credit Facility as of June 30, 2018 and December 31, 2017, respectively.
Senior Notes and Debentures
In May 2018, we issued $800.0 million of 3.950% senior notes due 2028 (the "3.950% Notes"). We used the net proceeds from the 3.950% Notes to repay $700.0 million of 3.800% senior notes that matured in May 2018, and any remaining proceeds were used for general corporate purposes. In connection with this offering we terminated interest rate lock agreements with a notional value of $600.0 million resulting in net proceeds of $31.1 million. There was no ineffectiveness recognized in the termination of these cash flow hedges.
Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually. The senior notes have a make-whole provision that is exercisable at any time three months prior to their respective maturity dates at a stated redemption price.
Tax-Exempt Financings
As of June 30, 2018 and December 31, 2017, we had $1,036.6 million and $1,036.0 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. These bonds have been classified as long-term because of our ability and intent to refinance them using availability under our Credit Facility, if necessary.
Capital Leases
We had capital lease liabilities of $106.4 million and $108.4 million as of June 30, 2018 and December 31, 2017, respectively, with maturities ranging from 2018 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of June 30, 2018, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2018 and December 31, 2017, the interest rate swap agreements are reflected at their fair value of $(1.5) million and $8.0 million, respectively, and are included in other long-term liabilities and other assets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $0.5 million and $1.4 million during the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.6 million during the three and six months ended June 30, 2017, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our unaudited consolidated statements of income.
For the three months ended June 30, 2018 and 2017, we recognized gains (losses) of $2.5 million and $(1.4) million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, and (losses) gains of $(2.7) million and $1.6 million, respectively, on the related interest rate swaps. For the six months ended June 30, 2018 and 2017, we recognized gains of $9.2 million and $0.2 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, and (losses) gains of $(9.5) million and $0.2 million, respectively, on the related interest rate swaps. The net amount of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
Our interest rate lock agreements had an aggregate notional amount of $450.0 million as of June 30, 2018 with fixed interest rates ranging from 1.900% to 2.950%. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks as of June 30, 2018 was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of June 30, 2018 and December 31, 2017 were $23.9 million and $19.1 million, respectively, and were recorded in other long term assets in our consolidated balance sheet. No amounts were recognized in other income, net in our consolidated statements of income for the ineffective portion of the changes of fair values during the three and six months ended June 30, 2018 and 2017, respectively.
Total loss recognized in other comprehensive income, net of tax, was $(12.2) million and $(3.4) million for the three months ended June 30, 2018 and 2017.
As of June 30, 2018 and December 31, 2017, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive income, net of tax, was income of $(11.6) million and loss of $11.8 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $(0.6) million of net interest expense (income) over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense was $0.3 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively.
8. INCOME TAXES
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2018 was 24.7% and 24.1%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2017, was 39.1% and 37.9%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2018 was favorably affected by the Tax Act and resolution of certain tax matters as compared to the same periods in 2017.
Cash paid for income taxes (net of refunds) was $30.0 million and $170.0 million for the six months ended June 30, 2018 and 2017, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2018, we have not finalized our accounting nor have we changed our previous estimates of the tax effects of the enactment of the Tax Act. We anticipate that the completion of our 2017 income tax returns, future guidance and additional information and interpretations with respect to the Tax Act will cause us to further adjust the provisional amounts recorded as of December 31, 2017. In accordance with SAB 118, we will record such adjustments in the period that relevant guidance and/or additional information becomes available and our analysis is completed.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by state and local taxing authorities for various tax years. We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2018, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $11.3 million related to our uncertain tax positions.
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
As a result of the recent changes in U.S. tax law, as well as our ongoing efforts to streamline and maximize the efficiency of our tax footprint, we could further adjust our valuation allowance in a future period if there is sufficient evidence to support a conclusion that it is more certain than not that certain of the state net operating loss carryforwards, on which we currently provide a valuation allowance, would be realized. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2018, the valuation allowance associated with our state loss carryforwards was approximately $72 million.
9. STOCK-BASED COMPENSATION
Available Shares
In March 2013, our board of directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the "Plan"), and in May 2013 our shareholders ratified the Plan. We currently have approximately 13.4 million shares of common stock reserved for future grants under the Plan.
Grants and Expense
The following table summarizes our stock-based compensation grant and expense activity for the six months ended June 30, 2018:

	Number of Shares Granted (in thousands)	Compensation Expense (in millions)
Restricted stock units	440.5	$13.3
Performance shares	329.3	8.8
Total	769.8	$22.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Stock Repurchases
Stock repurchase activity during the three and six months ended June 30, 2018 and June 30, 2017 follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of shares repurchased	3.3	2.1	7.1	3.7
Amount paid	$219.5	$131.8	$474.0	$230.7
Weighted average cost per share	$67.47	$62.87	$67.05	$61.81
As of June 30, 2018 and 2017, 0.2 million and 0.1 million repurchased shares were pending settlement, respectively. Additionally, as of June 30, 2018 and 2017, $10.3 million and $6.6 million of share repurchases were unpaid and included within other accrued liabilities, respectively.
In October 2017, our board of directors added $2.0 billion to our existing share repurchase authorization that now extends through December 31, 2020. Before this, $98.4 million remained under a prior authorization. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the share purchase program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, and will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time. As of June 30, 2018, the remaining authorized purchase capacity under our October 2017 repurchase program was $1.4 billion.
Dividends
In April 2018, our board of directors approved a quarterly dividend of $0.345 per share. Cash dividends declared were $225.7 million for the six months ended June 30, 2018. As of June 30, 2018, we recorded a quarterly dividend payable of $112.3 million to shareholders of record at the close of business on July 2, 2018.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings per share for the three and six months ended June 30, 2018 and 2017 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$234,900	$202,900	$472,600	$390,700
Weighted average common shares outstanding	327,365	338,057	329,003	338,962
Basic earnings per share	$0.72	$0.60	$1.44	$1.15
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$234,900	$202,900	$472,600	$390,700
Weighted average common shares outstanding	327,365	338,057	329,003	338,962
Effect of dilutive securities:
Options to purchase common stock	810	1,269	858	1,340
Unvested RSU awards	202	333	231	343
Unvested PSU awards	453	313	421	282
Weighted average common and common equivalent shares outstanding	328,830	339,972	330,513	340,927
Diluted earnings per share	$0.71	$0.60	$1.43	$1.15
There were no antidilutive securities during the three and six months ended June 30, 2018 and 2017.
11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the six months ended June 30, 2018 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Accumulated other comprehensive income (loss) as of December 31, 2017	$1.4	$21.2	$22.6
Other comprehensive income before reclassifications	31.2	—	31.2
Amounts reclassified from accumulated other comprehensive income	(1.0)	—	(1.0)
Net current period other comprehensive income	30.2	—	30.2
Accumulated other comprehensive income (loss) as of June 30, 2018	$31.6	$21.2	$52.8
A summary of reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Recyclable commodity hedges	$0.3	$(1.0)	$0.3	$(1.7)	Revenue
Fuel hedges	1.1	(1.2)	1.9	(2.2)	Cost of operations
Terminated interest rate locks	(0.3)	(0.7)	(0.8)	(1.3)	Interest expense
Total before tax	1.1	(2.9)	1.4	(5.2)
Tax (expense) benefit	(0.3)	1.2	(0.4)	2.1
Total gains (losses) reclassified, net of tax	$0.8	$(1.7)	$1.0	$(3.1)

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
The following table summarizes our outstanding fuel hedges as of June 30, 2018:

Year	Gallons Hedged	Weighted Average Contract Price per Gallon
2018	3,750,000	$2.59
If the national U.S. on-highway average price for a gallon of diesel fuel as published by the Department of Energy exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.
The fair values of our fuel hedges are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of our outstanding fuel hedges as of June 30, 2018 were current assets of $2.6 million, which have been recorded in other current assets in our consolidated balance sheets. As of December 31, 2017, the aggregate fair values of our outstanding fuel hedges were current assets of $3.0 million, which are included in other current assets in our consolidated balance sheets. No amounts were recognized in other income, net in our unaudited consolidated statements of income for the ineffectiveness portion of the changes in fair values for each of the three or six months ended June 30, 2018 and 2017.
For the three and six months ended June 30, 2018, a gain of $0.1 million was recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion), and no gain (loss) was recognized in other comprehensive income, net of tax, for fuel hedges (the effective portion) for the three and six months ended June 30, 2017. We classify cash inflows and outflows from our fuel hedges within operating activities in the unaudited consolidated statements of cash flows.
Recyclable Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of old corrugated containers ("OCC") and old newsprint. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During 2017, we entered into multiple agreements related to the forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recyclable commodity sales (commodity hedges).
We entered into costless collar agreements on forecasted sales of OCC. The agreements involve combining a purchased put option giving us the right to sell OCC at an established floor strike price with a written call option obligating us to deliver OCC at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represents costless collars. Under these agreements, we will neither make or receive payments as long as the settlement price is between the floor price and cap price; however, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. If the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce variability of cash flows for forecasted sales of OCC between two designated strike prices.
As of June 30, 2018, we had outstanding costless collar hedges for OCC totaling 60,000 tons with a weighted average floor strike price of $81.50 per ton and a weighted average cap strike price of $120.00 per ton, all of which will be settled in 2018. Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
The aggregate fair values of the outstanding recyclable commodity hedges as of June 30, 2018 were current assets of $0.8 million, which are included in prepaid expenses and other current assets in our consolidated balance sheets. As of December 31, 2017, the aggregate fair values of the outstanding recyclable commodity hedges were current liabilities of $0.2 million, which are included in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other income, net in our unaudited consolidated statements of income for the ineffectiveness portion of the changes in fair values during the three and six months ended June 30, 2018 and 2017.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Total gains (losses) recognized in other comprehensive income for recyclable commodity hedges (the effective portion) was $0.3 million and $0.7 million, net of tax, for the three and six months ended June 30, 2018, respectively, and $(0.6) million and $(1.2) million, net of tax, for the same periods in 2017, respectively.
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
As of June 30, 2018 and December 31, 2017, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Carrying Amount	Total as of June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$42.8	$42.8	$42.8	$—	$—
Bonds - restricted cash and marketable securities and other assets	53.0	53.0	—	53.0	—
Fuel hedges - other current assets	2.6	2.6	—	2.6	—
Commodity hedges - other current assets	0.8	0.8	—	0.8	—
Interest rate locks - other assets	23.9	23.9	—	23.9	—
Total assets	$123.1	$123.1	$42.8	$80.3	$—
Liabilities:
Interest rate swaps - other long-term liabilities	$1.5	$1.5	$—	$1.5	$—
Contingent consideration - other long-term liabilities	72.7	72.7	—	—	72.7
Total liabilities	$74.2	$74.2	$—	$1.5	$72.7

		Fair Value Measurements Using
	Carrying Amount	Total as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$30.3	$30.3	$30.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	92.1	92.1	—	92.1	—
Fuel hedges - other current assets	3.0	3.0	—	3.0	—
Interest rate swaps - other assets	8.0	8.0	—	8.0	—
Interest rate locks - other assets	19.1	19.1	—	19.1	—
Total assets	$152.5	$152.5	$30.3	$122.2	$—
Liabilities:
Commodity hedges - other accrued liabilities	$0.2	$0.2	$—	$0.2	$—
Contingent consideration- other long-term liabilities	73.3	73.3	—	—	73.3
Total liabilities	$73.5	$73.5	$—	$0.2	$73.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Total Debt
As of June 30, 2018 and December 31, 2017, the carrying value of our total debt was $8.3 billion and $8.2 billion, respectively, and the fair value of our total debt was $8.6 billion and $8.8 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of June 30, 2018 and December 31, 2017, respectively. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with Sonoma County, California to operate the county's waste management facilities. As of June 30, 2018, we recognized $67.6 million of contingent consideration which represents the fair value of amounts payable to Sonoma County based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. We estimate the remaining life of the landfill to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $82 million and $171 million.
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
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of June 30, 2018, the contingent consideration of $5.1 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future payments over the remaining useful life of the landfill, and applying a discount rate of 4.3%. The future payments are based on significant inputs that are not observable in the market. Key assumptions include annual volume of tons disposed at the landfill, which are subject to remeasurement at each reporting date. The contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.
13. SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States.
We manage and evaluate our operations through the two field groups, Group 1 and Group 2. These two groups are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2018 and 2017 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Three Months Ended June 30, 2018
Group 1	$1,444.5	$(251.2)	$1,193.3	$117.8	$275.2	$109.6	$10,829.9
Group 2	1,509.2	(224.0)	1,285.2	128.4	225.3	165.3	8,925.4
Corporate entities	43.3	(4.0)	39.3	29.5	(92.3)	26.1	1,448.4
Total	$2,997.0	$(479.2)	$2,517.8	$275.7	$408.2	$301.0	$21,203.7
Three Months Ended June 30, 2017
Group 1	$1,500.7	$(277.2)	$1,223.5	$119.9	$286.2	$133.4	$10,616.1
Group 2	1,489.8	(243.4)	1,246.4	127.9	239.6	101.2	8,590.1
Corporate entities	60.5	(3.7)	56.8	30.4	(100.3)	39.1	1,554.9
Total	$3,051.0	$(524.3)	$2,526.7	$278.2	$425.5	$273.7	$20,761.1

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
Six Months Ended June 30, 2018
Group 1	$2,863.2	$(490.1)	$2,373.1	$246.9	$553.1	$183.6	$10,829.9
Group 2	2,915.6	(422.3)	2,493.3	253.3	434.9	250.2	8,925.4
Corporate entities	86.5	(7.7)	78.8	59.0	(175.6)	108.3	1,448.4
Total	$5,865.3	$(920.1)	$4,945.2	$559.2	$812.4	$542.1	$21,203.7
Six Months Ended June 30, 2017
Group 1	$2,931.8	$(544.3)	$2,387.5	$235.3	$547.4	$227.7	$10,616.1
Group 2	2,885.9	(462.7)	2,423.2	251.9	465.0	164.0	8,590.1
Corporate entities	115.6	(6.8)	108.8	60.9	(198.7)	105.8	1,554.9
Total	$5,933.3	$(1,013.8)	$4,919.5	$548.1	$813.7	$497.5	$20,761.1
Financial information for the three and six months ended June 30, 2017 reflects the transfer of certain areas between our two field groups.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services. The following table disaggregates our revenue by service line for the three and six months ended June 30, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Collection:
Residential	$560.2	22.2%	$576.4	22.8%	$1,108.6	22.4%	$1,140.7	23.2%
Small-container	763.9	30.3	747.1	29.6	1,512.6	30.6	1,480.8	30.1
Large-container	555.3	22.1	528.7	20.9	1,070.7	21.7	1,024.0	20.8
Other	11.0	0.5	10.7	0.4	21.5	0.4	20.5	0.4
Total collection (1)	1,890.4	75.1	1,862.9	73.7	3,713.4	75.1	3,666.0	74.5
Transfer	320.8		312.0		609.1		594.2
Less: intercompany	(181.8)		(181.7)		(350.5)		(353.4)
Transfer, net	139.0	5.5	130.3	5.2	258.6	5.2	240.8	4.9
Landfill	580.6		569.7		1,130.5		1,074.4
Less: intercompany	(265.3)		(255.5)		(508.7)		(487.9)
Landfill, net	315.3	12.5	314.2	12.4	621.8	12.6	586.5	11.9
Energy services	50.2	2.0	36.1	1.4	98.1	2.0	63.3	1.3
Other:
Recycling processing and commodity sales (2)	68.1	2.7	136.0	5.4	144.0	2.9	269.9	5.5
Other non-core	54.8	2.2	47.2	1.9	109.3	2.2	93.0	1.9
Total other	122.9	4.9	183.2	7.3	253.3	5.1	362.9	7.4
Total revenue	$2,517.8	100.0%	$2,526.7	100.0%	$4,945.2	100.0%	$4,919.5	100.0%

(1) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees were presented as a reduction to revenue for the three and six months ended June 30, 2018. Similar fees were presented as a cost of operations for the three and six months ended June 30, 2017.
(2) In accordance with our adoption of the new revenue recognition standard, rebates paid to customers associated with recycled commodities were presented as a reduction to revenue for the three and six months ended June 30, 2018. Similar costs were presented as a cost of operations for the three and six months ended June 30, 2017.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2017 was recognized as revenue during the six months ended June 30, 2018 when the service was performed. Our large-container customers are typically billed on a monthly basis based on the nature of the services provided during the period.
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
Transfer Services
Revenue at our transfer stations is primarily generated by charging tipping or disposal fees. The fees received for transfer services are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted at the transfer station.
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
Sale of Recycled Commodities
Our recycling centers generate revenue through the processing and sale of OCC, old newsprint ("ONP"), aluminum, glass and other materials at market prices. In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume and type of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.
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
Additionally, certain elements of our long-term customer contracts are unknown upon entering into the contract, including the amount that will be billed in accordance with annual price escalation clauses, our fuel recovery fee program and commodity prices. The amount to be billed is often tied to changes in an underlying base index such as a consumer price index or a fuel or commodity index, and revenue can be recognized once the index is established for the period.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of June 30, 2018, we recognized $91.5 million of deferred contract costs and capitalized sales commissions. During the three and six months ended June 30, 2018, we amortized $2.9 million and $5.5 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and $1.4 million and $2.8 million of other deferred contract costs as a reduction of revenue for the same respective periods.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $48 million relating to our outstanding legal proceedings as of June 30, 2018. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $51 million higher than the amount recorded as of June 30, 2018.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities as of June 30, 2018 and December 31, 2017:

	2018	2017
Financing proceeds	$12.4	$38.6
Capping, closure and post-closure obligations	29.0	28.6
Insurance	74.8	71.4
Other	—	2.5
Total restricted cash and marketable securities	$116.2	$141.1
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
Disclosure Regarding Forward-Looking Statements.
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing under this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States as well as our dependence on large, long-term collection, transfer and disposal contracts.  More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, particularly under Part I, Item 1A - Risk Factors, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, particularly under Part II, Item 1A - Risk Factors.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business.  We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
Republic is the second largest provider of services in the domestic non-hazardous solid waste industry, as measured by revenue. As of June 30, 2018, we operated facilities in 40 states and Puerto Rico through 349 collection operations, 209 transfer stations, 194 active landfills, 92 recycling centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We are engaged in 74 landfill gas to energy and renewable energy projects and had post-closure responsibility for 126 closed landfills.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) ("ASU 2014-09" or the "new revenue recognition standard") using the modified retrospective approach. The results presented below for the three and six months ended June 30, 2017 reflect our historical presentation prior to the adoption of the new revenue recognition standard.
Revenue for the six months ended June 30, 2018 increased by 0.5% to $4,945.2 million compared to $4,919.5 million for the same period in 2017. This change in revenue is due to increases in average yield of 2.1%, volume of 1.2%, fuel recovery fees of 0.6%, energy services of 0.3%, and acquisitions, net of divestitures of 1.8%, partially offset by the impact of recycling processing and commodity sales of (1.3)% and our adoption of the new revenue recognition standard of (4.2)%.

The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenue	$2,517.8	100.0%	$2,526.7	100.0%	$4,945.2	100.0%	$4,919.5	100.0%
Expenses:
Cost of operations	1,577.2	62.6	1,557.4	61.6	3,047.0	61.6	3,041.5	61.8
Depreciation, amortization and depletion of property and equipment	240.5	9.6	240.4	9.5	488.5	9.9	472.6	9.6
Amortization of other intangible assets and other assets	15.0	0.6	17.9	0.7	30.1	0.6	35.6	0.7
Accretion	20.2	0.8	19.9	0.8	40.6	0.8	39.9	0.8
Selling, general and administrative	252.9	10.0	262.9	10.4	514.0	10.4	516.4	10.5
Withdrawal costs - multiemployer pension funds	—	—	—	—	—	—	1.1	—
Gain on disposition of assets and asset impairments, net	—	—	(1.4)	—	(0.7)	—	(9.8)	(0.2)
Restructuring charges	3.8	0.2	4.1	0.2	13.3	0.3	8.5	0.2
Operating income	$408.2	16.2%	$425.5	16.8%	$812.4	16.4%	$813.7	16.6%
Our pre-tax income was $312.6 million and $623.3 million for the three and six months ended June 30, 2018, respectively, compared to $333.4 million and $629.7 million for the same respective periods in 2017. Our net income attributable to Republic Services, Inc. was $234.9 million and $472.6 million for the three and six months ended June 30, 2018, or $0.71 and $1.43 per diluted share, respectively, compared to $202.9 million and $390.7 million, or $0.60 and $1.15 per diluted share, for the same periods in 2017, respectively.
During each of the three and six months ended June 30, 2018 and 2017, we recorded a number of charges, other expenses and gains that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our “Cost of Operations,” “Selling, General and Administrative Expenses” and “Income Taxes” discussions contained in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2018 and 2017.

The following tables summarize our adjustments to pre-tax income, net income – Republic, and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in millions of dollars except per share data):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$312.6	$234.9	$0.71	$333.4	$202.9	$0.60
Loss on extinguishment of debt and other related costs (1)	0.3	0.2	—	—	—	—
Restructuring charges	3.8	2.8	0.01	4.1	2.5	0.01
Incremental contract startup costs - large municipal contract (2)	2.4	1.7	0.01	2.2	1.3	—
Gain on disposition of assets and asset impairments, net (2)	—	—	—	(1.4)	(0.8)	—
Total adjustments	6.5	4.7	0.02	4.9	3.0	0.01
As adjusted	$319.1	$239.6	$0.73	$338.3	$205.9	$0.61

(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2018.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2017.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share (3)

As reported	$623.3	$472.6	$1.43	$629.7	$390.7	$1.15
Loss on extinguishment of debt and other related costs (1)	0.3	0.2	—	—	—	—
Restructuring charges	13.3	9.7	0.03	8.5	5.1	0.02
Incremental contract startup costs - large municipal contract (2)	5.3	3.9	0.01	2.2	1.3	—
Gain on disposition of assets and asset impairments, net (1)	(0.7)	(0.5)	—	(9.8)	(4.6)	(0.01)
Withdrawal costs - multiemployer pension funds (2)	—	—	—	1.1	0.7	—
Total adjustments	18.2	13.3	0.04	2.0	2.5	0.01
As adjusted	$641.5	$485.9	$1.47	$631.7	$393.2	$1.15
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the six months ended June 30, 2018.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the six months ended June 30, 2017.
(3) Line items in this column do not total to $1.15 per share due to rounding.
We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2018 or 2017). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they are incurred. Our definitions of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

Loss on extinguishment of debt and other related costs. During the three and six months ended June 30, 2018, we incurred a $0.3 million loss on the extinguishment of certain financing arrangements.
Restructuring charges. In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. During the three and six months ended June 30, 2017, we incurred restructuring charges of $4.1 million and $8.5 million that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives.
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During the three and six months ended June 30, 2018, we incurred restructuring charges of $3.8 million and $13.3 million, respectively, that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $4.2 million and $12.6 million during the three and six months ended June 30, 2018, respectively, related to these restructuring efforts.
In 2018, we expect to incur additional restructuring charges of approximately $5 million to $10 million primarily related to employee severance costs, lease exit and contract termination costs and the relocation of certain employees. We expect annual savings of approximately $25 million to $30 million. Substantially all of these restructuring charges will be recorded in our corporate segment.
Incremental contract startup costs - large municipal contract. During the three and six months ended June 30, 2018, we incurred costs of $2.4 million and $5.3 million, respectively, related to the implementation of a large municipal contract. These costs did not meet the capitalization criteria prescribed by the new revenue recognition standard.
Withdrawal costs - multiemployer pension funds. During the six months ended June 30, 2017, we recorded charges to earnings of $1.1 million for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Gain on disposition of assets and asset impairments, net. During the six months ended June 30, 2018, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $0.7 million. During the three and six months ended June 30, 2017, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $1.4 million and $9.8 million, respectively.
Recent Developments
Updated 2018 Financial Guidance
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2018, which is not a measure determined in accordance with U.S GAAP:

(Anticipated) Year Ending December 31, 2018
Diluted earnings per share	$ 2.99 - 3.04
Withdrawal costs - multiemployer pension funds	—
Gain on disposition of assets and asset impairments, net	—
Restructuring charges	0.05
Incremental contract startup costs - large municipal contract	0.01
Adjusted diluted earnings per share	$ 3.05 - $3.10
The 2018 anticipated adjusted diluted earnings per share assumes an effective tax rate of approximately 24%.
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
Increase in Quarterly Dividend
At its meeting held in July 2018, our board of directors approved an increase in our quarterly dividend of 9% to $0.375 per share. The quarterly dividend of $0.375 per share will be paid on October 15, 2018 to shareholders of record on October 1, 2018.
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
The following table reflects our revenue by service line for the three and six months ended June 30, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Collection:
Residential	$560.2	22.2%	$576.4	22.8%	$1,108.6	22.4%	$1,140.7	23.2%
Small-container	763.9	30.3	747.1	29.6	1,512.6	30.6	1,480.8	30.1
Large-container	555.3	22.1	528.7	20.9	1,070.7	21.7	1,024.0	20.8
Other	11.0	0.5	10.7	0.4	21.5	0.4	20.5	0.4
Total collection (1)	1,890.4	75.1	1,862.9	73.7	3,713.4	75.1	3,666.0	74.5
Transfer	320.8		312.0		609.1		594.2
Less: intercompany	(181.8)		(181.7)		(350.5)		(353.4)
Transfer, net	139.0	5.5	130.3	5.2	258.6	5.2	240.8	4.9
Landfill	580.6		569.7		1,130.5		1,074.4
Less: intercompany	(265.3)		(255.5)		(508.7)		(487.9)
Landfill, net	315.3	12.5	314.2	12.4	621.8	12.6	586.5	11.9
Energy services	50.2	2.0	36.1	1.4	98.1	2.0	63.3	1.3
Other:
Recycling processing and commodity sales (2)	68.1	2.7	136.0	5.4	144.0	2.9	269.9	5.5
Other non-core	54.8	2.2	47.2	1.9	109.3	2.2	93.0	1.9
Total other	122.9	4.9	183.2	7.3	253.3	5.1	362.9	7.4
Total revenue	$2,517.8	100.0%	$2,526.7	100.0%	$4,945.2	100.0%	$4,919.5	100.0%

(1) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees were presented as a reduction to revenue for the three and six months ended June 30, 2018. Similar fees were presented as a cost of operations for the three and six months ended June 30, 2017.
(2) In accordance with our adoption of the new revenue recognition standard, rebates paid to customers associated with recycled commodities were presented as a reduction to revenue for the three and six months ended June 30, 2018. Similar costs were presented as a cost of operations for the three and six months ended June 30, 2017.

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average yield	2.1%	2.5%	2.1%	2.4%
Fuel recovery fees	0.6	0.6	0.6	0.5
Total price	2.7	3.1	2.7	2.9
Volume	0.6	1.9	1.2	1.5
Recycling processing and commodity sales	(1.4)	1.5	(1.3)	1.8
Energy services	0.2	0.7	0.3	0.5
Total internal growth	2.1	7.2	2.9	6.7
Acquisitions / divestitures, net	1.8	0.3	1.8	0.3
Subtotal	3.9%	7.5%	4.7%	7.0%
Adoption of the new revenue recognition standard	(4.3)%	—%	(4.2)%	—%
Total	(0.4)%	7.5%	0.5%	7.0%

Core price	3.6%	4.1%	3.7%	4.1%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.2% and 2.3% for the three and six months ended June 30, 2018, and 2.7% and 2.6% for the three and six months ended June 30, 2017. Core price as a percentage of related-business revenue was 3.9% and 4.0% for the three and six months ended June 30, 2018, and 2.5% and 3.4% for the three and six months ended June 30, 2017.
During the three and six months ended June 30, 2018, we experienced the following changes in our revenue as compared to the same periods in 2017:

•	Average yield increased revenue by 2.1% for both the three and six months ended June 30, 2018 due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.6% during both the three and six months ended June 30, 2018. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices results in an increase in our revenue. Higher fuel recovery fees for the three and six months ended June 30, 2018 resulted primarily from the increase in fuel prices when compared to fuel prices for the same period in 2017.

•
Volume increased revenue by 0.6% and 1.2% during the three and six months ended June 30, 2018, primarily due to volume growth in our large-container collection, landfill and transfer station lines of business, which were partially offset by volume declines in our residential collection line of business. The volume increase in our landfill line of business is primarily attributable to increased special waste and construction and demolition waste volumes.

•
Recycled commodities decreased revenue by (1.4)% and (1.3)% during the three and six months ended June 30, 2018, due to decreased commodity prices. The average price for old corrugated containers for the three and six months ended June 30, 2018 was $81 and $97 per ton, respectively, compared to $174 and $170 per ton, for the same periods in 2017. The average price of old newsprint for the three and six months ended June 30, 2018 was $52 and $62 per ton, respectively, compared to $95 and $117 per ton, for the same periods in 2017.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $20 million and $20 million, respectively.

•
Acquisitions, net of divestitures, increased revenue by 1.8% during both the three and six months ended June 30, 2018, due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.

•	Energy services increased revenue by 0.2% and 0.3% during the three and six months ended June 30, 2018, due primarily to increased drilling activity compared to the same respective periods in 2017.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontract costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal fees and taxes, consisting of landfill taxes, host community fees and royalties; landfill operating costs, which include financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which include casualty insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Labor and related benefits	$539.0	21.4%	$498.6	19.7%	$1,068.1	21.6%	$995.2	20.2%
Transfer and disposal costs	214.6	8.5	207.3	8.2	402.9	8.1	394.6	8.0
Maintenance and repairs	251.3	10.0	236.1	9.3	491.5	9.9	462.9	9.4
Transportation and subcontract costs	166.4	6.6	144.9	5.7	315.8	6.4	279.0	5.7
Fuel	104.3	4.1	83.2	3.3	185.8	3.8	167.7	3.4
Disposal fees and taxes (1)	83.2	3.3	118.9	4.7	157.5	3.2	228.1	4.6
Landfill operating costs	56.6	2.2	57.1	2.3	108.7	2.2	110.1	2.2
Risk management	56.2	2.2	56.0	2.2	108.1	2.2	103.5	2.1
Cost of goods sold (2)	—	—	65.1	2.6	—	—	122.7	2.5
Other	105.6	4.3	90.2	3.6	208.6	4.2	177.7	3.7
Total cost of operations	$1,577.2	62.6%	$1,557.4	61.6%	$3,047.0	61.6%	$3,041.5	61.8%

(1) Disposal fees and taxes included municipal franchise fees of $38.2 million and $75.9 million for the three and six months ended June 30, 2017, respectively. In accordance with our adoption of the new revenue recognition standard, these fees were presented as a reduction to revenue for the same respective periods in 2018.
(2) Cost of goods sold included rebates paid to customers associated with recycled commodities for the three and six months ended June 30, 2017. In accordance with our adoption of the new revenue recognition standard, these rebates were presented as a reduction to revenue for the same respective periods in 2018.
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased in aggregate dollars for the three and six months ended June 30, 2018 compared to the same periods in 2017, which was partially offset by a decrease resulting from our adoption of the new revenue recognition standard. For the three and six months ended June 30, 2018, we recognized $81.5 million and $166.8 million, respectively, of municipal franchise fees and rebates paid to customers associated with recycled commodities as a reduction to revenue. Historically, these costs were presented as a cost of operations.
In addition, the following items impacted our major components of our cost of operations for the three and six months ended June 30, 2018 and 2017:

•	Labor and related benefits increased due to increased hourly and salaried wages as a result of merit increases, increased headcount and higher collection volumes.

•
Transfer and disposal costs increased primarily due to higher collection volumes. During each of the three and six months ended June 30, 2018 and 2017, approximately 68%, respectively, of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).

•	Maintenance and repairs expense increased due to higher collection volumes, cost of parts, and internal labor.

•	Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes and an increase in subcontracted work attributable to an increase in non-core revenues.

•
Our fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three and six months ended June 30, 2018 was $3.19 and $3.10, respectively, compared to $2.55 and $2.56 for the same respective periods in 2017. This increase was partially offset by compressed natural gas ("CNG") tax credits that were enacted in 2018 retroactively effective to 2017 and recognized during the six months ended June 30, 2018.

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

•	Landfill operating costs decreased due to decreased leachate disposal costs and landfill maintenance and operating material costs.

•	Risk management expenses increased primarily due to increased claims activity and severity in our recent program policy years for auto liability and workers compensation.

•	During the three and six months ended June 30, 2018, other costs of operations increased primarily due to higher occupancy and facility costs.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Depreciation and amortization of property and equipment	$162.5	6.5%	$157.6	6.2%	$325.7	6.6%	$315.4	6.4%
Landfill depletion and amortization	78.0	3.1	82.8	3.3	162.8	3.3	157.2	3.2
Depreciation, amortization and depletion expense	$240.5	9.6%	$240.4	9.5%	$488.5	9.9%	$472.6	9.6%

Depreciation and amortization of property and equipment for the three and six months ended June 30, 2018 increased due to higher acquisition costs of replacement vehicles, an increased number of vehicles to support volume growth, additional assets acquired with our acquisitions and an increased number of CNG vehicles, which are more expensive to purchase than diesel vehicles.
During the six months ended June 30, 2018, landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion rate. The increase was partially offset by favorable one-time amortization adjustments recorded during the three months ended June 30, 2018 of $7.5 million related to asset retirement obligations.
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $15.0 million and $30.1 million, or 0.6% of revenue, for the three and six months ended June 30, 2018, respectively, compared to $17.9 million and $35.6 million, or 0.7% of revenue, for the same periods in 2017. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. In addition, we historically recognized certain upfront payments to acquire customer contracts as an asset in our consolidated balance sheet and amortized the asset as a component of depreciation, amortization and depletion over the respective contract life. In accordance with the new revenue recognition standard, we amortized the asset as a reduction of revenue during the three and six months ended June 30, 2018. Exclusive of this change, the amortization has remained relatively unchanged as a result of assets acquired in the acquisitions of various waste businesses, offset by certain intangible assets that are now fully amortized.
Accretion Expense
Accretion expense was $20.2 million and $40.6 million, or 0.8% of revenue, for the three and six months ended June 30, 2018, compared to $19.9 million and $39.9 million, or 0.8% of revenue, for the same respective periods in 2017. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.

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
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2018 and 2017 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Salaries	$170.4	6.8%	$173.5	6.9%	$346.9	7.0%	$350.2	7.1%
Provision for doubtful accounts	6.8	0.3	9.4	0.4	13.6	0.3	14.8	0.3
Other	75.7	2.9	80.0	3.1	153.5	3.1	151.4	3.1
Total selling, general and administrative expenses	$252.9	10.0%	$262.9	10.4%	$514.0	10.4%	$516.4	10.5%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2018 and 2017 are summarized below:

•
Salaries remained relatively unchanged and were $170.4 million and $346.9 million, or 6.8% and 7.0% of revenue, for the three and six months ended June 30, 2018, respectively, compared to $173.5 million and $350.2 million, or 6.9% and 7.1% of revenue, for the same respective periods in 2017.

•	Other selling, general and administrative expenses decreased for the three months ended June 30, 2018, primarily due to favorable legal settlements.
Withdrawal Costs - Multiemployer Pension Funds
During the six months ended June 30, 2017, we recorded charges to earnings of $1.1 million for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Gain on Disposition of Assets and Asset Impairments, Net
During the six months ended June 30, 2018, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $0.7 million. During the three and six months ended June 30, 2017, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $1.4 million and $9.8 million, respectively.
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
Restructuring Charges
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. During the three and six months ended June 30, 2017, we incurred restructuring charges of $4.1 million and $8.5 million, respectively, that consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives.

In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During the three and six months ended June 30, 2018, we incurred restructuring charges of $3.8 million and $13.3 million, respectively, that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $4.2 million and $12.6 million during the three and six months ended June 30, 2018 related to these restructuring efforts, respectively.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2018 and 2017 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense on debt and capital lease obligations	$87.5	$80.1	$172.2	$159.5
Accretion of debt discounts	2.1	1.9	4.1	3.8
Accretion of remediation liabilities and other	8.3	9.0	17.2	18.1
Less: capitalized interest	(1.4)	(1.5)	(2.2)	(2.4)
Total interest expense	$96.5	$89.5	$191.3	$179.0

Total interest expense for the three and six months ended June 30, 2018 increased primarily due to the issuance of $650.0 million of 3.375% senior notes in November 2017 that were used to repay amounts borrowed under our unsecured revolving credit facilities. Cash paid for interest was $171.7 million and $159.5 million for the six months ended June 30, 2018 and 2017, respectively.
Income Taxes
Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2018 was 24.7% and 24.1%, respectively. Our effective tax rate, exclusive of noncontrolling interests, for the three and six months ended June 30, 2018 was favorably affected by the Tax Act and resolution of certain tax matters.
Cash paid for income taxes was $30.0 million and $170.0 million for the six months ended June 30, 2018 and 2017, respectively. Cash paid for income taxes in 2018 was favorably affected by the Tax Act. For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Reportable Segments
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States.

The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2018 and 2017 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Asset Impairments, Net	Operating Income (Loss)	Operating Margin
Three Months Ended June 30, 2018
Group 1	$1,193.3	$123.4	$(5.6)	$117.8	$—	$275.2	23.1%
Group 2	1,285.2	130.3	(1.9)	128.4	—	225.3	17.5
Corporate entities	39.3	29.5	—	29.5	—	(92.3)	—
Total	$2,517.8	$283.2	$(7.5)	$275.7	$—	$408.2	16.2%
Three Months Ended June 30, 2017
Group 1	$1,223.5	$120.0	$(0.1)	$119.9	$—	$286.2	23.4%
Group 2	1,246.4	127.7	0.2	127.9	—	239.6	19.2
Corporate entities	56.8	30.4	—	30.4	1.4	(100.3)	—
Total	$2,526.7	$278.1	$0.1	$278.2	$1.4	$425.5	16.8%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Asset Impairments, Net	Operating Income (Loss)	Operating Margin
Six Months Ended June 30, 2018
Group 1	$2,373.1	$252.1	$(5.2)	$246.9	$—	$553.1	23.3%
Group 2	2,493.3	255.7	(2.4)	253.3	—	434.9	17.4
Corporate entities	78.8	59.0	—	59.0	0.7	(175.6)	—
Total	$4,945.2	$566.8	$(7.6)	$559.2	$0.7	$812.4	16.4%
Six Months Ended June 30, 2017
Group 1	$2,387.5	$235.4	$(0.1)	$235.3	$—	$547.4	22.9%
Group 2	2,423.2	251.9	—	251.9	—	465.0	19.2
Corporate entities	108.8	60.3	0.6	60.9	9.8	(198.7)	—
Total	$4,919.5	$547.6	$0.5	$548.1	$9.8	$813.7	16.5%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2018 with the same periods in 2017 are discussed below:
Group 1
Revenue for the three and six months ended June 30, 2018 decreased 2.5% and 0.6%, respectively, due primarily to our adoption of the new revenue recognition standard and a decrease in recycling processing and commodity sales.

Operating income in Group 1 decreased from $286.2 million for the three months ended June 30, 2017, or a 23.4% operating income margin, to $275.2 million for the three months ended June 30, 2018, or a 23.1% operating income margin. Operating income in Group 1 increased from $547.4 million for the six months ended June 30, 2017, or 22.9% operating income margin, to $553.1 million for the six months ended June 30, 2018, or a 23.3% operating income margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin during the three and six months ended June 30, 2018, primarily due to higher labor and related benefits, maintenance and repairs and fuel costs, which were partially offset by lower landfill operating costs and risk management expenses.

•	Selling, general and administrative expenses had a favorable impact on operating income margin primarily as a result of certain favorable legal settlements during the six months ended June 30, 2018.
Group 2
Revenue for the three and six months ended June 30, 2018 increased 3.1% and 2.9%, respectively, due primarily to increases in average yield in all lines of business and volume increases in our large-container collection, transfer and landfill lines of business. Additionally, energy services increased revenue during the three months ended June 30, 2018, due primarily to increased drilling activity in the Permian Basin compared to the same period in 2017.
Operating income in Group 2 decreased from $239.6 million for the three months ended June 30, 2017, or a 19.2% operating income margin, to $225.3 million for the three months ended June 30, 2018, or a 17.5% operating income margin. Operating income in Group 2 decreased from $465.0 million for the six months ended June 30, 2017, or a 19.2% operating income margin, to $434.9 million for the six months ended June 30, 2018, or a 17.4% operating income margin. The following cost categories impacted operating income:

•
Cost of operations unfavorably impacted operating income margin for the three and six months ended June 30, 2018, primarily due to unfavorable labor and related benefits, maintenance and repairs and fuel costs, which were partially offset by lower landfill operating costs and risk management expenses.

•
Selling, general and administrative costs unfavorably impacted operating income margin for the three and six months ended June 30, 2018 primarily due to higher wages and payroll related items resulting from merit increases.

Corporate Entities
Operating loss in our Corporate Entities decreased from $100.3 million for the three months ended June 30, 2017 to $92.3 million for the three months ended June 30, 2018. The operating loss for the three months ended June 30, 2018 was favorably impacted by certain one-time legal settlements recognized during the period.
Operating loss in our Corporate Entities decreased from $198.7 million for the six months ended June 30, 2017 to $175.6 million for the six months ended June 30, 2018. The operating loss for the six months ended June 30, 2018 was favorably impacted by CNG tax credits that were enacted in 2018 retroactively effective in 2017 and recognized during the period.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the six months ended June 30, 2018:

	Balance as of December 31, 2017	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2018
Cubic yards (in millions):
Permitted airspace	4,735.7	—	6.0	88.1	(40.8)	(5.9)	4,783.1
Probable expansion airspace	350.3	57.3	—	(66.4)	—	—	341.2
Total cubic yards (in millions)	5,086.0	57.3	6.0	21.7	(40.8)	(5.9)	5,124.3
Number of sites:
Permitted airspace	195	—	1	(2)			194
Probable expansion airspace	11	5	—	(4)			12

As of June 30, 2018, we owned or operated 194 active landfills with total available disposal capacity estimated to be 5,124.3 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of June 30, 2018, total available disposal capacity is estimated to be 4,783.1 million in-place cubic yards of permitted airspace plus 341.2 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 63 years.
As of June 30, 2018, 12 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 58 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2018, accrued final capping, closure and post-closure costs were $1,282.3 million, of which $81.0 million were classified as current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Remediation and Other Charges for Landfill Matters
Bridgeton Landfill.  During the six months ended June 30, 2018, we paid $7.7 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts.  From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected remediation liability.  As of June 30, 2018, the remediation liability recorded for this site was $169.6 million, of which approximately $13 million is expected to be paid during the remainder of 2018. We believe the remaining reasonably possible high end of our range would be approximately $177 million higher than the amount recorded as of June 30, 2018.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the six months ended June 30, 2018 (in millions of dollars):

	Balance as of December 31, 2017	Capital Additions (Amortization)	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2018
Non-depletable landfill land	$166.9	$0.2	$—	$—	$—	$—	$167.1
Landfill development costs	6,757.3	0.5	22.2	21.7	95.6	(17.6)	6,879.7
Construction-in-progress - landfill	233.2	145.2	—	—	(93.3)	—	285.1
Accumulated depletion and amortization	(3,317.3)	(170.4)	—	—	—	7.6	(3,480.1)
Net investment in landfill land and development costs	$3,840.1	$(24.5)	$22.2	$21.7	$2.3	$(10.0)	$3,851.8

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the six months ended June 30, 2018 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance Reserves
Balance as of December 31, 2017	$38.9	$1,257.7	$564.0	$420.2
Non-cash additions for asset retirement obligations	—	21.8	—	—
Acquisitions, net of divestitures and other adjustments	0.2	1.9	—	—
Asset retirement obligation adjustments	—	(17.6)	—	—
Accretion expense	—	40.6	10.1	0.2
Premium written for third-party risk assumed	—	—	—	16.4
Reclassified to ceded insurance reserves	—	—	—	(12.1)
Net additions charged to expense	13.6	—	2.5	146.7
Payments or usage	(22.1)	(22.1)	(21.2)	(143.2)
Balance as of June 30, 2018	30.6	1,282.3	555.4	428.2
Less: current portion	(30.6)	(81.0)	(69.5)	(156.2)
Long-term portion	$—	$1,201.3	$485.9	$272.0
As of June 30, 2018, accounts receivable were $1,112.2 million, net of allowance for doubtful accounts and other of $30.6 million. As of December 31, 2017, accounts receivable were $1,105.9 million, net of allowance for doubtful accounts and other of $38.9 million.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2018 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2017	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2018
Land	$433.2	$—	$(0.1)	$1.3	$—	$—	$0.8	$435.2
Non-depletable landfill land	166.9	0.2	—	—	—	—	—	167.1
Landfill development costs	6,757.3	0.5	—	22.2	21.7	(17.6)	95.6	6,879.7
Vehicles and equipment	6,954.3	361.2	(109.7)	5.7	—	—	14.1	7,225.6
Buildings and improvements	1,221.5	3.0	(2.8)	3.4	0.1	—	3.4	1,228.6
Construction-in- progress - landfill	233.2	145.2	—	—	—	—	(93.3)	285.1
Construction-in- progress - other	55.7	33.5	—	0.2	—	—	(23.1)	66.3
Total	$15,822.1	$543.6	$(112.6)	$32.8	$21.8	$(17.6)	$(2.5)	$16,287.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2017	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2018
Landfill development costs	$(3,317.3)	$(170.4)	$—	$—	$7.6	$—	$(3,480.1)
Vehicles and equipment	(4,259.7)	(295.8)	107.9	0.3	—	—	(4,447.3)
Buildings and improvements	(467.7)	(30.6)	1.6	—	—	—	(496.7)
Total	$(8,044.7)	$(496.8)	$109.5	$0.3	$7.6	$—	$(8,424.1)

Liquidity and Capital Resources
The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2018 and 2017 (in millions of dollars):

	Six Months Ended June 30,
	2018	2017

Cash provided by operating activities	$1,191.0	$879.2
Cash used in investing activities	(606.0)	(590.5)
Cash used in financing activities	(631.4)	(317.5)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2018 and 2017 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, increased our cash flow from operations by $2.5 million during the six months ended June 30, 2018, compared to a decrease of $142.3 million during the same period in 2017, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $17.7 million during the six months ended June 30, 2018 due to the timing of billings net of collections, compared to a $91.6 million increase in the same period in 2017.

•	Our accounts payable increased $30.7 million during the six months ended June 30, 2018, compared to an $8.6 million increase in the same period in 2017, due to the timing of payments.

•
Cash paid for capping, closure and post-closure obligations was $6.2 million lower during the six months ended June 30, 2018 compared to the same period in 2017. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to payments in 2017 related to capping events at one of our closed landfills.

•	Cash paid for remediation obligations was $2.6 million lower during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the timing of obligations.

•
Our other liabilities decreased $2.6 million during the six months ended June 30, 2018, compared to a $23.3 million decrease in the same period in 2017 primarily due to an increase in deferred revenue and taxes payable.

In addition, cash paid for income taxes (net of refunds) was $30.0 million and $170.0 million for the six months ended June 30, 2018 and 2017, respectively. Cash paid for interest was $171.7 million and $159.5 million for the six months ended June 30, 2018 and 2017, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2018 and 2017 are summarized below:

•
Capital expenditures during the six months ended June 30, 2018 were $542.1 million, compared with $497.5 million for the same period in 2017. Property and equipment received during the six months ended June 30, 2018 and 2017 was $542.8 million and $531.3 million, respectively.

•
During the six months ended June 30, 2018 and 2017, we paid $69.3 million and $81.7 million, respectively, for business acquisitions and investments. During the six months ended June 30, 2018 and 2017, we received $1.1 million and paid $14.3 million, respectively, net of proceeds, related to business divestitures.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash and borrowings on our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2018 and 2017 are summarized below:

•	Net proceeds from notes payable and long-term debt and senior notes were $66.8 million during the six months ended June 30, 2018, compared to net proceeds of $115.2 million in the same period in 2017.

•
During the six months ended June 30, 2018, we repurchased 7.1 million shares of our stock for $474.0 million compared to repurchases of 3.7 million shares for $230.7 million during the same period in 2017.

•	Dividends paid were $227.7 million and $217.0 million during the six months ended June 30, 2018 and 2017, respectively.
Financial Condition
Cash and Cash Equivalents
As of June 30, 2018, we had $61.3 million of cash and cash equivalents and $116.2 million of restricted cash deposits and restricted marketable securities, including $29.0 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $74.8 million of restricted cash and marketable securities related to our insurance obligations.
Debt
For discussion and detail regarding our debt, refer to Note 7, Debt, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Credit Facilities
In June 2018, we entered into a $2.25 billion unsecured revolving credit facility (the "Credit Facility"), which replaced our $1.00 billion and $1.25 billion unsecured credit facilities that would have matured in May 2021 and June 2019, respectively (the "Replaced Credit Facilities"). The Credit Facility matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2018, our EBITDA to interest ratio was 7.47 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.99 compared to the 3.50 maximum allowed by the covenants. As of June 30, 2018, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2018.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facility totaled $1,745.3 million as of June 30, 2018 and under our Replaced Credit Facilities totaled $1,639.1 million as of December 31, 2017. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.  As of June 30, 2018, we had $80.0 million of borrowings under our Credit Facility, and as of December 31, 2017 we had $130.0 million of borrowings under the Replaced Credit Facilities.  We had $406.5 million of letters of credit outstanding under our Credit Facility as of June 30, 2018 and $462.7 million of letters of credit outstanding under our Credit Facilities as of December 31, 2017.

Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. We had $44.7 million of borrowings and no borrowings under our Uncommitted Credit Facility as of June 30, 2018 and December 31, 2017, respectively.
Senior Notes and Debentures
In May 2018, we issued $800.0 million of 3.950% senior notes due 2028 (the "3.950% Notes"). We used the net proceeds from the 3.950% Notes to repay $700.0 million of 3.800% senior notes that matured in May 2018, and any remaining proceeds were used for general corporate purposes. In connection with this offering we terminated interest rate lock agreements with a notional value of $600.0 million resulting in net proceeds of $31.1 million. The proceeds will amortize over the term of the 3.950% Notes using the effective interest method. There was no ineffectiveness recognized in the termination of these cash flow hedges.
Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually. The senior notes have a make-whole provision that is exercisable at any time three months prior to their respective maturity dates at a stated redemption price.
Tax-Exempt Financings
As of June 30, 2018 and December 31, 2017, we had $1,036.6 million and $1,036.0 million, respectively, of fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of June 30, 2018, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
Intended Uses of Cash
We intend to use excess cash on hand and cash from operating activities to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments. Debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe our excess cash, cash from operating activities and our availability to draw from our Credit Facility provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.
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
Our fuel costs were $185.8 million during the six months ended June 30, 2018, or 3.8% of revenue, compared to $167.7 million during the comparable period in 2017, or 3.4% of revenue.
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
Revenue from sales of these products during the six months ended June 30, 2018 and 2017 was $144.0 million and $269.9 million, respectively. In accordance with our adoption of the new revenue recognition standard, rebates paid to customers associated with recycled commodities were presented as a reduction to revenue for the six months ended June 30, 2018. Similar costs were presented as a cost of operations for the six months ended June 30, 2017.
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
As of June 30, 2018, we had $1,167.1 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We acquired ReCommunity in October 2017 (refer to Note 3, Business Acquisitions, Investments and Restructuring Charges, to
our audited consolidated financial statements in Item 8 of Part 2 of our Annual Report on Form 10-K for the year ended December 31, 2017). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, we excluded ReCommunity from our evaluation of internal control over financial reporting as of June 30, 2018 and December 31, 2017. We will continue the process of implementing internal controls over financial reporting for ReCommunity. As of June 30, 2018, assets excluded from management's assessment totaled $67.1 million and contributed less than 2% of revenue to our consolidated financial statements for the three and six months ended June 30, 2018.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $48 million relating to our outstanding legal proceedings as of June 30, 2018. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $51 million higher than the amount recorded as of June 30, 2018.
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
Bridgeton Landfill Matters - Regulatory
On July 23, 2012, the Missouri Department of Natural Resources ("MDNR") issued a notice of violation ("NOV") to the closed Bridgeton Landfill in Bridgeton, Missouri after it determined that a sub-surface smoldering event ("SSE") was occurring at the landfill. The NOV specified required actions intended to prevent the spread of the SSE, offsite odors, and environmental pollution.  On March 27, 2013, the Missouri Attorney General's Office, on behalf of MDNR, sued Republic Services, Inc., and our subsidiaries Allied Services, LLC, and Bridgeton Landfill, LLC in the Circuit Court of St. Louis County in connection with odors and leachate from the landfill.  The action alleged, among other things, violations of the Missouri Solid Waste Management, Hazardous Waste Management, Clean Water, and Air Conservation Laws, and claims for nuisance, civil penalties, costs, and natural resource damages.  The suit sought a preliminary and permanent injunction requiring us to take measures to remedy the alleged resulting nuisance, civil penalties of approximately $37 million, and other relief. On June 29, 2018, the parties resolved the matter, including the NOV, by entering into a Final Consent Judgment. Under the Final Consent Judgment, Bridgeton Landfill, LLC will make total cash payments of $16 million, including a $12.5 million payment to a community project fund. The fund will be administered by a third party to pay for projects intended to improve the environment, public health, safety, and welfare of communities near the Bridgeton Landfill. The remaining $3.5 million payment is for MDNR site monitoring costs, payments for alleged damages to natural resources, and a penalty for alleged violations of Missouri law. The Final Consent Judgment also incorporates a comprehensive operating plan for the site and provides financial assurance requirements to secure completion of the obligations set forth in the operating plan.
Arbor Hills Landfill Matter
BFI Waste Systems of North America, LLC ("BFIWS") formerly owned a landfill gas collection and control system ("GCCS") at the Arbor Hills Landfill in Salem Township, Michigan. The Michigan Department of Environmental Quality ("MDEQ") issued NOVs to BFIWS on February 2, March 15, April 29, and December 14, 2016 and the EPA issued a Finding of Violation ("FOV") to BFIWS on September 29, 2016. The NOVs and FOV, which were issued prior to the transfer of ownership of the GCCS, relate to alleged off site odors and operation conditions at the landfill. On March 20, 2018, BFIWS received a Notice of Intent to File Civil Administrative Complaint from the EPA that proposes a penalty of $0.9 million. BFIWS is negotiating the amount of the penalty. BFIWS has not yet received a proposed civil penalty or demand from MDEQ.

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
Rainbow Transfer/Recycling, Inc. Matter
Between 2013 and 2015, the South Coast Air Quality Management District (“SCAQMD”) issued NOVs to Rainbow Transfer/Recycling, Inc. (“Rainbow”) for alleged odors from operations at Rainbow’s Huntington Beach, California facility. To resolve the NOVs, Rainbow and SCAQMD entered into a Stipulated Abatement Order (“SAO”) and a Settlement Agreement (“SA”). The SAO and SA required Rainbow to construct a Secondary Recycling Building (“SRB”) to enclose construction and demolition debris recycling operations by December 1, 2017. Due to permitting delays and weather, the SRB was not completed by this date.  The SA allowed SCAQMD to impose a $250,000 civil penalty on Rainbow if it missed the deadline. On February 13, 2018, Rainbow served on SCAQMD a Petition for Writ of Mandate and Complaint for Declaratory Relief (“Writ Petition”) disputing that the penalty is owed based on the SA’s force majeure provision. The Writ Petition is pending in Superior Court for the State of California, County of Los Angeles. In July 2018, the parties reached a full and final settlement of the matter. Rainbow has agreed to contribute $250,000 to an SCAQMD fund to be used for placement of air filtration systems in schools within SCAQMD’s boundaries. In addition, Rainbow has agreed to request the dismissal, with prejudice, of the pending Writ Petition.

ITEM 1A.	RISK FACTORS.
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Except for as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, there have been no material changes during the six months ended June 30, 2018 from or updates to the risk factors discussed in Part I, Item 1A, "Risk Factors", of our 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 1 - 30	868,504	$66.03	868,504	$1,529,119,274
May 1- 31	1,001,230	67.07	1,001,230	1,461,965,952
June 1 - 30	1,384,000	68.65	1,384,000	1,366,951,646
	3,253,734		3,253,734

(a)
In October 2017, our board of directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Before this, $98.4 million remained under the prior authorization. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the board of directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2018, 0.2 million repurchased shares were pending settlement and an associated $10.3 million was unpaid and included within other accrued liabilities.

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

4.1
Credit Agreement, dated as of June 8, 2018, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Ling Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 11, 2018).

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

REPUBLIC SERVICES, INC.

Date:	July 26, 2018	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	July 26, 2018	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)