Form 10-K
period 2018-12-31
REPUBLIC SERVICES, INC.
filed 2019-02-08
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2018, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $22.2 billion.

As of January 31, 2019, the registrant had outstanding 321,615,522 shares of Common Stock (excluding treasury shares of 30,418,678).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and energy services in the United States, as measured by revenue. As of December 31, 2018, we operated facilities in 41 states and Puerto Rico through 349 collection operations, 207 transfer stations, 190 active landfills, 91 recycling processing centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 129 closed landfills. We were incorporated in Delaware in 1996.
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
We have a robust market planning process to identify opportunities to grow internally through capital investments and infrastructure development, and externally through acquisitions and public-private partnerships. Additionally, our market planning process allows us to analyze market conditions and proactively adjust to trends as they emerge, including the effects of demographic shifts, and changes in the market and the competitive landscape.
Internal Growth

•
Volume Growth - We believe waste volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting solid waste and recyclable materials under residential collection contracts with municipalities, exclusive franchise agreements, and small-container and large-container contracts. We also look to enter into long-term disposal and recycling processing contracts with municipalities and other third parties. By obtaining such long-term agreements, we can grow our contracted revenue base at the same rate as the underlying economic growth in these markets. In addition, by securing a base of long-term recurring revenue, we are better able to protect our market position from competition. We work to increase volumes while ensuring that prices charged for our services generate an appropriate return on our capital investment.

•
Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in vehicles, equipment, landfills, transfer stations and recycling processing centers.

•
Expansion of Recycling Capabilities - Based on an industry trade publication, we believe approximately 35% of municipal solid waste is recycled. Communities have increasingly committed to enhance and expand their recycling programs for their residents. We continue to focus on innovative waste disposal processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an appropriate return. We will continue to look for opportunities to expand our recycling capabilities in markets where customers are demanding these services and demonstrating a willingness to pay, and we can earn an appropriate return on our investment.

•
Infrastructure Development - We seek to identify opportunities to further our position as a vertically integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, transfer stations, landfills and recycling processing centers. Where appropriate, we seek to obtain permits to build transfer stations, recycling processing centers and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

External Growth

•
Acquisitions and Public-Private Partnerships - Our acquisition growth strategy focuses primarily on acquiring privately held solid waste and recycling companies that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately-held companies, including increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements and technology and the limited number of exit strategies for privately-held companies. We also evaluate opportunities to acquire operations and facilities that are being divested by other publicly-owned waste companies.

We continue to invest in value-enhancing acquisitions in existing markets. Generally, we expect to maintain a steady pace of tuck-in acquisition investment of approximately $200 million annually. Given our free cash flow, availability under our credit facilities and our ability to access the public capital markets, we have the financial flexibility to make additional acquisitions that will complement our existing business platform, including larger acquisitions if the right opportunities present themselves.
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
Organizational Structure
A key enabler of the Republic Way operating model is our organizational structure that fosters a high performance culture by maintaining 360-degree accountability and full profit and loss responsibility with local management, supported by a functional structure to provide subject matter expertise. This structure allows us to take advantage of our scale by coordinating functionally across all of our markets, while empowering local management to respond to unique market dynamics.
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
Through this operating model, we have rolled out several productivity and cost control initiatives designed to deliver the best service possible to our customers in an efficient and environmentally sound way.

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
Fleet Conversion to Compressed Natural Gas (CNG)
Approximately 20% of our fleet operates on natural gas. We expect to continue our gradual fleet conversion to CNG as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is the most prudent approach to realizing the full value of our previous fleet investments. Approximately 13% of our replacement vehicle purchases during 2018 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2018, we operated 37 CNG fueling stations.
Standardized Maintenance
Based on an industry trade publication, we operate the seventh largest vocational fleet in the United States. As of December 31, 2018, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,000	7.5
Small-container	4,700	7.0
Large-container	4,300	8.8
Total	16,000	7.7
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
People and Talent Agenda
The goal of our people and talent agenda pillar is to create an environment to attract and retain the best talent. Our people continue to be the most critical component in successfully executing our strategy. We strive to make Republic a desirable place to work for our approximately 36,000 full-time employees by creating learning experiences and programs that develop, train, engage and motivate, as well as compensation and benefits that attract and retain the best workforce. With a focus on safety, learning and talent development, and diversity and inclusion, we aspire to be a company where the best people want to work and are engaged every day.
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. Due to the nature of our industry, we prioritize safety above all else and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 40% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees touch, there are constant reminders for employees to go home in the same condition that they came to work. Our goal is to ensure every one of our employees returns home safely each night.
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

We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, the National Waste & Recycling Association’s Driver of the Year. Republic drivers have won 73% of the Driver of the Year awards issued for the large truck category since 2009.
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
Developing our leaders is also a critical part of our people and talent agenda. From our Leadership Fundamentals program, a program for all leaders of people, to our Leadership Trainee and General Manager Acceleration programs for early career leaders, we have developed programs and experiences to help ensure that as our leaders progress, they are accumulating the skills necessary to be successful at each level. Our Leadership Fundamentals program was awarded the 2018 Brandon Hall Group Excellence award for best advance in leadership development. Our Leadership Trainee program has enabled us to place new leaders in key positions in the field and at our Phoenix headquarters. Our General Manager Acceleration program is designed to enable its participants to become the next generation of General Managers. Ongoing support for leaders is provided by way of a bi-weekly leadership video-cast that reinforces the concepts from our leadership trainings, challenges employees to continue to apply the key learnings, and offers ongoing tools for addressing the more seasonal aspects of leading throughout the year. Over the last three years, more than 4,600 leaders have completed our Leadership Fundamentals program, creating a common language and toolkit for how we coach and develop employees.
Diversity and Inclusion
We are actively and intentionally creating an environment in which all individuals are welcomed and valued. Our Mosaic Council continues to develop new strategies and activities to create a more diverse workforce and inclusive work environment. Through these efforts, we can leverage our best thinking to improve our culture and better serve our customers. In 2017, the Mosaic Council launched the Women of Republic networking group, which was developed to provide a platform to empower members and enrich a diverse culture that values, develops and advances women in leadership. Advancing women in leadership roles will provide greater diversity of thought and perspective which has been proven to drive better decision making.
We believe there is no better way to protect our planet than to recruit and hire the heroes who have protected our country. We actively recruit and hire veterans - those transitioning from military life as well as those long discharged from active duty. We value the skills, experience and operational excellence they bring to our organization, as well as their commitment to a better tomorrow. Historically, we have had great success hiring veterans. In 2018, for example, 50% of maintenance managers and 25% of general managers that we hired self-identified as having served in the U.S. Army, Navy, Marines, Air Force or Coast Guard.
Customer Zeal
The goal of our customer zeal pillar is to drive customer loyalty by offering differentiated products and services specifically designed to meet our customers’ needs. We believe this increases customer loyalty and willingness to pay for a higher value service.
To help our sales team identify specific customer needs and configure the right offering, we use a Priority Based Selling (PBS) technique and our Capture pricing tool nationwide.

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
To help ensure a consistent customer experience, we invested in our customer service capabilities and consolidated over 100 customer service locations into three Customer Resource Centers. The new state-of-the-art facilities and the technology deployed provide our customer service employees with the tools and capabilities they need to provide better levels of service though a variety of communication channels. The state-of-the-art centers enhance the customer experience and provide us a platform to reduce the cost to service our customers.

To help ensure our efforts are making an impact and building customer loyalty, we solicit feedback from our customers, including net promoter score, so that every General Manager receives recent, relevant feedback that allows him or her the ability to reach out to customers directly and address issues immediately.
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

•	Our MyResource® customer portal and mobile app are online account management tools, allowing customers access to their accounts and our services.

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
We believe we have a responsibility to regenerate our planet with the materials we are entrusted to handle every day by driving increased recycling, generating renewable energy, and helping our customers be more resourceful. Additionally, regulatory and market developments that are related to concerns about potential impacts from climate change present us with a strategic business opportunity to reduce our own emissions while also providing our customers with sustainable solutions that reduce their greenhouse gas emissions. Leading by example, we are working diligently to improve our relationship with the environment and society in our own operations through decreased vehicle emissions, innovative landfill technologies, use of renewable energy, community engagement and employee growth opportunities. Sustainability contributes to a cleaner world, while also providing opportunities to improve brand awareness, to increase customer loyalty, to grow our business, to motivate our employees and to differentiate Republic from our competitors.
To maximize our efforts, we have chosen to focus our sustainability platform around the following five areas:

•
Materials Management. We recognize we have an opportunity to extract value from materials in the waste stream in the form of commodities and energy and also reduce greenhouse gas emissions from those materials.

•
Operations. We are working to minimize the effect of our operations around our fleet, landfills and buildings. Whenever we reduce waste and inefficiency, we become more sustainable and reduce our costs.

•	Communities. We are devoted to being a good neighbor through customer and community engagement, philanthropic giving, and infrastructure investments.

•	Safety. We are committed to creating a safe environment for our employees, our customers and the communities we serve.

•	People. We employ and develop talented professionals who are committed to our planet, our customers and our Company.
Each of these areas has a significant effect on the environment and society and contributes to preserving our Blue Planet, while enhancing the foundation of our business going forward. We developed programs that enabled us to reduce our emissions by 2.5 million tons of carbon dioxide equivalent over the five year period ended December 31, 2018, including development of at least two landfill gas-to-energy projects each year, adding at least 150,000 tons per year of recycling capacity, and reducing the greenhouse gas emissions from our fleet by 3%. We achieved these goals in 2018 and will introduce new goals in 2019. In addition, we have a safety goal to reduce our OHSA recordable rates by 7% year over year. From 2013 to 2017, Republic reduced its scope 1 & 2 greenhouse gas emissions by 15.6%.
We have been steadily building on our sustainability progress and performance. We were named to the North American and World Dow Jones Sustainability Indices (DJSI) for a third consecutive year in 2018. We believe the DJSI is the gold standard for corporate sustainability. In addition, we earned the CDP Climate and Supply Chain Climate Management Level distinctions.

These achievements demonstrate our ability to connect financial performance with environmental and social performance, including addressing various risks and opportunities posed by climate change. The rankings also highlight Republic's leadership in corporate governance, environmental, social and financial aspects of sustainability. Finally, we released our fourth Sustainability and GRI Reports which are available on our website at republicservices.com/sustainability.
Given the importance of corporate sustainability to our stakeholders, Republic created a dedicated Sustainability and Corporate Responsibility Committee of the Board of Directors in 2015. This committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risk, including cyber security, environmental and climate related risks, and reputational risks. We believe that Republic's environmental, social and governance initiatives require a dedicated Board committee due to the unique nature of sustainability risks, which includes the time frame in which some of these risks will play out, the difficulty in quantifying the impact of these risks, the interconnected aspects of these risks and the challenges associated with managing uncertainty.
Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. Our ability to steadily increase free cash flow allows us to efficiently execute our capital allocation strategy, which includes investing in acquisitions and returning a majority of free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa2 by Moody’s Investors Service, Inc. as of December 31, 2018. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2018, our Board of Directors approved an increase in the quarterly dividend to $0.375 per share, which represents an increase of approximately 9% over the prior year. Over the last five years, our dividends have increased at a compounded annual growth rate of 7.6%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. As of December 31, 2018, there was $1.1 billion remaining under our share repurchase authorization. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
Shareholder Value
We are committed to creating long-term shareholder value by generating consistent earnings and cash flow growth, while continually improving returns on invested capital. Our incentive compensation programs are aligned with these objectives at all levels of management. We have an active shareholder outreach program and routinely interact with shareholders on a number of matters, including governance, executive compensation, environmental and social matters.
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

Brian Bales was named Executive Vice President, Chief Development Officer in February 2015. Mr. Bales has been with Republic for over 20 years, serving as Executive Vice President, Business Development from December 2008 to February 2015, and Vice President, Corporate Development from 1998 until the Allied acquisition in December 2008. Prior to his time at Republic, Mr. Bales held roles of increasing responsibility in finance and business development for Ryder System, Inc. from 1993 to 1998, and served as chief financial officer for EDIFEX & VTA Communications from 1988 through 1993. Prior to that, Mr. Bales was an accountant for PwC (formerly Price Waterhouse) from 1986 to 1988.
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
Integrated Operations
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by controlling waste streams from the point of collection through processing or disposal. During the year ended December 31, 2018, approximately 68% of the total waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling processing centers in markets where diversion of waste is a priority, it is profitable to do so, and we can earn an appropriate return on our investment.
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services.
Collection Services
We provide residential, small-container, and large-container solid waste collection services through 349 collection operations. In 2018, approximately 75% of our total revenue was derived from our collection business, of which approximately 22% of our total revenue relates to residential services, approximately 31% relates to small-container services, and approximately 22% relates to large-container services.
Our residential collection business involves the curbside collection of waste for transport to transfer stations, or directly to landfills or recycling processing centers. We typically perform residential solid waste collection services under contracts with municipalities, which we generally secure through competitive bids, which give us exclusive rights to service all or a portion of the homes in the municipalities. These contracts usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on the market, collection frequency, type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the customers receiving the service.
In our small-container business, we supply our customers with waste containers of varying sizes. We typically perform small-container collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs and the cost of processing or disposal. Our small-container services are typically offered to small business complexes, multi-family housing and strip malls, and include industries such as restaurants, retail, real-estate, and professional and other services.
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
Transfer Services
We own or operate 207 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2018. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling processing centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfills with an additional gate to extend their geographic reach.
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
Landfill Services
We own or operate 190 active landfills. Our tipping fees charged to third parties accounted for approximately 13% of our revenue during 2018. As of December 31, 2018, we had 37,800 permitted acres and total available permitted and probable expansion disposal capacity of approximately 5 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are seeking to expand permitted capacity at certain landfills; however, we cannot assure you that all proposed or future expansions will be permitted as designed.
Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides economic and environmental benefits, including reducing air pollution through the capture and use of methane. As of December 31, 2018, we operated 75 landfill gas and renewable energy projects.

We also have responsibility for 129 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services
We own or operate 91 recycling processing centers. These facilities generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 3% of our revenue during 2018. Approximately 73% of our recycling processing center volume is fiber based and includes OCC, ONP and other mixed paper. Of the 5.1 million tons we sold during 2018, 2.8 million tons moved through our recycling processing centers and 2.3 million tons were collected by us and delivered to third parties.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $18 million and $18 million, respectively.
In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party processing facilities.
As consumer demand for recycling services has increased, we have met that demand by integrating recycling components to each of our collection service offerings. Our goal is to provide a complete waste stream management solution to our customers in a vertically integrated, environmentally sustainable way.
We continue to invest in proven technologies to control costs and to simplify and streamline recycling for our customers. For example, advanced sorting equipment, such as disk screens, magnets and optical sorters, identifies and separates different kinds of paper, metals, plastics and other materials to increase efficiency and maximize our recycling efforts.
Energy Services
In addition to certain of our landfill disposal sites, we own or operate 7 treatment, recovery and disposal facilities and 11 salt water disposal wells. Energy services waste is generated from the by-products of oil and natural gas exploration and production activity, including waste created throughout the initial drilling and completion of an oil or natural gas well, production wastes and water produced during a well's operating life, contaminated soils that require treatment during site reclamation, and substances that require clean-up after a spill. Revenue is therefore primarily generated through waste managed from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services including closed loop collection systems and the sale of recovered products. In 2018, approximately 2% of our revenue was derived from energy services. Energy services activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.
Other Services
Other revenue consists primarily of National Accounts revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Competition
We operate in a competitive industry. Competition in the non-hazardous solid waste industry comes from a few other large, national publicly-owned companies, several regional publicly- and privately-owned companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.
We compete for collection accounts primarily based on our product offering, quality of service and price. From time-to-time, our competitors reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. Our ability to maintain and increase prices in certain markets may be impacted by our competitors’ pricing policies. This may have an effect on our future revenue and profitability.
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

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements that are more stringent than those of Subtitle D. Our failure to comply with any of these environmental requirements at any of our locations may lead to temporary or permanent loss of an operating permit, which would result in costs in connection with securing new permits, reduced revenue from lost operational time, and increased third party disposal costs.
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

•
The Clean Air Act.  The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems along with landfill gas control systems unless emissions are below established thresholds. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. On July 14, 2016, the EPA issued final amendments to its regulations that require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate rule finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions were part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate, in this Form 10-K.

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

State and Local Regulation
Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. In addition, our operations may be affected by the trend in many states toward requiring solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, food waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been adopted in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been considered, or are under consideration by, the U.S. Congress and the EPA.
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
Liabilities Established for Landfill and Environmental Costs
We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our amortization rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate; however, environmental laws may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us. Refer to the Contractual Obligations section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Form 10-K and to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Form 10-K for further information.
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
Availability of Reports and Other Information
Our corporate website is republicservices.com. We make available on that website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and amendments to those materials filed or furnished with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the SEC. Our corporate website also contains our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, Code of Ethics, Political Contributions Policy, and Charters of the Audit Committee, Management Development and Compensation Committee, Nominating and Corporate Governance Committee, and Sustainability and Corporate Responsibility Committee of the Board of Directors. In addition, the SEC makes available at its website (sec.gov), free of charge, reports, proxy statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at republicservices.com.

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

•
compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	safety and operational risks, including the risk of personal injury to our employees or third parties;

•
potential increases in our costs if we are required to provide additional funding to any multiemployer pension fund to which we contribute or if a withdrawal event occurs with respect to any such fund;

•	the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	the impact of U.S. and international tax laws and regulations on our business;

•	a cyber-security incident that could negatively impact our business and our relationships with customers and employees; and

•
acts of war, riots or terrorism, including the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States.

The risks included here are not exhaustive. Refer to the Risk Factors in this Item 1A for further discussion regarding our exposure to risks. You should be aware that any forward-looking statement in this Form 10-K and the documents incorporated herein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statement. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Form 10-K and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.
General economic conditions can directly and adversely affect our operating results.
Our business is directly affected by changes in national and general economic factors and overall economic activity that are outside of our control, including consumer confidence and interest rates. A weak economy generally results in decreases in volumes of waste generated, which adversely affects our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust quickly to match declining waste volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, a decline in waste volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Operating in an environment of worsening economic conditions could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Further, recovery in the solid waste industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.
Weakness in the U.S. economy may expose us to credit risk for amounts due from governmental entities, large national accounts, industrial customers and others.
Weakness in the U.S. economy reduces the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or energy services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
The waste industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices or other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies. Competition for collection accounts is primarily based on the quality of services and/or price. Competition for disposal business is primarily based on price, geographic location and quality of operations. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue and greater opportunities for tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, our collection operations may have difficulty competing effectively. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
Price increases may not be adequate to offset the effect of increased costs and may cause us to lose volume.
We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in assets such as our landfills. From time to time, our competitors reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions also may limit our ability to raise prices. For example, many of our contracts have price adjustment provisions that are tied to an index such as the consumer price index. Particularly in a weak U.S. economy, our costs may increase in excess of the increase, if any, in the consumer price index. This may continue to be the case even when the U.S. economy recovers because a recovery in the solid waste industry historically has lagged behind a recovery in the general economy. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. Price increases also might cause us to lose volume to lower-cost competitors.
Increases in the cost of fuel or petrochemicals would increase our operating expenses, and we cannot assure you that we would be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $391.4 million in 2018, or 3.9% of revenue, compared to $349.8 million in 2017, or 3.5% of revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2018, approximately 6% of our fuel volume purchases were hedged with swap agreements (fuel hedges). All of our fuel hedges settled on or before December 31, 2018. Additionally, we are able to collect fuel recovery fees from some customers. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $26 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $25 million. A substantial rise or drop in fuel costs could materially affect our revenue and cost of operations.
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
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations decreased the demand for recyclable materials and resulted in lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. Approximately 73% of our recycling processing center volume is fiber based and includes OCC, ONP and other mixed paper.

Historically, to manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2017, we entered into multiple agreements related to forecasted OCC sales, all of which expired in 2018.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $18 million and $18 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could materially affect our revenue and cost of operations. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we cannot provide assurance that we will enter into these agreements in the future.
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
We cannot assure you that we will be able to obtain or maintain the permits required for our operations because permits to operate new landfills and transfer stations, or to expand the permitted capacity of existing landfills, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners, governmental agencies and others may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Such actions could also create risks related to our reputation, which may limit our ability to do business. Responding to these challenges has at times increased our costs and extended the time associated with establishing new landfills and transfer stations and expanding existing landfills. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills or transfer stations or expanding existing landfills. Our failure to obtain the required permits to operate our landfills and transfer stations could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.
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
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of solid and hazardous wastes and materials, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes, including those relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes, which could have a negative effect on our consolidated financial position, results of operations and cash flows.
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
As of December 31, 2018, we had approximately $8.4 billion in principal value of debt and capital leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
We are and will continue to be involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings. Many of these matters raise complicated factual and legal issues and are subject to uncertainties. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Further, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments and adversely affect our consolidated financial condition, results of operations and cash flows.
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
As of December 31, 2018, approximately 24% of our workforce was represented by various local labor unions. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
Our obligation to fund multiemployer pension plans to which we contribute, or our withdrawal from such plans, may have an adverse effect on us.
We contribute to 26 multiemployer pension plans under collective bargaining agreements (CBAs) covering union-represented employees. Approximately 18% of our total current employees participate in such multiemployer plans. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot presently determine the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have a material adverse effect on our results of operations or cash flows for a given period.
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
For additional discussion and detail regarding multiemployer pension plans see Note 11, Employee Benefit Plans, to our consolidated financial statements in Item 8 of this Form 10-K.

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
Our future success depends on the continued contributions of several key employees and officers. The loss of the services of key employees and officers, whether through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our consolidated financial condition, results of operations, cash flows and growth prospects.
Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.
Our operations are increasingly dependent on technology. Our information technology systems are critical to our ability to drive profitable growth through differentiation, continue the implementation of standardized processes and deliver a consistent customer experience. One of the five pillars of our strategy is to grow through enabling our customers to do business with us through more channels and with better access to information and, accordingly, we have made substantial investment in our e-commerce platform. Problems with the operation of the information or communication technology systems we use could adversely affect, or temporarily disable, all or a portion of our operations. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected revenue or cost savings. Further, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws. In addition, emerging technologies that are used to recycle and process waste, as an alternative to disposal of waste in landfills, represent risks, as well as opportunities, to our current business model.
A cyber security incident could negatively impact our business and our relationships with customers.
We use information technology, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. In connection with our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 145,000 square feet of office space.

Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2018, we operated facilities in 41 states and Puerto Rico through 349 collection operations, 207 transfer stations, 190 active landfills, 91 recycling processing centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. In the aggregate, our active solid waste landfills total approximately 108,900 acres, including 37,800 permitted acres. We also had post-closure responsibility for 129 closed landfills. We believe that our property and equipment are adequate for our current needs.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $23 million relating to our outstanding legal proceedings as of December 31, 2018. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $14 million higher than the amount recorded as of December 31, 2018.
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
Pine Avenue Landfill Matter
On December 20, 2016, the EPA issued a Finding of Violation (FOV) to Allied Waste Niagara Falls Landfill, LLC (Allied-Niagara). The FOV alleges violations of the Clean Air Act and associated regulations relating to operation of Allied-Niagara’s Pine Avenue Landfill in Niagara County, New York. On October 16, 2017, Allied-Niagara received a civil penalty demand from the EPA. The demand proposes a penalty of $0.6 million or $2.5 million, depending on the results of requested sampling analysis at the site. Allied-Niagara is negotiating a resolution to the FOV, including the amount of the penalty.
West Contra Costa Sanitary Landfill Matters
The West Contra Costa Sanitary Landfill is a closed landfill formerly operated by West Contra Costa Sanitary Landfill, Inc. (WCCSL). The top deck area of the closed landfill is being utilized for a composting operation. In 2017, the Contra Costa County Health Department and the Bay Area Air Quality Management District requested that the Contra Costa County District Attorney’s Office (DA) initiate a civil enforcement action against WCCSL with respect to Notices of Violation (NOVs) from 2016 and 2017 for issues including alleged offsite odors from the composting operation and fire events in compost curing piles. In 2017 and 2018, the California State Water Resources Control Board (Water Board) issued three NOVs alleging that operations at the closed landfill violated stormwater and waste discharge requirements permits. In September 2018, we received separate penalty demands from the DA and the Water Board, totaling approximately $1.2 million in civil penalties and enforcement costs. WCCSL is negotiating a resolution to the NOVs, including the amount of penalties and enforcement costs.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG. The following table sets forth the cash dividends declared per share of common stock for the periods indicated:

Dividends Declared
Year Ended December 31, 2018:
First quarter	$0.345
Second quarter	0.345
Third quarter	0.375
Fourth quarter	0.375
Year Ended December 31, 2017:
First quarter	$0.320
Second quarter	0.320
Third quarter	0.345
Fourth quarter	0.345
There were 588 holders of record of our common stock at January 31, 2019, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2019, our Board of Directors declared a regular quarterly dividend of $0.375 per share for shareholders of record on April 1, 2019. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2018, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2018:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 1 - 31	220,646	$70.75	220,646	$1,250,482,085
November 1 - 30	816,000	74.25	816,000	1,189,896,869
December 1 - 31	1,160,414	73.95	1,160,414	1,104,079,066
	2,197,060		2,197,060

(a)
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2018, there were zero repurchased shares pending settlement.

(b)	The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2017 authorization.

(c)
Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2018.
Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2013 to December 31, 2018 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2013 and that all dividends were reinvested.

	Indexed Returns for the Years Ended December 31,
	2013	2014	2015	2016	2017	2018
Republic Services, Inc.	$100.00	$124.74	$141.23	$187.63	$226.98	$247.05
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.32
DJ W&DS Index	100.00	113.75	118.52	143.58	168.10	168.29

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of December 31, 2018 and 2017 and for each of the three years ended December 31, 2018, 2017 and 2016 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.
See Notes 1, 2, 3, 8, 9, 10 and 12 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for a discussion of basis of presentation, significant accounting policies, business acquisitions, investments and restructuring charges, landfill and environmental costs, debt, income taxes, and share repurchases and dividends, and their effect on comparability of year-to-year data. These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Data:
Revenue	$10,040.9	$10,041.5	$9,387.7	$9,115.0	$8,803.3
Expenses:
Cost of operations	6,150.0	6,214.6	5,764.0	5,518.6	5,643.1
Depreciation, amortization and depletion	1,033.4	1,036.3	991.1	970.6	906.9
Accretion	80.7	79.8	79.1	79.4	78.0
Selling, general and administrative	1,059.5	1,057.4	969.8	983.1	918.9
Withdrawal costs - multiemployer pension funds	—	1.2	5.6	4.5	1.5
Gain on business divestitures and impairments, net	(44.9)	(33.9)	(0.1)	—	20.0
Restructuring charges	26.4	17.6	40.7	—	1.8
Operating income	1,735.8	1,668.5	1,537.5	1,558.8	1,233.1
Interest expense	(383.8)	(361.9)	(371.3)	(364.9)	(348.7)
Loss from unconsolidated equity method investments	(35.8)	(27.4)	(6.1)	—	—
Loss on extinguishment of debt	(0.3)	(0.8)	(196.2)	—	(1.4)
Interest income	1.6	1.0	0.9	0.8	0.6
Other income, net	3.4	2.7	1.1	1.2	1.7
Income before income taxes	1,320.9	1,282.1	965.9	1,195.9	885.3
Provision for income taxes	283.3	3.1	352.7	445.5	337.4
Net income	1,037.6	1,279.0	613.2	750.4	547.9
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.7)	(0.6)	(0.6)	(0.5)	(0.3)
Net income attributable to Republic Services, Inc.	$1,036.9	$1,278.4	$612.6	$749.9	$547.6
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$3.17	$3.79	$1.79	$2.14	$1.54
Weighted average common shares outstanding	326.9	337.1	343.0	350.0	356.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$3.16	$3.77	$1.78	$2.13	$1.53
Weighted average common and common equivalent shares outstanding	328.4	339.0	344.4	351.4	358.1
Cash dividends per common share	$1.44	$1.33	$1.24	$1.16	$1.08
Statement of Cash Flows Data:
Cash provided by operating activities	$2,242.8	$1,910.7	$1,847.8	$1,679.7	$1,529.8
Purchases of property and equipment	1,071.8	989.8	927.8	945.6	862.5
Proceeds from the sale of property and equipment	31.6	6.1	9.8	21.2	35.7
Balance Sheet Data:
Cash and cash equivalents	$70.5	$83.3	$67.8	$32.4	$75.2
Restricted cash and marketable securities	108.1	141.1	90.5	100.3	115.6
Total assets	21,617.0	21,147.0	20,629.6	20,535.9	20,052.4
Total debt	8,337.5	8,187.4	7,658.9	7,532.9	7,019.6
Total stockholders' equity	7,929.5	7,961.1	7,693.7	7,776.6	7,747.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K. This discussion may contain forward-looking statements that anticipate results that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors in this Form 10-K.
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and energy services in the United States, as measured by revenue. As of December 31, 2018, we operated facilities in 41 states and Puerto Rico through 349 collection operations, 207 transfer stations, 190 active landfills, 91 recycling processing centers, 7 treatment, recovery and disposal facilities, and 11 salt water disposal wells. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 129 closed landfills.
On January 1, 2018, we adopted Financial Accounting Standards Board's (FASB) ASU 2014-09, Revenue from Contracts with Customer (Topic 606) and Other Assets and Deferred Costs-Contracts with Customer (Subtopic 340-40) (ASU 2014-09 or the new revenue recognition standard) using the modified retrospective approach. The results presented below for the years ended December 31, 2017 and 2016 reflect our historical presentation prior to the adoption of the new revenue recognition standard.
Revenue for the year ended December 31, 2018 remained consistent at $10,040.9 million compared to $10,041.5 million for the same period in 2017. Excluding the impact from the new revenue recognition standard, revenue for the year ended December 31, 2018 increased in the aggregate by 4.0%. This change in revenue is due to increases in total price, including fuel recovery fees, of 3.0%, acquisitions, net of divestitures of 1.5%, volume of 0.4%, and energy services of 0.2%, partially offset by the impact of recycling processing and commodity sales of (1.1)%. The impact from the adoption of the new revenue recognition standard entirely offset these increases in revenue.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2018, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	2018		2017		2016
Revenue	$10,040.9	100.0%	$10,041.5	100.0%	$9,387.7	100.0%
Expenses:
Cost of operations	6,150.0	61.2	6,214.6	61.9	5,764.0	61.4
Depreciation, amortization and depletion of property and equipment	977.0	9.7	965.3	9.6	919.8	9.8
Amortization of other intangible assets and other assets	56.4	0.6	71.0	0.7	71.3	0.8
Accretion	80.7	0.8	79.8	0.8	79.1	0.8
Selling, general and administrative	1,059.5	10.5	1,057.4	10.5	969.8	10.3
Withdrawal costs - multiemployer pension funds	—	—	1.2	—	5.6	0.1
Gain on business divestitures and impairments, net	(44.9)	(0.4)	(33.9)	(0.3)	(0.1)	—
Restructuring charges	26.4	0.3	17.6	0.2	40.7	0.4
Operating income	$1,735.8	17.3%	$1,668.5	16.6%	$1,537.5	16.4%
Our pre-tax income was $1,320.9 million for the year ended December 31, 2018 compared to $1,282.1 million and $965.9 million in 2017 and 2016, respectively. Our net income attributable to Republic Services, Inc. was $1,036.9 million, or $3.16 per diluted share for 2018, compared to $1,278.4 million, or $3.77 per diluted share, for 2017, and $612.6 million, or $1.78 per diluted share, for 2016.

During each of 2018, 2017 and 2016, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Cost of Operations, Selling, General and Administrative Expenses and Income Taxes discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$1,320.9	$1,036.9	$3.16	$1,282.1	$1,278.4	$3.77	$965.9	$612.6	$1.78
Withdrawal costs - multiemployer pension funds (2)	—	—	—	1.2	0.7	—	5.6	3.4	0.01
Restructuring charges	26.4	19.4	0.07	17.6	10.6	0.03	40.7	24.6	0.07
Loss on extinguishment of debt (1)(2)	0.3	0.2	—	0.8	0.5	—	203.4	122.7	0.36
Gain on disposition of assets and asset impairments, net (3)	(44.9)	(24.7)	(0.08)	(33.9)	(9.1)	(0.03)	(0.1)	—	—
Incremental contract startup costs - large municipal contract	5.7	4.2	0.01	8.2	5.0	0.02	—	—	—
Adoption of the Tax Act (1)	—	0.3	—	—	(463.9)	(1.36)	—	—	—
Bridgeton insurance recovery, net	(28.0)	(21.4)	(0.07)	—	—	—	—	—	—
Total adjustments	(40.5)	(22.0)	(0.07)	(6.1)	(456.2)	(1.34)	249.6	150.7	0.44
As adjusted	$1,280.4	$1,014.9	$3.09	$1,276.0	$822.2	$2.43	$1,215.5	$763.3	$2.22
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2018.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2017.
(3) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2016.
We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP), provides an understanding of operational activities before the financial effect of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs and have recorded similar recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2018 or 2017). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they are incurred. We adjusted for the impact associated with our adoption of The Tax Cuts and Jobs Act (the Tax Act) due to the significant decrease in the federal corporate tax rate and the magnitude of the effect on our operating results. In the case of the Bridgeton insurance recovery, we adjusted for the impact due to the significant effect on our operating results; however, in the ordinary course of our business, we often realize recoveries that we do not adjust from our operating results. Our definitions of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Withdrawal costs - Multiemployer Pension Funds. During 2017 and 2016, we recorded charges to earnings of $1.2 million and $5.6 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Restructuring charges. In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and the closure of certain office locations. During 2018, we incurred restructuring charges of $26.4 million that primarily consisted of severance and other employee termination benefits, the closure of offices with non-cancelable lease agreements, and the redesign of our back-office functions and software systems. We expect annual savings of approximately $25 million to $30 million as a result of these restructuring efforts. We paid $24.7 million during 2018 related to these restructuring efforts.
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The redesign of our back-office functions and software systems continued into 2018. During the years ended December 31, 2017 and 2016, we incurred $17.6 million and $40.7 million of restructuring charges, respectively, that primarily consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. These savings have been reinvested in our customer-focused programs and initiatives.
In 2019, we expect to incur additional restructuring charges of approximately $5 million primarily related to the consolidation of back-office functions, upgrades to back-office software systems, lease exit and contract termination costs and the relocation of certain employees. Substantially all of these restructuring charges will be recorded in our corporate segment.
Loss on extinguishment of debt. During 2018, we incurred a $0.3 million loss on the extinguishment of certain financing arrangements. In the fourth quarter of 2017, we retired $86.7 million of 5.25% tax-exempt bonds due June 2023, resulting in a non-cash charge for deferred issuance costs of $0.8 million. During 2016, we completed cash tender offers to purchase $575.4 million of outstanding notes and debentures with coupons ranging from 5.7% to 7.4% (the Existing Notes). Additionally, we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes) and used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase the $575.4 million of the combined aggregate principal amount of the Existing Notes. We also used the net proceeds to pay a premium due of $148.1 million and early tender consideration of $28.7 million.
Gain on disposition of assets and asset impairments, net. During 2018, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $44.9 million. During 2017, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $27.1 million. We also recorded a net gain on disposition of assets and asset impairments of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills. During 2016, we recorded a charge to earnings of $4.6 million primarily related to environmental costs associated with one of our divested landfills. During 2016, we also recorded a net gain related to a business divestiture of $4.7 million.
Incremental contract start-up costs - large municipal contract. During 2018 and 2017, we incurred costs of $5.7 million and $8.2 million, respectively, related to the implementation of a large municipal contract. These costs did not meet the capitalization criteria prescribed by the new revenue recognition standard.
Adoption of the Tax Act. The Tax Act was enacted on December 22, 2017. Among other things, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. For the year ended December 31, 2017, we recorded provisional amounts based on our estimates of the Tax Act's effect to our deferred taxes, uncertain tax positions, and one-time transition tax. These adjustments reduced our tax provision by $463.9 million. During 2018, we adjusted the provisional amounts recorded as of December 31, 2017 for the one-time transition tax, deferred taxes and uncertain tax positions. These adjustments increased our tax provision by $0.3 million.
Bridgeton insurance recovery, net. During 2018, we collected an insurance recovery of $40.0 million related to our closed Bridgeton Landfill in Missouri, which we recognized as a reduction of remediation expenses in our cost of operations. In addition, we incurred $12.0 million of incremental costs attributable to the Bridgeton insurance recovery.
Recent Developments
2019 Financial Guidance
In 2019, we will continue to focus on managing the controllable aspects of our business by enhancing the quality of our revenue, investing in profitable growth opportunities and reducing costs. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improve return on invested capital. We are committed to an efficient capital structure, maintaining our investment grade credit ratings and increasing cash returned to our shareholders.

Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2019. Specific guidance follows:
Revenue
We expect 2019 revenue to increase by approximately 4.25 to 4.75% comprised of the following:

Increase (Decrease)
Average yield	2.75%
Volume	0.0 to 0.25
Energy services	–
Fuel recovery fees	0.25
Recycling processing and commodity sales	0.25 to 0.5
Acquisitions / divestitures, net	1.0
Total change	4.25 to 4.75%
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
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2019 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2018. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2019	(Actual) Year Ended December 31, 2018
Diluted earnings per share	$ 3.22 to 3.27	$3.16
Restructuring charges	0.01	0.07
(Gain) loss on business divestitures and impairments, net	—	(0.08)
Incremental contract startup costs	—	0.01
Bridgeton insurance recovery, net	—	(0.07)
Adjusted diluted earnings per share	$ 3.23 to 3.28	$3.09
The 2019 anticipated adjusted diluted earnings per share assumes an effective tax rate of approximately 24% and an approximately $60 million charge related to solar energy investments that qualify for tax credits. The charge will be recorded as a loss from unconsolidated equity method investments.
We believe that the presentation of adjusted diluted earnings per share, which excludes restructuring charges, (gain) loss on business divestitures and impairments, net, incremental contract startup costs, and certain insurance recoveries provides an understanding of operational activities before the financial effect of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.

Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and energy services. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees charged to third parties. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recycled commodities. Our revenue from energy services consists mainly of fees we charge for the treatment and disposal of liquid and solid waste derived from the production of oil and natural gas. Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the years ended December 31, 2018, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	2018		2017		2016
Collection:
Residential	$2,235.1	22.3%	$2,285.7	22.8%	$2,239.7	23.9%
Small-container	3,057.5	30.5	2,995.6	29.8	2,877.5	30.7
Large-container	2,181.1	21.7	2,087.9	20.8	1,975.8	21.0
Other	43.8	0.4	44.2	0.4	38.2	0.4
Total collection (1)	7,517.5	74.9	7,413.4	73.8	7,131.2	76.0
Transfer	1,243.9		1,209.5		1,157.6
Less: intercompany	(706.4)		(703.8)		(694.1)
Transfer, net	537.5	5.4	505.7	5.0	463.5	4.9
Landfill	2,291.7		2,224.3		2,083.6
Less: intercompany	(1,020.8)		(985.5)		(962.4)
Landfill, net	1,270.9	12.7	1,238.8	12.3	1,121.2	11.9
Energy services	194.7	1.9	149.0	1.5	76.4	0.8
Other:
Recycling processing and commodity sales (2)	298.0	3.0	539.2	5.4	420.4	4.5
Other non-core	222.3	2.1	195.4	2.0	175.0	1.9
Total other	520.3	5.1	734.6	7.4	595.4	6.4
Total revenue	$10,040.9	100.0%	$10,041.5	100.0%	$9,387.7	100.0%
(1) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees are presented as a reduction to revenue for the year ended December 31, 2018. Similar fees are presented as a cost of operations for the years ended December 31, 2017 and 2016.
(2) In accordance with our adoption of the new revenue recognition standard, rebates paid to customers associated with recycled commodities are presented as a reduction to revenue for the year ended December 31, 2018. Similar costs are presented as a cost of operations for the years ended December 31, 2017 and 2016.

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Average yield	2.4%	2.5%	2.1%
Fuel recovery fees	0.6	0.4	(0.8)
Total price	3.0	2.9	1.3
Volume	0.4	1.8	1.0
Recycled commodities	(1.1)	0.9	0.5
Energy Services	0.2	0.6	(0.4)
Total internal growth	2.5	6.2	2.4
Acquisitions / divestitures, net	1.5	0.8	0.6
Subtotal	4.0	7.0	3.0
Adoption of the new revenue recognition standard	(4.0)	—	—
Total	—%	7.0%	3.0%

Core price	3.9%	4.1%	3.3%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.5%, 2.6%, and 2.3% for 2018, 2017 and 2016, respectively. Core price as a percentage of related-business revenue was 4.2%, 4.3%, and 3.7% for 2018, 2017 and 2016, respectively.
Revenue – 2018 compared to 2017
During 2018, we experienced the following changes in our revenue as compared to 2017:

•	Average yield increased revenue by 2.4% due to positive pricing in all lines of business.

•
The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.6%. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices results in an increase in our revenue. Higher fuel recovery fees for 2018 resulted primarily from the increase in fuel prices when compared to fuel prices for the same period in 2017.

•
Volume increased revenue by 0.4% primarily due to volume growth in our landfill, transfer station, and large-container collection lines of business. The volume increase in our landfill line of business is primarily attributable to increased solid and special waste volumes. These increases were partially offset by volume declines in our residential collection line of business primarily due to certain non-regrettable losses.

•
Recycled commodities decreased revenue by 1.1% primarily due to decreased commodity prices. The average price for old corrugated containers for 2018 was $97 per ton compared to $159 per ton for 2017. The average price for old newsprint for 2018 was $59 per ton compared to $100 per ton for 2017. Our processed recycled commodity volume was 2.6 million and 2.5 million tons sold for 2018 and 2017, respectively.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $18 million and $18 million, respectively.

•
Acquisitions, net of divestitures, increased revenue by 1.5% as we continue to execute on our acquisition growth strategy of acquiring privately-held solid waste, recycling, and energy service businesses that complement our existing business platform.

•	Energy services increased revenue by 0.2% due primarily to increased drilling activity compared to the same period in 2017.

Revenue – 2017 compared to 2016
During 2017, we experienced the following changes in our revenue as compared to 2016:

•	Average yield increased revenue by 2.5% due to positive pricing in all lines of business.

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

•
Recycled commodities increased revenue by 0.9% primarily due to increased commodity prices. The average price for old corrugated containers for 2017 was $159 per ton compared to $114 per ton for 2016. The average price of old newsprint for 2017 was $100 per ton compared to $99 per ton for 2016. Our processed recycled commodity volume was 2.5 million tons sold for both 2017 and 2016.

•	Acquisitions increased revenue by 0.8% primarily due to the continued execution of our acquisition growth strategy.
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
The following table summarizes the major components of our cost of operations for the years ended December 31, 2018, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	2018		2017		2016
Labor and related benefits	$2,144.3	21.3%	$2,027.2	20.2%	$1,919.4	20.4%
Transfer and disposal costs	829.3	8.3	795.9	7.9	759.7	8.1
Maintenance and repairs	986.6	9.8	940.2	9.4	894.9	9.5
Transportation and subcontract costs	647.6	6.4	585.8	5.8	537.1	5.7
Fuel	391.4	3.9	349.8	3.5	317.0	3.4
Disposal fees and taxes (1)	322.0	3.2	468.9	4.7	451.0	4.8
Landfill operating costs	241.6	2.4	220.3	2.2	175.2	1.9
Risk management	217.9	2.2	212.6	2.1	184.7	2.0
Cost of goods sold (2)	—	—	236.9	2.4	183.2	2.0
Other	409.3	4.1	377.0	3.7	341.8	3.6
Subtotal	6,190.0	61.6	6,214.6	61.9	5,764.0	61.4
Bridgeton insurance recovery	(40.0)	(0.4)	—	—	—	—
Total cost of operations	$6,150.0	61.2%	$6,214.6	61.9%	$5,764.0	61.4%
(1) Disposal fees and taxes included municipal franchise fees of $156.8 million and $153.2 million for the years ended December 31, 2017 and 2016, respectively. In accordance with our adoption of the new revenue recognition standard, these fees were presented as a reduction to revenue for the same respective period in 2018.
(2) Cost of goods sold included rebates paid to customers associated with recycled commodities for the years ended December 31, 2017 and 2016. In accordance with our adoption of the new revenue recognition standard, these rebates were presented as a reduction to revenue for the same respective period in 2018.

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Cost of Operations - 2018 compared to 2017
Our cost of operations decreased for the year ended December 31, 2018 compared to 2017, primarily due to our adoption of the new revenue recognition standard. For the year ended December 31, 2018, we recognized $337.0 million of municipal franchise fees and rebates paid to customers associated with recycled commodities as a reduction to revenue. Historically, these costs were presented as a cost of operations.
Excluding the impact of the new revenue recognition standard, our cost of operations increased for the year ended December 31, 2018 compared to 2017. The following items impacted the major components of our cost of operations for the year ended December 31, 2018:

•	Labor and related benefits increased due to higher hourly and salaried wages as a result of annual merit increases along with additional headcount attributable to acquisition-related growth.

•	Transfer and disposal costs increased primarily due to an increase in third party disposal rates and volumes disposed at third party facilities.

•	Maintenance and repairs expense increased due to the complexity of trucks, including the cost of parts and internal labor.

•
Disposal fees and taxes decreased due to our adoption of the new revenue recognition standard. Excluding this impact, disposal fees and taxes increased due to higher host community fees attributable to increased landfill volumes.

•
Transportation and subcontract costs increased primarily due to an increase in transportation costs as a result of redirecting shipments of processed recovered materials, as well as an increase in subcontracted work attributable to an increase in non-core revenues.

•
Our fuel costs increased due to an increase in the average diesel fuel price per gallon. The national average fuel cost per gallon for 2018 was $3.18 compared to $2.65 for 2017, an increase of $0.53 or approximately 20%. This increase was partially offset by compressed natural gas (CNG) tax credits that were enacted in 2018, retroactively effective to 2017 and recognized during the year ended December 31, 2018.

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

•	Landfill operating expenses increased due to increased leachate treatment, transportation and disposal costs due in part to increased rainfall in select geographic regions.
During 2018, we collected a favorable insurance recovery of $40.0 million related to our closed Bridgeton Landfill. As such, we recorded a reduction of remediation expenses.

•
Risk management expenses increased primarily due to an increase in premiums for our current year programs, which was partially offset by favorable actuarial development in our historical workers' compensation and auto liability insurance programs.

•	During 2018, other costs of operations increased primarily due to an increase in occupancy and facility costs.
Cost of Operations – 2017 compared to 2016
Our cost of operations increased for 2017 compared to 2016, primarily as a result of the following:

•
Labor and related benefits increased in aggregate dollars due to increased hourly and salaried wages as a result of merit increases, increased headcount, higher collection volumes and higher health care and benefits costs. However, as a percentage of revenue, labor and related benefits costs decreased due to higher larger-container collection and post-collection revenue primarily driven by our transfer and landfill lines of business.

•	Transfer and disposal costs increased in aggregate dollars primarily due to higher collection volumes.

•
Maintenance and repairs expense increased in aggregate dollars due to higher collection volumes, cost of parts, vehicle complexity and internal labor. However, as a percentage of revenue, maintenance and repair costs decreased due to an increase in large-container collection and post-collection revenue primarily driven by our transfer and landfill lines of business.

•	Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes.

•
Our fuel costs increased due to higher prices of diesel fuel and the expiration of CNG tax credits. The national average fuel cost per gallon for 2017 was $2.65 compared to $2.30 for 2016, an increase of $0.35, or approximately 15%.

•	Disposal fees and taxes increased in aggregate dollars primarily due to volume increases in our landfill line of business.

•	Landfill operating expenses increased due to volume increases in our landfill line of business and increased leachate transportation and disposal costs.

•
Risk management expenses increased primarily due to favorable actuarial developments in our workers' compensation program recorded during 2016 that did not recur in 2017. Additionally, we had unfavorable actuarial development in our vehicle liability insurance program in 2017.

•	During 2017, cost of goods sold increased primarily due to higher rebates paid for volumes delivered to our recycling facilities as a result of the increase in commodity prices.

•
During 2017, other costs of operations increased primarily due to higher occupancy and facility costs due to a 2016 favorable property tax settlement, facility repairs and third-party equipment rental.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2018, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	2018		2017		2016
Depreciation and amortization of property and equipment	$651.4	6.5%	$639.3	6.4%	$629.6	6.7%
Landfill depletion and amortization	325.6	3.2	326.0	3.2	290.2	3.1
Depreciation, amortization and depletion expense	$977.0	9.7%	$965.3	9.6%	$919.8	9.8%
Depreciation, Amortization and Depletion of Property and Equipment - 2018 compared to 2017
Depreciation and amortization of property and equipment increased primarily due to the higher acquisition cost of replacement vehicles, additional assets acquired with our acquisitions, and an increased number of CNG vehicles in our fleet, which are more expensive to purchase than diesel vehicles.
Landfill depletion and amortization increased due to higher landfill disposal volumes primarily driven by increased solid and special waste volumes coupled with an overall increase in our average depletion rate per ton. This increase was offset by favorable adjustments related to our estimate of future landfill capping retirement obligations.
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
Amortization of Other Intangible Assets and Other Assets
Expenses for amortization of other intangible assets and other assets were $56.4 million, $71.0 million and $71.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, or 0.6% of revenue for 2018, 0.7% for 2017 and 0.8% for 2016. Our other intangible assets and other assets primarily relate to customer relationships, franchise agreements, other municipal agreements, favorable lease assets and, to a lesser extent, non-compete agreements. In addition, we historically recognized certain upfront payments to acquire customer contracts as a deferred charge in our consolidated balance sheet and amortized the asset as a component of depreciation, amortization and depletion over the respective contract life. In accordance with the new revenue recognition standard, we amortized the asset as a reduction of revenue during the year ended December 31, 2018. Amortization expense further decreased due to the full amortization of certain intangible assets recognized in our 2008 acquisition of Allied.

Accretion Expense
Accretion expense was $80.7 million, $79.8 million and $79.1 million, or 0.8% of revenue, for the years ended December 31, 2018, 2017 and 2016. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 (in millions of dollars and as a percentage of revenue):

	2018		2017		2016
Salaries	$702.2	7.0%	$706.3	7.0%	$646.3	6.9%
Provision for doubtful accounts	34.8	0.3	30.6	0.3	20.4	0.2
Other	310.5	3.1	320.5	3.2	303.1	3.2
Subtotal	1,047.5	10.4	1,057.4	10.5	969.8	10.3
Bridgeton insurance recovery related costs	12.0	0.1	—	—	—	—
Total selling, general and administrative expenses	$1,059.5	10.5%	$1,057.4	10.5%	$969.8	10.3%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
Selling, General and Administrative Expenses – 2018 compared to 2017
Salaries remained relatively unchanged as compared to 2017, excluding the $12.0 million of incremental costs we incurred attributable to the Bridgeton Landfill insurance recovery.
Other selling, general and administrative expenses decreased primarily due to a decrease in third party consulting costs.
Selling, General and Administrative Expenses – 2017 compared to 2016
Salaries increased primarily due to higher wages, benefits, and other payroll related items resulting from merit increases.
Other selling, general and administrative expenses increased primarily due to a favorable legal settlement during 2016. Additionally, we had an increase in acquisition-related transaction costs associated with our increased acquisition activity during the year.
Withdrawal Costs - Multiemployer Pension Funds
During 2017 and 2016, we recorded charges to earnings of $1.2 million and $5.6 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding the multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Gain on business divestitures and impairments, net
We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. Where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets. Asset or business divestitures could result in gains, losses or asset impairment charges that may be material to our results of operations in a given period.
During 2018, we recorded a net gain on business divestitures, net of asset impairments of $44.9 million.

During 2017, we recorded a net gain on business divestitures, net of asset impairments of $27.1 million. We also recorded a gain on business divestitures of $6.8 million due to the transfer of ownership of the landfill gas collection and control system and the remaining post-closure and environmental liabilities associated with one of our divested landfills.
During 2016, we recorded a charge to earnings of $4.6 million primarily related to environmental costs associated with one of our divested landfills. During 2016, we also recorded a net gain related to a business divestiture of $4.7 million.
Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and the closure of certain office locations. During 2018, we incurred restructuring charges of $26.4 million that primarily consisted of severance and other employee termination benefits, the closure of offices with non-cancelable lease agreements, and the redesign of our back-office functions and upgrades to certain of our software systems. We paid $24.7 million during 2018 related to these restructuring efforts.
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The redesign of our back-office functions and upgrades to certain of our software systems continued into 2018. During the years ended December 31, 2017 and 2016, we incurred $17.6 million and $40.7 million of restructuring charges, respectively, that primarily consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions (in millions of dollars):

	2018	2017	2016
Interest expense on debt and capital lease obligations	$349.4	$324.8	$324.1
Non-cash interest	41.2	43.6	53.4
Less: capitalized interest	(6.8)	(6.5)	(6.2)
Total interest expense	$383.8	$361.9	$371.3
Total interest expense for 2018 increased compared to 2017 primarily due to the increase in debt outstanding during the period and higher interest rates on floating rate debt. Total interest expense for 2017 decreased compared to 2016 primarily due to the issuance of $500.0 million of 2.90% senior notes in July 2016 that were used to purchase outstanding notes and debentures with coupons ranging from 5.70% to 7.40%. As a result of the debt that was extinguished in 2016, total interest expense for 2016 increased primarily due to $7.2 million of unamortized cash flow hedges reclassified to earnings as non-cash interest expense.
During 2018, 2017 and 2016, cash paid for interest, excluding net swap settlements for our fixed to floating interest rate swaps, was $351.0 million, $326.9 million and $330.2 million, respectively.
Loss on Extinguishment of Debt
During 2018, we incurred a $0.3 million loss on the extinguishment of certain financing arrangements.
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
Income Taxes
Our provision for income taxes was $283.3 million, $3.1 million and $352.7 million for 2018, 2017 and 2016, respectively. Our effective income tax rate was 21.5%, 0.2% and 36.5% for 2018, 2017 and 2016, respectively. We made income tax payments (net of refunds) of approximately $210 million, $370 million and $265 million for 2018, 2017 and 2016, respectively. Cash paid for income taxes (net of refunds) for 2018 was favorably affected by the Tax Act and our investment in solar energy assets.

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
The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides up to a one year measurement period from the Tax Act's enactment date for companies to complete their accounting under ASC 740.
In accordance with SAB 118, for the year ended December 31, 2017, we recorded provisional amounts based on our estimate of the Tax Act's effect on our deferred taxes, uncertain tax positions and the one-time transition tax. In aggregate, the provisional amounts reduced our 2017 tax provision by approximately $464 million.
During the year ended December 31, 2018, we adjusted the provisional amounts recorded as of December 31, 2017 for the one-time transition tax, deferred taxes and uncertain tax positions in connection with the filing of our 2017 tax return. These adjustments resulted in a net charge to the tax provision of $0.3 million.
As of December 31, 2018, our accounting for the tax effects of the enactment of the Tax Act is complete.
The Tax Act also created a new requirement that certain Global Intangible Low Taxed Income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in gross income of the CFCs U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into our measurement of deferred taxes (the deferral method). As we do not expect to have significant future U.S. inclusions in taxable income related to GILTI, we have selected the period cost method.
Outside of the impact of the Tax Act, our 2018 tax provision was reduced by $6.4 million due to the realization of tax credits and lower state tax rates due to changes in estimates following the completion of our 2017 tax returns.
We reduced our 2018 tax provision by $12.1 million due to excess tax benefits required to be recorded to the income statement resulting from the adoption of FASB's ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). Prior to 2017, these benefits were recorded directly to shareholders’ equity.
In addition, during 2018 we acquired non-controlling interests in limited liability companies established to construct solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. Our 2018 tax provision was reduced by approximately $50 million due to the tax credits related to these investments. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investments in the Loss from unconsolidated equity method investments within our Consolidated Statement of Income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges, to our consolidated financial statements in Item 8 of this Form 10-K.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $118 million available as of December 31, 2018. These state net operating loss carryforwards expire at various times between 2018 and 2038. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2018, we have provided a valuation allowance of approximately $73 million.
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
As noted above, our 2017 tax provision reflected provisional amounts related to the Tax Act as a net reduction in our tax provision of approximately $464 million. In addition, our 2017 tax provision was reduced by $19.6 million in excess tax benefits from ASU 2016-09, approximately $13 million related to the tax credits acquired from non-controlling interests in limited liability companies established to construct solar energy assets, and approximately $9 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state tax rates due to changes in estimates.
Our 2016 tax provision was reduced by approximately $13 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state tax rates due to changes in estimates, and approximately $10 million related to tax credits acquired from non-controlling interests in limited liability companies established to construct solar energy assets.

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
Summarized financial information concerning our reportable segments for the years ended December 31, 2018, 2017 and 2016 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	(Loss) Gain on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2018:
Group 1	$4,811.9	$500.4	$(15.5)	$484.9	$—	$1,156.9	24.0%
Group 2	5,071.0	511.5	(17.8)	493.7	—	938.5	18.5
Corporate entities	158.0	115.4	20.1	135.5	44.9	(359.6)
Total	$10,040.9	$1,127.3	$(13.2)	$1,114.1	$44.9	$1,735.8	17.3%
2017:
Group 1	$4,876.3	$481.9	$(4.8)	$477.1	$—	$1,135.1	23.3%
Group 2	4,916.4	509.2	(0.4)	508.8	(1.4)	945.9	19.2
Corporate entities	248.8	125.1	5.1	130.2	35.3	(412.5)
Total	$10,041.5	$1,116.2	$(0.1)	$1,116.1	$33.9	$1,668.5	16.6%
2016:
Group 1	$4,560.9	$462.1	$0.2	$462.3	$—	$1,059.4	23.2%
Group 2	4,637.9	497.2	(6.4)	490.8	—	863.0	18.6
Corporate entities	188.9	117.4	(0.3)	117.1	0.1	(384.9)
Total	$9,387.7	$1,076.7	$(6.5)	$1,070.2	$0.1	$1,537.5	16.4%
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
Significant changes in the revenue and operating margins of our reportable segments for 2018 compared to 2017, and 2017 compared to 2016, are discussed below.
2018 compared to 2017
Group 1
Revenue for 2018 decreased (1.3)% from 2017 primarily due to our adoption of the new revenue recognition standard and a decrease in recycling processing and commodity sales. Excluding the impact of the new revenue recognition standard, revenue increased due to positive pricing and an increase in volumes in all lines of business.

Operating income for Group 1 increased from $1,135.1 million for 2017, or a 23.3% operating margin, to $1,156.9 million for 2018, or a 24.0% operating margin. The following cost categories impacted our operating income margin:

•
Cost of operations favorably impacted operating income margin during 2018, primarily due to the adoption of the new revenue recognition standard, offset by higher labor and related benefits, transfer and disposal costs, and increased fuel costs as a result of higher fuel prices.

•
Landfill depletion and amortization unfavorably impacted operating income margin during 2018, primarily due to an overall increase in the average depletion and amortization rate and increased landfill disposal volumes. The increase was partially offset by favorable amortization adjustments related to our asset retirement obligations during 2018 compared to the adjustments recognized in 2017.

•	Selling, general and administrative expenses unfavorably impacted operating income margin during 2018, primarily due to increased wages as a result of annual merit increases.
Group 2
Revenue for 2018 increased 3.1% from 2017 primarily due to positive pricing in all lines of business, which was partially offset by a decrease attributable to our adoption of the new revenue recognition standard and a decrease in recycling processing and commodity sales. Additionally, volume increased in our landfill, transfer stations, and large-container collection lines of business, partially offset by volume declines in our commercial and residential lines of business attributable to non-regrettable losses.
Operating income in Group 2 decreased from $945.9 million for 2017, or a 19.2% operating margin, to $938.5 million for 2018, or an 18.5% operating margin. The following cost categories impacted our operating income margin:

•
Cost of operations unfavorably impacted operating income margin during 2018, primarily due to an increase in labor and related benefits, transfer and disposal costs, transportation and subcontract costs, and maintenance and repairs.

•	Landfill depletion and amortization favorably impacted operating income margin during 2018, primarily as a result of favorable amortization adjustments to our asset retirement obligations.
Corporate Entities
Operating loss in our Corporate Entities decreased from $412.5 million for 2017 to $359.6 million for 2018. The operating loss for 2018 was favorably impacted by certain one-time actuarial developments and an insurance recovery of $40.0 million related to our closed Bridgeton Landfill during 2018, which was offset by $12.0 million of incremental costs attributable to the recovery. In addition, we recognized CNG tax credits that were enacted in 2018 and retroactively effective in 2017.
2017 compared to 2016
Group 1
Revenue for 2017 increased 6.9% from 2016 primarily due to increases in average yield in all lines of business, and volume increases in all lines of business. Additionally, we recognized increased recycled commodity revenue due to the increase in commodity prices.
Operating income for Group 1 increased from $1,059.4 million for 2016, or a 23.2% operating margin, to $1,135.1 million for 2017, or a 23.3% operating margin, primarily as a result of increased revenue. The increase in operating income was offset by the following items:

•
Cost of operations unfavorably impacted operating income margin during 2017, primarily due to higher labor and related benefits, transfer and disposal costs, cost of goods sold and increased landfill operating costs.

•
Landfill depletion and amortization unfavorably impacted operating income margin during 2017, primarily due to an overall increase in the average depletion and amortization rates and increased landfill disposal volumes.

Group 2
Revenue for 2017 increased 6.0% from 2016 primarily due to increases in average yield in all lines of business and volume increases in our large-container collection and disposal lines of business. Volume increases in our landfill line of business were primarily attributable to increased construction and demolition and municipal solid waste volumes. These increases were partially offset by declines in our residential collection and small-container collection lines of business.
Operating income in Group 2 increased from $863.0 million for 2016, or an 18.6% operating margin, to $945.9 million, or a 19.2% operating margin, primarily as a result of an increase in revenue. The increase in operating income was offset by the following items:

•	Cost of operations unfavorably impacted operating income margin during 2017, primarily due to higher labor and related benefits, transportation and subcontract costs and cost of goods sold.

•
Landfill depletion and amortization expense increased primarily due to increased landfill disposal volumes and an overall increase in our average depletion and amortization rate. In addition, we recognized favorable amortization adjustments related to our asset retirement obligations in 2016 that did not recur in 2017.

Corporate Entities
Operating loss in our Corporate Entities increased from $384.9 million for 2016 to $412.5 million for 2017. The operating loss for 2017 was favorably impacted by a decrease in restructuring charges of $23.1 million from the same period in 2016 and gain on disposition of businesses. Offsetting these favorable items were increases in salaries and related benefits due to certain employees relocating from our field operations to our corporate segment as a result of our restructuring, increased hourly and salaried wages as a result of merit increases, increased facility costs as a result of our restructuring as well as unfavorable actuarial developments in certain of our insurance programs. Additionally, we had favorable legal settlements in 2016 that did not recur in 2017.
Landfill and Environmental Matters
Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure, and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment, transportation and disposal costs, methane gas and groundwater monitoring and system maintenance costs, interim cap maintenance costs, and costs associated with applying daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to landfill development. In life cycle accounting, certain direct costs are capitalized and charged to depletion expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site, including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells, and other costs associated with acquiring and developing the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.
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
Available Airspace

	Balance as of December 31, 2017	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2018
Cubic yards (in millions):
Permitted airspace	4,735.7	—	4.8	85.1	(83.2)	(5.6)	4,736.8
Probable expansion airspace	350.3	57.3	—	(66.4)	—	—	341.2
Total cubic yards (in millions)	5,086.0	57.3	4.8	18.7	(83.2)	(5.6)	5,078.0
Number of sites:
Permitted airspace	195		—	(5)			190
Probable expansion airspace	11	5		(4)			12

	Balance as of December 31, 2016	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2017
Cubic yards (in millions):
Permitted airspace	4,707.6	—	10.8	100.5	(82.0)	(1.2)	4,735.7
Probable expansion airspace	286.8	128.2	—	(64.7)	—	—	350.3
Total cubic yards (in millions)	4,994.4	128.2	10.8	35.8	(82.0)	(1.2)	5,086.0
Number of sites:
Permitted airspace	192		2	1			195
Probable expansion airspace	13	2		(4)			11

	Balance as of December 31, 2015	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2016
Cubic yards (in millions):
Permitted airspace	4,676.5	—	—	107.2	(78.9)	2.8	4,707.6
Probable expansion airspace	290.1	63.9	—	(63.3)	—	(3.9)	286.8
Total cubic yards (in millions)	4,966.6	63.9	—	43.9	(78.9)	(1.1)	4,994.4
Number of sites:
Permitted airspace	193		—	(1)			192
Probable expansion airspace	12	4		(3)			13
Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
As of December 31, 2018, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of December 31, 2018, total available disposal capacity is estimated to be 4.7 billion in-place cubic yards of permitted airspace plus 0.3 billion in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K for further information. Also see our Critical Accounting Judgments and Estimates section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2018, twelve of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these twelve landfills have an estimated remaining average site life of 56 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 63 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2018:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	12	—	12	6.3%
6 to 10 years	18	—	18	9.5
11 to 20 years	30	1	31	16.3
21 to 40 years	51	4	55	28.9
41+ years	67	7	74	39.0
Total	178	12	190	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2018, accrued final capping, closure and post-closure costs were $1,292.0 million, of which $76.7 million were current and $1,215.3 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
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
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.   During the year ended December 31, 2018, we paid $16.2 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2018, the remediation liability recorded for this site was $161.1 million, of which approximately $15 million is expected to be paid during 2019. We believe the remaining reasonably possible high-end of our range would be approximately $171 million higher than the amount recorded as of December 31, 2018.
During 2018, we collected an insurance recovery of $40.0 million related to our closed Bridgeton Landfill. As such, we recorded a reduction of remediation expenses included in our cost of operations.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On September 27, 2018, the U.S. Environmental Protection Agency (EPA) issued a Record of Decision Amendment for West Lake that includes a total undiscounted cost estimate of $229 million over a four to five-year design and construction timeline. At this time we are neither able to predict the final design of that remedy, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for our expected remediation liability. However, subsequent events related to remedy design, divisibility or allocation may require us to modify our expected remediation liability.

Investment in Landfills
The following tables reflect changes in our investment in landfills for the years ended December 31, 2018, 2017, and 2016 (in millions):

	Balance as of December 31, 2017	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2018
Non-depletable landfill land	$166.9	$0.2	$(0.7)	$(0.1)	$—	$—	$1.2	$—	$167.5
Landfill development costs	6,757.3	4.8	—	15.4	43.5	—	302.5	(17.5)	7,106.0
Construction-in-progress -landfill	233.2	356.4	—	—	—	—	(301.7)	—	287.9
Accumulated depletion and amortization	(3,317.3)	—	—	7.0	—	(338.8)	—	13.2	(3,635.9)
Net investment in landfill land and development costs	$3,840.1	$361.4	$(0.7)	$22.3	$43.5	$(338.8)	$2.0	$(4.3)	$3,925.5

	Balance as of December 31, 2016	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2017
Non-depletable landfill land	$166.8	$0.1	$—	$—	$—	$—	$—	$—	$166.9
Landfill development costs	6,386.7	6.1	—	2.7	45.2	—	325.3	(8.7)	6,757.3
Construction-in-progress -landfill	221.2	348.1	—	—	—	—	(336.1)	—	233.2
Accumulated depletion and amortization	(3,016.5)	—	—	25.4	—	(326.1)	—	(0.1)	(3,317.3)
Net investment in landfill land and development costs	$3,758.2	$354.3	$—	$28.1	$45.2	$(326.1)	$(10.8)	$(8.8)	$3,840.1

	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Additions Charged to Expense	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of December 31, 2016
Non-depletable landfill land	$165.6	$1.2	$—	$—	$—	$—	$—	$—	$166.8
Landfill development costs	6,078.1	12.7	—	—	41.0	—	255.1	(0.2)	6,386.7
Construction-in-progress -landfill	191.6	291.0	—	—	—	—	(261.4)	—	221.2
Accumulated depletion and amortization	(2,723.0)	—	—	—	—	(296.7)	—	3.2	(3,016.5)
Net investment in landfill land and development costs	$3,712.3	$304.9	$—	$—	$41.0	$(296.7)	$(6.3)	$3.0	$3,758.2

As of December 31, 2018, we expect to spend an estimated additional $9.4 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $13.2 billion, or $2.60 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2018 (in millions):

	Balance as of December 31, 2018	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$167.5	$—	$167.5
Landfill development costs	7,106.0	9,432.2	16,538.2
Construction-in-progress - landfill	287.9	—	287.9
Accumulated depletion and amortization	(3,635.9)	—	(3,635.9)
Net investment in landfill land and development costs	$3,925.5	$9,432.2	$13,357.7
The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Number of landfills owned or operated	190	195	192
Net investment, excluding non-depletable land (in millions)	$3,758.0	$3,673.2	$3,591.4
Total estimated available disposal capacity (in millions of cubic yards)	5,078.0	5,086.0	4,994.4
Net investment per cubic yard	$0.74	$0.72	$0.72
Landfill depletion and amortization expense (in millions)	$325.6	$326.0	$290.2
Accretion expense (in millions)	80.7	79.8	79.1
	406.3	405.8	369.3
Airspace consumed (in millions of cubic yards)	83.2	82.0	78.9
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$4.88	$4.95	$4.68
During 2018 and 2017, our average compaction rate was approximately 2,000 pounds per cubic yard based on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2018, 2017, and 2016 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2017	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2018
Land	$433.2	$3.6	$(3.5)	$10.7	$—	$—	$(0.4)	$443.6
Non-depletable landfill land	166.9	0.2	(0.7)	(0.1)	—	—	1.2	167.5
Landfill development costs	6,757.3	4.8	—	15.4	43.5	(17.5)	302.5	7,106.0
Vehicles and equipment	6,954.3	665.0	(274.6)	0.3	—	—	32.3	7,377.3
Buildings and improvements	1,221.5	17.4	(4.4)	5.7	0.1	—	39.5	1,279.8
Construction-in-progress - landfill	233.2	356.4	—	—	—	—	(301.7)	287.9
Construction-in-progress - other	55.7	111.6	—	0.2	—	—	(77.6)	89.9
Total	$15,822.1	$1,159.0	$(283.2)	$32.2	$43.6	$(17.5)	$(4.2)	$16,752.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2017	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2018
Landfill development costs	$(3,317.3)	$(338.8)	$—	$7.0	$13.2	$—	$(3,635.9)
Vehicles and equipment	(4,259.7)	(591.5)	267.3	12.8	—	—	(4,571.1)
Buildings and improvements	(467.7)	(61.0)	2.4	1.4	—	—	(524.9)
Total	$(8,044.7)	$(991.3)	$269.7	$21.2	$13.2	$—	$(8,731.9)

	Gross Property and Equipment
	Balance as of December 31, 2016	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2017
Land	$430.2	$0.3	$(1.5)	$1.7	$—	$—	$2.5	$433.2
Non-depletable landfill land	166.8	0.1	—	—	—	—	—	166.9
Landfill development costs	6,386.7	6.1	—	2.7	45.2	(8.7)	325.3	6,757.3
Vehicles and equipment	6,551.8	545.1	(212.5)	41.6	—	—	28.3	6,954.3
Buildings and improvements	1,160.1	15.1	(4.2)	0.1	—	—	50.4	1,221.5
Construction-in-progress - landfill	221.2	348.1	—	—	—	—	(336.1)	233.2
Construction-in-progress - other	35.7	95.0	—	—	—	—	(75.0)	55.7
Total	$14,952.5	$1,009.8	$(218.2)	$46.1	$45.2	$(8.7)	$(4.6)	$15,822.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2016	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2017
Landfill development costs	$(3,016.5)	$(326.1)	$—	$25.4	$(0.1)	$—	$(3,317.3)
Vehicles and equipment	(3,931.4)	(583.3)	209.2	46.1	—	(0.3)	(4,259.7)
Buildings and improvements	(416.0)	(57.3)	2.4	4.5	—	(1.3)	(467.7)
Total	$(7,363.9)	$(966.7)	$211.6	$76.0	$(0.1)	$(1.6)	$(8,044.7)

	Gross Property and Equipment
	Balance as of December 31, 2015	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2016
Land	$425.4	$0.3	$(0.7)	$1.0	$—	$—	$4.2	$430.2
Non-depletable landfill land	165.6	1.2	—	—	—	—	—	166.8
Landfill development costs	6,078.1	12.7	—	—	41.0	(0.2)	255.1	6,386.7
Vehicles and equipment	6,211.8	494.7	(204.2)	10.0	—	—	39.5	6,551.8
Buildings and improvements	1,098.6	12.4	(3.5)	5.7	—	—	46.9	1,160.1
Construction-in-progress - landfill	191.6	291.0	—	—	—	—	(261.4)	221.2
Construction-in-progress - other	25.5	105.2	—	(0.8)	—	—	(94.2)	35.7
Total	$14,196.6	$917.5	$(208.4)	$15.9	$41.0	$(0.2)	$(9.9)	$14,952.5

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2015	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2016
Landfill development costs	$(2,723.0)	$(296.7)	$—	$—	$3.2	$—	$(3,016.5)
Vehicles and equipment	(3,555.0)	(577.5)	200.3	0.9	—	(0.1)	(3,931.4)
Buildings and improvements	(365.8)	(53.8)	3.2	—	—	0.4	(416.0)
Total	$(6,643.8)	$(928.0)	$203.5	$0.9	$3.2	$0.3	$(7,363.9)
Liquidity and Capital Resources
The major components of changes in cash flows for 2018, 2017 and 2016 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2018, 2017 and 2016 (in millions of dollars):

	2018	2017	2016
Net cash provided by operating activities	$2,242.8	$1,910.7	$1,847.8
Net cash used in investing activities	(1,229.1)	(1,330.2)	(964.5)
Net cash used in financing activities	(1,059.5)	(514.4)	(856.8)
Cash Flows Provided by Operating Activities
2018 compared to 2017
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $216.3 million in 2018, compared to a decrease of $230.9 million in 2017, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $29.6 million during 2018 primarily due to growth in our revenue, compared to a $118.9 million increase in 2017.

•
Our accounts payable increased $85.9 million during 2018 compared to an increase of $21.7 million during 2017, due to the timing of payments. This was accomplished by an increase in our days payable outstanding due to extended vendor payment terms.

•	Cash paid for capping, closure and post-closure obligations was $9.2 million higher during 2018 compared to 2017.

•	Cash paid for remediation obligations was $6.0 million lower during 2018 compared to 2017 primarily due to the timing of obligations.
In addition, cash paid for income taxes (net of refunds) was approximately $210 million and $370 million for 2018 and 2017, respectively. Income taxes paid (net of refunds) in 2018 was favorably affected by the Tax Act and our investment in solar energy assets. Income taxes paid (net of refunds) in 2017 reflect the passage of the Tax Act which provided for 100% equipment expensing on qualified assets placed in service after September 27, 2017 and the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act which provided for bonus depreciation deductions on assets placed in service in 2017 at 50% of the capitalized value. Cash paid for interest was $351.0 million and $326.9 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2018 and 2017, respectively.
2017 compared to 2016
Changes in assets and liabilities, net of effects of business acquisitions and divestitures, decreased our cash flow from operations by $230.9 million in 2017, compared to a decrease of $205.2 million in 2016, primarily as a result of the following:

•
Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $118.9 million during 2017 due to growth in our revenues, compared to a $52.3 million increase in 2016. This was accompanied by an increase in our days sales outstanding due to a change in our revenue mix. As of December 31, 2017 and 2016, our days sales outstanding were 39.3 and 38.1 days, or 28.2 and 26.1 days net of deferred revenue, respectively.

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

•	Cash paid for remediation obligations was $12.0 million lower during 2017 compared to 2016 primarily due to timing of obligations.
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
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2018, 2017 and 2016 are summarized below:

•	Capital expenditures during 2018 were $1,071.8 million, compared with $989.8 million for 2017 and $927.8 million for 2016.

•	Proceeds from sales of property and equipment during 2018 were $31.6 million, compared to $6.1 million for 2017 and $9.8 million for 2016.

•
During 2018, 2017 and 2016, we used $277.3 million, $351.8 million and $62.4 million, respectively, for acquisitions and investments, net of cash acquired. During 2018, 2017, and 2016 we received $89.2 million, $4.7 million and $15.0 million for business divestitures, respectively.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2018, 2017 and 2016 are summarized below:

•
During 2018 we issued $800.0 million of senior notes for cash proceeds, net of discounts and fees of $781.8 million. During 2017 and 2016, we issued $650.0 million and $500.0 million of senior notes for cash proceeds, net of discounts and fees of $641.5 million and $489.4 million, respectively. Net payments of notes payable and long-term debt were $653.1 million during 2018, compared to net payments of $131.7 million in 2017 and net proceeds of $395.7 million in 2016. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
During 2018, we repurchased 10.7 million shares of our stock for $736.9 million. During 2017, we repurchased 9.6 million shares of our stock for $610.7 million. In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization. As of December 31, 2018, there was $1.1 billion remaining under our share repurchase authorization.

•
In July 2018, our Board of Directors approved an increase in our quarterly dividend to $0.375 per share. Dividends paid were $461.8 million, $440.5 million and $418.9 million for 2018, 2017 and 2016, respectively.

Financial Condition
Cash and Cash Equivalents
As of December 31, 2018, we had $70.5 million of cash and cash equivalents and $108.1 million of restricted cash deposits and restricted marketable securities, including $29.5 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $78.6 million of restricted cash and marketable securities related to our insurance obligations.
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
Credit Facilities
In June 2018, we entered into a $2.25 billion unsecured revolving credit facility (the Credit Facility), which replaced our $1.0 billion and $1.25 billion unsecured credit facilities that would have matured in May 2021 and June 2019, respectively (the Replaced Credit Facilities). The Credit Facility matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2018, our EBITDA to interest ratio was 7.44 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.96 compared to the 3.50 maximum allowed by the covenants. As of December 31, 2018, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout 2019.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under our Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under our Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on our Credit Facility constitutes an event of default under our other debt instruments, including our senior notes, and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under our Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend our Credit Facility or raise sufficient capital to repay such obligations in the event the maturity is accelerated.
Availability under our Credit Facility totaled $1,694.1 million as of December 31, 2018. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of December 31, 2018, we had $159.0 million of borrowings under our Credit Facility, and as of December 31, 2017 we had $130.0 million of borrowings under the Replaced Credit Facilities. We had $379.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2018 and $462.7 million of letters of credit outstanding under our Replaced Credit Facilities as of December 31, 2017.

During 2016, we amended our existing unsecured bi-lateral credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the Uncommitted Credit Facility agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2018, we had $33.4 million of borrowings under our Uncommitted Credit Facility and no borrowings as of December 31, 2017.
Senior Notes and Debentures
During 2018, we issued $800.0 million of 3.950% senior notes due 2028 (the 3.950% Notes). We used the net proceeds from the 3.950% Notes to repay $700.0 million of 3.800% senior notes that matured in May 2018, and the remaining proceeds were used to repay borrowings under our Replaced Credit Facilities. In connection with this offering, we terminated interest rate lock agreements with a notional value of $600.0 million resulting in net proceeds of $31.1 million. The proceeds will amortize over the term of the 3.950% Notes using the effective interest method. There was no ineffectiveness recognized in the termination of these cash flow hedges.
During 2017, we issued $650.0 million of 3.375% notes due 2027 (the 3.375% Notes). We used the net proceeds from the 3.375% Notes to repay amounts borrowed under our Replaced Credit Facilities.
During 2016, we completed cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035 and 6.09% Notes due March 2035 (collectively the Existing Notes), subject to priority levels and the other terms and conditions set forth in the Offer to Purchase. During 2016, we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the 2.90% Notes and the tender offers closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million.
As of December 31, 2018 and 2017, we had $6,998.8 million and $6,913.0 million, respectively, of unsecured senior notes and debentures outstanding with maturities ranging from 2019 to 2041. Our senior notes are general senior unsecured obligations.
Interest Rate Swap and Lock Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2018, these swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For 2018, 2017 and 2016, we recognized $1.9 million, $4.8 million and $6.3 million, respectively, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.
As of December 31, 2018, our interest rate lock agreements had an aggregate notional value of $725.0 million with fixed interest rates ranging from 1.900% to 3.250%. As of December 31, 2017 our interest rate lock agreements had an aggregate notional value of $825.0 million with fixed interest rates ranging from 1.900% to 2.418%. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 and 2020. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. The aggregate fair values of the outstanding interest rate locks as of December 31, 2018 and 2017 were $10.3 million and $19.1 million, respectively, and were recorded in other long-term assets in our consolidated balance sheets.
Tax-Exempt Financings
As of December 31, 2018 and 2017, we had $1,036.8 million and $1,036.0 million, respectively, of certain fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.
During 2017, we retired $86.7 million of 5.25% tax-exempt bonds in advance of the maturity date. Additionally, the California Pollution Control Financing Authority (CPCFA) adopted a resolution approving the issuance and sale of up to $100.0 million of Solid Waste Disposal Revenue Bonds for the Benefit of Republic, under which CPCFA issued $50.0 million of variable-rate tax-exempt debt on our behalf. The proceeds from the issuance were used to fund qualifying landfill-related capital expenditures in the state of California.

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
Contractual Obligations
The following table summarizes our estimated contractual obligations as of December 31, 2018 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Capital Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2019	$38.7	$691.6	$347.4	$76.7	$53.9	$350.8	$1,559.1
2020	35.1	926.8	351.7	89.0	104.7	83.0	1,590.3
2021	32.1	768.4	315.8	74.7	57.0	46.1	1,294.1
2022	27.7	855.9	291.4	68.3	49.2	38.5	1,331.0
2023	26.2	918.4	251.4	74.7	51.8	30.8	1,353.3
Thereafter	129.2	4,284.1	1,532.1	6,114.6	420.7	341.6	12,822.3
Total	$289.0	$8,445.2	$3,089.8	$6,498.0	$737.3	$890.8	$19,950.1
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2018 for variable rate debt. The effect of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes due in May 2023 is also included based on the floating rates in effect as of December 31, 2018.
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2018 and for liabilities yet to be incurred over the remaining life of our landfills.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2019, although the mix of Financial Assurance Instruments may change.

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
Contingencies
For a description of our commitments and contingencies, see Note 8, Landfill and Environmental Costs, Note 10, Income Taxes, and Note 18, Commitments and Contingencies, to our consolidated financial statements in Item 8 of this Form 10-K.
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
Landfill Development Costs
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
Development costs.   The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection systems and monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates on an annual basis by comparing estimated costs with third-party bids or contractual arrangements, reviewing the changes in year-over-year cost estimates for reasonableness, and comparing our resulting development cost per acre with prior period costs. These development costs, together with any costs incurred to acquire, design and permit the landfill, including capitalized interest, are recorded to the landfill asset on the balance sheet as incurred.
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
Landfill retirement obligation liabilities and assets.   Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (1.7% in both 2018 and 2017, and 1.8% in 2016).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (4.3% in both 2018 and 2017, and 3.75% in 2016).
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
Insurance Reserves and Related Costs
Our insurance policies for workers' compensation, commercial general liability, commercial auto liability and environmental liability are high deductible, or retention programs. The deductibles, or retentions, range from $3 million to $10 million. The employee-related health benefits are also subject to a high deductible insurance policy. Accruals for deductibles or retentions are based on claims filed and actuarial estimates of claims development and claims incurred but not reported.
Residual risks:

•
Incident rates, including frequency and severity, and other actuarial assumptions could change causing our current and future actuarially determined obligations to change, which would be reflected in our consolidated statement of income in the period in which such adjustment is known.

•
Recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments would be reflected in the consolidated statement of income in the periods in which such adjustments are known.

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
Goodwill Recoverability
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists. We compare the fair value of our reporting units with the carrying value, including goodwill. We recognize an impairment charge for the amount by which the carrying value exceeds a reporting unit’s fair value, not to exceed the total amount of recorded goodwill, as applicable.
During 2018, we managed and evaluated our operations through two field groups: Group 1 and Group 2. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

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
In preparing our annual test for impairment as of October 1, 2018, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings and/or synergies by obtaining control.
As of October 1, 2018, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 110% on average and, therefore, we noted no indicators of impairment at our reporting units.
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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record unrecognized tax benefits as liabilities in accordance with ASC 740 when it is not more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statement of income. Accrued interest and penalties are included within other accrued liabilities, deferred income taxes and other long-term tax liabilities in our consolidated balance sheets. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
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

The table below provides information about certain of our market-sensitive financial instruments and constitutes a “forward-looking statement.”

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value as of December 31, 2018
Fixed rate debt:
Amount outstanding (in millions)	$656.6	$855.6	$641.4	$855.9	$581.8	$3,619.2	$7,210.5	$7,429.2
Variable rate debt:
Amount outstanding (in millions)	$35.0	$71.2	$127.0	$—	$336.6	$664.9	$1,234.7	$1,229.2
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $107.7 million.
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2018. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
As of December 31, 2018, our interest rate lock agreements had an aggregate notional value of $725.0 million with fixed interest rates ranging from 1.900% to 3.250%. As of December 31, 2017, our interest rate lock agreements had an aggregate notional value of $825.0 million with fixed interest rates ranging from 1.900% to 2.418%. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 and 2020. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties.
As of December 31, 2018, we had $1,234.7 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our consolidated financial statements in Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
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
Our fuel costs were $391.4 million in 2018, or 3.9% of revenue, compared to $349.8 million in 2017, or 3.5% of revenue, and $317.0 million in 2016, or 3.4% of revenue.
Previously, we have entered into fuel hedge swap agreements designated as cash flow hedges to manage our exposure to changes in diesel fuel prices. As of December 31, 2018, all of our fuel hedges have settled, and we have not entered into any additional hedges. See Note 17, Financial Instruments, to our consolidated financial statements in Item 8 of this Form 10-K for additional discussion.

Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. We have previously entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $18 million and $18 million, respectively. As of December 31, 2018, all of our recycling commodity hedges settled, and we have not entered into any additional derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of the Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASU 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.
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
February 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Republic Services, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 7, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 7, 2019

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$70.5	$83.3
Accounts receivable, less allowance for doubtful accounts and other of $34.3 and $38.9, respectively	1,102.7	1,105.9
Prepaid expenses and other current assets	391.2	247.6
Total current assets	1,564.4	1,436.8
Restricted cash and marketable securities	108.1	141.1
Property and equipment, net	8,020.1	7,777.4
Goodwill	11,400.1	11,315.4
Other intangible assets, net	106.5	141.1
Other assets	417.8	335.2
Total assets	$21,617.0	$21,147.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761.5	$598.1
Notes payable and current maturities of long-term debt	690.7	706.7
Deferred revenue	338.7	312.1
Accrued landfill and environmental costs, current portion	130.6	135.2
Accrued interest	68.5	74.5
Other accrued liabilities	728.6	808.2
Total current liabilities	2,718.6	2,634.8
Long-term debt, net of current maturities	7,646.8	7,480.7
Accrued landfill and environmental costs, net of current portion	1,701.6	1,686.5
Deferred income taxes and other long-term tax liabilities, net	1,028.3	796.4
Insurance reserves, net of current portion	270.8	275.4
Other long-term liabilities	321.4	312.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 351.9 and 350.1 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,924.9	4,839.6
Retained earnings	4,750.5	4,152.5
Treasury stock, at cost; 29.4 and 18.4 shares, respectively	(1,782.6)	(1,059.4)
Accumulated other comprehensive income, net of tax	30.8	22.6
Total Republic Services, Inc. stockholders’ equity	7,927.1	7,958.8
Noncontrolling interests in consolidated subsidiary	2.4	2.3
Total stockholders’ equity	7,929.5	7,961.1
Total liabilities and stockholders’ equity	$21,617.0	$21,147.0
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$10,040.9	$10,041.5	$9,387.7
Expenses:
Cost of operations	6,150.0	6,214.6	5,764.0
Depreciation, amortization and depletion	1,033.4	1,036.3	991.1
Accretion	80.7	79.8	79.1
Selling, general and administrative	1,059.5	1,057.4	969.8
Withdrawal costs - multiemployer pension funds	—	1.2	5.6
Gain on business divestitures and impairments, net	(44.9)	(33.9)	(0.1)
Restructuring charges	26.4	17.6	40.7
Operating income	1,735.8	1,668.5	1,537.5
Interest expense	(383.8)	(361.9)	(371.3)
Loss from unconsolidated equity method investments	(35.8)	(27.4)	(6.1)
Loss on extinguishment of debt	(0.3)	(0.8)	(196.2)
Interest income	1.6	1.0	0.9
Other income, net	3.4	2.7	1.1
Income before income taxes	1,320.9	1,282.1	965.9
Provision for income taxes	283.3	3.1	352.7
Net income	1,037.6	1,279.0	613.2
Net income attributable to noncontrolling interests in consolidated subsidiary	(0.7)	(0.6)	(0.6)
Net income attributable to Republic Services, Inc.	$1,036.9	$1,278.4	$612.6
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$3.17	$3.79	$1.79
Weighted average common shares outstanding	326.9	337.1	343.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$3.16	$3.77	$1.78
Weighted average common and common equivalent shares outstanding	328.4	339.0	344.4
Cash dividends per common share	$1.44	$1.33	$1.24
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2018	2017	2016
Net income	$1,037.6	$1,279.0	$613.2
Other comprehensive income, net of tax
Hedging activity:
Settlements	26.7	(3.7)	(20.6)
Realized (gain) losses reclassified into earnings	(3.8)	5.3	26.5
Unrealized (loss) gains	(8.2)	3.1	32.4
Pension activity:
Change in funded status of pension plan obligations	(6.5)	3.7	6.4
Other comprehensive income, net of tax	8.2	8.4	44.7
Comprehensive income	1,045.8	1,287.4	657.9
Comprehensive income attributable to noncontrolling interests	(0.7)	(0.6)	(0.6)
Comprehensive income attributable to Republic Services, Inc.	$1,045.1	$1,286.8	$657.3
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Noncontrolling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2015	346.0	$3.5	$4,677.7	$3,138.3	(0.4)	$(14.9)	$(30.5)	$2.5	$7,776.6
Net income	—	—	—	612.6	—	—	—	0.6	613.2
Change in the value of derivative instruments, net of tax of $22.4	—	—	—	—	—	—	38.3	—	38.3
Employee benefit plan liability adjustments, net of tax of $4.1	—	—	—	—	—	—	6.4	—	6.4
Cash dividends declared	—	—	—	(423.8)	—	—	—	—	(423.8)
Issuances of common stock	2.2	—	60.5	—	—	—	—	—	60.5
Stock-based compensation	—	—	26.3	(3.1)	—	—	—	—	23.2
Purchase of common stock for treasury	—	—	—	—	(8.4)	(400.0)	—	—	(400.0)
Distributions paid	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2016	348.2	3.5	4,764.5	3,324.0	(8.8)	(414.9)	14.2	2.4	7,693.7
Net income	—	—	—	1,278.4	—	—	—	0.6	1,279.0
Change in the value of derivative instruments, net of tax of $3.1	—	—	—	—	—	—	4.7	—	4.7
Employee benefit plan liability adjustments, net of tax of $2.4	—	—	—	—	—	—	3.7	—	3.7
Cash dividends declared	—	—	—	(446.3)	—	—	—	—	(446.3)
Issuances of common stock	1.9	—	36.9	—	—	—	—	—	36.9
Stock-based compensation	—	—	38.2	(3.6)	—	—	—	—	34.6
Purchase of common stock for treasury	—	—	—	—	(9.6)	(644.5)	—	—	(644.5)
Distributions paid	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2017	350.1	3.5	4,839.6	4,152.5	(18.4)	(1,059.4)	22.6	2.3	7,961.1
Adoption of accounting standard, net of tax	—	—	—	33.4	—	—	—	—	33.4
Net income	—	—	—	1,036.9	—	—	—	0.7	1,037.6
Change in the value of derivative instruments, net of tax of $5.4	—	—	—	—	—	—	14.7	—	14.7
Employee benefit plan liability adjustments, net of tax of $2.3	—	—	—	—	—	—	(6.5)	—	(6.5)
Cash dividends declared	—	—	—	(468.4)	—	—	—	—	(468.4)
Issuances of common stock	1.8	—	43.3		(0.3)	(20.1)	—	—	23.2
Stock-based compensation	—	—	42.0	(3.9)	—	—	—	—	38.1
Purchase of common stock for treasury	—	—	—	—	(10.7)	(703.1)	—	—	(703.1)
Distributions paid	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance as of December 31, 2018	351.9	$3.5	$4,924.9	$4,750.5	(29.4)	$(1,782.6)	$30.8	$2.4	$7,929.5
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash provided by operating activities:
Net income	$1,037.6	$1,279.0	$613.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,114.1	1,116.1	1,070.2
Non-cash interest expense	41.2	43.6	53.4
Restructuring related charges	26.4	17.6	40.7
Stock-based compensation	39.0	34.6	23.2
Deferred tax provision (benefit)	152.1	(379.0)	47.2
Provision for doubtful accounts, net of adjustments	34.8	30.6	20.4
Loss on extinguishment of debt	0.3	0.8	196.2
(Gain) loss on disposition of assets and asset impairments, net	(58.9)	(29.5)	0.3
Withdrawal costs - multiemployer pension funds	—	1.2	5.6
Environmental adjustments	5.0	0.4	2.0
Loss from unconsolidated equity method investment	35.8	27.4	6.1
Other non-cash items	0.6	(1.2)	(25.5)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(29.6)	(118.9)	(52.3)
Prepaid expenses and other assets	(152.5)	(36.4)	(1.1)
Accounts payable	85.9	21.7	(9.8)
Restructuring expenditures	(24.7)	(18.6)	(32.5)
Capping, closure and post-closure expenditures	(71.9)	(62.7)	(77.4)
Remediation expenditures	(48.8)	(54.8)	(66.8)
Other liabilities	25.3	38.8	34.7
Proceeds from retirement of certain hedging relationships	31.1	—	—
Cash provided by operating activities	2,242.8	1,910.7	1,847.8
Cash used in investing activities:
Purchases of property and equipment	(1,071.8)	(989.8)	(927.8)
Proceeds from sales of property and equipment	31.6	6.1	9.8
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(277.3)	(351.8)	(62.4)
Cash received from business divestitures	89.2	4.7	15.0
Purchases of restricted marketable securities	(38.2)	(18.5)	(29.9)
Sales of restricted marketable securities	37.7	18.1	32.1
Other	(0.3)	1.0	(1.3)
Cash used in investing activities	(1,229.1)	(1,330.2)	(964.5)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	4,347.6	4,791.1	3,911.4
Proceeds from issuance of senior notes, net of discount and fees	781.8	641.5	489.4
Payments of notes payable and long-term debt and senior notes	(5,000.7)	(4,922.8)	(4,307.1)
Premiums paid on extinguishment of debt	—	—	(176.9)
Issuances of common stock, net	23.2	36.9	49.7
Purchases of common stock for treasury	(736.9)	(610.7)	(403.8)
Cash dividends paid	(461.8)	(440.5)	(418.9)
Distributions paid to noncontrolling interests in consolidated subsidiary	(0.6)	(0.7)	(0.7)
Other	(12.1)	(9.2)	0.1
Cash used in financing activities	(1,059.5)	(514.4)	(856.8)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(45.8)	66.1	26.5
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	179.1	113.0	86.5
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$133.3	$179.1	$113.0
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is the second largest provider of non-hazardous solid waste collection, transfer, recycling, disposal and energy services in the United States, as measured by revenue.
The consolidated financial statements include the accounts of Republic Services, Inc. and its wholly owned and majority owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting, as appropriate. All material intercompany accounts and transactions have been eliminated in consolidation.
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
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2018 and 2017, there were net book credit balances of $64.8 million and $53.2 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, Net
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal, energy services and other services. Our receivables are recorded when billed or when the related revenue is earned and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents their estimated net realizable value. Provisions for doubtful accounts are evaluated on a monthly basis and are recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. In general, reserves are provided for accounts receivable in excess of 90 days outstanding. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due.
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2018	2017	2016
Balance at beginning of year	$38.9	$44.0	$46.7
Additions charged to expense	34.8	30.6	20.4
Accounts written-off	(39.4)	(35.7)	(23.1)
Balance at end of year	$34.3	$38.9	$44.0

Restricted Cash and Marketable Securities
As of December 31, 2018, we had $108.1 million of restricted cash and marketable securities of which $78.6 million supports our insurance programs for workers' compensation, commercial general liability, and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling processing centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
Property and Equipment
We record property and equipment at cost. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of income.
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
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $6.8 million, $6.5 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

See Note 11, Employee Benefit Plans, and Note 17, Financial Instruments, for fair value disclosures related to our defined benefit pension plan investments and financial instruments, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All derivatives are measured at fair value and recognized in the balance sheet as assets or liabilities, as appropriate. For derivative instruments designated as fair value hedges, to the extent they are effective, they are included as an adjustment to long-term debt in our consolidated balance sheets. Changes in fair value of the ineffective portions are recognized currently in earnings. For derivatives designated as cash flow hedges, changes in fair value of the effective portions of derivative instruments are reported in stockholders’ equity as components of other comprehensive income until the forecasted transaction occurs or is not probable of occurring. When the forecasted transaction occurs or is not probable of occurring, the realized net gain or loss is then recognized in the consolidated statement of income. Changes in fair value of the ineffective portions are recognized currently in earnings. See below for discussion of the changes resulting from our prospective adoption of Financial Accounting Standards Board's (FASB) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), on January 1, 2019.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2018, we had 129 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We used a 1.7% inflation rate for both of the years ended December 31, 2018 and 2017 and a 1.8% inflation rate for the year ended December 31, 2016,

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most waste industry participants. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.
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
Goodwill and Other Intangible Assets
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists. We compare the fair value of our reporting units with the carrying value, including goodwill. We recognize an impairment charge for the amount by which the carrying value exceeds a reporting unit’s fair value, not to exceed the total amount of recorded goodwill, as applicable.
During 2018, we managed and evaluated our operations through two field groups: Group 1 and Group 2. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
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
In preparing our annual test for impairment as of October 1, 2018, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control.
As of October 1, 2018, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 110% on average and, therefore, we noted no indicators of impairment at our reporting units.
Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.
Other intangible assets include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names and are amortized generally on a straight-line basis over periods ranging from 1 to 18 years.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Insurance Reserves
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are subject to high deductible insurance policies. Accruals for insurance reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statement of income in the periods in which such adjustments are known. In general, our insurance reserves are recorded on an undiscounted basis; however, the insurance liabilities we acquired in the Allied acquisition have been recorded at estimated fair value, and therefore have been discounted to present value based on our estimate of the timing of the related cash flows.
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
We recognize revenue when control is transferred to the customer, generally at the time we provide a service. Revenue is measured as the amount of consideration we expect to receive in exchange for providing a service. We make certain payments to our customers, including payments to our municipal customers or commodity rebates to customers in our recycling business, which reduce the amount of revenue we recognize.
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
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in the accompanying consolidated statement of income. Accrued interest and penalties are included in other accrued liabilities, deferred income taxes and other long-term tax liabilities in the consolidated balance sheets.
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
Share Repurchases
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
Operating Leases
Many of our leases are operating leases. This classification generally can be attributed to either (1) relatively low fixed minimum lease payments (including, for example, real property lease payments that are not fixed and vary based on the volume of waste we receive or process), or (2) minimum lease terms that are shorter than the assets’ economic useful lives. We expect that, in the normal course of business, our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. We record rental expense on a straight-line basis over the lease term.

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
New Accounting Pronouncements
Accounting Standards Adopted
Statement of Cash flows
Effective January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) using a retrospective approach to each period presented. In accordance with the standard, we recognize contingent consideration and holdbacks paid within three months of an acquisition's consummation date as cash outflows from investing activities in the statement of cash flows. Payments made thereafter are recognized as cash outflows from financing activities in the statement of cash flows. As the requirements of the standard do not significantly differ from our previous accounting policy, our adoption of this guidance did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (ASU 2016-18) using a retrospective approach to each period presented. As a result of our adoption of the standard, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, we reclassified the $50.6 million and $(8.9) million change in restricted cash and restricted cash equivalents from cash used in investing activities for the years ended December 31, 2017 and 2016, respectively.
Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$70.5	$83.3	$67.8
Restricted cash and marketable securities	108.1	141.1	90.5
Less: restricted marketable securities	(45.3)	(45.3)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$133.3	$179.1	$113.0

Business Combinations
Effective January 1, 2018 we adopted ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of Business (ASU 2017-01), which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance prescribed by ASU 2017-01 will be applied prospectively to relevant transactions that close on or after January 1, 2018. As a result of adoption, in 2018, certain acquisitions that would have previously been accounted for as business combinations were accounted for as acquisitions of significant collective assets.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement Benefits
Effective January 1, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07) using a retrospective approach to each period presented. The standard requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.
As our pension plan is frozen, we do not have service costs that qualify for the treatment prescribed by ASU 2017-07. Subsequent to the adoption of ASU 2017-07, net benefit cost (income) is reported in net income. Our adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements for the years ended December 31, 2018 and 2017.
Stock Compensation
Effective January 1, 2018, we adopted ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09), which provides clarification on when modification accounting should be used for changes to the terms of conditions of a share-base payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements for the year ended December 31, 2018.
Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) (ASU 2014-09 or the new revenue recognition standard) using the modified retrospective approach. We recognized the cumulative effect of adopting the new revenue recognition standard as an adjustment to the beginning balance of retained earnings as of the date of adoption. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. The timing and pattern of revenue recognition has not significantly changed under the new revenue recognition standard, nor has there been a material change to our operating or net income.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative effect of the changes made to our consolidated balance sheet for the adoption of ASU 2014-09 was as follows:

	Balance at December 31, 2017	Adjustments due to our adoption of ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Other assets	$335.2	$43.8	$379.0

Liabilities
Deferred income taxes and other long-term tax liabilities, net	$796.4	$10.4	$806.8

Equity
Retained earnings	$4,152.5	$33.4	$4,185.9
The impact of our adoption of the new revenue recognition standard on our consolidated income statement for the year ended December 31, 2018 was as follows:

	For the year ended December 31, 2018
	As Reported	Effect of Change	As Computed Excluding the Adoption of ASU 2014-09
Income Statement
Revenue	$10,040.9	$342.9	$10,383.8
Expenses:
Cost of operations	$6,150.0	$337.0	$6,487.0
Depreciation, amortization and depletion	$1,033.4	$5.9	$1,039.3
Selling, general and administrative	$1,059.5	$0.4	$1,059.9
Operating income	$1,735.8	$(0.4)	$1,735.4

Income Taxes
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) which provides guidance on accounting for the tax effects of the Tax Act. See Note 10, Income Taxes for discussion of the impact resulting from our adoption of this standard.
Accounting Standards Issued but not yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet and requiring certain disclosures regarding key information about leasing arrangements. ASU 2016-02 requires lessees to recognize lease assets and liabilities for most leases classified as operating leases under previous U.S. GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Republic adopted the standard beginning January 1, 2019 using the optional transition method prescribed by ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby we will recognize a cumulative-effect adjustment at the beginning of the period of adoption.
Under ASU 2016-02, we will recognize a right-of-use asset and a right-of-use liability for leases classified as operating leases in our consolidated balance sheet. We have applied the package of practical expedients to leases that commenced before the effective date and elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we designed internal controls over the adoption and implemented a software solution to manage and account for our leases. As of January 1, 2019, we expect to recognize a right-of-use liability for our operating leases of between approximately $240 million and $270 million classified as other accrued liabilities and other long-term liabilities and a corresponding right-of-use asset of between approximately $225 million and $255 million as other long-term assets in our consolidated balance sheet. The difference of which reflects adjustments to the right-of-use asset for certain favorable or unfavorable leases recognized through historical purchase accounting, prepaid or accrued rent, and lease exit accruals recognized on our consolidated balance sheet as of December 31, 2018. We do not expect to recognize a material cumulative effect adjustment to retained earnings as of January 1, 2019, and we do not expect our adoption of the standard to have a material impact on our consolidated statement of income or consolidated statement of cash flows. We also do not expect our adoption of the standard to have a material impact on our accounting for finance (capital) leases.
We assessed the disclosure requirements under ASU 2016-02, and we anticipate disclosing additional information, as necessary, to comply with the standard.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 intends to address concerns through changes to hedge accounting guidance which will accomplish the following: a) Expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company's risk management activities; b) Decrease the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness; c) Enhance transparency, comparability and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and d) Reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Republic adopted this update on January 1, 2019 using the modified retrospective approach. Our adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In November 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting (ASU 2018-16). ASU 2018-16 permits the use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the direct Treasury obligations of the U.S. Government (UST) rate, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. As LIBOR is expected to no longer be published by 2021, including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Concurrent adoption with ASU 2017-12 is required for companies that have not yet adopted ASU 2017-12. Republic adopted the update January 1, 2019 concurrently with ASU 2017-12. Our adoption of this guidance is not expected to have material impact on our consolidated financial statements.
Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Republic adopted this update on January 1, 2019. Our adoption of this guidance is not expected to have material impact on our consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not expect this update to have a material impact on our consolidated financial statements.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption of the amendments in ASU 2018-15 is permitted, including adoption in any interim period, for all entities. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the effect this guidance may have on our consolidated financial statements and may consider early adoption.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various waste businesses during the years ended December 31, 2018 and 2017. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2018	2017
Purchase price:
Cash used in acquisitions, net of cash acquired	$99.9	$325.4
Contingent consideration	—	5.2
Holdbacks	11.2	7.7
Fair value, future minimum lease payments	—	6.0
Fair value of operations surrendered	78.6	70.1
Total	$189.7	$414.4
Allocated as follows:
Restricted cash	$—	$2.9
Accounts receivable	6.4	28.5
Landfill airspace	22.2	28.0
Property and equipment	28.0	130.7
Other assets	0.1	51.3
Inventory	0.2	4.3
Accounts payable	(0.3)	(6.5)
Environmental remediation liabilities	—	(0.8)
Closure and post-closure liabilities	(1.5)	(5.4)
Other liabilities	(6.1)	(25.0)
Fair value of tangible assets acquired and liabilities assumed	49.0	208.0
Excess purchase price to be allocated	$140.7	$206.4
Excess purchase price to be allocated as follows:
Other intangible assets	$27.8	$25.5
Goodwill	112.9	180.9
Total allocated	$140.7	$206.4

One of our fourth quarter 2018 acquisitions included certain hauling and recycling operations, the effects of which impacted our Group 1 operating segment. On a preliminary basis, we recorded $10.3 million of property and equipment, $12.4 million of intangible assets and $41.8 million of goodwill. Contemporaneous with this acquisition, we divested certain hauling and transfer operations in our Group 1 operating segment with a fair value of approximately $79 million, resulting in a gain on disposition of $39.5 million.
One of our third quarter 2017 acquisitions included certain hauling, recycling and landfill operations, the effects of which impacted both of our operating segments. We recorded $35.2 million of property and equipment, $8.8 million of intangible assets and $26.1 million of goodwill. Contemporaneous with this acquisition, we divested certain hauling operations in our Group 1 operating segment with a fair value of approximately $70 million, resulting in a gain on disposition of $17.1 million.
In the fourth quarter of 2017, we acquired all of the issued and outstanding shares of RE Community Holdings II, Inc. (ReCommunity) for $167.1 million, net of cash acquired, plus $5.3 million of certain capital leases. Prior to the acquisition, ReCommunity was the largest independent recycling-processing company in the United States, with 26 recycling processing centers in 14 states, operating primarily in locations where Republic maintains a leading market presence. We allocated $50.0 million of property and equipment, $48.5 million of deferred tax assets, $3.5 million of intangible assets and $69.1 million of goodwill.
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for acquisitions in 2018 were deductible for tax purposes. Goodwill of $42.2 million recorded for certain acquisitions in 2017 was not deductible for tax purposes.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
Investments
In 2018 and 2017, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our noncontrolling interests, we made certain capital contributions of approximately $82 million and $29 million, which were recorded to other long-term assets in our December 31, 2018 and 2017 consolidated balance sheets, respectively. During 2018 and 2017, we also reduced the carrying value of these investments by $35.8 million and $27.4 million, respectively, as a result of tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreements.
For further discussion of the income tax benefits, see Note 10, Income Taxes.
Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During 2018, we incurred restructuring charges of $26.4 million that primarily consisted of severance and other employee termination benefits, the closure of offices with non-cancelable lease agreements, and the redesign of our back-office functions and software systems. We paid $24.7 million during 2018 related to these restructuring efforts.
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. The redesign of our back-office functions and software systems continued into 2018. During the years ended December 31, 2017 and 2016, we incurred $17.6 million and $40.7 million of restructuring charges, respectively, that primarily consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. During 2017 and 2016, we paid $18.6 million and $32.5 million, respectively, related to these restructuring efforts.

4.	PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2018	2017
Land	$443.6	$433.2
Non-depletable landfill land	167.5	166.9
Landfill development costs	7,106.0	6,757.3
Vehicles and equipment	7,377.3	6,954.3
Buildings and improvements	1,279.8	1,221.5
Construction-in-progress - landfill	287.9	233.2
Construction-in-progress - other	89.9	55.7
	$16,752.0	$15,822.1
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(3,635.9)	$(3,317.3)
Vehicles and equipment	(4,571.1)	(4,259.7)
Buildings and improvements	(524.9)	(467.7)
	(8,731.9)	(8,044.7)
Property and equipment, net	$8,020.1	$7,777.4

Depreciation, depletion and amortization of property and equipment was $977.0 million, $965.3 million and $919.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2017	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2018
Group 1	$6,084.0	$94.8	$(27.0)	$(1.2)	$6,150.6
Group 2	5,231.4	18.1	(4.1)	4.1	5,249.5
Total	$11,315.4	$112.9	$(31.1)	$2.9	$11,400.1

	Balance as of December 31, 2016	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2017
Group 1	$6,055.9	$57.7	$(23.5)	$(6.1)	$6,084.0
Group 2	5,107.3	123.2	(5.1)	6.0	5,231.4
Total	$11,163.2	$180.9	$(28.6)	$(0.1)	$11,315.4

Adjustments to acquisitions during the years ended December 31, 2018 and 2017 primarily related to working capital and deferred taxes.
Goodwill by reporting segment as of December 31, 2017 and 2016 reflects the transfer of certain areas between our two field groups.
Other intangible assets, net, include values assigned to customer relationships, franchise agreements, other municipal agreements, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 18 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2018
	Balance as of December 31, 2017	Acquisitions	Adjustments and Other (1)	Balance as of December 31, 2018	Balance as of December 31, 2017	Additions Charged to Expense	Adjustments and Other (1)	Balance as of December 31, 2018
Customer relationships, franchise and other municipal agreements	$666.0	$27.0	$(0.6)	$692.4	$(554.7)	$(52.5)	$—	$(607.2)	$85.2
Non-compete agreements	35.6	1.5	(0.1)	37.0	(28.5)	(3.1)	0.1	(31.5)	5.5
Other intangible assets	73.8	—	(9.5)	64.3	(51.1)	(1.2)	3.8	(48.5)	15.8
Total	$775.4	$28.5	$(10.2)	$793.7	$(634.3)	$(56.8)	$3.9	$(687.2)	$106.5
(1) In accordance with our adoption of ASU 2014-09, we transferred a $5.7 million net deferred contract asset to Other Assets during the year ended December 31, 2018.

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

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2018, amortization expense for each of the next five years is estimated as follows:

2019	$15.6
2020	$13.2
2021	$11.9
2022	$10.6
2023	$9.5

6.	OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2018	2017
Income tax receivable	$187.7	$59.7
Prepaid expenses	85.8	78.6
Inventories	53.1	51.2
Other non-trade receivables	34.4	28.6
Reinsurance receivable	25.7	23.1
Other current assets	4.5	6.4
Total	$391.2	$247.6

Other Assets
A summary of other assets as of December 31 follows:

	2018	2017
Deferred compensation plan	$100.0	$99.9
Deferred contract costs and sales commissions	89.2	43.6
Investments	73.0	27.2
Reinsurance receivable	68.0	65.9
Amounts recoverable for capping, closure and post-closure obligations	30.5	29.9
Interest rate swaps and locks	12.8	27.1
Deferred financing costs	4.2	3.0
Other	40.1	38.6
Total	$417.8	$335.2

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2018	2017
Accrued payroll and benefits	$205.1	$212.2
Insurance reserves, current portion	152.9	144.8
Accrued fees and taxes	124.2	129.7
Accrued dividends	121.0	114.4
Ceded insurance reserves, current portion	25.7	23.1
Accrued professional fees and legal settlement reserves	13.1	45.1
Current tax liabilities	0.2	11.7
Other	86.4	127.2
Total	$728.6	$808.2

 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2018	2017
Deferred compensation plan	$96.0	$97.9
Contingent consideration and acquisition holdbacks	73.9	71.3
Ceded insurance reserves	68.0	65.9
Withdrawal liability - multiemployer pension funds	12.2	12.6
Legal settlement reserves	10.0	—
Pension and other post-retirement liabilities	6.0	7.0
Other	55.3	57.4
Total	$321.4	$312.1

Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2018 and 2017 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $423.7 million and $420.2 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statement of income in the periods in which such adjustments are known.
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2018	2017	2016
Balance at beginning of year	$420.2	$418.5	$405.8
Additions charged to expense	452.4	432.9	410.3
Payments	(461.4)	(448.0)	(400.5)
Accretion expense	0.9	1.2	1.5
Premium written for third party risk assumed	31.6	29.6	23.4
Reclassified to ceded insurance reserves	(20.0)	(14.0)	(22.0)
Balance at end of year	423.7	420.2	418.5
Less: current portion	(152.9)	(144.8)	(143.9)
Long-term portion	$270.8	$275.4	$274.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2018, we owned or operated 190 active landfills with total available disposal capacity of approximately 5.1 billion in-place cubic yards. Additionally, we had 129 closed landfills.
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2018	2017
Landfill final capping, closure and post-closure liabilities	$1,292.0	$1,257.7
Environmental remediation	540.2	564.0
Total accrued landfill and environmental costs	1,832.2	1,821.7
Less: current portion	(130.6)	(135.2)
Long-term portion	$1,701.6	$1,686.5

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2018	2017	2016
Asset retirement obligation liabilities, beginning of year	$1,257.7	$1,224.6	$1,181.6
Non-cash additions	43.9	45.2	41.0
Acquisitions, net of divestitures and other adjustments	(0.7)	(20.3)	0.8
Asset retirement obligation adjustments	(17.7)	(8.9)	(0.5)
Payments	(71.9)	(62.7)	(77.4)
Accretion expense	80.7	79.8	79.1
Asset retirement obligation liabilities, end of year	1,292.0	1,257.7	1,224.6
Less: current portion	(76.7)	(77.4)	(64.8)
Long-term portion	$1,215.3	$1,180.3	$1,159.8

We review our landfill asset retirement obligations at least annually. As a result, we reduced amortization expense by $13.2 million, $0.1 million and $6.5 million for 2018, 2017 and 2016, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure obligations was $29.5 million as of December 31, 2018 and is included in restricted cash and marketable securities in our consolidated balance sheet.
The expected future payments for final capping, closure and post-closure as of December 31, 2018 follows:

2019	$76.7
2020	89.0
2021	74.7
2022	68.3
2023	74.7
Thereafter	6,114.6
$6,498.0

The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2018 as well as liabilities yet to be incurred over the remaining life of our landfills.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2018 would be approximately $372 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2018	2017	2016
Environmental remediation liabilities, beginning of year	$564.0	$602.9	$646.1
Net additions charged to expense	5.0	0.4	(1.6)
Payments	(48.8)	(54.8)	(66.8)
Accretion expense (non-cash interest expense)	20.2	21.0	23.4
Acquisitions, net of divestitures and other adjustments	(0.2)	(5.5)	1.8
Environmental remediation liabilities, end of year	540.2	564.0	602.9
Less: current portion	(53.9)	(57.8)	(77.9)
Long-term portion	$486.3	$506.2	$525.0

The expected undiscounted future payments for remediation costs as of December 31, 2018 follows:

2019	$53.9
2020	104.7
2021	57.0
2022	49.2
2023	51.8
Thereafter	420.7
$737.3

The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2018, we paid $16.2 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2018, the remediation liability recorded for this site is $161.1 million, of which approximately $15 million is expected to be paid during 2019. We believe the remaining reasonably possible high end of our range would be approximately $171 million higher than the amount recorded as of December 31, 2018.
During 2018, we collected an insurance recovery of $40.0 million related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations during the year ended December 31, 2018.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On September 27, 2018, the U.S. Environmental Protection Agency (EPA) issued a Record of Decision Amendment for West Lake that includes a total undiscounted cost estimate of $229 million over a four to five-year design and construction timeline. At this time we are neither able to predict the final design of that remedy, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for our expected remediation liability. However, subsequent events related to remedy design, divisibility or allocation may require us to modify our expected remediation liability.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DEBT
The carrying value of our notes payable, capital leases and long-term debt as of December 31, 2018 and 2017 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		2018			2017
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$33.4	$—	$33.4	$—	$—	$—
June 2019	Variable	—	—	—	130.0	—	130.0
May 2021	Variable	—	—	—	—	—	—
June 2023	Variable	159.0	—	159.0	—	—	—
Senior notes:
May 2018	3.800	—	—	—	700.0	(0.3)	699.7
September 2019	5.500	650.0	(0.9)	649.1	650.0	(2.1)	647.9
March 2020	5.000	850.0	(1.0)	849.0	850.0	(1.8)	848.2
November 2021	5.250	600.0	(1.2)	598.8	600.0	(1.5)	598.5
June 2022	3.550	850.0	(3.6)	846.4	850.0	(4.6)	845.4
May 2023	4.750	550.0	(5.5)	544.5	550.0	(1.0)	549.0
March 2025	3.200	500.0	(4.3)	495.7	500.0	(4.8)	495.2
June 2026	2.900	500.0	(4.4)	495.6	500.0	(5.0)	495.0
November 2027	3.375	650.0	(5.9)	644.1	650.0	(7.0)	643.0
May 2028	3.950	800.0	(17.3)	782.7	—	—	—
March 2035	6.086	181.9	(14.4)	167.5	181.9	(14.9)	167.0
March 2040	6.200	399.9	(3.8)	396.1	399.9	(3.9)	396.0
May 2041	5.700	385.7	(5.3)	380.4	385.7	(5.5)	380.2
Debentures:
May 2021	9.250	35.3	(0.7)	34.6	35.3	(1.0)	34.3
September 2035	7.400	148.1	(33.8)	114.3	148.1	(34.5)	113.6
Tax-exempt:
2019 - 2044	1.970 - 2.500	1,042.4	(5.6)	1,036.8	1,042.4	(6.4)	1,036.0
Capital leases:
2019 - 2046	3.273 - 12.203	109.5	—	109.5	108.4	—	108.4
Total Debt		$8,445.2	$(107.7)	8,337.5	$8,281.7	$(94.3)	8,187.4
Less: current portion				(690.7)			(706.7)
Long-term portion				$7,646.8			$7,480.7

Loss on Extinguishment of Debt and Other Related Costs
During 2018, we incurred a non-cash loss on the early extinguishment of debt of $0.3 million related to the extinguishment of certain financing arrangements.
During 2017, we incurred a non-cash loss on the early extinguishment of debt of $0.8 million related to the early retirement of certain tax-exempt bonds.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2016, we incurred a non-cash loss on the early extinguishment of debt and other related costs. We paid a cash premium of $148.1 million, early tender consideration of $28.7 million and $1.6 million of legal and other fees. We also incurred a non-cash charge related to the proportional share of unamortized discounts and deferred issuance costs of $17.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $7.2 million.
Credit Facilities
In June 2018, we entered into a $2.25 billion unsecured revolving credit facility (the Credit Facility), which replaced our $1.0 billion and $1.25 billion unsecured credit facilities that would have matured in May 2021 and June 2019, respectively (the Replaced Credit Facilities). The Credit Facility matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,694.1 million as of December 31, 2018 and under the Replaced Credit Facilities totaled $1,639.1 million as of December 31, 2017. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2018, we had $159.0 million of borrowings under our Credit Facility and $130.0 million of borrowings under the Replaced Credit Facilities as of December 31, 2017. We had $379.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2018, and $462.7 million of letters of credit outstanding under our Replaced Credit Facilities as of December 31, 2017.
During 2016, we amended our existing unsecured bi-lateral credit facility agreement (the Uncommitted Credit Facility), to increase the size to $135.0 million, with all other terms remaining unchanged. Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the Uncommitted Credit Facility agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2018, we had $33.4 million outstanding under our Uncommitted Credit Facility and no borrowings under our Uncommitted Credit Facility as of December 31, 2017.
Senior Notes and Debentures
In May 2018, we issued $800.0 million of 3.950% senior notes due 2028 (the 3.950% Notes). We used the net proceeds from the 3.950% Notes to repay $700.0 million of 3.800% senior notes that matured in May 2018, and the remaining proceeds were used to repay borrowings under our Replaced Credit Facilities. In connection with this offering we terminated interest rate lock agreements with a notional value of $600.0 million resulting in net proceeds of $31.1 million. The proceeds will amortize over the term of the 3.950% Notes using the effective interest method. There was no ineffectiveness recognized in the termination of these cash flow hedges.
During 2017, we issued $650.0 million of 3.375% notes due 2027 (the 3.375% Notes). We used the net proceeds from the 3.375% Notes to repay amounts borrowed under our Replaced Credit Facilities.
During 2016, we completed cash tender offers to purchase up to $575.4 million combined aggregate principal amount of the 6.20% Notes due March 2040, 5.70% Notes due May 2041, 7.40% Debentures due September 2035 and 6.09% Notes due March 2035 (collectively, the Existing Notes), subject to priority levels and the other terms and conditions set forth in the Offer to Purchase. During 2016, we issued $500.0 million of 2.90% senior notes due 2026 (the 2.90% Notes). The sale of the 2.90% Notes closed on July 5, 2016. We used the net proceeds of the offering, together with borrowing under our credit facilities, to purchase $575.4 million of the combined aggregate principal amount of the Existing Notes tendered as well as premium due of $148.1 million and early tender consideration of $28.7 million.
Our senior notes are general senior unsecured obligations. Interest is payable semi-annually. These senior notes have a make-whole provision that is exercisable at any time prior to the respective maturity dates per the debt table above at a stated redemption price.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax-Exempt Financings
As of December 31, 2018 and 2017, we had $1,036.8 million and $1,036.0 million, respectively, of certain fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.
In the fourth quarter of 2017, we retired $86.7 million of 5.25% tax-exempt bonds in advance of the maturity date. Additionally, the California Pollution Control Financing Authority (CPCFA) adopted a resolution approving the issuance and sale of up to $100.0 million of Solid Waste Disposal Revenue Bonds for the Benefit of Republic, under which CPCFA issued $50.0 million of variable-rate tax-exempt debt on our behalf. The proceeds from the issuance were used to fund qualifying landfill-related capital expenditures in the state of California.
Capital Leases
We had capital lease liabilities of $109.5 million and $108.4 million as of December 31, 2018 and 2017, respectively, with maturities ranging from 2019 to 2046.
Future Maturities of Debt
Aggregate principal maturities of notes payable, capital leases and other long-term debt as of December 31, 2018 follow:

2019	$691.6
2020	926.8
2021	768.4
2022	855.9
2023	918.4
Thereafter	4,284.1
$8,445.2

Interest Paid
Interest paid, excluding net swap settlements for our fair value hedges, was $351.0 million, $326.9 million and $330.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2018, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of December 31, 2018 and 2017, the interest rate swap agreements are reflected at their fair value of $2.5 million and $8.0 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.9 million, $4.8 million and $6.3 million, respectively, during 2018, 2017 and 2016 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statement of income.
We recognized a gain of $5.0 million for the years ended December 31, 2018 and 2017, respectively, and a gain of $6.3 million for the year ended December 31, 2016 on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with offsetting losses of $5.4 million, $4.2 million, and $4.4 million for the years ended December 31,

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2018, 2017, and 2016, respectively, on the related interest rate swaps. The difference of these fair value changes represents hedge ineffectiveness, which is recorded directly in earnings as other income, net.
Cash Flow Hedges
As of December 31, 2018, our interest rate lock agreements had an aggregate notional value of $725.0 million with fixed interest rates ranging from 1.900% to 3.250%. As of December 31, 2017 our interest rate lock agreements had an aggregate notional value of $825.0 million with fixed interest rates ranging from 1.900% to 2.418%. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 and 2020. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of December 31, 2018 and 2017 were $10.3 million and $19.1 million, respectively, and were recorded in other long-term assets in our consolidated balance sheets. No amounts were recognized in other income, net in our consolidated statement of income for the ineffective portion of the changes in fair values during the years ended December 31, 2018, 2017, and 2016.
Total (losses) gain recognized in other comprehensive income for interest rate locks were $(6.5) million, $(0.7) million and $12.2 million, net of tax, for the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018 and 2017, the effective portion of our previously terminated interest rate locks, recorded as a component of accumulated other comprehensive income, net of tax, was income of $11.2 million and loss of $11.8 million, respectively. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $0.7 million of net interest expense over the next twelve months as a yield adjustment of our senior notes.
The effective portion of the interest rate locks amortized as a net increase to interest expense during the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $2.7 million and $9.8 million, respectively.

10.	INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2018	2017	2016
Current:
Federal	$128.9	$358.3	$299.5
State	46.9	48.4	34.6
Deferred:
Federal	121.5	(388.1)	44.9
State	30.6	9.1	2.3
State deferred benefit - change in valuation allowance	(4.5)	9.6	(1.4)
Uncertain tax positions and interest, and other	(40.1)	(34.2)	(27.2)
Provision for income taxes	$283.3	$3.1	$352.7

The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	3.0	3.1
Change in valuation allowance	(0.3)	(0.2)	(0.1)
Non-deductible expenses	1.9	1.8	0.9
Uncertain tax position taxes and interest	(0.5)	—	(0.1)
Investment tax credits	(3.8)	(1.0)	(1.1)
Change in U.S. Tax Law	—	(36.2)	—
Other, net	(1.3)	(2.2)	(1.2)
Effective income tax rate	21.5%	0.2%	36.5%

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete its accounting under ASC 740.
In accordance with SAB 118, for the year ended December 31, 2017, we recorded provisional amounts based on our estimates of the Tax Act's effect on our deferred taxes, uncertain tax positions and the one-time transition tax. In aggregate, the provisional amounts reduced our 2017 tax provision by approximately $464 million.
During the year ended December 31, 2018, we adjusted the provisional amounts recorded as of December 31, 2017 for the one-time transition tax, deferred taxes and uncertain tax positions. These adjustments resulted in a net charge to the tax provision of $0.3 million. As of December 31, 2018, our accounting for the following elements of the Tax Act is complete:

•
We re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. As of December 31, 2017 we recorded provisional amounts as a reduction in our tax provision of approximately $473 million. During the year ended December 31, 2018, we adjusted the provisional amounts recorded as of December 31, 2017 to record an additional benefit of $3.7 million. Our accounting for our deferred balances is complete.

•
We adjusted our reserve for uncertain tax positions to reflect the lower federal benefit of state tax deductions. As of December 31, 2017, we recorded provisional amounts as additional tax provision expense of approximately $4 million. During the year ended December 31, 2018, we adjusted the provisional amounts recorded as of December 31, 2017 to record an additional tax provision expense of approximately $4 million. Our accounting for our uncertain tax positions is complete.

•
The one-time transition tax on our foreign subsidiaries is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. As of December 31, 2017, we recorded a provisional amount as an increase to our tax provision by approximately $4 million. Our accounting for the one-time transition tax is complete.

The Tax Act also created a new requirement that Global Intangible Low Taxed Income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into our measurement of deferred taxes (the deferral method). As we do not expect to have future U.S. inclusions in taxable income related to GILTI, we have selected the period cost method.
Outside of the impact of the Tax Act, our 2018 tax provision was reduced by $6.4 million due to the realization of tax credits and lower state rates due to changes in estimates following the completion of our 2017 tax returns.
We reduced our 2018 tax provision by $12.1 million due to excess tax benefits required to be recorded to the income statement resulting from the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) (ASU 2016-09). Prior to 2017, these benefits were recorded directly to shareholders’ equity.
In addition, during 2018 we acquired non-controlling interests in limited liability companies established to construct solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. Our 2018 tax provision was reduced by approximately $50 million due to the tax credits related to these investments. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in Loss from unconsolidated equity method investments within our consolidated statement of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges, included herein.
As noted above, our 2017 tax provision reflected provisional amounts related to the Tax Act as a reduction in our tax provision by approximately $464 million. In addition, our 2017 tax provision was reduced by $19.6 million in excess tax benefits from ASU 2016-09, approximately $13 million related to the tax credits acquired from non-controlling interest in limited liability companies established to construct solar energy assets, and approximately $9 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state tax rates due to changes in estimates.
Our 2016 tax provision was reduced by approximately $13 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state rates due to changes in estimates. In addition, during 2016 we acquired a

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

noncontrolling interest in a limited liability company established to construct a solar energy asset that qualified for an investment tax credit under Section 48 of the Internal Revenue Code. Our 2016 tax provision was reduced by approximately $10 million primarily due to the tax credit related to this investment.
We made income tax payments (net of refunds) of approximately $210 million, $370 million and $265 million for 2018, 2017 and 2016, respectively. Cash paid for income taxes (net of refunds) for 2018 was favorably affected by the Tax Act and our investment in solar energy assets.
Income taxes paid in 2018 and 2017 reflect the passage of the Tax Act which provided for 100% equipment expensing on qualified assets placed in service after September 27, 2017 and the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act, signed into law in December 2015, which also provided for bonus depreciation deductions on assets placed in service in 2017 at 50% of the capitalized value. Income taxes paid in 2016 reflect the favorable tax depreciation provisions of the Protecting Americans from Tax Hikes Act.
The components of the net deferred income tax asset and liability as of December 31 follow:

	2018	2017
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(799.9)	$(715.3)
Difference between book and tax basis of intangible assets	(453.3)	(446.9)
Basis difference due to redemption of partnership interests	(88.8)	(89.0)
Total liabilities	$(1,342.0)	$(1,251.2)
Deferred tax assets relating to:
Environmental reserves	$253.2	$272.5
Accruals not currently deductible	78.9	106.2
Net operating loss carryforwards	134.3	143.3
Difference between book and tax basis of other assets	13.7	27.3
Other	12.9	14.4
Total assets	493.0	563.7
Valuation allowance	(73.5)	(72.4)
Net deferred tax asset	419.5	491.3
Net deferred tax liabilities	$(922.5)	$(759.9)

Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2018	2017	2016
Valuation allowance, beginning of year	$72.4	$62.3	$63.7
Additions charged to provision for income taxes	0.9	12.9	0.3
Deferred tax assets realized or written-off	(5.9)	(2.8)	(1.4)
Current year acquisitions	6.1	—	—
Other, net	—	—	(0.3)
Valuation allowance, end of year	$73.5	$72.4	$62.3

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
During 2018, the addition to our valuation allowance is related to a stock acquisition of an entity with state net operating loss carryforwards for which the usage of certain state net operating losses is limited under Internal Revenue Code Section 382.
In 2017, additions to our valuation allowance were due to the increase we recorded to our deferred taxes for existing state net operating losses resulting from the lower federal tax rate in the Tax Act.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $118 million available as of December 31, 2018. These state net operating loss carryforwards expire at various times between 2018 and 2038. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2018, we have provided a valuation allowance of approximately $73 million.
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
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2015. However, we have filed a federal refund claim for the 2014 tax year that may be reviewed in future periods. We are currently under state examination or administrative review in various jurisdictions for tax years 2012 to 2017.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2018	2017	2016
Balance at beginning of year	$39.3	$46.1	$47.0
Additions based on tax positions related to current year	—	—	—
Additions for tax positions of prior years	75.0	1.7	0.1
Reductions for tax positions of prior years	(2.3)	(8.0)	(0.7)
Reductions for tax positions resulting from lapse of statute of limitations	(5.1)	(0.5)	(0.3)
Settlements	(2.0)	—	—
Balance at end of year	$104.9	$39.3	$46.1

During 2018, 2017 and 2016, we resolved tax matters in various states which reduced our gross unrecognized tax benefits by $9.5 million, $8.5 million and $1.0 million, respectively.
Included in our gross unrecognized tax benefits as of December 31, 2018 and 2017 are $96.3 million and $31.0 million, respectively, of unrecognized tax benefits (net of the federal benefit on state matters) that, if recognized, would affect our effective income tax rate in future periods. However, we are unable to estimate the resolution of these matters over the next twelve months.
During 2018, we accrued additional uncertain tax liabilities of approximately $63 million resulting from the filing of our 2017 tax returns and prior year amended tax returns that reflected uncertain tax positions. These additional liabilities for uncertain tax positions have no impact on our effective tax rate except for the possible future accrual of interest on a portion of the recorded liability. Any such future interest accruals will not significantly affect our provision for income taxes.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statement of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $2 million during 2018 and, in total as of December 31, 2018, have recognized a liability for penalties of $0.5 million and interest of $11.7 million.
During 2017, we recorded interest expense of approximately $3 million and, in total as of December 31, 2017, had recognized a liability for penalties of $0.5 million and interest of $13.2 million. During 2016, we accrued interest of approximately $1 million and, in total as of December 31, 2016, had recognized a liability for penalties of $0.5 million and interest of $11.6 million.
We are currently under examination or administrative review by state and local taxing authorities for various tax years. These state audits are ongoing.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

11.	EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the 2007 Plan), and in May 2007 our shareholders ratified the 2007 Plan. In March 2011, our Board of Directors approved the Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated 2007 SIP), and in May 2011 our shareholders ratified the Amended and Restated 2007 SIP. In March 2013, our Board of Directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Republic Amended and Restated 2007 SIP), and in May 2013 our shareholders ratified the Republic Amended and Restated 2007 SIP (the 2007 Plan, the Amended and Restated 2007 SIP, and the Republic Amended and Restated 2007 SIP are collectively referred to in this Form 10-K as the Amended and Restated 2007 Stock Incentive Plan). We currently have approximately 13.4 million shares of common stock reserved for future grants under the Amended and Restated 2007 Stock Incentive Plan.
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
In December 2008, our Board of Directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan) (the 2006 Plan). Allied’s shareholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect Republic as the new sponsor of the 2006 Plan, to reflect that any references to shares of common stock are to shares of common stock of Republic, and to adjust outstanding awards and the number of shares available under the 2006 Plan to reflect the Allied acquisition. The 2006 Plan, as amended and restated, provided for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and nonforfeitable upon the closing of the Allied acquisition. No further awards will be made under the 2006 Plan.
Stock Options
We use a lattice binomial option-pricing model to value our stock option grants. We recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, or to the employee’s retirement eligible date, if earlier. Expected volatility is based on the weighted average of the most recent one year volatility and a historical rolling average volatility of our stock over the expected life of the option. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option. We did not grant stock options during the years ended December 31, 2018, 2017 and 2016.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	5.0	$30.08
Granted	—	—
Exercised	(1.7)	29.45		$33.0
Forfeited or expired	(0.1)	31.46
Outstanding as of December 31, 2016	3.2	30.35
Granted	—	—
Exercised	(1.3)	29.80		$42.1
Forfeited or expired	—	—
Outstanding as of December 31, 2017	1.9	30.72
Granted	—	—
Exercised	(0.9)	29.73		$36.5
Forfeited or expired	—	—
Outstanding and Exercisable as of December 31, 2018	1.0	$31.65	1.3	$39.6

Compensation Expense
During the year ended December 31, 2018, compensation expense for stock options was less than $0.1 million. During the years ended December 31, 2017 and 2016, compensation expense for stock options was $0.1 million and $0.6 million, respectively.
As of December 31, 2018, all compensation expense related to outstanding stock options had been recognized. The total fair value of stock options that vested in 2018, 2017 and 2016 was $0.4 million, $3.0 million and $5.7 million, respectively.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2018, 2017 and 2016:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2015	1,727.3	$34.15
Granted	640.4	45.01
Vested and issued	(370.6)	30.03
Forfeited	(173.3)	38.77
Unissued as of December 31, 2016	1,823.8	37.49
Granted	642.5	59.87
Vested and issued	(602.5)	36.26
Forfeited	(87.9)	47.86
Unissued as of December 31, 2017	1,775.9	45.48
Granted	467.4	64.32
Vested and issued	(565.0)	41.50
Forfeited	(85.7)	54.84
Unissued as of December 31, 2018	1,592.6	$51.88	1.0	$114.8
Vested and unissued as of December 31, 2018	578.4	$39.24

During 2018, we awarded our non-employee directors 36,885 RSUs, which vested immediately. During 2018, we awarded 395,495 RSUs to executives and employees that vest in four equal annual installments beginning on the anniversary date of the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

original grant or cliff vest after four years. In addition, 35,071 RSUs were earned as dividend equivalents. The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
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
During 2018, 2017 and 2016, compensation expense related to RSUs totaled $24.4 million, $23.5 million and $17.4 million, respectively. As of December 31, 2018, total unrecognized compensation expense related to outstanding RSUs was $40.9 million, which will be recognized over a weighted average period of 2.6 years.
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2018, 2017 and 2016:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Unissued as of December 31, 2015	143.4	$38.69
Granted	401.2	46.27
Vested and issued	—	—
Forfeited	(39.8)	43.60
Unissued as of December 31, 2016	504.8	$44.40
Granted	316.1	60.48
Vested and issued	—	—
Forfeited	(22.2)	53.79
Unissued as of December 31, 2017	798.7	$50.52
Granted	374.9	62.26
Vested and issued	(150.7)	39.05
Forfeited	(23.2)	59.76
Unissued as of December 31, 2018	999.7	$55.77
Vested and unissued as of December 31, 2018	17.1	$38.69

During the years ended December 31, 2018, 2017 and 2016, we awarded 168,627, 116,872 and 168,786 performance shares (PSUs) to our named executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2018, 2017 and 2016, we awarded 187,036, 183,908, and 221,958 PSUs to our employees other than our named executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2018, 2017 and 2016, 19,204, 15,330, and 10,454 PSUs accumulated as dividend equivalents and are included in the table above as granted. The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
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
During 2018, 2017 and 2016, compensation expense related to PSUs totaled $20.3 million, $16.8 million, and $8.6 million, respectively. As of December 31, 2018, total unrecognized compensation expense related to outstanding PSUs was $19.0 million, which will be recognized over a weighted average period of 0.9 years.
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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2018 or 2017.
We must separately recognize the overfunded or underfunded status of the Plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the Plan assets. The PBO is the present value of benefits earned to date by Plan participants, including the effect of assumed future salary increases, if any. The PBO is equal to the accumulated benefit obligation (ABO) as the Plan is frozen, and the present value of liabilities is not affected by future salary increases. We use a measurement date that coincides with our year end of December 31.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2018	2017
Accumulated benefit obligation	$220.7	$242.8
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$242.8	$239.1
Interest cost	8.2	9.3
Actuarial (gain) loss	(11.1)	11.7
Benefits paid	(19.2)	(17.3)
Projected benefit obligation at end of year	$220.7	$242.8
Change in plan assets:
Fair value of plan assets at beginning of year	$256.9	$245.3
Actual return on plan assets	(6.0)	30.6
Estimated expenses	(1.6)	(1.7)
Benefits paid	(19.2)	(17.3)
Fair value of plan assets at end of year	$230.1	$256.9
Over funded status	$9.4	$14.1
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$9.4	$14.1
Net amount recognized	$9.4	$14.1
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.21%	3.55%
Rate of compensation increase	N/A	N/A

The amounts included in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2018 and 2017 were $24.5 million and $33.3 million, respectively.
The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2018	2017	2016
Components of net periodic benefit cost:
Interest cost	$8.2	$9.3	$10.1
Expected return on plan assets	(11.3)	(10.8)	(11.5)
Recognized net actuarial (gain)	(1.1)	(0.4)	—
Amortization of prior service cost	0.1	0.1	0.1
Net periodic benefit (income)	$(4.1)	$(1.8)	$(1.3)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.55%	4.07%	4.19%
Expected return on plan assets	5.35%	5.36%	5.56%
Rate of compensation increase	N/A	N/A	N/A

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes our target asset allocation as of December 31, 2018 and the actual asset allocation as of December 31, 2018 and 2017 for our Plan:

	December 31, 2018	December 31, 2018	December 31, 2017
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation
Debt securities	82%	83%	70%
Equity securities	18	17	30
Total	100%	100%	100%

Asset allocations are reviewed and rebalanced periodically based on funded status. For 2019, the investment strategy for Plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 5.20%. While we believe we can achieve a long-term average return of 5.20%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.
The Plan assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2018 and 2017:

		Fair Value Measurements Using
	Total as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$4.0	$4.0	$—	$—
Mutual funds	226.1	—	226.1	—
Total assets	$230.1	$4.0	$226.1	$—

		Fair Value Measurements Using
	Total as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$3.0	$3.0	$—	$—
Mutual funds	253.9	—	253.9	—
Total assets	$256.9	$3.0	$253.9	$—

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments for the next ten years under the Plan follow:

2019	$20.4
2020	$19.2
2021	$18.5
2022	$18.1
2023	$17.2
2024 through 2028	$74.1

Collective Bargaining Agreements
As of December 31, 2018, approximately 24% of our workforce was represented by various labor unions, and approximately 6% of our workforce was covered by collective bargaining agreements (CBAs) that are not set to expire until 2024.
Multiemployer Pension Plans
We contribute to 26 multiemployer pension plans under CBAs covering union-represented employees. As of December 31, 2018, approximately 18% of our total current employees were participants in such multiemployer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2018 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $2.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2018 and 2017 is for the plans’ year ended September 30, or December 31, 2017 and 2016, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded, and plans in the “safe” green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject. There have been no significant changes that affect the comparability of the 2018, 2017 and 2016 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2017	2016	Implemented	2018	2017	2016	Imposed	of CBAs
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Safe	Safe	Implemented	$9.7	$10.2	$9.3	No	Various dates through 9/30/23
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	44.3	39.5	36.3	No	Various dates through 3/31/23
New England Teamsters & Trucking Industry Pension	04-6372430	Critical and Declining	Critical and Declining	Implemented	3.2	3.2	2.8	No	06/30/20
Midwest Operating Engineers Pension Fund	36-6140097	Endangered	Endangered	Implemented	2.1	2.2	2.0	No	Various dates through 5/31/21
Individually significant plans					59.3	55.1	50.4
All other plans	N/A	N/A	N/A	N/A	10.1	9.6	9.3	N/A
Total					$69.4	$64.7	$59.7

We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2018.
Defined Contribution Plan
We maintain the Republic Services 401(k) Plan (the 401(k) Plan), which is a defined contribution plan covering all eligible employees. Under the 401(k) Plan, participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.
Total expense recorded for matching 401(k) contributions in 2018, 2017 and 2016 was $51.7 million, $46.8 million and $40.9 million, respectively.

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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $100.0 million and $99.9 million as of December 31, 2018 and 2017, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $96.0 million and $97.9 million as of December 31, 2018 and 2017, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2018, 2017 and 2016, issuances under this plan totaled 117,153 shares, 113,941 shares and 130,085 shares, respectively. As of December 31, 2018, shares reserved for issuance to employees under this plan totaled 2.9 million and Republic held employee contributions of approximately $1.9 million for the purchase of common stock.

12.	SHARE REPURCHASES AND DIVIDENDS
Share Repurchases
Share repurchase activity during the years ended December 31, 2018 and 2017 follows (in millions except per share amounts):

	2018	2017
Number of shares repurchased	10.7	9.6
Amount paid	$736.9	$610.7
Weighted average cost per share	$69.06	$63.84

As of December 31, 2018, there were no repurchased shares pending settlement.
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2018, the remaining authorized purchase capacity under our October 2017 repurchase program was $1.1 billion.
Dividends
In October 2018, our Board of Directors approved a quarterly dividend of $0.375 per share. Cash dividends declared were $468.4 million, $446.3 million and $423.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we recorded a quarterly dividend payable of $121.0 million to shareholders of record at the close of business on January 2, 2019.

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
Earnings per share for the years ended December 31, 2018, 2017, and 2016 are calculated as follows (in thousands, except per share amounts):

	2018	2017	2016
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$1,036,898	$1,278,374	$612,588
Weighted average common shares outstanding	326,897	337,051	343,024
Basic earnings per share	$3.17	$3.79	$1.79
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$1,036,898	$1,278,374	$612,588
Weighted average common shares outstanding	326,897	337,051	343,024
Effect of dilutive securities:
Options to purchase common stock	745	1,246	1,076
Unvested RSU awards	250	346	190
Unvested PSU awards	491	338	100
Weighted average common and common equivalent shares outstanding	328,383	338,981	344,390
Diluted earnings per share	$3.16	$3.77	$1.78

There were no antidilutive securities during the years ended December 31, 2018, 2017, and 2016.

14.	SEGMENT REPORTING
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments for the years ended December 31, 2018, 2017 and 2016 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2018:
Group 1	$5,789.9	$(978.0)	$4,811.9	$484.9	$1,156.9	$457.0	$11,011.5
Group 2	5,928.0	(857.0)	5,071.0	493.7	938.5	515.8	8,999.6
Corporate entities	174.0	(16.0)	158.0	135.5	(359.6)	99.0	1,605.9
Total	$11,891.9	$(1,851.0)	$10,040.9	$1,114.1	$1,735.8	$1,071.8	$21,617.0
2017:
Group 1	$5,961.3	$(1,085.0)	$4,876.3	$477.1	$1,135.1	$530.4	$9,934.3
Group 2	5,844.8	(928.4)	4,916.4	508.8	945.9	362.9	9,655.4
Corporate entities	265.0	(16.2)	248.8	130.2	(412.5)	96.5	1,557.3
Total	$12,071.1	$(2,029.6)	$10,041.5	$1,116.1	$1,668.5	$989.8	$21,147.0
2016:
Group 1	$5,601.3	$(1,040.4)	$4,560.9	$462.3	$1,059.4	$416.2	$9,747.6
Group 2	5,551.6	(913.7)	4,637.9	490.8	863.0	375.1	9,349.7
Corporate entities	202.5	(13.6)	188.9	117.1	(384.9)	136.5	1,532.3
Total	$11,355.4	$(1,967.7)	$9,387.7	$1,070.2	$1,537.5	$927.8	$20,629.6

Financial information for the years ended December 31, 2017 and 2016 reflects the transfer of certain areas between our two field groups.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2018		2017		2016
Collection:
Residential	$2,235.1	22.3%	$2,285.7	22.8%	$2,239.7	23.9%
Small-container	3,057.5	30.5	2,995.6	29.8	2,877.5	30.7
Large-container	2,181.1	21.7	2,087.9	20.8	1,975.8	21.0
Other	43.8	0.4	44.2	0.4	38.2	0.4
Total collection (1)	7,517.5	74.9	7,413.4	73.8	7,131.2	76.0
Transfer	1,243.9		1,209.5		1,157.6
Less: intercompany	(706.4)		(703.8)		(694.1)
Transfer, net	537.5	5.4	505.7	5.0	463.5	4.9
Landfill	2,291.7		2,224.3		2,083.6
Less: intercompany	(1,020.8)		(985.5)		(962.4)
Landfill, net	1,270.9	12.7	1,238.8	12.3	1,121.2	11.9
Energy services	194.7	1.9	149.0	1.5	76.4	0.8
Other:
Recycling processing and commodity sales (2)	298.0	3.0	539.2	5.4	420.4	4.5
Other non-core	222.3	2.1	195.4	2.0	175.0	1.9
Total other	520.3	5.1	734.6	7.4	595.4	6.4
Total revenue	$10,040.9	100.0%	$10,041.5	100.0%	$9,387.7	100.0%
(1) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees were presented as a reduction to revenue for the year ended December 31, 2018. Similar fees were presented as a cost of operations for the years ended December 31, 2017 and 2016.
(2) In accordance with our adoption of the new revenue recognition standard, rebates paid to customers associated with recycled commodities were presented as a reduction to revenue for the year ended December 31, 2018. Similar costs were presented as a cost of operations for the years ended December 31, 2017 and 2016.
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
The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognize deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Depending upon the nature of the contract, we may also generate revenue through the collection of fuel recovery fees and environmental fees which are designed to recover our internal costs of providing services to our customers.
See Note 14, Segment Reporting, for additional information regarding revenue by reportable segment.
Revenue by Service Line
Collection Services
Our collection business involves the collection of waste for transport to transfer stations, or directly to landfills or recycling processing centers. Our solid waste collection services business includes both recurring and temporary customer relationships. Our standard contract duration is three years, although some of our exclusive franchises are for significantly longer periods. The fees received for collection services are based primarily on the market, collection frequency, type of service, type and volume or weight of the waste collected, the distance to the disposal facility and the cost of disposal.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2017 was recognized as revenue during the year ended December 31, 2018 when the service was performed. Our large-container customers are typically billed on a monthly basis based on the nature of the services provided during the period.
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
Recycling Processing and Commodity Sales
Our recycling processing centers generate revenue through the processing and sale of old corrugated cardboard (OCC), old newsprint (ONP), aluminum, glass and other materials at market prices. In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume and type of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of December 31, 2018, we recognized $89.2 million of deferred contract costs and capitalized sales commissions. During the year ended December 31, 2018, we amortized $11.1 million of capitalized sales commissions to selling, general and administrative expenses and $5.9 million of other deferred contract costs as a reduction of revenue.

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the years ended December 31, 2018, 2017 and 2016 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Total
Balance as of December 31, 2015	$(41.6)	$11.1	$(30.5)
Other comprehensive income before reclassifications	11.8	6.4	18.2
Amounts reclassified from accumulated other comprehensive loss	26.5	—	26.5
Net current period other comprehensive income	38.3	6.4	44.7
Balance as of December 31, 2016	(3.3)	17.5	14.2
Other comprehensive (loss) income before reclassifications	(0.6)	3.7	3.1
Amounts reclassified from accumulated other comprehensive income	5.3	—	5.3
Net current period other comprehensive income	4.7	3.7	8.4
Balance as of December 31, 2017	1.4	21.2	22.6
Other comprehensive income (loss) before reclassifications	18.5	(6.5)	12.0
Amounts reclassified from accumulated other comprehensive income	(3.8)	—	(3.8)
Net current period other comprehensive income (loss)	14.7	(6.5)	8.2
Balance as of December 31, 2018	$16.1	$14.7	$30.8

A summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2018	2017	2016	Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Recycling commodity hedges	$1.1	$(2.8)	$—	Revenue
Fuel hedges	4.3	(3.3)	(34.1)	Cost of operations
Terminated interest rate locks	(0.3)	(2.7)	(9.8)	Interest expense
	5.1	(8.8)	(43.9)	Total before tax
	(1.3)	3.5	17.4	Tax (expense) benefit
	3.8	(5.3)	(26.5)	Net of tax
Total gain (loss) reclassified into earnings	$3.8	$(5.3)	$(26.5)

17.	FINANCIAL INSTRUMENTS
Fuel Hedges
We have historically entered into multiple swap agreements designated as cash flow hedges to mitigate some of our exposure related to changes in diesel fuel prices. These swaps qualified for, and were designated as, effective hedges of changes in the prices of forecasted diesel fuel purchases (fuel hedges).

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
All of our fuel hedges settled on or before December 31, 2018, thus there is no related asset or liability as of December 31, 2018. The aggregate fair value of the outstanding fuel hedges as of December 31, 2017 was $3.0 million and was recorded in other current assets in our consolidated balance sheets. The ineffective portion of the changes in fair values was zero for the year ended December 31, 2018. The ineffective portions of the changes in fair values resulted in a gain of $0.1 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively, and have been recorded in other income, net in our consolidated statement of income.
Total (loss) gains recognized in other comprehensive income for fuel hedges (the effective portion) was $(1.8) million, $3.4 million and $20.7 million, net of tax, for the years ended December 31, 2018, 2017 and 2016, respectively. We classify cash inflows and outflows from our fuel hedges within operating activities in the consolidated statement of cash flows.
Recycling Commodity Hedges
Revenue from the sale of recycled commodities is primarily from sales of OCC and ONP. From time to time we use derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. During 2017, we entered into multiple costless collar agreements on forecasted OCC sales. The agreements qualified for, and were designated as, effective hedges of changes in the prices of certain forecasted recycling commodity sales (commodity hedges). The agreements involve combining a purchased put option giving us the right to sell OCC at an established floor strike price with a written call option obligating us to deliver OCC at an established cap strike price. The puts and calls have the same settlement dates, are net settled in cash on such dates and have the same terms to expiration. The contemporaneous combination of options resulted in no net premium for us and represents costless collars. Under these agreements, we will make or receive no payments as long as the settlement price is between the floor price and cap price; however, if the settlement price is above the cap, we will pay the counterparty an amount equal to the excess of the settlement price over the cap times the monthly volumes hedged. If the settlement price is below the floor, the counterparty will pay us the deficit of the settlement price below the floor times the monthly volumes hedged. The objective of these agreements is to reduce variability of cash flows for forecasted sales of OCC between two designated strike prices.
Costless collar hedges are recorded in our consolidated balance sheets at fair value. Fair values of costless collars are determined using standard option valuation models with assumptions about commodity prices based upon forward commodity price curves in underlying markets (Level 2 in the fair value hierarchy).
All of our costless collar hedges for OCC settled on or before December 31, 2018, thus there is no related asset or liability as of December 31, 2018. The aggregate fair value of the outstanding recycling commodity hedges as of December 31, 2017 was $0.2 million and was recorded in other accrued liabilities in our consolidated balance sheets. No amounts were recognized in other income, net in our consolidated statement of income for the ineffective portion of the changes in fair values during the years ended December 31, 2018, 2017 and 2016.
Total gains (loss) recognized in other comprehensive income for recycling commodity hedges (the effective portion) were $0.1 million, $0.4 million, and $(0.5) million, net of tax, for the years ended December 31, 2018, 2017 and 2016, respectively. We classify cash inflows and outflows from our recycling commodity hedges within operating activities in the consolidated statement of cash flows.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2018 and 2017, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2018
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$37.1	$37.1	$37.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	47.8	47.8	—	47.8	—
Interest rate swaps - other assets	2.5	2.5	—	2.5	—
Interest rate locks - other assets	10.3	10.3	—	10.3	—
Total assets	$97.7	$97.7	$37.1	$60.6	$—
Liabilities:
Contingent consideration - other long-term liabilities	$70.9	$70.9	$—	$—	$70.9
Total liabilities	$70.9	$70.9	$—	$—	$70.9

	December 31, 2017
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$30.3	$30.3	$30.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	92.1	92.1	—	92.1	—
Fuel hedges - other current assets	3.0	3.0	—	3.0	—
Interest rate swaps - other assets	8.0	8.0	—	8.0	—
Interest rate locks - other assets	19.1	19.1	—	19.1	—
Total assets	$152.5	$152.5	$30.3	$122.2	$—
Liabilities:
Commodity hedges - other accrued liabilities	$0.2	$0.2	$—	$0.2	$—
Contingent consideration - other long-term liabilities	73.3	73.3	—	—	73.3
Total liabilities	$73.5	$73.5	$—	$0.2	$73.3

Total Debt
As of December 31, 2018, the carrying value of our total debt was $8.3 billion and the fair value of our total debt was $8.7 billion. As of December 31, 2017, the carrying value of our total debt was $8.2 billion and the fair value of our total debt was $8.8 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2018 and December 31, 2017. See Note 9, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2018, the Sonoma contingent consideration represents the fair value of $67.0 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $82 million and $171 million. During 2018, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
The fair value of the contingent consideration was determined using probability assessments of the expected future consideration payments over the remaining useful life of the landfill, and applying a discount rate of 4.0%. The future consideration payments are based on significant inputs that are not observable in the market. Key assumptions include volume of annual tons disposed at the landfill, price paid per annual ton, and the discount rate that represent the best estimates of management, which are subject to remeasurement at each reporting date based on inbound tonnage. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of December 31, 2018, the contingent consideration of $4.4 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. During 2018, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
The fair value of the contingent consideration was determined using probability assessments of the expected future payments over the remaining useful life of the landfill, and applying a discount rate of 4.3%. The future payments are based on significant inputs that are not observable in the market. Key assumptions include annual volume of tons disposed at the landfill, which are subject to remeasurement at each reporting date based on inbound tonnage. The contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

18.	COMMITMENTS AND CONTINGENCIES
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $23 million relating to our outstanding legal proceedings as of December 31, 2018. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $14 million higher than the amount recorded as of December 31, 2018.
Lease Commitments
We and our subsidiaries lease real property, equipment and software under various operating leases with remaining terms from one month to 16 years. Rent expense during the years ended December 31, 2018, 2017 and 2016 was $87.9 million, $72.9 million and $56.8 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease obligations under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2018 are as follows:

2019	$38.7
2020	35.1
2021	32.1
2022	27.7
2023	26.2
Thereafter	129.2
$289.0

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
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2018 are as follows:

2019	$350.8
2020	83.0
2021	46.1
2022	38.5
2023	30.8
Thereafter	341.6
$890.8

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2018	2017
Letters of credit	$474.2	$490.3
Surety bonds	3,418.5	3,307.3

The outstanding letters of credit used $379.6 million of availability under our Credit Facility as of December 31, 2018 and $462.7 million of availability under our Replaced Credit Facilities as of December 31, 2017. Surety bonds subject to expiration will expire on various dates through 2026.
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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2018	2017
Financing proceeds	$—	$38.6
Capping, closure and post-closure obligations	29.5	28.6
Insurance	78.6	71.4
Other	—	2.5
Total restricted cash and marketable securities	$108.1	$141.1

We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,366.1 million were outstanding as of December 31, 2018. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit. There were no letters of credit outstanding as of December 31, 2018 and 2017 associated with these reimbursement obligations.
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

19.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Revenue (1)	$2,427.5	$2,517.8	$2,565.7	$2,530.0
Operating income (1)	404.2	408.2	440.3	483.3
Net income	237.9	235.7	262.9	301.1
Net income attributable to Republic Services, Inc. (1)	237.7	234.9	263.4	301.0
Diluted earnings per common share	0.72	0.71	0.81	0.92
2017:
Revenue (2)	$2,392.8	$2,526.7	$2,562.0	$2,560.0
Operating income	388.1	425.5	448.1	406.8
Net income	187.8	203.4	223.3	664.5
Net income attributable to Republic Services, Inc. (1)	187.8	202.9	223.2	664.4
Diluted earnings per common share (1)	0.55	0.60	0.66	1.98

(1) Line items in these rows do not total to amounts reported in the consolidated statement of income due to rounding.
(2) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees and rebates paid to customers associated with recycled commodities were presented as a reduction to revenue for the year ended December 31, 2018. Similar fees were presented as a cost of operations for the year ended December 31, 2017.
During the fourth quarter of 2018, we recorded a reduction to remediation expense of $40.0 million related to an insurance recovery at our closed Bridgeton Landfill.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2018, based on the specified criteria.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings “Proposal 1 - Election of Directors,” “Biographical Information Regarding Directors/Nominees,” “Board of Directors and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Five Percent Shareholders” and “Security Ownership of the Board of Directors and Management” in the Proxy Statement for the 2019 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2018 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	3.4	$32.72	31.9
Equity compensation plans not approved by security holders	—	—	—
Total	3.4	$32.72	31.9
 ____________

(a)	Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan and our 2018 Employee Stock Purchase Plan (ESPP).

(b)
Includes 1.0 million stock options, 1.6 million shares underlying restricted stock units, 0.8 million shares underlying performance shares, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.

(c)	Excludes restricted stock units and performance shares as these awards do not have exercise prices.

(d)	The shares remaining available for future issuances include 13.4 million shares under our Amended and Restated 2007 Stock Incentive Plan and 2.9 million shares under our ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the heading “Board of Directors and Corporate Governance Matters” in the Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading “Audit and Related Fees” in the Proxy Statement for the 2019 Annual Meeting of Shareholders.

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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, as indicated in the description of each, File No. 1-14267 in the case of Republic and File No. 1-14705 and No. 0-19285 in the case of Allied.

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

4.19
Fourth Supplemental Indenture, dated as of March 11, 2015, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.20% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2015).

4.20
Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).

4.21
Sixth Supplemental Indenture, dated as of November 16, 2017, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2017).

4.22	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
4.23
Credit Agreement, dated as of June 8, 2018, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Ling Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 11, 2018).

Exhibit Number	Description
4.24
Seventh Supplemental Indenture, dated as of May 14, 2018, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.950% Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2018).

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

10.39+
Offer Letter, dated February 6, 2018, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K dated February 8, 2018).

10.40+
Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective January 1, 2018, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K dated February 8, 2018).

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

Date:	February 7, 2019	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2019
Donald W. Slager

/s/ CHARLES F. SERIANNI	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 7, 2019
Charles F. Serianni

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2019
Brian A. Goebel

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 7, 2019
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 7, 2019
Tomago Collins

/s/ THOMAS W. HANDLEY	Director	February 7, 2019
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 7, 2019
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 7, 2019
Michael Larson

/s/ KIM S. PEGULA	Director	February 7, 2019
Kim S. Pegula

/s/ RAMON A. RODRIGUEZ	Director	February 7, 2019
Ramon A. Rodriguez

/s/ JAMES P. SNEE	Director	February 7, 2019
James P. Snee

/s/ JOHN M. TRANI	Director	February 7, 2019
John M. Trani

/s/ SANDRA M. VOLPE	Director	February 7, 2019
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 7, 2019
Katharine B. Weymouth