Form 10-Q
period 2019-03-31
REPUBLIC SERVICES, INC.
filed 2019-04-26
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 18, 2019, the registrant had outstanding 321,586,101 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 31,258,690).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68.0	$70.5
Accounts receivable, less allowance for doubtful accounts and other of $33.2 and $34.3, respectively	1,073.7	1,102.7
Prepaid expenses and other current assets	302.9	391.2
Total current assets	1,444.6	1,564.4
Restricted cash and marketable securities	115.1	108.1
Property and equipment, net	7,989.7	8,020.1
Goodwill	11,431.6	11,400.1
Other intangible assets, net	115.1	106.5
Other assets	685.9	417.8
Total assets	$21,782.0	$21,617.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629.6	$761.5
Notes payable and current maturities of long-term debt	1,595.6	690.7
Deferred revenue	330.8	338.7
Accrued landfill and environmental costs, current portion	134.0	130.6
Accrued interest	79.5	68.5
Other accrued liabilities	698.4	728.6
Total current liabilities	3,467.9	2,718.6
Long-term debt, net of current maturities	6,801.5	7,646.8
Accrued landfill and environmental costs, net of current portion	1,707.3	1,701.6
Deferred income taxes and other long-term tax liabilities, net	1,051.8	1,028.3
Insurance reserves, net of current portion	270.4	270.8
Other long-term liabilities	560.5	321.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 352.8 and 351.9 issued and outstanding, respectively	3.5	3.5
Additional paid-in capital	4,944.6	4,924.9
Retained earnings	4,857.5	4,750.5
Treasury stock, at cost; 31.1 and 29.4 shares, respectively	(1,910.9)	(1,782.6)
Accumulated other comprehensive income, net of tax	24.8	30.8
Total Republic Services, Inc. stockholders’ equity	7,919.5	7,927.1
Non-controlling interests in consolidated subsidiary	3.1	2.4
Total stockholders’ equity	7,922.6	7,929.5
Total liabilities and stockholders’ equity	$21,782.0	$21,617.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$2,470.6	$2,427.5
Expenses:
Cost of operations	1,506.1	1,469.8
Depreciation, amortization and depletion	251.5	263.1
Accretion	20.5	20.4
Selling, general and administrative	266.4	261.2
(Gain) loss on disposition of assets and asset impairments, net	0.3	(0.7)
Restructuring charges	3.0	9.5
Operating income	422.8	404.2
Interest expense	(100.4)	(94.8)
Loss from unconsolidated equity method investment	(11.6)	—
Interest income	1.9	0.2
Other income, net	0.1	1.0
Income before income taxes	312.8	310.6
Provision for income taxes	77.9	72.7
Net income	234.9	237.9
Net income attributable to non-controlling interests in consolidated subsidiary	(0.7)	(0.2)
Net income attributable to Republic Services, Inc.	$234.2	$237.7
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.73	$0.72
Weighted average common shares outstanding	322.3	330.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.72	$0.72
Weighted average common and common equivalent shares outstanding	323.5	332.2
Cash dividends per common share	$0.375	$0.345
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$234.9	$237.9
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	$—	$0.6
Realized gain reclassified into earnings	(0.1)	(0.2)
Unrealized (loss) gain	(11.3)	18.7
Other comprehensive income (loss), net of tax	(11.4)	19.1
Comprehensive income	223.5	257.0
Comprehensive income attributable to non-controlling interests	(0.7)	(0.2)
Comprehensive income attributable to Republic Services, Inc.	$222.8	$256.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2018	351.9	$3.5	$4,924.9	$4,750.5	(29.4)	$(1,782.6)	$30.8	$2.4	$7,929.5
Adoption of accounting standards	—	—	—	(5.4)	—	—	5.4	—	—
Net income	—	—	—	234.2	—	—	—	0.7	234.9
Other comprehensive loss	—	—	—	—	—	—	(11.4)	—	(11.4)
Cash dividends declared	—	—	—	(120.7)	—	—	—	—	(120.7)
Issuances of common stock	0.9	—	7.7	—	(0.2)	(16.8)	—	—	(9.1)
Stock-based compensation	—	—	12.0	(1.1)	—	—	—	—	10.9
Purchase of common stock for treasury	—	—	—	—	(1.5)	(111.5)	—	—	(111.5)
Balance as of March 31, 2019	352.8	$3.5	$4,944.6	$4,857.5	(31.1)	$(1,910.9)	$24.8	$3.1	$7,922.6

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2017	350.1	$3.5	$4,839.6	$4,152.5	(18.4)	$(1,059.4)	$22.6	$2.3	$7,961.1
Adoption of accounting standards	—	—	—	33.4	—	—	—	—	33.4
Net income	—	—	—	237.7	—	—	—	0.2	237.9
Other comprehensive income	—	—	—	—	—	—	19.1	—	19.1
Cash dividends declared	—	—	—	(113.3)	—	—	—	—	(113.3)
Issuances of common stock	1.0	—	20.6	—	(0.3)	(19.3)	—	—	1.3
Stock-based compensation	—	—	11.4	(1.0)	—	—	—	—	10.4
Purchase of common stock for treasury	—	—	—	—	(3.8)	(235.6)	—	—	(235.6)
Balance as of March 31, 2018	351.1	$3.5	$4,871.6	$4,309.3	(22.5)	$(1,314.3)	$41.7	$2.5	$7,914.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities:
Net income	$234.9	$237.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	272.0	283.5
Non-cash interest expense	11.0	10.9
Restructuring related charges	3.0	9.5
Stock-based compensation	11.1	11.1
Deferred tax provision	27.7	25.3
Provision for doubtful accounts, net of adjustments	7.5	6.8
Gain on disposition of assets and asset impairments, net	(1.4)	(0.4)
Environmental adjustments	(10.5)	1.4
Loss from unconsolidated equity method investment	11.6	—
Other non-cash items	(0.1)	0.1
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	23.2	47.5
Prepaid expenses and other assets	56.8	4.4
Accounts payable	(45.6)	(3.2)
Restructuring expenditures	(4.6)	(8.4)
Capping, closure and post-closure expenditures	(8.4)	(7.3)
Remediation expenditures	(7.2)	(11.2)
Other liabilities	(27.3)	(26.5)
Cash provided by operating activities	553.7	581.4
Cash used in investing activities:
Purchases of property and equipment	(299.3)	(263.3)
Proceeds from sales of property and equipment	4.1	3.6
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(62.7)	(19.1)
Cash received from business divestitures	—	1.1
Purchases of restricted marketable securities	(5.0)	(30.2)
Sales of restricted marketable securities	5.1	30.4
Other	(1.3)	0.8
Cash used in investing activities	(359.1)	(276.7)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	1,104.9	1,093.9
Payments of notes payable and long-term debt and senior notes	(1,052.6)	(1,073.4)
Issuances of common stock, net	(9.1)	1.3
Purchases of common stock for treasury	(111.5)	(254.5)
Cash dividends paid	(121.0)	(114.4)
Other	(2.1)	(2.5)
Cash used in financing activities	(191.4)	(349.6)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	3.2	(44.9)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	133.3	179.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$136.5	$134.2
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension funds, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our actual results may differ significantly from our estimates.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

New Accounting Pronouncements
Accounting Standards Adopted
Effective January 1, 2019, we adopted the following accounting standard updates (ASUs) as issued by the Financial Accounting Standards Board (FASB):

ASU		Effective Date
ASU 2016-02	Leases (Topic 842)	January 1, 2019
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019
ASU 2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting	January 1, 2019
ASU 2018-02	Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
ASU 2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2019
Leases
Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (ASC 842 or the new leasing standard) using the optional transition method prescribed by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Upon adoption of the new leasing standard, we recognized a right-of-use asset and a right-of-use liability for leases classified as operating leases in our consolidated balance sheet. We applied the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.
To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we designed internal controls over the adoption and implemented a software solution to manage and account for our leases. As of January 1, 2019, we recognized a right-of-use liability for our operating leases of $256.3 million classified as other accrued liabilities and other long-term liabilities and a corresponding right-of-use asset of $236.2 million classified as other long-term assets in our consolidated balance sheet. The right-of-use asset reflects adjustments for certain favorable or unfavorable leases recognized through acquisitions, prepaid or accrued rent, asset impairments and lease incentives, including but not limited to cash incentives, rent abatement or leasehold improvements paid by the lessor. We did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2019 as the standard did not have a material impact on our consolidated statement of income. In addition, the standard did not have a material impact on our accounting for finance (capital) leases.
We assessed the disclosure requirements under the new leasing standard as part of our adoption. Refer to Note 8, Leases, included herein for our enhanced supplemental disclosures.
Derivatives and Hedging
Effective January 1, 2019, we adopted the FASB's ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). We adopted the new guidance over income statement presentation and enhanced disclosures prospectively, and we adopted the guidance over the elimination of the separate measurement of ineffectiveness on a modified retrospective basis to existing hedging relationships as of the date of adoption. Prior to adoption, the net periodic earnings of our fair value hedges were presented within other income, net in our consolidated statement of income and are now presented within interest expense in our consolidated statement of income, i.e. the same line item as the effect of the hedged item. Our adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.
Effective January 1, 2019, in conjunction with ASU 2017-12, we adopted the FASB's ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting (ASU 2018-16) on a prospective basis. LIBOR is expected to no longer be published by 2021. Consequently, the FASB added the OIS rate based on SOFR as an eligible benchmark interest rate in order to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We are developing a plan to transition our interest rate

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

swaps from LIBOR to SOFR. Our adoption of ASU 2018-16 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2019.
Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income
Effective January 1, 2019, we adopted the FASB's ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The amendments only relate to the reclassification of the income tax effects of the Tax Act, and the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Consequently, we reclassified $5.4 million of stranded tax effects from accumulated other comprehensive income to retained earnings.
Improvements to Nonemployee Share-Based Payment Accounting
Effective January 1, 2019, we adopted the FASB's ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. We will apply the guidance prescribed by this update on a prospective basis. Our adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2019.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
Effective January 1, 2019, we early adopted the FASB's ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) using a prospective approach. In accordance with the standard, we present capitalized implementation costs incurred in a hosting arrangement that is a service contract as other assets on our consolidated balance sheet. This presentation is consistent with the presentation of the prepayment of fees for the hosting arrangement. Historically, implementation costs were presented as a component of property and equipment, net.
As of January 1, 2019, we reclassified $28.7 million of capitalized implementation costs incurred in a hosting arrangement that is a service contract from property and equipment, net to other assets on our consolidated balance sheet. During the three months ended March 31, 2019, we recognized $8.1 million of amortization expense for the prepayment of fees and capitalized implementation costs incurred in a hosting arrangement as a component of depreciation, amortization and depletion in our consolidated statement of income. During the three months ended March 31, 2019, we recognized $5.2 million of payments for capitalized implementation costs in the same manner as payments made for fees associated with the hosting arrangement as a component of cash provided by operating activities in our consolidated statement of cash flows.
Accounting Standards Issued but not yet Adopted
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the FASB’s efforts to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-14 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. We are currently assessing the effect this guidance may have on our consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the three months ended March 31, 2019 and 2018. The purchase price for these business acquisitions and the allocations of the purchase price follows:

	2019	2018
Purchase price:
Cash used in acquisitions, net of cash acquired	$50.6	$17.1
Holdbacks	3.9	2.9
Total	54.5	20.0
Allocated as follows:
Accounts receivable	1.6	0.7
Property and equipment	7.7	7.3
Other assets	0.4	—
Other liabilities	(0.4)	(3.1)
Fair value of tangible assets acquired and liabilities assumed	9.3	4.9
Excess purchase price to be allocated	$45.2	$15.1
Excess purchase price allocated as follows:
Other intangible assets	$12.7	$1.2
Goodwill	32.5	13.9
Total allocated	$45.2	$15.1
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes. These acquisitions are not material to our results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
Investments
We hold non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. During the three months ended March 31, 2019, we reduced the carrying value of these investments by $11.6 million as a result of tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreements. We recognized no changes to the carrying value of these investments during the three months ended March 31, 2018.
Acquisition - Subsequent Event
In April 2019, we acquired all of the assets of a company and its affiliates, which collectively operated a hauling, transfer station, and recycling business in Oregon, for cash consideration of approximately $56 million.
Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations.
During the three months ended March 31, 2019, we incurred restructuring charges of $3.0 million that primarily related to upgrades to our back-office software systems. During the three months ended March 31, 2018, we incurred restructuring charges of $9.5 million that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $4.6 million and $8.4 million during the three months ended March 31, 2019 and 2018, respectively, related to these restructuring efforts.
In 2019, we expect to incur additional restructuring charges of approximately $5 million primarily related to upgrades to our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2018	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of March 31, 2019
Group 1	$6,150.6	$17.4	$—	$(1.0)	$6,167.0
Group 2	5,249.5	15.1	—	—	5,264.6
Total	$11,400.1	$32.5	$—	$(1.0)	$11,431.6

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 18 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of March 31, 2019
	Balance as of December 31, 2018	Acquisitions	Adjustments and Other (1)	Balance as of March 31, 2019	Balance as of December 31, 2018	Additions Charged to Expense	Adjustments and Other (1)	Balance as of March 31, 2019
Customer relationships, franchise and other municipal agreements	$692.4	$11.1	$—	$703.5	$(607.2)	$(3.7)	$0.2	$(610.7)	$92.8
Non-compete agreements	37.0	3.1	0.9	41.0	(31.5)	(0.9)	—	(32.4)	8.6
Other intangible assets	64.3	—	(6.1)	58.2	(48.5)	(0.2)	4.2	(44.5)	13.7
Total	$793.7	$14.2	$(5.2)	$802.7	$(687.2)	$(4.8)	$4.4	$(687.6)	$115.1

(1) In accordance with our adoption of the new leasing standard, we transferred $1.9 million of net favorable lease assets recognized through historical acquisitions to other assets as of January 1, 2019.

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 follows:

	2019	2018
Income tax receivable	$105.3	$187.7
Other prepaid expenses	72.7	75.6
Inventories	55.4	53.1
Reinsurance receivable	29.9	25.7
Other non-trade receivables	25.7	34.4
Prepaid fees for cloud-based hosting arrangements, current	9.9	10.2
Other current assets	4.0	4.5
Total	$302.9	$391.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of March 31, 2019 and December 31, 2018 follows:

	2019	2018
Right-of-use lease asset	$228.0	$—
Deferred compensation plan	107.8	100.0
Deferred contract costs and sales commissions	87.0	89.2
Reinsurance receivable	77.8	68.0
Investments	61.4	73.0
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements (1)	35.8	—
Amounts recoverable for capping, closure and post-closure obligations	31.2	30.5
Interest rate swaps and locks	13.3	12.8
Deferred financing costs	3.9	4.2
Other	39.7	40.1
Total	$685.9	$417.8
(1) In accordance with our adoption of ASU 2018-15, capitalized implementation costs for cloud-based hosting arrangements are presented as other assets as of March 31, 2019. Similar costs are presented as a component of property, plant and equipment as of December 31, 2018.
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2019 and December 31, 2018 follows:

	2019	2018
Insurance reserves, current	$157.4	$152.9
Accrued payroll and benefits	154.6	205.1
Accrued fees and taxes	127.8	124.2
Accrued dividends	120.7	121.0
Operating lease liabilities, current	33.7	—
Ceded insurance reserves, current	29.9	25.7
Accrued professional fees and legal settlement reserves	14.0	13.1
Other	60.3	86.6
Total	$698.4	$728.6
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2019 and December 31, 2018 follows:

	2019	2018
Operating lease liabilities	$214.3	$—
Deferred compensation plan	109.6	96.0
Ceded insurance reserves	77.8	68.0
Contingent consideration and acquisition holdbacks	69.6	73.9
Interest rate swap locks	12.5	—
Withdrawal liability - multiemployer pension funds	12.2	12.2
Legal settlement reserves	10.0	10.0
Pension and other post-retirement liabilities	6.0	6.0
Other	48.5	55.3
Total	$560.5	$321.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2019, we owned or operated 190 active landfills with total available disposal capacity of approximately 5.1 billion in-place cubic yards. Additionally, we had 129 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2019 and December 31, 2018 follows:

	2019	2018
Landfill final capping, closure and post-closure liabilities	$1,314.0	$1,292.0
Environmental remediation	527.3	540.2
Total accrued landfill and environmental costs	1,841.3	1,832.2
Less: current portion	(134.0)	(130.6)
Long-term portion	$1,707.3	$1,701.6
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31, 2019 and 2018:

	2019	2018
Asset retirement obligation liabilities, beginning of year	$1,292.0	$1,257.7
Non-cash additions	10.3	10.3
Acquisitions, net of divestitures and other adjustments	0.1	0.1
Asset retirement obligation adjustments	(0.5)	0.3
Payments	(8.4)	(7.3)
Accretion expense	20.5	20.4
Asset retirement obligation liabilities, end of period	1,314.0	1,281.5
Less: current portion	(75.4)	(76.8)
Long-term portion	$1,238.6	$1,204.7
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. However, if there are significant changes in the facts and circumstances related to a site during the year, we will update our assumptions prospectively in the period that we know all the relevant facts and circumstances and make adjustments as appropriate.
The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $29.8 million and $29.5 million as of March 31, 2019 and December 31, 2018, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2019 would be approximately $369 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2019 and 2018:

	2019	2018
Environmental remediation liabilities, beginning of year	$540.2	$564.0
Net adjustments charged to expense	(10.5)	1.4
Payments	(7.2)	(11.2)
Accretion expense (non-cash interest expense)	4.8	5.1
Environmental remediation liabilities, end of period	527.3	559.3
Less: current portion	(58.6)	(63.6)
Long-term portion	$468.7	$495.7
Bridgeton Landfill. During the three months ended March 31, 2019, we paid $2.8 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of March 31, 2019, the remediation liability recorded for this site was $158.2 million, of which approximately $12 million is expected to be paid during the remainder of 2019. We believe the remaining reasonably possible high end of our range would be approximately $171 million higher than the amount recorded as of March 31, 2019.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On September 27, 2018, the U.S. Environmental Protection Agency (EPA) issued a Record of Decision Amendment for West Lake that includes a total undiscounted cost estimate of $229 million over a four to five-year design and construction timeline. On March 11, 2019, the EPA issued special notice letters under CERCLA to Bridgeton Landfill, LLC and the other currently designated Potentially Responsible Parties to initiate negotiations to implement the remedy. At this time we are neither able to predict the final design of that remedy, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for our expected remediation liability. However, subsequent events related to remedy design, divisibility, or allocation may require us to modify our expected remediation liability.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, finance leases and long-term debt as of March 31, 2019 and December 31, 2018 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2019			December 31, 2018
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$87.3	$—	$87.3	$33.4	$—	$33.4
June 2019	Variable	—	—	—	—	—	—
May 2021	Variable	—	—	—	—	—	—
June 2023	Variable	160.0	—	160.0	159.0	—	159.0
Senior notes:
September 2019	5.500	650.0	(0.6)	649.4	650.0	(0.9)	649.1
March 2020	5.000	850.0	(0.8)	849.2	850.0	(1.0)	849.0
November 2021	5.250	600.0	(1.1)	598.9	600.0	(1.2)	598.8
June 2022	3.550	850.0	(3.3)	846.7	850.0	(3.6)	846.4
May 2023	4.750	550.0	(2.0)	548.0	550.0	(5.5)	544.5
March 2025	3.200	500.0	(4.1)	495.9	500.0	(4.3)	495.7
June 2026	2.900	500.0	(4.3)	495.7	500.0	(4.4)	495.6
November 2027	3.375	650.0	(5.8)	644.2	650.0	(5.9)	644.1
May 2028	3.950	800.0	(16.9)	783.1	800.0	(17.3)	782.7
March 2035	6.086	181.9	(14.3)	167.6	181.9	(14.4)	167.5
March 2040	6.200	399.9	(3.8)	396.1	399.9	(3.8)	396.1
May 2041	5.700	385.7	(5.3)	380.4	385.7	(5.3)	380.4
Debentures:
May 2021	9.250	35.3	(0.6)	34.7	35.3	(0.7)	34.6
September 2035	7.400	148.1	(33.6)	114.5	148.1	(33.8)	114.3
Tax-exempt:
2019 - 2044	1.950 - 2.500	1,042.4	(5.5)	1,036.9	1,042.4	(5.6)	1,036.8
Finance leases:
2019 - 2046	3.070 - 12.203	108.5	—	108.5	109.5	—	109.5
Total Debt		$8,499.1	$(102.0)	8,397.1	$8,445.2	$(107.7)	8,337.5
Less: current portion				(1,595.6)			(690.7)
Long-term portion				$6,801.5			$7,646.8
Credit Facilities
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (the Credit Facility), which replaced our $1.0 billion and $1.25 billion unsecured credit facilities that would have matured in May 2021 and June 2019, respectively. The Credit Facility matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,696.5 million and $1,694.1 million as of March 31, 2019 and December 31, 2018, respectively. The Credit Facility can be used for working capital, capital

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of March 31, 2019 and December 31, 2018, we had $160.0 million and $159.0 million of borrowings under our Credit Facility, respectively. We had $376.2 million and $379.6 million of letters of credit outstanding under our Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. We had $87.3 million of borrowings and $33.4 million borrowings outstanding under our Uncommitted Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
Senior Notes and Debentures
In 2018, we issued $800.0 million of 3.950% senior notes due 2028. Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually.
Tax-Exempt Financings
As of March 31, 2019 and December 31, 2018, we had $1,036.9 million and $1,036.8 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044, respectively. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket all of our variable rate unsecured tax-exempt bonds.
Finance Leases
We had finance lease liabilities of $108.5 million and $109.5 million as of March 31, 2019 and December 31, 2018, respectively, with maturities ranging from 2019 to 2046.
Interest Rate Swap and Lock Agreements
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. From time to time, we also have entered into interest rate swap and lock agreements to manage risk associated with interest rates, either to effectively convert specific fixed rate debt to a floating rate (fair value hedges), or to lock interest rates in anticipation of future debt issuances (cash flow hedges).
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of March 31, 2019 and December 31, 2018, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of March 31, 2019 and December 31, 2018, the interest rate swap agreements are reflected at their fair value of $5.9 million and $2.5 million, respectively, and are included in other assets in our consolidated balance sheet. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets.
For the three months ended March 31, 2019 and 2018, we recognized a loss of $3.4 million and a gain of $6.8 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of $3.4 million and an offsetting loss of $6.8 million respectively, on the related interest rate swaps. The difference of these fair value changes for the three months ended March 31, 2018 was recorded directly in earnings as other income, net. In accordance with our adoption of ASU 2017-12, the difference of these fair value changes for the three months ended March 31, 2019 was recorded directly in earnings as interest expense.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For further detail regarding the effect of our fair value hedging on interest expense, refer to Note 12, Financial Instruments, to our unaudited consolidated financial instruments in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cash Flow Hedges
As of March 31, 2019 and December 31, 2018, our interest rate lock agreements had an aggregate notional value of $750.0 million and $725.0 million, respectively, with fixed interest rates ranging from 1.900% to 3.250%. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 and 2020. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of March 31, 2019 were assets of $7.4 million and liabilities of $12.5 million, and were recorded in other assets and long-term liabilities in our consolidated balance sheet, respectively. As of December 31, 2018, $10.3 million was recorded in other assets in our consolidated balance sheet.
Total unrealized loss recognized in other comprehensive income for interest rate locks was $11.3 million for the three months ended March 31, 2019, and total unrealized gain recognized in other comprehensive income for the three months ended March 31, 2018 was $18.3 million.
As of March 31, 2019 and December 31, 2018, our previously terminated interest rate locks, recorded as components of accumulated other comprehensive income, net of tax, were income of $11.0 million and $11.2 million, respectively. The amortization of the terminated interest rate locks is recorded as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $0.8 million of net interest income over the next twelve months as a yield adjustment of our senior notes.
For detail regarding the effect of our cash flow hedging on interest expense, refer to Note 12, Financial Instruments, to our unaudited consolidated financial instruments in Item 1 of Part I of this Quarterly Report on Form 10-Q.
8. LEASES
We lease property and equipment in the ordinary course of business under various lease agreements. The most significant lease obligations are for real property and equipment specific to our industry, including property operated as a landfill or transfer station and operating equipment. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. Our lease terms include options to renew the lease when it is reasonably certain that we will exercise the option.
Certain leases require payments that are variable in nature based on volume measurements, e.g. a fixed rate per ton at our landfills. In addition, certain rental payments are adjusted annually based on changes in an underlying base index such as a consumer price index. Variable lease payments are recognized in our consolidated statement of income in the period incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We generally account for lease components separately from non-lease components.
Leases are classified as either operating leases or finance leases, as appropriate. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet.
Operating Leases
Many of our leases are operating leases. Operating lease classification generally can be attributed to either (1) relatively low fixed minimum lease payments (including, for example, real property lease payments that are not fixed and vary based on the volume of waste we receive or process), or (2) minimum lease terms that are shorter than the assets’ economic useful life. We expect that, in the ordinary course of business, our operating leases will be renewed, replaced by other leases, or replaced with capital expenditures. We recognize rent expense for these leases on a straight-line basis over the lease term.
We recognize a right-of-use liability and right-of-use asset for leases classified as operating leases in our consolidated balance sheet upon lease commencement. The right-of-use liability represents the present value of the remaining lease payments. An implicit rate is often not readily available for these leases. As such, we use our incremental borrowing rate at the commencement date to determine the present value of the lease payments. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. In addition, we recognize a corresponding right-of-use asset, which represents our right to use an underlying asset for the lease term. The right-of-use asset is adjusted for certain favorable or unfavorable leases recognized through acquisition, prepaid or accrued rent, asset impairments and lease incentives, including but not limited to cash incentives, rent abatement or leasehold improvements paid by the lessor.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Finance Leases
We capitalize assets acquired under finance leases at lease commencement and amortize them to depreciation expense over the lesser of the useful life of the asset or the lease term on either a straight-line or a units-of-consumption basis, depending on the asset leased. We record the present value of the related lease payments as a debt obligation. Our finance lease liability relates primarily to certain long-term landfill operating agreements that require minimum lease payments with offsetting finance lease assets recorded as part of the landfill development costs.
A summary of the lease classification on our consolidated balance sheet as of March 31, 2019 follows:

		2019
Assets
Operating lease assets	Other assets	$228.0
Finance lease assets	Property and equipment, net	119.7
Total leased assets		$347.7

Liabilities
Current
Operating	Other accrued liabilities	$33.7
Finance	Notes payable and current maturities of long-term debt	5.7
Long-term
Operating	Other long-term liabilities	214.3
Finance	Long-term debt, net of current maturities	102.8
Total lease liabilities		$356.5
A summary of the lease cost reflected in our consolidated statement of operations for the three months ended March 31, 2019 follows:

		Three Months Ended March 31, 2019
Operating lease cost
Fixed lease cost	Cost of operations	$9.3
Short-term lease cost	Cost of operations	10.1
Variable lease cost	Cost of operations	4.2
Finance lease cost
Amortization of leased assets	Depreciation amortization, and depletion	1.3
Interest on lease liabilities	Interest expense	1.9
Variable lease cost	Interest expense	1.3
Total lease cost		$28.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Aggregate principal payments for operating and finance leases follows:

	Operating Leases	Finance Leases	Total
2019 (remaining)	$35.6	$9.9	$45.5
2020	38.8	13.3	52.1
2021	35.3	12.9	48.2
2022	30.4	12.3	42.7
2023	29.0	37.7	66.7
Thereafter	137.3	128.4	265.7
Total lease payments	306.4	214.5	520.9
Less: interest	(58.4)	(106.0)	(164.4)
Present value of lease liabilities	$248.0	$108.5	$356.5

A summary of the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2019 follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	9.1
Finance leases	15.5
Weighted-average discount rate
Operating leases	3.8%
Finance leases	7.4%
Supplemental cash flow and other non-cash information for the three months ended March 31, 2019 follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25.0
Operating cash flows from finance leases	$3.2
Financing cash flows from finance leases	$2.6
Leased assets obtained in exchange for new finance lease liabilities	$—
Leased assets obtained in exchange for new operating lease liabilities	$1.7

9. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2019 and 2018 was 25.0% and 23.4%, respectively.
Cash paid for income taxes was a net refund of $32.2 million and a net payment of $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The net refund received for the three months ended March 31, 2019 was primarily related to the receipt of funds from amended returns filed during 2018.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2019, the valuation allowance associated with our state loss carryforwards was approximately $73 million.
We are subject to income tax in the United States and Puerto Rico, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination or administrative review by the Internal Revenue Service, state and local taxing authorities and Puerto Rico for various tax years.
We believe that our recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of March 31, 2019, we are unable to estimate the resolution of our gross unrecognized benefits over the next twelve months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of March 31, 2019, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $12.0 million related to our uncertain tax positions.
10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
In March 2013, our Board of Directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Plan), and in May 2013 our shareholders ratified the Plan. We currently have approximately 12.8 million shares of common stock reserved for future grants under the Plan.
Stock Repurchases
Stock repurchase activity during the three months ended March 31, 2019 and March 31, 2018 follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Number of shares repurchased	1.5	3.8
Amount paid	$111.5	$254.5
Weighted average cost per share	$74.76	$66.69
As of March 31, 2019, there were no repurchased shares pending settlement. As of March 31, 2018, 0.2 million repurchased shares were pending settlement, resulting in an associated $14.9 million of share repurchases unpaid and included within other accrued liabilities.
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2019, the remaining authorized purchase capacity under our October 2017 repurchase program was $992.6 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Dividends
In February 2019, our Board of Directors approved a quarterly dividend of $0.375 per share. Cash dividends declared were $120.7 million for the three months ended March 31, 2019. As of March 31, 2019, we recorded a quarterly dividend payable of $120.7 million to shareholders of record at the close of business on April 1, 2019.
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
Earnings per share for the three months ended March 31, 2019 and 2018 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$234,200	$237,700
Weighted average common shares outstanding	322,282	330,655
Basic earnings per share	$0.73	$0.72
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$234,200	$237,700
Weighted average common shares outstanding	322,282	330,655
Effect of dilutive securities:
Options to purchase common stock	504	904
Unvested RSU awards	227	260
Unvested PSU awards	437	389
Weighted average common and common equivalent shares outstanding	323,450	332,208
Diluted earnings per share	$0.72	$0.72
There were no antidilutive securities during the three months ended March 31, 2019 and 2018.
11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income (AOCI), net of tax, by component, for the three months ended March 31, 2019 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2018	$16.1	$14.7	$30.8
Other comprehensive loss before reclassifications	(11.3)	—	(11.3)
Amounts reclassified from accumulated other comprehensive income	(0.1)	—	(0.1)
Net current period other comprehensive loss	(11.4)	—	(11.4)
Adoption of accounting standard	5.4	—	5.4
Balance as of March 31, 2019	$10.1	$14.7	$24.8

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended March 31,
	2019	2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Fuel hedges	$—	$0.8	Cost of operations
Terminated interest rate locks	0.1	(0.5)	Interest expense
Total before tax	0.1	0.3
Tax expense	—	(0.1)
Total gain reclassified into earnings	$0.1	$0.2

12. FINANCIAL INSTRUMENTS
The effect of our derivative instruments in fair value and cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2019 and 2018 is as follows (in millions):

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31,
	2019	2018
	Interest Expense	Interest Expense

Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(100.4)	$(94.8)

The effects of fair value and cash flow hedging:
Gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$0.1	$0.9
Gain (loss) on cash flow hedging relationships:
Interest rate swap locks:
Amount of gain (loss) reclassified from AOCI into income	$0.1	$(0.5)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2019 and December 31, 2018, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	March 31, 2019
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$37.7	$37.7	$37.7	$—	$—
Bonds - restricted cash and marketable securities and other assets	49.1	49.1	—	49.1	—
Interest rate swaps - other assets	5.9	5.9	—	5.9	—
Interest rate locks - other assets	7.4	7.4	—	7.4	—
Total assets	$100.1	$100.1	$37.7	$62.4	$—
Liabilities:
Interest rate locks - other long-term liabilities	$12.5	$12.5	$—	$12.5	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	71.0	71.0	—	—	71.0
Total liabilities	$83.5	$83.5	$—	$12.5	$71.0

	December 31, 2018
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$37.1	$37.1	$37.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	47.8	47.8	—	47.8	—
Interest rate swaps - other assets	2.5	2.5	—	2.5	—
Interest rate locks - other assets	10.3	10.3	—	10.3	—
Total assets	$97.7	$97.7	$37.1	$60.6	$—
Liabilities:
Contingent consideration - other long-term liabilities	$71.4	$71.4	$—	$—	$71.4
Total liabilities	$71.4	$71.4	$—	$—	$71.4
Total Debt
As of March 31, 2019 and December 31, 2018, the carrying value of our total debt was $8.4 billion and $8.3 billion, respectively and the fair value of our total debt was $8.9 billion and $8.7 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of March 31, 2019 and December 31, 2018. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of March 31, 2019, the Sonoma contingent consideration represents the fair value of $66.7 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $79 million and $168 million. During the three months ended March 31, 2019, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of March 31, 2019, the contingent consideration of $4.3 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. During the three months ended March 31, 2019, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value. The contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.
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
Summarized financial information concerning our reportable segments for the three months ended March 31, 2019 and 2018 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Three Months Ended March 31, 2019
Group 1	$1,430.9	$(237.7)	$1,193.2	$121.5	$288.2	$86.9	$11,052.6
Group 2	1,437.5	(198.5)	1,239.0	125.7	224.3	84.9	9,013.2
Corporate entities	42.0	(3.6)	38.4	24.8	(89.7)	127.5	1,716.2
Total	$2,910.4	$(439.8)	$2,470.6	$272.0	$422.8	$299.3	$21,782.0

Three Months Ended March 31, 2018
Group 1	$1,418.5	$(238.8)	$1,179.7	$129.1	$277.9	$92.3	$10,677.3
Group 2	1,406.3	(198.2)	1,208.1	125.0	209.6	81.0	8,874.9
Corporate entities	43.2	(3.5)	39.7	29.4	(83.3)	90.0	1,556.5
Total	$2,868.0	$(440.5)	$2,427.5	$283.5	$404.2	$263.3	$21,108.7
Financial information for the three months ended March 31, 2018 reflects the transfer of certain areas between our two field groups.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services. The following table disaggregates our revenue by service line for the three months ended March 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2019		2018
Collection:
Residential	$557.4	22.6%	$548.7	22.6%
Small-container	777.9	31.5	749.1	30.9
Large-container	530.7	21.5	516.2	21.3
Other	10.8	0.4	10.5	0.4
Total collection	1,876.8	76.0	1,824.5	75.2
Transfer	294.4		288.5
Less: intercompany	(171.5)		(170.2)
Transfer, net	122.9	5.0	118.3	4.9
Landfill	536.5		550.0
Less: intercompany	(239.7)		(243.4)
Landfill, net	296.8	12.0	306.6	12.6
Energy services	45.0	1.8	47.8	2.0
Other:
Recycling processing and commodity sales	72.9	3.0	75.8	3.1
Other non-core	56.2	2.2	54.5	2.2
Total other	129.1	5.2	130.3	5.3
Total revenue	$2,470.6	100.0%	$2,427.5	100.0%

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
The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognized deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Substantially all of the deferred revenue recognized as of December 31, 2018 was recognized as revenue during the three months ended March 31, 2019 when the service was performed.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of March 31, 2019 and December 31, 2018, we recognized $87.0 million and $89.2 million, respectively, of deferred contract costs and capitalized sales commissions. During the three months ended March 31, 2019 and 2018, we amortized $3.0 million and $2.6 million of capitalized sales commissions to selling, general and administrative expenses and $1.5 million and $1.4 million of other deferred contract costs as a reduction of revenue, respectively.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $23 million relating to our outstanding legal proceedings as of March 31, 2019. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $13 million higher than the amount recorded as of March 31, 2019.
Multiemployer Pension Plans
We contribute to 26 multiemployer pension plans under collective bargaining agreements covering union-represented employees. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these plans.
Under current law regarding multiemployer pension plans, a plan’s termination, our voluntary withdrawal (which we consider from time to time) or the mass withdrawal of all contributing employers from any under-funded multiemployer pension plan (each, a Withdrawal Event) would require us to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. During the course of operating our business, we incur Withdrawal Events regarding certain of our multiemployer pension plans. We accrue for such events when losses become probable and reasonably estimable.
Restricted Cash and Marketable Securities
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities held for capital expenditures under certain debt facilities, restricted cash pursuant to a holdback arrangement, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations. The following table summarizes our restricted cash and marketable securities:

	March 31, 2019	December 31, 2018
Capping, closure and post-closure obligations	$29.8	$29.5
Insurance	85.3	78.6
Total restricted cash and marketable securities	$115.1	$108.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$68.0	$70.5	$62.6	$83.3
Restricted cash and marketable securities	115.1	108.1	116.3	141.1
Less: restricted marketable securities	(46.6)	(45.3)	(44.7)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$136.5	$133.3	$134.2	$179.1

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of Part I of this Form 10-Q. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing under this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, particularly under Part I, Item 1A - Risk Factors. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and energy services in the United States, as measured by revenue. As of March 31, 2019, we operated facilities in 41 states and Puerto Rico through 351 collection operations, 207 transfer stations, 190 active landfills, 86 recycling centers, 8 treatment, recovery and disposal facilities, 15 salt water disposal wells and 2 deep injection wells. We are engaged in 75 landfill gas to energy and renewable energy projects and had post-closure responsibility for 129 closed landfills.
Revenue for the three months ended March 31, 2019 increased by 1.8% to $2,470.6 million compared to $2,427.5 million for the same period in 2018. This change in revenue is due to increases in average yield of 2.9%, fuel recovery fees of 0.2%, and acquisitions, net of divestitures of 0.5%, partially offset by the impact of decreased volumes of (1.5)%, energy services of (0.1)%, and recycling processing and commodity sales of (0.2)%.
The following table summarizes our revenue, expenses and operating income for the three months ended March 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2019		2018
Revenue	$2,470.6	100.0%	$2,427.5	100.0%
Expenses:
Cost of operations	1,506.1	61.0	1,469.8	60.5
Depreciation, amortization and depletion of property and equipment	238.8	9.7	246.2	10.1
Amortization of other intangible assets	4.6	0.2	15.1	0.6
Amortization of other assets	8.1	0.3	1.8	0.1
Accretion	20.5	0.8	20.4	0.8
Selling, general and administrative	266.4	10.8	261.2	10.8
(Gain) loss on disposition of assets and asset impairments, net	0.3	—	(0.7)	—
Restructuring charges	3.0	0.1	9.5	0.4
Operating income	$422.8	17.1%	$404.2	16.7%
Our pre-tax income was $312.8 million for the three months ended March 31, 2019, compared to $310.6 million for the same period in 2018. Our net income attributable to Republic Services, Inc. was $234.2 million for the three months ended March 31, 2019, or $0.72 per diluted share, compared to $237.7 million, or $0.72 per diluted share, for the same period in 2018.
During each of the three months ended March 31, 2019 and 2018, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see the entirety of our Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$312.8	$234.2	$0.72	$310.6	$237.7	$0.72
Restructuring charges	3.0	2.3	0.01	9.5	7.0	0.02
Incremental contract startup costs - large municipal contract (1)	0.7	0.5	—	2.9	2.1	—
(Gain) loss on disposition of assets and asset impairments, net (1)	0.3	0.2	—	(0.7)	(0.5)	—
Total adjustments	4.0	3.0	0.01	11.7	8.6	0.02
As adjusted	$316.8	$237.2	$0.73	$322.3	$246.3	$0.74
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended March 31, 2019 and 2018.

We believe that presenting adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definitions of adjusted pre-tax income, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies. Further information on each of these adjustments is included below.
Restructuring charges. In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and the closure of certain office locations.
During the three months ended March 31, 2019, we incurred restructuring charges of $3.0 million that primarily related to upgrades to our back-office software systems. During the three months ended March 31, 2018, we incurred restructuring charges of $9.5 million that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $4.6 million and $8.4 million during the three months ended March 31, 2019 and 2018, respectively, related to these restructuring efforts.
In 2019, we expect to incur additional restructuring charges of approximately $5 million primarily related to upgrades to our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.
Incremental contract startup costs - large municipal contract. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2019 or 2018). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they are incurred.
During the three months ended March 31, 2019 and 2018, we incurred costs of $0.7 million and $2.9 million, respectively, related to the implementation of a large municipal contract. These costs did not meet the capitalization criteria prescribed by the new revenue recognition standard.
(Gain) loss on disposition of assets and asset impairments, net. During the three months ended March 31, 2019, we recorded a net loss on disposition of assets and asset impairments related to business divestitures of $0.3 million. During the three months ended March 31, 2018, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $0.7 million.
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

The following table reflects our revenue by service line for the three months ended March 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2019		2018
Collection:
Residential	$557.4	22.6%	$548.7	22.6%
Small-container	777.9	31.5	749.1	30.9
Large-container	530.7	21.5	516.2	21.3
Other	10.8	0.4	10.5	0.4
Total collection	1,876.8	76.0	1,824.5	75.2
Transfer	294.4		288.5
Less: intercompany	(171.5)		(170.2)
Transfer, net	122.9	5.0	118.3	4.9
Landfill	536.5		550.0
Less: intercompany	(239.7)		(243.4)
Landfill, net	296.8	12.0	306.6	12.6
Energy services	45.0	1.8	47.8	2.0
Other:
Recycling processing and commodity sales	72.9	3.0	75.8	3.1
Other non-core	56.2	2.2	54.5	2.2
Total other	129.1	5.2	130.3	5.3
Total revenue	$2,470.6	100.0%	$2,427.5	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Average yield	2.9%	2.2%
Fuel recovery fees	0.2	0.5
Total price	3.1	2.7
Volume (1)	(1.5)	2.0
Recycling processing and commodity sales	(0.2)	(1.3)
Energy services	(0.1)	0.4
Total internal growth	1.3	3.8
Acquisitions / divestitures, net	0.5	1.8
Subtotal	1.8%	5.6%
Adoption of the new revenue recognition standard	—%	(4.2)%
Total	1.8%	1.4%

Core price	4.7%	3.8%
(1) The decrease in volume of (1.5)% during the three months ended March 31, 2019 includes a decrease of (0.5)% due to one less work day as compared to the three months ended March 31, 2018.
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 3.1% for the three months ended March 31, 2019, and 2.3% for the three months ended March 31, 2018. Core price as a percentage of related-business revenue was 5.1% for the three months ended March 31, 2019, and 4.1% for the three months ended March 31, 2018.

During the three months ended March 31, 2019, we experienced the following changes in our revenue as compared to the same period in 2018:
•Average yield increased revenue by 2.9% during the three months ended March 31, 2019, due to price increases in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.2% during the three months ended March 31, 2019. These fees fluctuate with the price of fuel and, consequently, any increase in fuel prices results in an increase in our revenue. Fuel prices during the three months ended March 31, 2019 remained relatively consistent with the same period in 2018.
•Volume decreased revenue by 1.5% during the three months ended March 31, 2019, primarily due to lower special waste disposal volumes in our landfill line of business and one less workday as compared to the three months ended March 31, 2018. Volume increased revenue by 2.0% during the three months ended March 31, 2018, primarily due to volume growth in our large-container collection, landfill and transfer station lines of business, which were partially offset by volume declines in our small-container collection line of business primarily due to intentionally shedding work performed on behalf of brokers. The volume increase in our landfill line of business was primarily attributable to increased special waste and construction and demolition waste volumes.
•Recycling processing and commodity sales decreased revenue by 0.2% during the three months ended March 31, 2019, due to decreased commodity prices. The average price for recycled commodities, excluding glass and organics, for the three months ended March 31, 2019 was $93 per ton, compared to $112 per ton for the same period in 2018.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $18 million.
•Acquisitions, net of divestitures, increased revenue by 0.5% during the three months ended March 31, 2019, due to our continued acquisition growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.
•Energy services revenue remained relatively unchanged during the three months ended March 31, 2019 as compared to the same period in 2018.
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

The following table summarizes the major components of our cost of operations for the three months ended March 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2019		2018
Labor and related benefits	$537.1	21.7%	$529.1	21.8%
Transfer and disposal costs	197.5	8.0	188.3	7.8
Maintenance and repairs	241.9	9.8	240.2	9.9
Transportation and subcontract costs	153.6	6.2	149.3	6.2
Fuel	92.2	3.7	81.5	3.3
Disposal fees and taxes	73.1	3.0	74.3	3.1
Landfill operating costs	53.7	2.2	52.1	2.1
Risk management	52.5	2.1	52.0	2.1
Other	104.5	4.3	103.0	4.2
Total cost of operations	$1,506.1	61.0%	$1,469.8	60.5%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of the following:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases along with increased headcount attributable to acquisition-related growth.
•Transfer and disposal costs increased primarily due to an increase in third party disposal rates and volumes disposed at third party facilities. During the three months ended March 31, 2019, approximately 67% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization) as compared to 68% during the same period in 2018.
•Fuel costs increased due to favorable compressed natural gas (CNG) tax credits of approximately $15 million that were enacted in 2018, retroactively effective to 2017 and recognized during the three months ended March 31, 2018, which did not recur in 2019. The national average diesel fuel cost per gallon for both the three months ended March 31, 2019 and 2018 was $3.02.
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
•Landfill operating costs increased due to increased leachate treatment, transportation and disposal costs, partially offset by certain favorable remediation adjustments.
•Other costs of operations increased primarily due to an increase in occupancy and facility costs.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2019		2018
Depreciation and amortization of property and equipment	$159.3	6.5%	$161.4	6.6%
Landfill depletion and amortization	79.5	3.2	84.8	3.5
Depreciation, amortization and depletion expense	$238.8	9.7%	$246.2	10.1%

Depreciation and amortization of property and equipment for the three months ended March 31, 2019 decreased due to the full depreciation of certain assets recognized in our 2008 acquisition of Allied Waste Industries, Inc.

During the three months ended March 31, 2019, landfill depletion and amortization expense decreased primarily due to a decrease in landfill special waste volumes. The decrease in volumes was partially offset by an overall increase in our average depletion rate during the three months ended March 31, 2019.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $4.6 million or 0.2% of revenue, for the three months ended March 31, 2019, compared to $15.1 million, or 0.6% of revenue, for the same period in 2018. Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Amortization expense decreased primarily due to the full amortization of certain intangible assets recognized in our 2008 acquisition of Allied Waste Industries, Inc.
Amortization of Other Assets
Expenses for amortization of other assets were $8.1 million, or 0.3% of revenue, for the three months ended March 31, 2019, compared to $1.8 million, or 0.1% of revenue, for the same period in 2018. Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Effective January 1, 2019, we adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) on a prospective basis. During the three months ended March 31, 2018, we recognized $4.9 million of amortization related to the prepayment of fees as selling, general and administrative expenses. During the three months ended March 31, 2019, we recognized $6.0 million of amortization related to the prepayment of similar fees in amortization of other assets.
Accretion Expense
Accretion expense was $20.5 million, or 0.8% of revenue, for the three months ended March 31, 2019, compared to $20.4 million, or 0.8% of revenue, for the same period in 2018. Accretion expense has remained relatively unchanged as our asset retirement obligations have remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2019		2018
Salaries and related benefits	$184.2	7.5%	$176.5	7.3%
Provision for doubtful accounts	7.5	0.3	6.8	0.3
Other	74.7	3.0	77.9	3.2
Total selling, general and administrative expenses	$266.4	10.8%	$261.2	10.8%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2019 and 2018 are summarized below:
•Salaries and related benefits increased primarily due to higher incentive pay and wages, benefits, and other payroll related items resulting from annual merit increases.
•Other selling, general and administrative expenses decreased for the three months ended March 31, 2019, primarily due to our adoption of ASU 2018-15. During the three months ended March 31, 2018, we recognized $4.9 million of amortization related to the prepayment of certain fees as selling, general and administrative expenses. The amortization for prepayments of similar fees was recognized as amortization of other assets during the three months ended March 31, 2019.

(Gain) Loss on Disposition of Assets and Asset Impairments, Net
We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. Where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets. Asset or business divestitures could result in gains, losses or asset impairment charges that may be material to our results of operations in a given period.
During the three months ended March 31, 2019 and 2018, we recorded a net loss and (gain) on disposition of assets and asset impairments of $0.3 million and $(0.7) million, respectively.
Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations.
During the three months ended March 31, 2019, we incurred restructuring charges of $3.0 million that primarily related to upgrades to our back-office software systems. During the three months ended March 31, 2018, we incurred restructuring charges of $9.5 million that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $4.6 million and $8.4 million during the three months ended March 31, 2019 and 2018, respectively, related to these restructuring efforts.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2019 and 2018 (in millions of dollars):

	Three Months Ended March 31,
	2019	2018
Interest expense on debt and finance lease obligations	$90.0	$84.7
Non-cash interest	11.0	10.9
Less: capitalized interest	(0.6)	(0.8)
Total interest expense	$100.4	$94.8

Total interest expense for the three months ended March 31, 2019 increased primarily due to the increase in debt outstanding during the period and higher interest rates on floating rate debt. Cash paid for interest, excluding net swap settlements for our fixed to floating interest rate swaps, was $78.9 million and $83.9 million for the three months ended March 31, 2019 and 2018, respectively.
Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (ASC 842 or the new leasing standard) using the optional transition method prescribed by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new leasing standard, we will present variable lease costs associated with our finance leases as a component of non-cash interest expense. Variable lease costs are recognized in our consolidated statement of income in the period incurred. As such, we expect non-cash interest expense to fluctuate each period as the variable elements of these arrangements become known and the cost is incurred.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2019 and 2018 was 25.0% and 23.4%, respectively.
Cash paid for income taxes was a net refund of $32.2 million and a net payment of $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The net refund received for the three months ended March 31, 2019, was primarily related to the receipt of refunds from amended returns filed during 2018.
For additional discussion and detail regarding our income taxes, see Note 9, Income Taxes, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three months ended March 31, 2019 and 2018 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin

Three Months Ended March 31, 2019
Group 1	$1,193.2	$121.6	$(0.1)	$121.5	$—	$288.2	24.2%
Group 2	1,239.0	125.7	—	125.7	—	224.3	18.1
Corporate entities	38.4	24.8	—	24.8	(0.3)	(89.7)	—
Total	$2,470.6	$272.1	$(0.1)	$272.0	$(0.3)	$422.8	17.1%

Three Months Ended March 31, 2018
Group 1	$1,179.7	$128.7	$0.4	$129.1	$—	$277.9	23.6%
Group 2	1,208.1	125.5	(0.5)	125.0	—	209.6	17.3
Corporate entities	39.7	29.4	—	29.4	0.7	(83.3)	—
Total	$2,427.5	$283.6	$(0.1)	$283.5	$0.7	$404.2	16.7%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2019 with the same period in 2018 are discussed below:
Group 1
Revenue for the three months ended March 31, 2019 increased 1.1% due primarily to increases in average yield in all lines of business, which was partially offset by volume declines in our landfill and transfer stations lines of business.
Operating income in Group 1 increased from $277.9 million for the three months ended March 31, 2018, or 23.6% operating income margin, to $288.2 million for the three months ended March 31, 2019, or a 24.2% operating income margin, primarily due to the increase in revenue. In addition, the following cost categories impacted operating income:
•Cost of operations unfavorably impacted operating income margin for the three months ended March 31, 2019, primarily due to increases in labor and related benefits, transfer and disposal costs, transportation and subcontract costs, and landfill operating costs.
•Landfill depletion and amortization favorably impacted operating income as a result of decreased special waste volumes, partially offset by an overall increase in average depletion rate.
Group 2
Revenue for the three months ended March 31, 2019 increased 2.6% due primarily to increases in average yield in all lines of business.

Operating income in Group 2 increased from $209.6 million for the three months ended March 31, 2018, or a 17.3% operating income margin, to $224.3 million for the three months ended March 31, 2019, or an 18.1% operating income margin, primarily due to an increase in revenue. The increase in operating income was offset by the following items:
•Cost of operations unfavorably impacted operating income margin for the three months ended March 31, 2019, primarily due to increases in transfer and disposal costs, and transportation and subcontract costs and landfill operating costs.
Corporate Entities
Operating loss in our Corporate Entities increased from $83.3 million for the three months ended March 31, 2018 to $89.7 million for the three months ended March 31, 2019. The operating loss for the three months ended March 31, 2019 was unfavorably impacted by CNG tax credits that were enacted and recognized during the three months ended March 31, 2018 that did not recur in the same period in 2019, partially offset by certain favorable remediation adjustments recognized during the three months ended March 31, 2019.
For discussion and detail regarding our reportable segments, refer to Note 13, Segment Reporting, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the three months ended March 31, 2019:

	Balance as of December 31, 2018	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2019
Cubic yards (in millions):
Permitted airspace	4,736.8	—	—	0.3	(18.9)	—	4,718.2
Probable expansion airspace	341.2	—	—	—	—	—	341.2
Total cubic yards (in millions)	5,078.0	—	—	0.3	(18.9)	—	5,059.4
Number of sites:
Permitted airspace	190	—	—	—			190
Probable expansion airspace	12	—	—	—			12
As of March 31, 2019, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 5,059.4 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of March 31, 2019, total available disposal capacity is estimated to be 4,718.2 million in-place cubic yards of permitted airspace plus 341.2 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 63 years.
As of March 31, 2019, 12 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 56 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of March 31, 2019, accrued final capping, closure and post-closure costs were $1,314.0 million, of which $75.4 million were current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Remediation and Other Charges for Landfill Matters
Bridgeton Landfill. During the three months ended March 31, 2019, we paid $2.8 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of March 31, 2019, the remediation liability recorded for this site was $158.2 million, of which approximately $12 million is expected to be paid during the remainder of 2019. We believe the remaining reasonably possible high-end of our range would be approximately $171 million higher than the amount recorded as of March 31, 2019.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On September 27, 2018, the U.S. Environmental Protection Agency (EPA) issued a Record of Decision Amendment for West Lake that includes a total undiscounted cost estimate of $229 million over a four to five-year design and construction timeline. On March 11, 2019, the EPA issued special notice letters under CERCLA to Bridgeton Landfill, LLC and the other currently designated Potentially Responsible Parties to initiate negotiations to implement the remedy. At this time we are neither able to predict the final design of that remedy, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for our expected remediation liability. However, subsequent events related to remedy design, divisibility, or allocation may require us to modify our expected remediation liability.
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
Investment in Landfills
The following table reflects changes in our investment in landfills for the three months ended March 31, 2019 (in millions of dollars):

	Balance as of December 31, 2018	Capital Additions (Amortization)	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of March 31, 2019
Non-depletable landfill land	$167.5	$—	$—	$—	$—	$—	$—	$167.5
Landfill development costs	7,106.0	0.6	—	8.1	10.2	45.1	(0.5)	7,169.5
Construction-in-progress - landfill	287.9	52.8	—	—	—	(44.5)	—	296.2
Accumulated depletion and amortization	(3,635.9)	(79.5)	—	—	—	—	—	(3,715.4)
Net investment in landfill land and development costs	$3,925.5	$(26.1)	$—	$8.1	$10.2	$0.6	$(0.5)	$3,917.8

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the three months ended March 31, 2019 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance Reserves
Balance as of December 31, 2018	$34.3	$1,292.0	$540.2	$423.7
Non-cash additions for asset retirement obligations	—	10.3	—	—
Acquisitions, net of divestitures and other adjustments	—	0.1	—	—
Asset retirement obligation adjustments	—	(0.5)	—	—
Accretion expense	—	20.5	4.8	0.2
Premium written for third-party risk assumed	—	—	—	9.5
Reclassified to ceded insurance reserves	—	—	—	(11.5)
Net adjustments charged to expense	7.5	—	(10.5)	103.6
Payments or usage	(8.6)	(8.4)	(7.2)	(97.7)
Balance as of March 31, 2019	33.2	1,314.0	527.3	427.8
Less: current portion	(33.2)	(75.4)	(58.6)	(157.4)
Long-term portion	$—	$1,238.6	$468.7	$270.4

As of March 31, 2019, accounts receivable were $1,073.7 million, net of allowance for doubtful accounts and other of $33.2 million. As of December 31, 2018, accounts receivable were $1,102.7 million, net of allowance for doubtful accounts and other of $34.3 million.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2019 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2018	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2019
Land	$443.6	$—	$—	$2.4	$—	$—	$—	$446.0
Non-depletable landfill land	167.5	—	—	—	—	—	—	167.5
Landfill development costs	7,106.0	0.6	—	8.1	10.2	(0.5)	45.1	7,169.5
Vehicles and equipment	7,377.3	151.7	(57.8)	6.9	—	—	(33.2)	7,444.9
Buildings and improvements	1,279.8	0.4	(0.9)	—	0.1	—	11.4	1,290.8
Construction-in- progress - landfill	287.9	52.8	—	—	—	—	(44.5)	296.2
Construction-in- progress - other	89.9	8.1	—	—	—	—	(30.1)	67.9
Total	$16,752.0	$213.6	$(58.7)	$17.4	$10.3	$(0.5)	$(51.3)	$16,882.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2018	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2019
Landfill development costs	$(3,635.9)	$(79.5)	$—	$—	$—	$—	$(3,715.4)
Vehicles and equipment	(4,571.1)	(146.0)	55.9	0.3	—	23.3	(4,637.6)
Buildings and improvements	(524.9)	(15.1)	0.4	—	—	(0.5)	(540.1)
Total	$(8,731.9)	$(240.6)	$56.3	$0.3	$—	$22.8	$(8,893.1)

Liquidity and Capital Resources
The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2019 and 2018 (in millions of dollars):

	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities	$553.7	$581.4
Cash used in investing activities	$(359.1)	$(276.7)
Cash used in financing activities	$(191.4)	$(349.6)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2019 and 2018 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $13.1 million during the three months ended March 31, 2019, compared to a decrease of $4.7 million during the same period in 2018, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, decreased $23.2 million during the three months ended March 31, 2019 due to the timing of billings net of collections, compared to a $47.5 million decrease in the same period in 2018. As of March 31, 2019, our days sales outstanding were 39.5, or 27.4 days net of deferred revenue, compared to 39.4, or 26.6 days net of deferred revenue, as of March 31, 2018.
•Our prepaid expenses and other assets decreased $56.8 million during the three months ended March 31, 2019 primarily due to a $32.2 million tax refund received during the period, compared to a $4.4 million decrease in the same period in 2018.
•Our accounts payable decreased $45.6 million during the three months ended March 31, 2019, compared to a $3.2 million decrease in the same period in 2018, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $8.4 million during the three months ended March 31, 2019, compared to $7.3 million in the same period in 2018. The increase in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $4.0 million lower during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the timing of obligations.
•Other liabilities decreased during the three months ended March 31, 2019 primarily due to payments associated with our management incentive compensation plan.
Cash paid for interest, excluding net swap settlements for our fixed to floating interest rate swaps, was $78.9 million and $83.9 million for the three months ended March 31, 2019 and 2018, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.

Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2019 and 2018 are summarized below:
•Capital expenditures during the three months ended March 31, 2019 were $299.3 million, compared with $263.3 million for the same period in 2018.
•During the three months ended March 31, 2019 and 2018, we paid $62.7 million and $19.1 million, respectively, for acquisitions and investments.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to use primarily cash and borrowings on our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2019 and 2018 are summarized below:
•Net proceeds from notes payable and long-term debt and senior notes were $52.3 million during the three months ended March 31, 2019, compared to net proceeds of $20.5 million in the same period in 2018.
•During the three months ended March 31, 2019, we repurchased 1.5 million shares of our stock for $111.5 million compared to repurchases of 3.8 million shares for $254.5 million during the same period in 2018.
•Dividends paid were $121.0 million and $114.4 million during the three months ended March 31, 2019 and 2018, respectively.
Financial Condition
Cash and Cash Equivalents
As of March 31, 2019, we had $68.0 million of cash and cash equivalents and $115.1 million of restricted cash deposits and restricted marketable securities, including $29.8 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $85.3 million of restricted cash and marketable securities related to our insurance obligations.
Debt
For discussion and detail regarding our debt, refer to Note 7, Debt, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Credit Facilities
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (the Credit Facility), which replaced our $1.0 billion and $1.25 billion unsecured credit facilities that would have matured in May 2021 and June 2019, respectively. The Credit Facility matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2019, our EBITDA to interest ratio was 7.36 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.97 compared to the 3.50 maximum allowed by the covenants. As of March 31, 2019, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2019.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.

Availability under our Credit Facility totaled $1,696.5 million and $1,694.1 million as of March 31, 2019 and December 31, 2018, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of March 31, 2019, we had $160.0 million of borrowings under our Credit Facility, and $159.0 million of borrowings as of December 31, 2018. We had $376.2 million and $379.6 million of letters of credit outstanding under our Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
Our Uncommitted Credit Facility bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. We had $87.3 million of borrowings and $33.4 million of borrowings under our Uncommitted Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
Senior Notes and Debentures
In 2018, we issued $800.0 million of 3.950% senior notes due 2028. Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually.
Tax-Exempt Financings
As of March 31, 2019 and December 31, 2018, we had $1,036.9 million and $1,036.8 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044, respectively. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket all of our variable rate unsecured tax-exempt bonds.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of March 31, 2019, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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

Contingencies
For a description of our commitments and contingencies, see Note 6, Landfill and Environmental Costs, Note 9, Income Taxes, and Note 15, Commitments and Contingencies, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Pronouncements
For a description of new accounting standards that may affect us, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of March 31, 2019, all of our fuel hedges settled, and we have not entered into any additional derivative instruments. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $92.2 million during the three months ended March 31, 2019, or 3.7% of revenue, compared to $81.5 million during the comparable period in 2018, or 3.3% of revenue.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. We have previously entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of March 31, 2019, all of our recycling commodity hedges settled, and we have not entered into any additional derivative instruments.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $18 million and $18 million, respectively.
Revenue from recycling processing and commodity sales during the three months ended March 31, 2019 and 2018 was $72.9 million and $75.8 million, respectively.
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
As of March 31, 2019, we had $1,289.7 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $16 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $23 million relating to our outstanding legal proceedings as of March 31, 2019. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $13 million higher than the amount recorded as of March 31, 2019.
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
Pine Avenue Landfill Matter
On December 20, 2016, the EPA issued a Finding of Violation (FOV) to Allied Waste Niagara Falls Landfill, LLC (Allied-Niagara). The FOV alleges violations of the Clean Air Act and associated regulations relating to operation of Allied-Niagara’s Pine Avenue Landfill in Niagara County, New York. On October 16, 2017, Allied-Niagara received a civil penalty demand from the EPA. The demand proposes a penalty of $0.6 million or $2.5 million, depending on the results of requested sampling analysis at the site. Allied-Niagara is in discussions concerning a resolution to the FOV, including the amount of the penalty.
West Contra Costa Sanitary Landfill Matters
The West Contra Costa Sanitary Landfill is a closed landfill formerly operated by West Contra Costa Sanitary Landfill, Inc. (WCCSL). The top deck area of the closed landfill is being utilized for a composting operation. In 2017, the Contra Costa County Health Department and the Bay Area Air Quality Management District requested that the Contra Costa County District Attorney’s Office (DA) initiate a civil enforcement action against WCCSL with respect to Notices of Violation (NOVs) from 2016 and 2017 for issues including alleged offsite odors from the composting operation and fire events in compost curing piles. In 2017 and 2018, the California State Water Resources Control Board (Water Board) issued three NOVs alleging that operations at the closed landfill violated stormwater and waste discharge requirements permits. In September 2018, we received separate penalty demands from the DA and the Water Board, totaling approximately $1.2 million in civil penalties and enforcement costs. WCCSL is in discussions concerning a resolution to the NOVs, including the amount of penalties and enforcement costs.
ITEM 1A. RISK FACTORS.
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes during the three months ended March 31, 2019 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2019:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 1 - 31	1,058,576	$73.84	1,058,576	$1,025,910,030
February 1 - 28	433,000	$77.02	433,000	$992,562,520
March 1 - 31	—	$—	—	$992,562,520
	1,491,576		1,491,576
a.In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2019, no repurchased shares were pending settlement.
b.The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2017 authorization.
c.Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units and performance stock units issued to employees.
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

REPUBLIC SERVICES, INC.

Date:	April 25, 2019	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	April 25, 2019	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)