Form 10-Q
period 2019-06-30
REPUBLIC SERVICES, INC.
filed 2019-07-26
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File Number: 1-14267
_________________________________________________________
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware		65-0716904
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

18500 North Allied Way		85054
Phoenix,	Arizona
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (480) 627-2700
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RSG	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 18, 2019, the registrant had outstanding 320,751,272 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 32,231,845).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72.5	$70.5
Accounts receivable, less allowance for doubtful accounts and other of $33.1 and $34.3, respectively	1,147.0	1,102.7
Prepaid expenses and other current assets	254.6	391.2
Total current assets	1,474.1	1,564.4
Restricted cash and marketable securities	119.2	108.1
Property and equipment, net	8,093.6	8,020.1
Goodwill	11,497.7	11,400.1
Other intangible assets, net	125.8	106.5
Other assets	686.4	417.8
Total assets	$21,996.8	$21,617.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$719.6	$761.5
Notes payable and current maturities of long-term debt	1,561.3	690.7
Deferred revenue	331.3	338.7
Accrued landfill and environmental costs, current portion	142.3	130.6
Accrued interest	75.3	68.5
Other accrued liabilities	741.2	728.6
Total current liabilities	3,571.0	2,718.6
Long-term debt, net of current maturities	6,883.9	7,646.8
Accrued landfill and environmental costs, net of current portion	1,709.8	1,701.6
Deferred income taxes and other long-term tax liabilities, net	1,060.5	1,028.3
Insurance reserves, net of current portion	264.5	270.8
Other long-term liabilities	551.9	321.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 353.0 and 351.9 issued and outstanding, respectively	3.5	3.5
Additional paid-in capital	4,960.7	4,924.9
Retained earnings	4,987.9	4,750.5
Treasury stock, at cost; 32.2 and 29.4 shares, respectively	(2,003.1)	(1,782.6)
Accumulated other comprehensive income, net of tax	3.9	30.8
Total Republic Services, Inc. stockholders’ equity	7,952.9	7,927.1
Non-controlling interests in consolidated subsidiary	2.3	2.4
Total stockholders’ equity	7,955.2	7,929.5
Total liabilities and stockholders’ equity	$21,996.8	$21,617.0

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$2,605.3	$2,517.8	$5,075.9	$4,945.2
Expenses:
Cost of operations	1,617.0	1,577.2	3,123.1	3,047.0
Depreciation, amortization and depletion	264.2	255.5	515.8	518.6
Accretion	20.5	20.2	40.9	40.6
Selling, general and administrative	264.5	252.9	530.9	514.0
Loss (gain) on disposition of assets and asset impairments, net	0.2	—	0.5	(0.7)
Restructuring charges	1.5	3.8	4.5	13.3
Operating income	437.4	408.2	860.2	812.4
Interest expense	(98.5)	(96.5)	(198.9)	(191.3)
Loss from unconsolidated equity method investment	(11.5)	(0.1)	(23.1)	(0.1)
Loss on extinguishment of debt	—	(0.3)	—	(0.3)
Interest income	1.4	0.2	3.3	0.4
Other (expense) income, net	(0.2)	1.1	(0.1)	2.2
Income before income taxes	328.6	312.6	641.4	623.3
Provision for income taxes	77.7	76.9	155.6	149.7
Net income	250.9	235.7	485.8	473.6
Net loss (income) attributable to non-controlling interests in consolidated subsidiary	0.6	(0.8)	(0.1)	(1.0)
Net income attributable to Republic Services, Inc.	$251.5	$234.9	$485.7	$472.6
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.78	$0.72	$1.51	$1.44
Weighted average common shares outstanding	321.7	327.4	322.0	329.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.78	$0.71	$1.50	$1.43
Weighted average common and common equivalent shares outstanding	322.8	328.8	323.1	330.5
Cash dividends per common share	$0.375	$0.345	$0.750	$0.690
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$250.9	$235.7	$485.8	$473.6
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	—	23.8	—	24.4
Realized gain reclassified into earnings	(0.2)	(0.8)	(0.3)	(1.0)
Unrealized (loss) gain	(19.9)	(11.9)	(31.2)	6.8
Pension activity:
Change in funded status of pension plan obligations	(0.8)	—	(0.8)	—
Other comprehensive income (loss), net of tax	(20.9)	11.1	(32.3)	30.2
Comprehensive income	230.0	246.8	453.5	503.8
Comprehensive loss (income) attributable to non-controlling interests	0.6	(0.8)	(0.1)	(1.0)
Comprehensive income attributable to Republic Services, Inc.	$230.6	$246.0	$453.4	$502.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2018	351.9	$3.5	$4,924.9	$4,750.5	(29.4)	$(1,782.6)	$30.8	$2.4	$7,929.5
Adoption of accounting standard	—	—	—	(5.4)	—	—	5.4	—	—
Net income	—	—	—	234.2	—	—	—	0.7	234.9
Other comprehensive loss	—	—	—	—	—	—	(11.4)	—	(11.4)
Cash dividends declared	—	—	—	(120.7)	—	—	—	—	(120.7)
Issuances of common stock	0.9	—	7.7	—	(0.2)	(16.8)	—	—	(9.1)
Stock-based compensation	—	—	12.0	(1.1)	—	—	—	—	10.9
Purchase of common stock for treasury	—	—	—	—	(1.5)	(111.5)	—	—	(111.5)
Balance as of March 31, 2019	352.8	3.5	4,944.6	4,857.5	(31.1)	(1,910.9)	24.8	3.1	7,922.6
Net income	—	—	—	251.5	—	—	—	(0.6)	250.9
Other comprehensive loss	—	—	—	—	—	—	(20.9)	—	(20.9)
Cash dividends declared	—	—	—	(120.2)	—	—	—	—	(120.2)
Issuances of common stock	0.2	—	6.3	—	—	(0.3)	—	—	6.0
Stock-based compensation	—	—	9.8	(0.9)	—	—	—	—	8.9
Purchase of common stock for treasury	—	—	—	—	(1.1)	(91.9)	—	—	(91.9)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2019	353.0	$3.5	$4,960.7	$4,987.9	(32.2)	$(2,003.1)	$3.9	$2.3	$7,955.2
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (CONTINUED)
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2017	350.1	$3.5	$4,839.6	$4,152.5	(18.4)	$(1,059.4)	$22.6	$2.3	$7,961.1
Adoption of accounting standard, net of tax	—	—	—	33.4	—	—	—	—	33.4
Net income	—	—	—	237.7	—	—	—	0.2	237.9
Other comprehensive income	—	—	—	—	—	—	19.1	—	19.1
Cash dividends declared	—	—	—	(113.3)	—	—	—	—	(113.3)
Issuances of common stock	1.0	—	20.6	—	(0.3)	(19.3)	—	—	1.3
Stock-based compensation	—	—	11.4	(1.0)	—	—	—	—	10.4
Purchase of common stock for treasury	—	—	—	—	(3.8)	(235.6)	—	—	(235.6)
Balance as of March 31, 2018	351.1	3.5	4,871.6	4,309.3	(22.5)	(1,314.3)	41.7	2.5	7,914.3
Net income	—	—	—	234.9	—	—	—	0.8	235.7
Other comprehensive income	—	—	—	—	—	—	11.1	—	11.1
Cash dividends declared	—	—	—	(112.4)	—	—	—	—	(112.4)
Issuances of common stock	0.3	—	7.1	—	—	(0.2)	—	—	6.9
Stock-based compensation	—	—	9.7	(0.9)	—	—	—	—	8.8
Purchase of common stock for treasury	—	—	—	—	(3.3)	(215.0)	—	—	(215.0)
Distributions paid	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance as of June 30, 2018	351.4	$3.5	$4,888.4	$4,430.9	(25.8)	$(1,529.5)	$52.8	$2.7	$7,848.8
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities:
Net income	$485.8	$473.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	556.7	559.2
Non-cash interest expense	23.3	21.4
Restructuring related charges	4.5	13.3
Stock-based compensation	20.1	19.9
Deferred tax provision	40.3	52.4
Provision for doubtful accounts, net of adjustments	15.9	13.6
Loss on extinguishment of debt	—	0.3
(Gain) loss on disposition of assets and asset impairments, net	(0.2)	0.6
Environmental adjustments	(10.3)	2.5
Loss from unconsolidated equity method investment	23.1	0.1
Other non-cash items	(0.8)	0.5
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(53.0)	(17.7)
Prepaid expenses and other assets	101.3	48.0
Accounts payable	12.8	30.7
Restructuring expenditures	(6.5)	(12.6)
Capping, closure and post-closure expenditures	(23.8)	(22.1)
Remediation expenditures	(17.8)	(21.2)
Other liabilities	(35.8)	(2.6)
Proceeds from retirement of certain hedging relationships	—	31.1
Cash provided by operating activities	1,135.6	1,191.0
Cash used in investing activities:
Purchases of property and equipment	(588.7)	(542.1)
Proceeds from sales of property and equipment	7.9	4.3
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(178.9)	(69.3)
Cash received from business divestitures	(0.2)	1.1
Purchases of restricted marketable securities	(8.2)	(32.1)
Sales of restricted marketable securities	7.8	31.9
Other	(2.3)	0.2
Cash used in investing activities	(762.6)	(606.0)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	2,284.2	2,418.7
Proceeds from issuance of senior notes, net of discount and fees	—	781.9
Payments of notes payable and long-term debt and senior notes	(2,194.2)	(3,133.8)
Issuances of common stock, net	(3.1)	8.2
Purchases of common stock for treasury	(202.5)	(474.0)
Cash dividends paid	(241.7)	(227.7)
Distributions paid to noncontrolling interests in consolidated subsidiary	(0.2)	(0.6)
Other	(5.1)	(4.1)
Cash used in financing activities	(362.6)	(631.4)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	10.4	(46.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	133.3	179.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$143.7	$132.7
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

New Accounting Pronouncements
Accounting Standards Adopted
Effective January 1, 2019, we adopted the following accounting standard updates (ASUs) as issued by the Financial Accounting Standards Board (FASB):

ASU		Effective Date
ASU 2016-02	Leases (Topic 842)	January 1, 2019
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019
ASU 2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting	January 1, 2019
ASU 2018-02	Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2019
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
We assessed the disclosure requirements under the new leasing standard as part of our adoption. Refer to Note 4, Other Assets, Note 5, Other Liabilities, and Note 8, Leases, included herein for our enhanced supplemental disclosures.
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
Effective January 1, 2019, in conjunction with ASU 2017-12, we adopted the FASB's ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting (ASU 2018-16) on a prospective basis. LIBOR is expected to no longer be published by 2021. Consequently, the FASB added the OIS rate based on SOFR as an eligible benchmark interest rate in order to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We are developing a plan to transition our interest rate

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

swaps from LIBOR to SOFR. Our adoption of ASU 2018-16 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2019.
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
Improvements to Nonemployee Share-Based Payment Accounting
Effective January 1, 2019, we adopted the FASB's ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. We will apply the guidance prescribed by this update on a prospective basis. Our adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2019.
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
As of January 1, 2019, we reclassified $28.7 million of capitalized implementation costs incurred in a hosting arrangement that is a service contract from property and equipment, net to other assets on our consolidated balance sheet. During the three and six months ended June 30, 2019, we recognized $8.2 million and $16.3 million, respectively, of amortization expense for the prepayment of fees and capitalized implementation costs incurred in a hosting arrangement as a component of depreciation, amortization and depletion in our consolidated statement of income. During the six months ended June 30, 2019, we recognized $10.2 million of payments for capitalized implementation costs in the same manner as payments made for fees associated with the hosting arrangement as a component of cash provided by operating activities in our consolidated statement of cash flows.
Accounting Standards Issued but not yet Adopted
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We are currently assessing the effect this guidance may have on our consolidated financial statements.
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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the six months ended June 30, 2019 and 2018. The purchase price for these business acquisitions and the allocations of the purchase price follows:

	2019	2018
Purchase price:
Cash used in acquisitions, net of cash acquired	$152.6	$63.6
Contingent consideration	1.6	—
Holdbacks	14.1	8.4
Fair value, future minimum finance lease payments	0.7	—
Total	169.0	72.0
Allocated as follows:
Accounts receivable	7.3	1.5
Landfill airspace	—	22.2
Property and equipment	36.6	12.1
Other assets	5.3	0.1
Inventory	—	0.2
Accounts payable	(3.0)	(0.3)
Closure and post-closure liabilities	—	(1.7)
Other liabilities	(5.5)	(3.9)
Fair value of tangible assets acquired and liabilities assumed	40.7	30.2
Excess purchase price to be allocated	$128.3	$41.8
Excess purchase price allocated as follows:
Other intangible assets	$28.4	$10.5
Goodwill	99.9	31.3
Total allocated	$128.3	$41.8

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
Investments
In 2019 and 2018, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our noncontrolling interests, we made certain capital contributions of $13.8 million and $4.0 million, which were recorded to other assets in our June 30, 2019 and 2018 consolidated balance sheets, respectively. During the six months ended June 30, 2019 and 2018, we also reduced the carrying value of these investments by $23.1 million and $0.1 million, respectively, as a result of tax credits allocated to us, cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations.
During the three and six months ended June 30, 2019, we incurred restructuring charges of $1.5 million and $4.5 million, respectively, that primarily related to upgrades to our back-office software systems. During the three and six months ended June 30, 2018, we incurred restructuring charges of $3.8 million and $13.3 million, respectively, that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $6.5 million and $12.6 million during the six months ended June 30, 2019 and 2018, respectively, related to these restructuring efforts.
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
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2018	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of June 30, 2019
Group 1	$6,150.6	$78.0	$—	$(2.3)	$6,226.3
Group 2	5,249.5	21.9	—	—	5,271.4
Total	$11,400.1	$99.9	$—	$(2.3)	$11,497.7

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 18 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of June 30, 2019
	Balance as of December 31, 2018	Acquisitions	Adjustments and Other (1)	Balance as of June 30, 2019	Balance as of December 31, 2018	Additions Charged to Expense	Adjustments and Other (1)	Balance as of June 30, 2019
Customer relationships, franchise and other municipal agreements	$692.4	$23.6	$—	$716.0	$(607.2)	$(7.6)	$0.2	$(614.6)	$101.4
Non-compete agreements	37.0	6.3	0.9	44.2	(31.5)	(1.8)	—	(33.3)	10.9
Other intangible assets	64.3	—	(6.1)	58.2	(48.5)	(0.4)	4.2	(44.7)	13.5
Total	$793.7	$29.9	$(5.2)	$818.4	$(687.2)	$(9.8)	$4.4	$(692.6)	$125.8

(1) In accordance with our adoption of the new leasing standard, we transferred $1.9 million of net favorable lease assets recognized through historical acquisitions to other assets as of January 1, 2019.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 follows:

	2019	2018
Prepaid expenses	$67.4	$75.6
Income tax receivable	64.8	187.7
Inventories	56.2	53.1
Reinsurance receivable	32.3	25.7
Other non-trade receivables	21.5	34.4
Prepaid fees for cloud-based hosting arrangements, current	7.9	10.2
Other current assets	4.5	4.5
Total	$254.6	$391.2
Other Assets
A summary of other assets as of June 30, 2019 and December 31, 2018 follows:

	2019	2018
Right-of-use lease asset (2)	$233.1	$—
Deferred compensation plan	107.1	100.0
Deferred contract costs and sales commissions	84.4	89.2
Reinsurance receivable	77.7	68.0
Investments	63.3	73.0
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements (1)	39.2	—
Amounts recoverable for capping, closure and post-closure obligations	32.1	30.5
Interest rate swaps and locks	11.6	12.8
Deferred financing costs	3.6	4.2
Other	34.3	40.1
Total	$686.4	$417.8
(1) In accordance with our adoption of ASU 2018-15, capitalized implementation costs for cloud-based hosting arrangements are presented as other assets as of June 30, 2019. Similar costs are presented as a component of property and equipment, net as of December 31, 2018.
(2) Refer to Note 1, Basis of Presentation, for discussion regarding our adoption of ASC 842.
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2019 and December 31, 2018 follows:

	2019	2018
Insurance reserves, current	$162.7	$152.9
Accrued payroll and benefits	146.6	205.1
Accrued fees and taxes	130.0	124.2
Accrued dividends	120.2	121.0
Operating lease liabilities, current	35.1	—
Ceded insurance reserves, current	32.3	25.7
Interest rate swap locks	31.8	—
Accrued professional fees and legal settlement reserves	9.6	13.1
Other	72.9	86.6
Total	$741.2	$728.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2019 and December 31, 2018 follows:

	2019	2018
Operating lease liabilities (1)	$217.3	$—
Deferred compensation plan liability	110.6	96.0
Ceded insurance reserves	77.7	68.0
Contingent purchase price and acquisition holdbacks	68.2	73.9
Withdrawal liability - multiemployer pension funds	12.1	12.2
Legal settlement reserves	10.0	10.0
Pension and other post-retirement liabilities	6.1	6.0
Interest rate swap locks	0.6	—
Other	49.3	55.3
Total	$551.9	$321.4
(1) Refer to Note 1, Basis of Presentation, for discussion regarding our adoption of ASC 842.
6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2019, we owned or operated 190 active landfills with total available disposal capacity of approximately 5.1 billion in-place cubic yards. Additionally, we have post-closure responsibility for 129 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2019 and December 31, 2018 follows:

	2019	2018
Landfill final capping, closure and post-closure liabilities	$1,330.4	$1,292.0
Environmental remediation	521.7	540.2
Total accrued landfill and environmental costs	1,852.1	1,832.2
Less: current portion	(142.3)	(130.6)
Long-term portion	$1,709.8	$1,701.6
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the six months ended June 30, 2019 and 2018:

	2019	2018
Asset retirement obligation liabilities, beginning of year	$1,292.0	$1,257.7
Non-cash additions	21.6	21.8
Acquisitions, net of divestitures and other adjustments	0.2	1.9
Asset retirement obligation adjustments	(0.5)	(17.6)
Payments	(23.8)	(22.1)
Accretion expense	40.9	40.6
Asset retirement obligation liabilities, end of period	1,330.4	1,282.3
Less: current portion	(76.8)	(81.0)
Long-term portion	$1,253.6	$1,201.3
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of assets that are legally restricted for purposes of settling final capping, closure and post-closure liabilities was $30.1 million and $29.5 million as of June 30, 2019 and December 31, 2018, respectively, and is included in restricted cash and marketable securities in our consolidated balance sheets.
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2019 would be approximately $369 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2019 and 2018:

	2019	2018
Environmental remediation liabilities, beginning of year	$540.2	$564.0
Net adjustments charged to expense	(10.3)	2.5
Payments	(17.8)	(21.2)
Accretion expense (non-cash interest expense)	9.6	10.1
Environmental remediation liabilities, end of period	521.7	555.4
Less: current portion	(65.5)	(69.5)
Long-term portion	$456.2	$485.9
Bridgeton Landfill. During the six months ended June 30, 2019, we paid $6.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of June 30, 2019, the remediation liability recorded for this site was $154.2 million, of which approximately $8 million is expected to be paid during the remainder of 2019. We believe the remaining reasonably possible high end of our range would be approximately $171 million higher than the amount recorded as of June 30, 2019.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, finance leases and long-term debt as of June 30, 2019 and December 31, 2018 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2019			December 31, 2018
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$89.0	$—	$89.0	$33.4	$—	$33.4
June 2023	Variable	170.0	—	170.0	159.0	—	159.0
Senior notes:
September 2019	5.500	650.0	(0.3)	649.7	650.0	(0.9)	649.1
March 2020	5.000	850.0	(0.6)	849.4	850.0	(1.0)	849.0
November 2021	5.250	600.0	(1.0)	599.0	600.0	(1.2)	598.8
June 2022	3.550	850.0	(3.2)	846.8	850.0	(3.6)	846.4
May 2023	4.750	550.0	3.7	553.7	550.0	(5.5)	544.5
March 2025	3.200	500.0	(3.9)	496.1	500.0	(4.3)	495.7
June 2026	2.900	500.0	(4.2)	495.8	500.0	(4.4)	495.6
November 2027	3.375	650.0	(5.5)	644.5	650.0	(5.9)	644.1
May 2028	3.950	800.0	(16.5)	783.5	800.0	(17.3)	782.7
March 2035	6.086	181.9	(14.2)	167.7	181.9	(14.4)	167.5
March 2040	6.200	399.9	(3.7)	396.2	399.9	(3.8)	396.1
May 2041	5.700	385.7	(5.3)	380.4	385.7	(5.3)	380.4
Debentures:
May 2021	9.250	35.3	(0.6)	34.7	35.3	(0.7)	34.6
September 2035	7.400	148.1	(33.4)	114.7	148.1	(33.8)	114.3
Tax-exempt:
2020 - 2049	1.500 - 1.950	1,072.4	(6.1)	1,066.3	1,042.4	(5.6)	1,036.8
Finance leases:
2019 - 2046	3.070 - 12.203	107.7	—	107.7	109.5	—	109.5
Total Debt		$8,540.0	$(94.8)	8,445.2	$8,445.2	$(107.7)	8,337.5
Less: current portion				(1,561.3)			(690.7)
Long-term portion				$6,883.9			$7,646.8
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
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,701.4 million and $1,694.1 million as of June 30, 2019 and December 31, 2018, respectively. The Credit Facility can be used for working capital, capital

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of June 30, 2019 and December 31, 2018, we had $170.0 million and $159.0 million of borrowings under our Credit Facility, respectively. We had $361.3 million and $379.6 million of letters of credit outstanding under our Credit Facility as of June 30, 2019 and December 31, 2018, respectively.
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. We had $89.0 million of borrowings and $33.4 million of borrowings outstanding under our Uncommitted Credit Facility as of June 30, 2019 and December 31, 2018, respectively.
Senior Notes and Debentures
In 2018, we issued $800.0 million of 3.950% senior notes due 2028. Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually.
Tax-Exempt Financings
During the second quarter of 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings. As of June 30, 2019, we had $1,066.3 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. As of December 31, 2018, we had $1,036.8 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket all of our variable rate unsecured tax-exempt bonds.
Finance Leases
We had finance lease liabilities of $107.7 million and $109.5 million as of June 30, 2019 and December 31, 2018, respectively, with maturities ranging from 2019 to 2046.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of June 30, 2019 and December 31, 2018, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of June 30, 2019 and December 31, 2018, the interest rate swap agreements are reflected at their fair value of $11.6 million and $2.5 million, respectively, and are included in other assets in our consolidated balance sheet. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets.
For the three months ended June 30, 2019 and 2018, we recognized a loss of $5.5 million and a gain of $2.5 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of $5.7 million and an offsetting loss of $2.7 million respectively, on the related interest rate swaps. For the six months ended June 30, 2019 and 2018, we recognized a loss of $8.9 million and a gain of $9.2 million, respectively, on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$9.1 million and an offsetting loss of $9.5 million respectively, on the related interest rate swaps. The difference of these fair value changes for the six months ended June 30, 2018 was recorded directly in earnings as other income, net. In accordance with our adoption of ASU 2017-12, the difference of these fair value changes for the six months ended June 30, 2019 was recorded directly in earnings as an adjustment to interest expense in our consolidated statement of income.
For further detail regarding the effect of our fair value hedging on interest expense, refer to Note 12, Financial Instruments, to our unaudited consolidated financial instruments in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cash Flow Hedges
As of June 30, 2019 and December 31, 2018, our interest rate lock agreements had an aggregate notional value of $875.0 million and $725.0 million, respectively, with fixed interest rates ranging from 1.900% to 3.250%. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 through 2021. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. The fair value of our interest rate locks was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of June 30, 2019 were assets of $0.3 million, which were recorded in prepaid expenses and other current assets in our consolidated balance sheet and liabilities of $32.4 million, which were recorded in other accrued liabilities and other long-term liabilities in our consolidated balance sheet. As of December 31, 2018, the aggregate fair values of the outstanding interest rate locks were assets of $10.3 million and were recorded in other assets in our consolidated balance sheet.
Total unrealized loss recognized in other comprehensive income for interest rate locks was $19.9 million and $12.2 million for the three months ended June 30, 2019 and 2018, respectively. Total unrealized loss (gain) recognized in other comprehensive income for interest rate locks was $31.2 million and $(6.0) million for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019 and December 31, 2018, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive income, net of tax of $10.9 million and $11.2 million, respectively. The amortization of the terminated interest rate locks is recorded as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $0.9 million of net interest income over the next 12 months as a yield adjustment of our senior notes.
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
Operating Leases
Many of our leases are operating leases. Operating lease classification generally can be attributed to either (1) relatively low fixed minimum lease payments (including, for example, real property lease payments that are not fixed and vary based on the volume of waste we receive or process), or (2) minimum lease terms that are shorter than the asset's economic useful life. We expect that, in the ordinary course of business, our operating leases will be renewed, replaced by other leases, or replaced with capital expenditures. We recognize rent expense for these leases on a straight-line basis over the lease term.
We recognize a right-of-use liability and right-of-use asset for leases classified as operating leases in our consolidated balance sheet upon lease commencement. The right-of-use liability represents the present value of the remaining lease payments. An

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
A summary of the lease classification on our consolidated balance sheet as of June 30, 2019 follows:

		2019
Assets
Operating lease assets	Other assets	$233.1
Finance lease assets	Property and equipment, net	119.1
Total lease assets		$352.2

Liabilities
Current
Operating	Other accrued liabilities	$35.1
Finance	Notes payable and current maturities of long-term debt	6.0
Long-term
Operating	Other long-term liabilities	217.3
Finance	Long-term debt, net of current maturities	101.7
Total lease liabilities		$360.1
A summary of the lease cost reflected in our consolidated statement of operations for the three and six months ended June 30, 2019 follows:

		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost
Fixed lease cost	Cost of operations	$9.2	$18.5
Short-term lease cost	Cost of operations	10.6	20.7
Variable lease cost	Cost of operations	4.7	8.9
Finance lease cost
Amortization of leased assets	Depreciation amortization, and depletion	1.4	2.7
Interest on lease liabilities	Interest expense	1.8	3.7
Variable lease cost	Interest expense	1.3	2.7
Total lease cost		$29.0	$57.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2019, aggregate principal payments for operating and finance leases follows:

	Operating Leases	Finance Leases	Total
2019 (remaining)	$22.4	$6.8	$29.2
2020	40.0	13.4	53.4
2021	36.6	13.1	49.7
2022	31.6	12.5	44.1
2023	30.1	37.9	68.0
Thereafter	141.9	127.3	269.2
Total lease payments	302.6	211.0	513.6
Less: interest	(50.2)	(103.3)	(153.5)
Present value of lease liabilities	$252.4	$107.7	$360.1

A summary of the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2019 follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	9.0
Finance leases	15.3
Weighted-average discount rate
Operating leases	3.8%
Finance leases	7.2%
Supplemental cash flow and other non-cash information for the three and six months ended June 30, 2019 follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$26.6	$51.0
Operating cash flows from finance leases	$3.1	$6.4
Financing cash flows from finance leases	$1.1	$2.8
Leased assets obtained in exchange for new finance lease liabilities	$0.8	$0.8
Leased assets obtained in exchange for new operating lease liabilities	$7.7	$9.4

9. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2019 was 23.6% and 24.3%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2018 was 24.7% and 24.1%, respectively.
Cash paid for income taxes was a net refund of $10.5 million and a net payment of $30.0 million for the six months ended June 30, 2019 and 2018, respectively. Cash taxes have been favorably impacted from the receipt of funds from amended returns filed during 2018.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2019, the valuation allowance associated with our state loss carryforwards was approximately $73 million.
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
We believe that our recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of June 30, 2019, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of income. As of June 30, 2019, we accrued a liability for penalties of $0.5 million and a liability for interest (including interest on penalties) of $14.9 million related to our uncertain tax positions.
10. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 12.8 million shares of common stock reserved for future grants under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan.
Stock Repurchases
Stock repurchase activity during the three and six months ended June 30, 2019 and 2018 follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of shares repurchased	1.1	3.3	2.6	7.1
Amount paid	$91.0	$219.5	$202.5	$474.0
Weighted average cost per share	$82.63	$67.47	$78.11	$67.05
As of June 30, 2019 and 2018, there were less than 0.1 million and 0.2 million repurchased shares pending settlement, respectively. As of June 30, 2019 and 2018, $0.9 million and $10.3 million of share repurchases were unpaid and included within other accrued liabilities, respectively.
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2019, the remaining authorized purchase capacity under our October 2017 repurchase program was $901.6 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Dividends
In April 2019, our Board of Directors approved a quarterly dividend of $0.375 per share. Cash dividends declared were $240.9 million for the six months ended June 30, 2019. As of June 30, 2019, we recorded a quarterly dividend payable of $120.2 million to shareholders of record at the close of business on July 1, 2019.
Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including vested but unissued RSUs and PSUs) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of employee stock options, unvested RSUs and unvested PSUs at the expected attainment levels. We use the treasury stock method in computing diluted earnings per share.
Earnings per share for the three and six months ended June 30, 2019 and 2018 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$251,500	$234,900	$485,700	$472,600
Weighted average common shares outstanding	321,718	327,365	322,000	329,003
Basic earnings per share	$0.78	$0.72	$1.51	$1.44
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$251,500	$234,900	$485,700	$472,600
Weighted average common shares outstanding	321,718	327,365	322,000	329,003
Effect of dilutive securities:
Options to purchase common stock	432	810	469	858
Unvested RSU awards	240	202	234	231
Unvested PSU awards	375	453	406	421
Weighted average common and common equivalent shares outstanding	322,765	328,830	323,109	330,513
Diluted earnings per share	$0.78	$0.71	$1.50	$1.43
There were no antidilutive securities during the three and six months ended June 30, 2019 and 2018.
11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income (AOCI), net of tax, by component, for the six months ended June 30, 2019 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2018	$16.1	$14.7	$30.8
Other comprehensive loss before reclassifications	(31.2)	(0.8)	(32.0)
Amounts reclassified from accumulated other comprehensive income	(0.3)	—	(0.3)
Net current period other comprehensive loss	(31.5)	(0.8)	(32.3)
Adoption of accounting standard	5.4	—	5.4
Balance as of June 30, 2019	$(10.0)	$13.9	$3.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Recyclable commodity hedges	$—	$0.3	$—	$0.3	Revenue
Fuel hedges	—	1.1	—	1.9	Cost of operations
Terminated interest rate locks	0.3	(0.3)	0.4	(0.8)	Interest expense
Total before tax	0.3	1.1	0.4	1.4
Tax expense	(0.1)	(0.3)	(0.1)	(0.4)
Total gain reclassified into earnings	$0.2	$0.8	$0.3	$1.0

12. FINANCIAL INSTRUMENTS
The effect of our derivative instruments in fair value and cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Interest Expense	Interest Expense	Interest Expense	Interest Expense

Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(98.5)	$(96.5)	$(198.9)	$(191.3)

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$0.1	$0.5	$0.2	$1.4
Net periodic earnings(1)	$0.2	$(0.2)	$0.2	$(0.2)
Gain (loss) on cash flow hedging relationships:
Interest rate swap locks:
Amount of gain (loss) reclassified from AOCI into income	$0.3	$(0.3)	$0.4	$(0.8)
(1) During 2018 (prior to adoption of ASU 2017-12), all net periodic earnings for fair value hedges were recorded to other income, net. To align the effect of the hedging relationship with the activity of the hedged item, beginning January 1, 2019, all net periodic earnings on fair value hedges are presented within interest expense in our consolidated statement of income.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2019 and December 31, 2018, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	June 30, 2019
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$38.6	$38.6	$38.6	$—	$—
Bonds - restricted cash and marketable securities and other assets	50.5	50.5	—	50.5	—
Interest rate swaps - other assets	11.6	11.6	—	11.6	—
Interest rate locks - prepaid expenses and other current assets	0.3	0.3	—	0.3	—
Total assets	$101.0	$101.0	$38.6	$62.4	$—
Liabilities:
Interest rate locks - other accrued liabilities and other long-term liabilities	$32.4	$32.4	$—	$32.4	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	72.1	72.1	—	—	72.1
Total liabilities	$104.5	$104.5	$—	$32.4	$72.1

	December 31, 2018
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$37.1	$37.1	$37.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	47.8	47.8	—	47.8	—
Interest rate swaps - other assets	2.5	2.5	—	2.5	—
Interest rate locks - other assets	10.3	10.3	—	10.3	—
Total assets	$97.7	$97.7	$37.1	$60.6	$—
Liabilities:
Contingent consideration - other long-term liabilities	$71.4	$71.4	$—	$—	$71.4
Total liabilities	$71.4	$71.4	$—	$—	$71.4
Total Debt
As of June 30, 2019 and December 31, 2018, the carrying value of our total debt was $8.4 billion and $8.3 billion, respectively and the fair value of our total debt was $9.1 billion and $8.7 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of June 30, 2019 and December 31, 2018. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of June 30, 2019, the Sonoma contingent consideration represents the fair value of $66.3 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill, which we estimate to be approximately 30 years. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $79 million and $168 million. During the six months ended June 30, 2019, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of June 30, 2019, the contingent consideration of $4.2 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. During the six months ended June 30, 2019, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value. The contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.
In June 2019, we recognized additional contingent consideration associated with the acquisition of a collection business. As of June 30, 2019, the contingent consideration of $1.6 million represents the fair value of amounts payable to the seller based on annual volume of tons collected from certain customers of the business. The fair value of the contingent consideration was determined using probability assessments of the expected future payments over the estimated customer relationships, and applying a discount rate. The future payments are based on significant inputs that are not observable in the market. Key assumptions include annual collection volumes, which are subject to remeasurement at each reporting date. The contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.
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
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2019 and 2018 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Three Months Ended June 30, 2019
Group 1	$1,528.6	$(264.2)	$1,264.4	$127.0	$309.0	$137.1	$11,223.2
Group 2	1,529.2	(226.9)	1,302.3	132.7	228.4	122.2	9,082.5
Corporate entities	43.2	(4.6)	38.6	25.0	(100.0)	30.1	1,691.1
Total	$3,101.0	$(495.7)	$2,605.3	$284.7	$437.4	$289.4	$21,996.8

Three Months Ended June 30, 2018
Group 1	$1,446.4	$(253.1)	$1,193.3	$117.8	$275.2	$153.0	$10,851.5
Group 2	1,509.2	(224.0)	1,285.2	128.4	225.3	101.5	8,914.1
Corporate entities	43.3	(4.0)	39.3	29.5	(92.3)	24.3	1,438.1
Total	$2,998.9	$(481.1)	$2,517.8	$275.7	$408.2	$278.8	$21,203.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Six Months Ended June 30, 2019
Group 1	$2,959.6	$(502.0)	$2,457.6	$248.5	$597.1	$235.6	$11,223.2
Group 2	2,966.7	(425.4)	2,541.3	258.4	452.7	215.7	9,082.5
Corporate entities	85.2	(8.2)	77.0	49.8	(189.6)	137.4	1,691.1
Total	$6,011.5	$(935.6)	$5,075.9	$556.7	$860.2	$588.7	$21,996.8

Six Months Ended June 30, 2018
Group 1	$2,866.6	$(493.5)	$2,373.1	$246.9	$553.1	$183.5	$10,851.5
Group 2	2,915.6	(422.3)	2,493.3	253.3	434.9	249.7	8,914.1
Corporate entities	86.5	(7.7)	78.8	59.0	(175.6)	108.9	1,438.1
Total	$5,868.7	$(923.5)	$4,945.2	$559.2	$812.4	$542.1	$21,203.7
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
14. REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and energy services. The following table disaggregates our revenue by service line for the three and six months ended June 30, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Collection:
Residential	$570.1	21.9%	$560.6	22.3%	$1,127.5	22.2%	$1,109.2	22.4%
Small-container	792.0	30.4	764.5	30.4	1,570.0	30.9	1,513.6	30.6
Large-container	573.9	22.0	556.3	22.1	1,104.5	21.8	1,072.5	21.7
Other	11.7	0.4	11.1	0.4	22.5	0.4	21.6	0.4
Total collection	1,947.7	74.7	1,892.5	75.2	3,824.5	75.3	3,716.9	75.1
Transfer	343.7		320.8		638.1		609.3
Less: intercompany	(192.6)		(183.8)		(364.1)		(354.0)
Transfer, net	151.1	5.8	137.0	5.4	274.0	5.4	255.3	5.2
Landfill	608.9		580.6		1,145.4		1,130.5
Less: intercompany	(271.4)		(265.3)		(511.2)		(508.7)
Landfill, net	337.5	13.0	315.3	12.5	634.2	12.5	621.8	12.6
Energy services	40.8	1.6	50.2	2.0	85.8	1.7	98.1	2.0
Other:
Recycling processing and commodity sales	71.9	2.7	68.0	2.7	144.8	2.9	143.8	2.9
Other non-core	56.3	2.2	54.8	2.2	112.6	2.2	109.3	2.2
Total other	128.2	4.9	122.8	4.9	257.4	5.1	253.1	5.1
Total revenue	$2,605.3	100.0%	$2,517.8	100.0%	$5,075.9	100.0%	$4,945.2	100.0%

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognized deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Substantially all of the deferred revenue recognized as of December 31, 2018 was recognized as revenue during the six months ended June 30, 2019 when the service was performed.
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
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of June 30, 2019 and December 31, 2018, we recognized $84.4 million and $89.2 million, respectively, of deferred contract costs and capitalized sales commissions. During the three and six months ended June 30, 2019, we amortized $3.0 million and $6.0 million of capitalized sales commissions to selling, general and administrative expenses and $1.5 million and $3.0 million of other deferred contract costs as a reduction of revenue, respectively. During the three and six months ended June 30, 2018, we amortized $2.9 million and $5.5 million of capitalized sales commissions to selling, general and administrative expenses and $1.4 million and $2.8 million of other deferred contract costs as a reduction of revenue, respectively.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $19 million relating to our outstanding legal proceedings as of June 30, 2019. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $14 million higher than the amount recorded as of June 30, 2019.

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

	June 30, 2019	December 31, 2018
Capping, closure and post-closure obligations	$30.1	$29.5
Insurance	89.1	78.6
Total restricted cash and marketable securities	$119.2	$108.1

Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$72.5	$70.5	$61.3	$83.3
Restricted cash and marketable securities	119.2	108.1	116.2	141.1
Less: restricted marketable securities	(48.0)	(45.3)	(44.8)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$143.7	$133.3	$132.7	$179.1

Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than short-term operating leases and financial assurances, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported financial position or results of operations. We have not guaranteed any third-party debt.

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

Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and energy services in the United States, as measured by revenue. As of June 30, 2019, we operated facilities in 41 states and Puerto Rico through 349 collection operations, 210 transfer stations, 190 active landfills, 88 recycling centers, 8 treatment, recovery and disposal facilities, 15 salt water disposal wells and 2 deep injection wells. We are engaged in 75 landfill gas to energy and renewable energy projects and had post-closure responsibility for 129 closed landfills.
Revenue for the six months ended June 30, 2019 increased by 2.6% to $5,075.9 million compared to $4,945.2 million for the same period in 2018. This change in revenue is due to increases in average yield of 2.9%, fuel recovery fees of 0.1%, and acquisitions, net of divestitures of 0.5%, partially offset by the impact of decreased volumes of (0.7)%, and energy services of (0.2)%.
The following table summarizes our revenue, expenses and operating income for the three and six months ended June 30, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue	$2,605.3	100.0%	$2,517.8	100.0%	$5,075.9	100.0%	$4,945.2	100.0%
Expenses:
Cost of operations	1,617.0	62.1	1,577.2	62.6	3,123.1	61.5	3,047.0	61.6
Depreciation, amortization and depletion of property and equipment	251.0	9.6	238.6	9.5	489.8	9.7	484.8	9.8
Amortization of other intangible assets	5.0	0.2	15.0	0.6	9.7	0.2	30.1	0.6
Amortization of other assets	8.2	0.3	1.9	0.1	16.3	0.3	3.7	0.1
Accretion	20.5	0.8	20.2	0.8	40.9	0.8	40.6	0.8
Selling, general and administrative	264.5	10.1	252.9	10.0	530.9	10.4	514.0	10.4
Loss (gain) on disposition of assets and asset impairments, net	0.2	—	—	—	0.5	—	(0.7)	—
Restructuring charges	1.5	0.1	3.8	0.2	4.5	0.1	13.3	0.3
Operating income	$437.4	16.8%	$408.2	16.2%	$860.2	17.0%	$812.4	16.4%
Our pre-tax income was $328.6 million and $641.4 million for the three and six months ended June 30, 2019, respectively, compared to $312.6 million and $623.3 million for the same respective periods in 2018. Our net income attributable to Republic Services, Inc. was $251.5 million and $485.7 million for the three and six months ended June 30, 2019, or $0.78 and $1.50 per diluted share, respectively, compared to $234.9 million and $472.6 million, or $0.71 and $1.43 per diluted share, for the same periods in 2018, respectively.
During each of the three and six months ended June 30, 2019 and 2018, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see the Results of Operations discussion of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$328.6	$251.5	$0.78	$312.6	$234.9	$0.71
Loss on extinguishment of debt and other related costs (2)	—	—	—	0.3	0.2	—
Restructuring charges (1)	1.5	1.1	—	3.8	2.8	0.01
Incremental contract startup costs - large municipal contract	—	—	—	2.4	1.7	0.01
(Gain) loss on disposition of assets and asset impairments, net (1)	0.2	0.2	—	—	—	—
Acquisition deal costs	1.9	1.3	0.01	—	—	—
Total adjustments	3.6	2.6	0.01	6.5	4.7	0.02
As adjusted	$332.2	$254.1	$0.79	$319.1	$239.6	$0.73
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2019.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2018.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$641.4	$485.7	$1.50	$623.3	$472.6	$1.43
Loss on extinguishment of debt and other related costs (2)	—	—	—	0.3	0.2	—
Restructuring charges	4.5	3.3	0.01	13.3	9.7	0.03
Incremental contract startup costs - large municipal contract (1)	0.7	0.5	—	5.3	3.9	0.01
(Gain) loss on disposition of assets and asset impairments, net (1)	0.5	0.4	—	(0.7)	(0.5)	—
Acquisition deal costs	2.5	1.8	0.01	—	—	—
Total adjustments	8.2	6.0	0.02	18.2	13.3	0.04
As adjusted	$649.6	$491.7	$1.52	$641.5	$485.9	$1.47
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the six months ended June 30, 2019.
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
Loss on extinguishment of debt and other related costs. During the three and six months ended June 30, 2018, we incurred a $0.3 million loss on extinguishment of certain financing arrangements.
Restructuring charges. In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and the closure of certain office locations.
During the three and six months ended June 30, 2019, we incurred restructuring charges of $1.5 million and $4.5 million, respectively, that primarily related to upgrades to our back-office software systems. During the three and six months ended June

30, 2018, we incurred restructuring charges of $3.8 million and $13.3 million, respectively, that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $6.5 million and $12.6 million during the six months ended June 30, 2019 and 2018, respectively related to these restructuring efforts.
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
During the six months ended June 30, 2019, we incurred costs of $0.7 million and during the three and six months ended June 30, 2018, we incurred costs of $2.4 million and $5.3 million, respectively, related to the implementation of a large municipal contract. These costs did not meet the capitalization criteria prescribed by the new revenue recognition standard.
(Gain) loss on disposition of assets and asset impairments, net. During the three and six months ended June 30, 2019, we recorded a net loss on disposition of assets and asset impairments related to business divestitures of $0.2 million and $0.5 million, respectively. During the six months ended June 30, 2018, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $0.7 million.
Acquisition deal costs. Although our business regularly incurs costs related to acquisitions, we specifically identify in the tables above the costs incurred during the three and six months ended June 30, 2019. We do this because of the magnitude of the costs associated with the particular acquisition activity during this time period. During the three and six months ended June 30, 2019, we incurred acquisition related deal costs of $1.9 million and $2.5 million, respectively.
Recent Developments
Updated 2019 Financial Guidance
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2019, which is not a measure determined in accordance with U.S GAAP:

(Anticipated) Year Ending December 31, 2019
Diluted earnings per share	$ 3.20 - 3.25
Restructuring charges	0.02
Incremental contract startup costs - large municipal contract	—
(Gain) loss on disposition of assets and asset impairments, net	—
Acquisition deal costs	0.01
Adjusted diluted earnings per share	$ 3.23 - 3.28
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
Increase in Quarterly Dividend
At its meeting held in July 2019, our board of directors approved an increase in our quarterly dividend of 8% to $0.405 per share. The quarterly dividend of $0.405 per share will be paid on October 15, 2019 to shareholders of record on October 1, 2019.

Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and energy services. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling processing facilities generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from energy services consists mainly of fees we charge for the treatment and disposal of liquid and solid waste derived from the production of oil and natural gas. Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The following table reflects our revenue by service line for the three and six months ended June 30, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Collection:
Residential	$570.1	21.9%	$560.6	22.3%	$1,127.5	22.2%	$1,109.2	22.4%
Small-container	792.0	30.4	764.5	30.4	1,570.0	30.9	1,513.6	30.6
Large-container	573.9	22.0	556.3	22.1	1,104.5	21.8	1,072.5	21.7
Other	11.7	0.4	11.1	0.4	22.5	0.4	21.6	0.4
Total collection	1,947.7	74.7	1,892.5	75.2	3,824.5	75.3	3,716.9	75.1
Transfer	343.7		320.8		638.1		609.3
Less: intercompany	(192.6)		(183.8)		(364.1)		(354.0)
Transfer, net	151.1	5.8	137.0	5.4	274.0	5.4	255.3	5.2
Landfill	608.9		580.6		1,145.4		1,130.5
Less: intercompany	(271.4)		(265.3)		(511.2)		(508.7)
Landfill, net	337.5	13.0	315.3	12.5	634.2	12.5	621.8	12.6
Energy services	40.8	1.6	50.2	2.0	85.8	1.7	98.1	2.0
Other:
Recycling processing and commodity sales	71.9	2.7	68.0	2.7	144.8	2.9	143.8	2.9
Other non-core	56.3	2.2	54.8	2.2	112.6	2.2	109.3	2.2
Total other	128.2	4.9	122.8	4.9	257.4	5.1	253.1	5.1
Total revenue	$2,605.3	100.0%	$2,517.8	100.0%	$5,075.9	100.0%	$4,945.2	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average yield	2.8%	2.1%	2.9%	2.1%
Fuel recovery fees	0.1	0.6	0.1	0.6
Total price	2.9	2.7	3.0	2.7
Volume (1)	0.1	0.6	(0.7)	1.2
Recycling processing and commodity sales	0.2	(1.4)	—	(1.3)
Energy services	(0.4)	0.2	(0.2)	0.3
Total internal growth	2.8	2.1	2.1	2.9
Acquisitions / divestitures, net	0.7	1.8	0.5	1.8
Subtotal	3.5%	3.9%	2.6%	4.7%
Adoption of the new revenue recognition standard	—%	(4.3)%	—%	(4.2)%
Total	3.5%	(0.4)%	2.6%	0.5%

Core price	4.6%	3.6%	4.7%	3.7%
(1) The decrease in volume of (0.7)% during the six months ended June 30, 2019 includes a decrease of (0.3)% due to one less work day as compared to the six months ended June 30, 2018.
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 3.0% for both the three and six months ended June 30, 2019, and 2.2% and 2.3% for the same respective periods in 2018. Core price as a percentage of related-business revenue was 4.9% and 5.0% for the three and six months ended June 30, 2019, respectively, and 3.9% and 4.0% for the same respective periods in 2018.
During the three and six months ended June 30, 2019, we experienced the following changes in our revenue as compared to the same periods in 2018:
•Average yield increased revenue by 2.8% and 2.9% during the three and six months ended June 30, 2019, respectively, due to price increases in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.1% during the three and six months ended June 30, 2019 primarily due to an increase in the total revenue subject to the fuel recovery fees. This increase was partially offset by a decrease in fuel prices during the three and six months ended June 30, 2019 compared to the same periods in 2018.
•Volume increased revenue by 0.1% during the three months ended June 30, 2019 primarily due to higher special waste landfill volumes offset by lower residential and small-container collection volumes as compared to the three months ended June 30, 2018. Volume decreased revenue by (0.7)% during the six months ended June 30, 2019, primarily due to volume declines in our residential and small-container collection lines of business. The volume declines were primarily due to certain non-regrettable losses and one less workday during the six months ended June 30, 2019 as compared to the same period in 2018. In addition, special waste landfill volumes decreased during the six months ended June 30, 2019 as compared to the same period in 2018.
•Recycling processing and commodity sales increased revenue by 0.2% during the three months ended June 30, 2019 primarily due to price increases, partially offset by a decline in overall commodity prices. Recycling processing and commodity sales remained unchanged during the six months ended June 30, 2019, due to price increases, which were offset by a decline in overall commodity prices. The average price for recycled commodities, excluding glass and organics, for the three and six months ended June 30, 2019 was $78 and $86 per ton, respectively, compared to $91 and $102 per ton, for the same periods in 2018.

Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $18 million.
•Acquisitions, net of divestitures, increased revenue by 0.7% and 0.5% during the three and six months ended June 30, 2019, due to our continued growth strategy of acquiring privately held solid waste and recycling companies that complement our existing business platform.
•Energy services decreased revenue by (0.4)% and (0.2)% during the three and six months ended June 30, 2019 primarily due to a decline in drilling activity and increased competition in the Permian Basin.
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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Labor and related benefits	$551.7	21.2%	$539.0	21.4%	$1,088.9	21.5%	$1,068.1	21.6%
Transfer and disposal costs	221.5	8.5	214.6	8.5	418.9	8.2	402.9	8.1
Maintenance and repairs	251.0	9.6	251.3	10.0	492.8	9.7	491.5	9.9
Transportation and subcontract costs	171.4	6.6	166.4	6.6	325.1	6.4	315.8	6.4
Fuel	96.8	3.7	104.3	4.1	188.9	3.7	185.8	3.8
Disposal fees and taxes	85.0	3.3	83.2	3.3	158.2	3.1	157.5	3.2
Landfill operating costs	67.2	2.6	56.6	2.2	120.9	2.4	108.7	2.2
Risk management	63.6	2.4	56.2	2.2	116.1	2.3	108.1	2.2
Other	108.8	4.2	105.6	4.3	213.3	4.2	208.6	4.2
Total cost of operations	$1,617.0	62.1%	$1,577.2	62.6%	$3,123.1	61.5%	$3,047.0	61.6%

These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations increased in aggregate dollars for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily as a result of the following:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases along with increased headcount attributable to acquisition-related growth.
•Transfer and disposal costs increased primarily due to an increase in third party disposal rates and volumes disposed at third party facilities. During the three and six months ended June 30, 2019, approximately 68% and 67%, respectively, of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization) as compared to 68% during each of the same periods in 2018.
•Maintenance and repairs expense decreased primarily due to the effective execution of our fleet strategy, including our preventative maintenance programs.

•Fuel costs decreased during the three months ended June 30, 2019 due to a decline in both fuel prices and collection volumes. Fuel costs increased, in aggregate dollars, during the six months ended June 30, 2019 due to favorable compressed natural gas (CNG) tax credits of approximately $15 million that were enacted in 2018, retroactively effective to 2017 and recognized during the same period in 2018, which did not recur in 2019. The unfavorable impact in 2019 resulting from the CNG tax credits was partially offset by a decline in fuel prices and collection volumes. The national average diesel fuel cost per gallon for the three and six months ended June 30, 2019 was $3.12 and $3.07, respectively, as compared to $3.19 and $3.10 for the same periods in 2018.
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
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Depreciation and amortization of property and equipment	$161.0	6.2%	$160.6	6.4%	$320.4	6.3%	$322.0	6.5%
Landfill depletion and amortization	90.0	3.4	78.0	3.1	169.4	3.4	162.8	3.3
Depreciation, amortization and depletion expense	$251.0	9.6%	$238.6	9.5%	$489.8	9.7%	$484.8	9.8%

Depreciation and amortization of property and equipment for the six months ended June 30, 2019 decreased due to the full depreciation of certain assets recognized in our 2008 acquisition of Allied Waste Industries, Inc.
During the three and six months ended June 30, 2019, landfill depletion and amortization expense increased primarily due to favorable one-time amortization adjustments recorded during the three and six months ended June 30, 2018, which did not recur in 2019 and an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $5.0 million and $9.7 million or 0.2% of revenue, for the three and six months ended June 30, 2019, respectively, compared to $15.0 million and $30.1 million, or 0.6% of revenue, for each of the same periods in 2018. Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Amortization expense decreased primarily due to the full amortization of certain intangible assets recognized in our 2008 acquisition of Allied Waste Industries, Inc.
Amortization of Other Assets
Expenses for amortization of other assets were $8.2 million and $16.3 million, or 0.3% of revenue, for the three and six months ended June 30, 2019, respectively, compared to $1.9 million and $3.7 million, or 0.1% of revenue, for the same periods in 2018. Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Effective January 1, 2019, we adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) on a prospective basis. During the three and six months ended June 30, 2018, we recognized $4.5 million and $9.4 million, respectively, of amortization related to the prepayment of fees as selling, general and administrative expenses. During the three and six months ended June 30, 2019, we recognized $5.7 million and $11.7 million, respectively, of amortization related to the prepayment of similar fees in amortization of other assets.
Accretion Expense
Accretion expense was $20.5 million and $40.9 million, or 0.8% of revenue, for the three and six months ended June 30, 2019, respectively, compared to $20.2 million and $40.6 million, or 0.8% of revenue, for each of the same periods in 2018. Accretion expense has remained relatively unchanged as our asset retirement obligations have remained relatively consistent period over period.

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
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Salaries and related benefits	$182.5	7.0%	$170.4	6.8%	$366.7	7.2%	$346.9	7.0%
Provision for doubtful accounts	8.4	0.3	6.8	0.3	15.9	0.3	13.6	0.3
Other	73.6	2.8	75.7	2.9	148.3	2.9	153.5	3.1
Total selling, general and administrative expenses	$264.5	10.1%	$252.9	10.0%	$530.9	10.4%	$514.0	10.4%

These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2019 and 2018 are summarized below:
•Salaries and related benefits increased primarily due to higher incentive pay and wages, benefits, and other payroll related items resulting from annual merit increases.
•Other selling, general and administrative expenses decreased for the three and six months ended June 30, 2019, primarily due to our adoption of ASU 2018-15. During the three and six months ended June 30, 2018, we recognized $4.5 million and $9.4 million of amortization related to the prepayment of certain fees as selling, general and administrative expenses. The amortization for prepayments of similar fees was recognized as amortization of other assets during the three and six months ended June 30, 2019.
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
During the three and six months ended June 30, 2019, we recorded a net loss on disposition of assets and asset impairments related to business divestitures of $0.2 million and $0.5 million, respectively. During the six months ended June 30, 2018, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $0.7 million.
Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations.
During the three and six months ended June 30, 2019, we incurred restructuring charges of $1.5 million and $4.5 million, respectively, that primarily related to upgrades to our back-office software systems. During the three and six months ended June 30, 2018, we incurred restructuring charges of $3.8 million and $13.3 million, respectively, that primarily consisted of severance and other employee termination benefits and the closure of offices with lease agreements with non-cancelable terms. We paid $6.5 million and $12.6 million during the six months ended June 30, 2019 and 2018, respectively, related to these restructuring efforts.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2019 and 2018 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense on debt and finance lease obligations	$87.6	$87.5	$177.6	$172.2
Non-cash interest	12.3	10.4	23.3	21.3
Less: capitalized interest	(1.4)	(1.4)	(2.0)	(2.2)
Total interest expense	$98.5	$96.5	$198.9	$191.3

Total interest expense for the three and six months ended June 30, 2019 increased primarily due to the increase in debt outstanding during the period and higher interest rates on floating rate debt. Cash paid for interest, excluding net swap settlements for our fixed to floating interest rate swaps, was $171.1 million for the six months ended June 30, 2019 and $171.7 million for the six months ended June 30, 2018.
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
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2019 was 23.6% and 24.3%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2018 was 24.7% and 24.1%, respectively.
Cash paid for income taxes was a net refund of $10.5 million and a net payment of $30.0 million for the six months ended June 30, 2019 and 2018, respectively. Cash taxes have been favorably impacted from the receipt of funds from amended returns filed during 2018.
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

The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and energy services. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2019 and 2018 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin

Three Months Ended June 30, 2019
Group 1	$1,264.4	$127.2	$(0.2)	$127.0	$—	$309.0	24.4%
Group 2	1,302.3	132.1	0.6	132.7	—	228.4	17.5%
Corporate entities	38.6	25.0	—	25.0	(0.2)	(100.0)	—
Total	$2,605.3	$284.3	$0.4	$284.7	$(0.2)	$437.4	16.8%

Three Months Ended June 30, 2018
Group 1	$1,193.3	$123.4	$(5.6)	$117.8	$—	$275.2	23.1%
Group 2	1,285.2	130.3	(1.9)	128.4	—	225.3	17.5%
Corporate entities	39.3	29.5	—	29.5	—	(92.3)	—
Total	$2,517.8	$283.2	$(7.5)	$275.7	$—	$408.2	16.2%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin

Six Months Ended June 30, 2019
Group 1	$2,457.6	$248.8	$(0.3)	$248.5	$—	$597.1	24.3%
Group 2	2,541.3	257.8	0.6	258.4	—	452.7	17.8%
Corporate entities	77.0	49.8	—	49.8	(0.5)	(189.6)	—
Total	$5,075.9	$556.4	$0.3	$556.7	$(0.5)	$860.2	17.0%

Six Months Ended June 30, 2018
Group 1	$2,373.1	$252.1	$(5.2)	$246.9	$—	$553.1	23.3%
Group 2	2,493.3	255.7	(2.4)	253.3	—	434.9	17.4%
Corporate entities	78.8	59.0	—	59.0	0.7	(175.6)	—
Total	$4,945.2	$566.8	$(7.6)	$559.2	$0.7	$812.4	16.4%
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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2019 with the same period in 2018 are discussed below:
Group 1
Revenue for the three months ended June 30, 2019 increased 6.0% due to an increase in average yield in all lines of business and an increase in volume in our landfill and transfer stations lines of business. Revenue for the six months ended June 30, 2019 increased 3.6% due primarily to increases in average yield in all lines of business, which was partially offset by volume declines in our landfill and transfer stations lines of business.

Operating income in Group 1 increased from $275.2 million for the three months ended June 30, 2018, or 23.1% operating income margin, to $309.0 million for the three months ended June 30, 2019, or a 24.4% operating income margin, primarily due to an increase in revenue. Operating income in Group 1 increased from $553.1 million for the six months ended June 30, 2018, or 23.3% operating income margin, to $597.1 million for the six months ended June 30, 2019, or a 24.3% operating income margin, primarily due to an increase in revenue. In addition, the following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2019, primarily due to a decrease in fuel costs and maintenance and repairs expense as a percentage of revenue.
•Landfill depletion and amortization unfavorably impacted operating income margin as a result of favorable one-time amortization adjustments recorded during the three months ended June 30, 2018, which did not recur in 2019. Depreciation favorably impacted operating income margin during the six months ended June 30, 2019 due to the full depreciation of certain assets recognized in our 2008 acquisition of Allied Waste Industries, Inc., partially offset by favorable one-time amortization adjustments recorded during the same period in 2018.
Group 2
Revenue for the three and six months ended June 30, 2019 increased 1.3% and 1.9%, respectively, due primarily to increases in average yield in all lines of business.
Operating income in Group 2 increased from $225.3 million for the three months ended June 30, 2018, or a 17.5% operating income margin, to $228.4 million for the three months ended June 30, 2019, or a 17.5% operating income margin. Operating income in Group 2 increased from $434.9 million for the six months ended June 30, 2018, or a 17.4% operating income margin, to $452.7 million for the six months ended June 30, 2019, or a 17.8% operating income margin, primarily due to an increase in revenue. In addition, the following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2019, primarily due to a decrease in fuel costs and maintenance and repairs expense as a percentage of revenue.
•Landfill depletion and amortization unfavorably impacted operating income margin as a result of favorable one-time amortization adjustments recorded during the three months ended June 30, 2018, which did not recur in 2019.
Corporate Entities
Operating loss in our Corporate Entities increased from $92.3 million for the three months ended June 30, 2018 to $100.0 million for the three months ended June 30, 2019. Operating loss in our Corporate Entities increased from $175.6 million for the six months ended June 30, 2018 to $189.6 million for the six months ended June 30, 2019. The operating loss for the three and six months ended June 30, 2019 increased due to favorable CNG tax credits of approximately $15 million that were enacted in 2018, retroactively effective in 2017 and recognized during the six months ended June 30, 2018, which did not recur in 2019.
For discussion and detail regarding our reportable segments, refer to Note 13, Segment Reporting, to our unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Landfill and Environmental Matters
Available Airspace
The following table reflects landfill airspace activity for active landfills we owned or operated during the six months ended June 30, 2019:

	Balance as of December 31, 2018	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2019
Cubic yards (in millions):
Permitted airspace	4,736.8	—	—	3.5	(40.1)	—	4,700.2
Probable expansion airspace	341.2	13.8	—	—	—	—	355.0
Total cubic yards (in millions)	5,078.0	13.8	—	3.5	(40.1)	—	5,055.2
Number of sites:
Permitted airspace	190	—	—	—			190
Probable expansion airspace	12	1	—	—			13

As of June 30, 2019, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 5,055.2 million in-place cubic yards. Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. As of June 30, 2019, total available disposal capacity is estimated to be 4,700.2 million in-place cubic yards of permitted airspace plus 355.0 million in-place cubic yards of probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. The average estimated remaining life of all of our landfills is 63 years.
As of June 30, 2019, 13 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 55 years, including probable expansion airspace. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria to be deemed probable expansion airspace.
Final Capping, Closure and Post-Closure Costs
As of June 30, 2019, accrued final capping, closure and post-closure costs were $1,330.4 million, of which $76.8 million were current, as reflected in our unaudited consolidated balance sheet in accrued landfill and environmental costs included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Remediation and Other Charges for Landfill Matters
Bridgeton Landfill. During the six months ended June 30, 2019, we paid $6.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of June 30, 2019, the remediation liability recorded for this site was $154.2 million, of which approximately $8 million is expected to be paid during the remainder of 2019. We believe the remaining reasonably possible high-end of our range would be approximately $171 million higher than the amount recorded as of June 30, 2019.
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

Investment in Landfills
The following table reflects changes in our investment in landfills for the six months ended June 30, 2019 (in millions of dollars):

	Balance as of December 31, 2018	Capital Additions (Amortization)	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Adjustments for Asset Retirement Obligations	Balance as of June 30, 2019
Non-depletable landfill land	$167.5	$—	$(0.3)	$—	$—	$(1.2)	$—	$166.0
Landfill development costs	7,106.0	1.0	(0.1)	8.1	21.5	69.5	(0.6)	7,205.4
Construction-in-progress - landfill	287.9	171.2	—	—	—	(68.8)	—	390.3
Accumulated depletion and amortization	(3,635.9)	(169.1)	—	—	—	—	(0.3)	(3,805.3)
Net investment in landfill land and development costs	$3,925.5	$3.1	$(0.4)	$8.1	$21.5	$(0.5)	$(0.9)	$3,956.4

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the six months ended June 30, 2019 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance Reserves
Balance as of December 31, 2018	$34.3	$1,292.0	$540.2	$423.7
Non-cash additions for asset retirement obligations	—	21.6	—	—
Acquisitions, net of divestitures and other adjustments	—	0.2	—	—
Asset retirement obligation adjustments	—	(0.5)	—	—
Accretion expense	—	40.9	9.6	0.3
Premium written for third-party risk assumed	—	—	—	17.8
Reclassified to ceded insurance reserves	—	—	—	(14.7)
Net adjustments charged to expense	15.9	—	(10.3)	226.1
Payments or usage	(17.1)	(23.8)	(17.8)	(226.0)
Balance as of June 30, 2019	33.1	1,330.4	521.7	427.2
Less: current portion	(33.1)	(76.8)	(65.5)	(162.7)
Long-term portion	$—	$1,253.6	$456.2	$264.5

As of June 30, 2019, accounts receivable were $1,147.0 million, net of allowance for doubtful accounts and other of $33.1 million. As of December 31, 2018, accounts receivable were $1,102.7 million, net of allowance for doubtful accounts and other of $34.3 million.

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2019 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2018	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2019
Land	$443.6	$—	$(0.3)	$7.9	$—	$—	$—	$451.2
Non-depletable landfill land	167.5	—	(0.3)	—	—	—	(1.2)	166.0
Landfill development costs	7,106.0	1.0	(0.1)	8.1	21.5	(0.6)	69.5	7,205.4
Vehicles and equipment	7,377.3	336.7	(126.6)	26.8	—	—	(28.8)	7,585.4
Buildings and improvements	1,279.8	1.0	(2.9)	5.3	0.1	—	15.9	1,299.2
Construction-in- progress - landfill	287.9	171.2	—	—	—	—	(68.8)	390.3
Construction-in- progress - other	89.9	22.1	—	—	—	—	(39.9)	72.1
Total	$16,752.0	$532.0	$(130.2)	$48.1	$21.6	$(0.6)	$(53.3)	$17,169.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2018	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2019
Landfill development costs	$(3,635.9)	$(169.1)	$—	$—	$(0.3)	$—	$(3,805.3)
Vehicles and equipment	(4,571.1)	(291.9)	123.4	0.3	—	23.4	(4,715.9)
Buildings and improvements	(524.9)	(31.0)	1.6	—	—	(0.5)	(554.8)
Total	$(8,731.9)	$(492.0)	$125.0	$0.3	$(0.3)	$22.9	$(9,076.0)

Liquidity and Capital Resources
The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2019 and 2018 (in millions of dollars):

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	$1,135.6	$1,191.0
Cash used in investing activities	$(762.6)	$(606.0)
Cash used in financing activities	$(362.6)	$(631.4)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2019 and 2018 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $22.8 million during the six months ended June 30, 2019, compared to an increase of $2.5 million during the same period in 2018, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $53.0 million during the six months ended June 30, 2019 due to the timing of billings net of collections, compared to a $17.7 million increase in the same period in 2018. As of June 30, 2019, our days sales outstanding were 40.1, or 28.5 days net of deferred revenue, compared to 40.2, or 27.9 days net of deferred revenue, as of June 30, 2018.

•Our prepaid expenses and other assets decreased $101.3 million during the six months ended June 30, 2019, compared to a $48.0 million decrease in the same period in 2018, primarily due to timing of our estimated tax payments.
•Our accounts payable increased $12.8 million during the six months ended June 30, 2019, compared to a $30.7 million increase in the same period in 2018, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $23.8 million during the six months ended June 30, 2019, compared to $22.1 million in the same period in 2018. The increase in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $3.4 million lower during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the timing of obligations.
•Other liabilities decreased during the six months ended June 30, 2019 primarily due to payments associated with our management incentive compensation plan.
Cash paid for interest, excluding net settlements for our interest rate swaps and locks, was $171.1 million and $171.7 million for the six months ended June 30, 2019 and 2018, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2019 and 2018 are summarized below:
•Capital expenditures during the six months ended June 30, 2019 were $588.7 million, compared with $542.1 million for the same period in 2018.
•During the six months ended June 30, 2019 and 2018, we paid $178.9 million and $69.3 million, respectively, for acquisitions and investments.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2019 and 2018 are summarized below:
•Net proceeds from notes payable and long-term debt and senior notes were $90.0 million during the six months ended June 30, 2019, compared to net proceeds of $66.8 million in the same period in 2018.
•During the six months ended June 30, 2019, we repurchased 2.6 million shares of our stock for $202.5 million compared to repurchases of 7.1 million shares for $474.0 million during the same period in 2018.
•Dividends paid were $241.7 million and $227.7 million during the six months ended June 30, 2019 and 2018, respectively.
Financial Condition
Cash and Cash Equivalents
As of June 30, 2019, we had $72.5 million of cash and cash equivalents and $119.2 million of restricted cash deposits and restricted marketable securities, including $30.1 million of restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance related to our final capping, closure and post-closure obligations at our landfills, and $89.1 million of restricted cash and marketable securities related to our insurance obligations.
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
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2019, our EBITDA to interest ratio was 7.43 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.96 compared to the 3.50 maximum allowed by the covenants. As of June 30, 2019, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2019.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Availability under our Credit Facility totaled $1,701.4 million and $1,694.1 million as of June 30, 2019 and December 31, 2018, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of June 30, 2019, we had $170.0 million of borrowings under our Credit Facility, and $159.0 million of borrowings as of December 31, 2018. We had $361.3 million and $379.6 million of letters of credit outstanding under our Credit Facility as of June 30, 2019 and December 31, 2018, respectively.
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin and is subject to facility fees defined in the agreement, regardless of usage. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. We had $89.0 million of borrowings and $33.4 million of borrowings under our Uncommitted Credit Facility as of June 30, 2019 and December 31, 2018, respectively.
Senior Notes and Debentures
In 2018, we issued $800.0 million of 3.950% senior notes due 2028. Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually.
Tax-Exempt Financings
During the second quarter of 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings. As of June 30, 2019, we had $1,066.3 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. As of December 31, 2018, we had $1,036.8 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. Approximately 100% of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket all of our variable rate unsecured tax-exempt bonds.
Finance Leases
We had finance lease liabilities of $107.7 million and $109.5 million as of June 30, 2019 and December 31, 2018, respectively, with maturities ranging from 2019 to 2046.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of June 30, 2019, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet debt or similar obligations, other than short-term operating leases and financial assurances, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported financial position or results of operations. We have not guaranteed any third-party debt.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of June 30, 2019, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $26 million per year. Offsetting these changes in fuel expense would result in changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $25 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in indirect fuel recovery fees from our vendors.
Our fuel costs were $188.9 million during the six months ended June 30, 2019, or 3.7% of revenue, compared to $185.8 million during the comparable period in 2018, or 3.8% of revenue.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. We have previously entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of June 30, 2019, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $18 million.
Revenue from recycling processing and commodity sales during the six months ended June 30, 2019 and 2018 was $144.8 million and $143.8 million, respectively.
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
As of June 30, 2019, we had $1,331.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $16 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information regarding how we manage interest rate risk.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $19 million relating to our outstanding legal proceedings as of June 30, 2019. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $14 million higher than the amount recorded as of June 30, 2019.
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
ITEM 1A. RISK FACTORS.
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes during the six months ended June 30, 2019 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2019:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 1 - 30	278,641	$79.14	278,641	$970,511,293
May 1 - 31	662,103	$83.52	662,103	$915,213,820
June 1 - 30	160,123	$85.06	160,123	$901,594,297
	1,100,867		1,100,867
a.In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2019, less than 0.1 million repurchased shares were pending settlement and an associated $0.9 million was unpaid and included within our other accrued liabilities.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

10.1+*	Offer Letter, dated April 29, 2019, by and between Jon Vander Ark and Republic Services, Inc.

10.2+*	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Jon Vander Ark and Republic Services, Inc.

10.3+*	Offer Letter, dated April 29, 2019, by and between Timothy Stuart and Republic Services, Inc.

10.4+*	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Timothy Stuart and Republic Services, Inc.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	July 25, 2019	By:	/S/ CHARLES F. SERIANNI
Charles F. Serianni
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2019	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)