Form 10-K
period 2019-12-31
REPUBLIC SERVICES, INC.
filed 2020-02-14
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

Commission file number: 1-14267
REPUBLIC SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	65-0716904
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
18500 North Allied WayPhoenix, Arizona	85054 (Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (480) 627-2700
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	RSG	The New York Stock Exchange
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
Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2019, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $27.8 billion.

As of February 7, 2020, the registrant had outstanding 319,062,963 shares of Common Stock (excluding treasury shares of 34,451,735).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I
ITEM 1.BUSINESS
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and environmental services in the United States, as measured by revenue. As of December 31, 2019, we operated facilities in 41 states and Puerto Rico through 340 collection operations, 212 transfer stations, 189 active landfills, 79 recycling processing centers, 7 treatment, recovery and disposal facilities, 15 salt water disposal wells, and 4 deep injection wells. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 130 closed landfills. We were incorporated in Delaware in 1996.
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
The Five Pillars of Our Strategy - Profitable Growth through Differentiation
We believe that our products and services are valuable, and that by developing a superior team and delivering superior products, we can differentiate ourselves from our competitors. Differentiation allows us to attract and retain the best talent, win more customers, increase customer loyalty, and ultimately drive higher revenue and profits. Our strategy of Profitable Growth through Differentiation is built on five key pillars, including (1) market position, (2) operating model, (3) people and talent agenda, (4) customer zeal, and (5) digital platform.
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
Internal Growth
•Volume Growth - We believe waste volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting solid waste and recyclable materials under residential collection contracts with municipalities, exclusive franchise agreements, and small-container and large-container contracts. We also look to enter into long-term disposal and recycling processing contracts with municipalities and other third parties. By obtaining such long-term agreements, we can grow our contracted revenue base at a rate consistent with the underlying economic growth in these markets. In addition, by securing long-term agreements, we are better able to help ensure we earn an appropriate return on the capital deployed.
•Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in vehicles, equipment, landfills, transfer stations and recycling processing centers.
•Expansion of Recycling Capabilities - Based on the most recent U.S. Environmental Protection Agency (EPA) data, we believe approximately 35% of municipal solid waste is recycled, and we expect that percentage to increase over the long-term. While there are examples of communities cancelling their recycling programs, many more have committed to enhance and expand their recycling programs for their residents. We continue to focus on innovative material handling processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an appropriate return. We will continue to look for opportunities to expand or enhance our recycling capabilities in markets where customers are demanding these services and demonstrating a willingness to pay, and we can earn an appropriate return on our investment.
•Infrastructure Development - We seek to identify opportunities to further our position as a vertically integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, transfer stations, landfills and recycling processing centers. Where appropriate, we seek to obtain permits to build transfer stations, recycling processing centers and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Additionally, we seek opportunities to expand and permit new airspace at our existing landfills in order to replace airspace consumed. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.
External Growth
•Acquisitions and Public-Private Partnerships - Our acquisition growth strategy focuses primarily on acquiring privately held solid waste and recycling companies that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately-held companies, including increasing competition in the solid waste industry, increasing capital requirements due to changes in solid waste regulatory requirements and technology and the limited number of exit strategies for privately-held companies. We also evaluate opportunities to acquire operations and facilities that are being divested by other publicly-owned waste companies.
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
We also focus on growth through public-private partnerships, which include the waste and recycling operations and facilities of municipal and other local governments. We believe over time we have an opportunity to acquire operations and facilities from municipalities and other local governments, as they seek to raise capital and/or reduce risk.
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
Fleet Automation
Approximately 76% of our residential routes have been converted to automated single-driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity, decrease emissions and create a safer work environment for our employees. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.

Fleet Conversion to Compressed Natural Gas (CNG)
Approximately 20% of our fleet operates on natural gas. We expect to continue our gradual fleet conversion to CNG as part of our ordinary annual fleet replacement process. We believe a gradual fleet conversion is the most prudent approach to realizing the full value of our previous fleet investments. Approximately 13% of our replacement vehicle purchases during 2019 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2019, we operated 39 CNG fueling stations.
We are also monitoring and influencing a number of alternative fuel technologies, such as electrification, to improve the total cost of ownership of our fleet and reduce our environmental impact through lower fleet emissions.
Standardized Maintenance
Based on an industry trade publication, we operate the eighth largest vocational fleet in the United States. As of December 31, 2019, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	6,900	7.4
Small-container	4,700	6.8
Large-container	4,400	8.6
Total	16,000	7.6
OneFleet, our standardized vehicle maintenance program, enables us to use best practices for fleet management, truck care and maintenance. Through standardization of core functions, we believe we can minimize variability in our maintenance processes, resulting in higher vehicle quality and a lower environmental footprint, while extending the average service life of our fleet. We believe operating a more reliable, greener, safer and more efficient fleet will lower our operating costs. Additionally, our focus on preventative maintenance is improving the reliability of our fleet and enabling us to provide superior service to our customers, differentiating us from our competition. The entire fleet was certified under OneFleet by the second quarter of 2017.
People and Talent Agenda
The goal of our people and talent agenda pillar is to create an environment to attract and retain the best talent. Our people continue to be the most critical component in successfully executing our strategy. We strive to make Republic a desirable place to work for our approximately 36,000 full-time employees by creating learning experiences and programs that develop, train, engage and motivate, as well as compensation and benefits that attract and retain the best workforce. With a focus on safety, employee engagement, learning and talent development, and inclusion and diversity, we aspire to be a company where the best people want to work and are engaged every day.
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. We have a dedicated team of safety professionals at our corporate headquarters and in our field operations, the leader of which reports directly to our Chief Operating Officer. Due to the nature of our industry, we prioritize safety above all else and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 39% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees touch, there are constant reminders for employees to go home in the same condition in which they came to work. Our goal is to ensure every one of our employees returns home safely each night.
Through our Safety Amplified program, we are providing even more tools and driving even greater awareness to help our teams better execute our safety standards. Continual training, multifaceted programs and strategic partnerships are key components of our platform. It’s simple by design and comprised of actions and activities that ensure safety is embedded in all we do. The program includes six initiatives to help us achieve our goal to have zero employee fatalities and reduce our OSHA Total Recordable Incident Rate.
•Focus Together: This is our core safety program created for our frontline employees and designed to help eliminate six types of serious incidents. We recently extended the scope and reach of the program to include all employees across the company.
•Lead Together: This focus area brings best-in-class communication channels to our employees and includes advanced training techniques for all supervisors and managers.

•Partner Together: We're initiating more frequent and higher quality leadership visits and interaction with frontline employees. These visits are designed to pull together leaders from a variety of departments to support the divisions' safety goals.
•Celebrate Together: We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, the National Waste & Recycling Association’s Driver of the Year. Republic drivers have won 70% of the Driver of the Year awards issued for the large truck category since 2009. In addition, our best drivers are recognized and rewarded with competing in our National Road-EO competition.
•Analyze Together: We analyze real-time data to make short- and long-term decisions and identify opportunities for improvement. Examples include analysis of roadway awareness training, data mapping and other employee protection and preparedness insights. With these analytics we will be able to make proactive safety decisions to generate better results.
•Innovate Together: We leverage the latest technologies, including automation, and take a data-driven approach to support our employees. These innovations include rear cameras, in-cab backing alarm systems and event recording systems throughout our fleet. We’re also working with equipment manufacturers to incorporate safety elements such as seat belt alarms, blind spot awareness, lane departure alarms and other potentially lifesaving equipment in our fleet.
We believe our Safety Amplified program will deliver additional positive impacts for our Company and stakeholders including:
1.Further strengthen relationships within the communities we service
2.Enhance customer trust
3.Streamline operational processes and increase productivity
4.Deliver a reputational advantage, including positioning our Company as an employer-of-choice
5.Build and sustain a safety culture in all areas of our business
6.Contribute to employee engagement
Employee Engagement
We believe an engaged and diverse workforce is the greatest indicator of our success. We have found that business units with a highly engaged workforce experience approximately 59% less turnover. Additionally, we know that engaged employees deliver better customer service and are more productive and safe drivers. We measure employee engagement annually through a third party survey and compensate our General Managers on their employee engagement scores. We improved our employee engagement score from 85% in 2018 to 86% in 2019 and continued to outperform industry benchmarks.
Learning and Talent Development
We are committed to developing our employees throughout their careers. Targeted onboarding experiences, including our Driver Training Center, Sales Acceleration, General Manager and Operations Onboarding programs, focus on providing the fundamental skills each employee needs to succeed in his or her role. Our Leadership Trainee program, an 18-month rotational experience for recent college graduates, is another example of our commitment to providing opportunities for growth.
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
Our Leadership Fundamentals program was awarded the 2018 Brandon Hall Group Excellence award for best advance in leadership development. Our Leadership Trainee program has enabled us to place new leaders in key positions in the field and at our Phoenix headquarters. The General Manager Acceleration program is designed to enable its participants to become the next generation of General Managers with a deep knowledge of the business and the skills necessary to build and lead successful teams. Ongoing support for leaders is provided by way of a bi-weekly leadership video-cast that reinforces the concepts from our leadership trainings, challenges employees to continue to apply the key learnings, and offers ongoing tools for addressing the more seasonal aspects of leading throughout the year. Over the last five years, more than 5,200 leaders have completed our Leadership Fundamentals program, creating a common language and toolkit for how we coach and develop employees.
Our leadership programs are the driving force behind our talent engine and are critical to our business strategy. We are developing leaders that are strategically minded and foster an inclusive culture.

Inclusion and Diversity
We strive to create an inclusive and diverse culture where all employees can thrive and feel welcomed and valued. Our Mission of Supporting an Inclusive Culture (M.O.S.A.I.C.) is driven by our office of inclusion and diversity and supported by the M.O.S.A.I.C. Council. Our approach enables us to continue to develop new strategies and activities to create a more inclusive work environment and diverse workforce. Through these efforts, we can leverage our best thinking to improve our culture and better serve our customers. In 2017, the M.O.S.A.I.C. Council launched the Women of Republic business resource group, which was developed to provide a platform to empower members and enrich a diverse culture that values, develops and advances women in leadership. Advancing women in leadership roles will provide greater diversity of thought and perspective which has been proven to drive better decision making.
In 2019, we launched our Veterans, Advocacy, Learning, Outreach and Recruiting (V.A.L.O.R.) business resource group, which is focused on creating an inclusive culture that attracts, retains, develops and values veterans and their families throughout the organization and in our communities. We believe there is no better way to protect our planet than to recruit and hire the heroes who have protected our country. We actively recruit and hire veterans - those transitioning from military life as well as those long discharged from active duty. We value the skills, experience and operational excellence they bring to our organization, as well as their commitment to a better tomorrow. Historically, we have had great success hiring veterans. In 2019, approximately 2,500 veterans served in a variety of roles, ranging from drivers to senior leaders.
In 2020 and beyond, we expect to launch additional business resource groups.
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
•PBS enables us to identify and segment customers’ buying priorities, and attract customers that are willing to pay for enhanced offerings.
•Capture is a cloud-based pricing tool that creates a more professional sales experience, helps realize better pricing levels at the point of sale and provides enhanced controls over the price quoting process.
In response to our customers’ requests, we expanded our suite of products to include electronics recycling with BlueGuard®, universal recycling and All-in-One Office®. For those services that we don’t provide, we fulfill demand through our alliance partnerships while maintaining the customer facing relationship.
To help ensure a consistent customer experience, we invested in our customer service capabilities and consolidated over 100 customer service locations into three Customer Resource Centers. These state-of-the-art facilities and the technology deployed provide our customer service employees with the tools and capabilities they need to provide better levels of service though a variety of communication channels. The state-of-the-art centers enhance the customer experience and provide us a platform to reduce the cost to service our customers.
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
•Our website and mobile app are online account management tools, allowing customers access to their accounts and our services.
•Our e-commerce sales channel allows customers to secure services on a real-time basis, provides capabilities to meet our customer's evolving buying preferences, and provides a lower cost sales channel.

We are also leveraging technology to digitally connect our customers, drivers, dispatchers, supervisors and trucks via our "RISE" dispatch platform and in-cab technology. We are utilizing an agile iterative approach to the development and multi-year roll-out of this technology to ensure durable adoption and an appropriate return on our investment. With the roll-out of this technology we will improve productivity through more real-time routing information and data visualization tools; increase customer connectivity and enable automated service verification communications; and enhance the employee experience by providing better tools and technology designed around how our employees will interact with it.
Corporate Responsibility and Sustainability
At Republic, we believe in the preservation of our Blue Planet® - to support a cleaner, safer and healthier world. We’re passionate about our role as responsible stewards of our nation’s waste. In 2014, we identified five sustainability elements that remain deeply engrained within our business: Safety, People, Operations, Materials Management and Communities. These elements continue to guide our short- and long-term sustainability and business goals.
It was at this time that we also launched our sustainability platform and original sustainability goals. We achieved the three time-bound sustainability goals set in 2014, which included developing two landfill gas-to-energy projects per year by 2018; adding an additional 150,000 tons or more per year of recycling capability by 2018; and reducing absolute fleet emissions by 3% from our direct operational impacts by 2018.
As we grow, so does our opportunity to make a meaningful positive impact on the environment and society. Over the past year the Company undertook a comprehensive approach to the development of additional sustainability goals that build on these past achievements. This included an analysis of global trends, identification of our business model dependencies and engagement with key stakeholders.
In 2019 we unveiled additional, long-term goals that are ambitious by design and address critical global macro-trends as well as our greatest opportunities to create value at scale. Each of them is aligned with one of the Company’s five sustainability elements, and together they are designed to significantly benefit the environment and society while enhancing the foundation and profitability of our business for the long-term.
Our Blue Planet: 2030 Goals
•Safety Amplified: Zero annual employee fatalities and reduce OSHA Total Recordable Incident Rate (TRIR) to 2.0 or less by 2030
•Engaged Workforce: Achieve and maintain employee engagement scores at or above 88 percent by 2030
•Climate Leadership: Reduce absolute Scope 1 and 2 greenhouse gas emissions 35 percent by 2030(1), aligned with SBTi(1)
•Circular Economy: Increase recovery of key materials by 40 percent on a combined basis by 2030(1)
•Regenerative Landfills: Increase biogas sent to beneficial reuse by 50 percent by 2030(1)
•Charitable Giving: Positively impact 20 million people by 2030
Republic is the first U.S. recycling and solid waste services provider to have its emissions reduction target approved by the Science Based Targets Initiative(2). We also aligned our new sustainability goals with the United Nations General Assembly’s Sustainable Development Goals. These include the following United Nations initiatives: (8) Growth, (11) Sustainable Cities and Communities, (12) Responsible Consumption and Production and (13) Climate Action.
In addition to setting new goals in 2019, we increased our level of sustainability disclosure and transparency.
Our Board of Directors’ Sustainability and Corporate Responsibility Committee was created in 2015. This committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risks, including cyber security, environmental and climate related risks and opportunities, and reputational risks. The entire Board conducts a formal comprehensive review of the Company’s performance in these areas on an annual basis.

(1) Data points used 2017 as the baseline year.
(2) SBTi, or Science Based Targets initiative, is a collaboration between CDP, the United Nations Global Compact (UNGC), World Resources Institute (WRI) and the World Wide Fund for Nature (WWF).

Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. The predictability of our free cash flows allows us to efficiently execute our capital allocation strategy, which includes investing in acquisitions and returning a majority of free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa2 by Moody’s Investors Service, Inc. as of December 31, 2019. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2019, our Board of Directors approved an increase in the quarterly dividend to $0.405 per share, which represents an increase of approximately 8% over the prior year. Over the last five years, our dividends have increased at a compounded annual growth rate of 7.7%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. As of December 31, 2019, there was $0.7 billion remaining under our share repurchase authorization. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
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
Management Team
We believe that building and blending a diverse team of strong industry veterans, along with talented people from other industries who bring unique skill sets, will contribute to what we call our Composite Strength. Composite Strength combines the vast, varied experience and capability of both strong waste-industry veterans and talented people from other industries. Additionally, Composite Strength helps ensure the continuity of leadership and preservation of institutional knowledge, while also bringing in skills and new ideas from other companies outside of our industry - many of them from blue chip companies.
Donald W. Slager serves as the Company’s Chief Executive Officer, a position he has held since January 2011. He previously held the role of President and Chief Executive Officer from January 2011 to May 2019, and served as the Company’s President and Chief Operating Officer from the Allied Waste Industries, Inc. (Allied) acquisition in December 2008 until January 2011. Prior to the Allied acquisition, Mr. Slager worked for Allied from 1992 through 2008 and served in various management positions, including President and Chief Operating Officer from 2004 through 2008, and Executive Vice President and Chief Operating Officer from 2003 to 2004. From 2001 to 2003, Mr. Slager served as Senior Vice President, Operations. Mr. Slager held various management positions at Allied from 1992 to 2003, and was previously General Manager at National Waste Services, where he served in various management positions since 1985. Mr. Slager has over 35 years of experience in the solid waste industry. Mr. Slager has been a member of our Board of Directors since June 24, 2010.
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
Jon Vander Ark was named President in May 2019, and is responsible for overseeing the Company’s operations, sales, marketing and business development. Mr. Vander Ark served as the Company’s Executive Vice President, Chief Operating Officer from January 2018 to May 2019. Prior to that, Mr. Vander Ark served as the Company’s Executive Vice President, Operations from March 2016 to January 2018. Mr. Vander Ark joined the Company in January 2013 as Executive Vice President, Chief Marketing Officer. Prior to joining the Company, he served as a partner at McKinsey & Company’s Detroit office, managing clients across a variety of industries, including transportation, logistics, manufacturing and consumer products.
Tim Stuart was named Executive Vice President, Chief Operating Officer in May 2019. Prior to his current role, Mr. Stuart served as Executive Vice President, Operations from January 2016 to May 2019, where he was responsible for maximizing field performance, executing the operating plan, and achieving financial and operational results across the Company. Mr. Stuart previously served as the Company’s East Region President from September 2013 to January 2016. He joined Republic in April 2006 as Director of Operations, and has held a variety of roles with the Company, including Area President, Vice President of Customer Experience, and Region Vice President. Mr. Stuart has over 20 years of experience in the waste industry.
Our local and area management teams have extensive industry experience in growing, operating and managing solid waste and recycling companies and have substantial experience in their local geographic markets. This allows us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. We believe our strong area management teams allow us to effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our area management teams and area presidents have extensive authority and responsibility over operations within their respective geographic markets. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various business units throughout our operations to continue improving our operations and our operating margins.
Integrated Operations
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by controlling waste streams from the point of collection through recycling processing or disposal. During the year ended December 31, 2019, approximately 68% of the total waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling processing centers in markets where diversion of waste is a priority, customers are willing to pay for the service, and we can earn an appropriate return on our investment.
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and environmental services.

Collection Services
We provide residential, small-container, and large-container solid waste collection services through 340 collection operations. In 2019, approximately 75% of our total revenue was derived from our collection business, of which approximately 22% of our total revenue related to residential services, approximately 31% related to small-container services, and approximately 22% related to large-container services.
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
In our small-container business, we supply our customers with waste and recycling containers of varying sizes. We typically perform small-container collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs and the cost of processing or disposal. Our small-container services are typically offered to small business complexes, multi-family housing and strip malls, and include industries such as restaurants, retail, real-estate, and professional and other services.
Our large-container collection business includes both recurring and temporary customer relationships. For the recurring portion, we supply our customers with waste and recycling containers of varying sizes and rent compactors to large waste generators. We typically perform the collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, transportation costs and the cost of disposal. Our recurring large-container services are typically offered to larger facilities, hotels and office buildings, and include industries such as manufacturing, retail, hospitality, professional and other services.
For the temporary portion of our large-container collection business, the majority of the waste relates to construction and demolition activities and is typically event-driven. We provide temporary waste collection services on a contractual basis with terms ranging from a single pickup to one-year or longer.
Transfer Services
We own or operate 212 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 6% of our revenue during 2019. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling processing centers. Transfer stations provide collection operations with a cost effective means to consolidate waste and reduce transportation costs while providing our landfills with an additional gate to extend their geographic reach.
When our own collection operations use our transfer stations, this improves internalization by allowing us to retain fees we would otherwise pay to third-party disposal sites. It also allows us to manage costs associated with waste disposal because: (1) transfer trucks have larger capacities than collection trucks, allowing us to deliver more waste to the landfill or processing center in each trip; (2) waste is accumulated and compacted at strategically located transfer stations to increase efficiency; and (3) we can retain volume by managing the waste to one of our own landfills or processing centers rather than to a competitor’s.
Landfill Services
We own or operate 189 active landfills. Our tipping fees charged to third parties accounted for approximately 13% of our revenue during 2019. As of December 31, 2019, we had 38,494 permitted acres and total available permitted and probable expansion disposal capacity of approximately 5 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are seeking to expand permitted capacity at certain landfills; however, we cannot assure you that all proposed or future expansions will be permitted.

Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides economic and environmental benefits, including reducing air pollution through the capture and use of methane. As of December 31, 2019, we operated 75 landfill gas and renewable energy projects. The majority of these projects were developed and are owned by a third party.
We also have responsibility for 130 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services
We own or operate 79 recycling processing centers. These facilities generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 3% of our revenue during 2019. Approximately 79% of our total recycling processing center volume is fiber based and includes OCC, ONP and other mixed paper. During 2019, we processed and sold 2.2 million tons, excluding glass and organics, from our recycling processing centers. An additional 2.2 million tons were collected by us and delivered to third parties.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $13 million and $13 million, respectively.
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
We continue to invest in proven technologies to control costs and to simplify and streamline recycling for our customers. For example, robotics and advanced sorting equipment, such as disk screens, magnets and optical sorters, identifies and separates different kinds of paper, metals, plastics and other materials to increase efficiency and maximize our recycling efforts.
Environmental Services
In addition to certain of our landfill disposal sites, we own or operate 7 treatment, recovery and disposal facilities, 15 salt water disposal wells and 4 deep injection wells. Environmental services waste is generated from the by-products of oil and natural gas exploration and production activity. Additionally, it is generated by the daily operations of industrial, petrochemical and refining facilities, including maintenance, plant turnarounds and capital projects. We provide these customers with environmentally responsible solutions to manage their waste needs including disposal of non-hazardous solid and liquid waste and in-plant services, such as transportation and logistics. In 2019, approximately 2% of our revenue was derived from environmental services.
Other Services
Other revenue consists primarily of National Accounts revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Competition
We operate in a competitive industry. Competition in the non-hazardous solid waste industry comes from a few other large, national publicly-owned companies, several regional publicly- and privately-owned companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and greater opportunities for tax-exempt financing.
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
Regulation
Our facilities and operations are subject to a variety of federal, state and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, recycling facilities, certain solid waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. EPA and various other federal, state and local authorities administer these regulations.
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
Federal Regulation
The following summarizes the primary federal, environmental, and occupational health and safety-related statutes that affect our facilities and operations:
•The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (RCRA). RCRA establishes a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid waste, and requires states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.
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
•The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site, and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only hazardous wastes, but also can be based upon the existence of small quantities of more than 700 substances characterized by the EPA as hazardous, many of which are found in common household waste. Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment, or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves. In addition, the EPA has established a National Priorities List of sites at which hazardous substances have been, or are threatened to be, released and which require investigation or cleanup.
CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous substances, it is possible that hazardous substances have been deposited or released at landfills or other facilities that we presently or historically have owned or operated, or at properties owned by third parties to which we have transported waste. Therefore, we could be liable under CERCLA for the cost of cleaning up, or protecting against the release of, such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing of hazardous substances at appropriately-licensed facilities. Given the difficulty of obtaining insurance for environmental impairment liability, any such liability could have a material effect on our business, financial condition, results of operations and cash flows.
•The Federal Water Pollution Control Act of 1972 (the Clean Water Act). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Runoff from our landfills and transfer stations that is discharged into surface waters through discrete conveyances must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, to reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities and for runoff from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by that treatment works. In addition, states may adopt groundwater protection programs under the Clean Water Act or the Safe Drinking Water Act that could affect the manner in which our landfills monitor and control their waste management activities. Furthermore, if development at any of our facilities alters or affects wetlands, we may be required to secure permits before such development starts. In these situations, permitting agencies may require mitigation of wetland impacts.
•The Clean Air Act.  The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems along with landfill gas control systems unless emissions are below established thresholds. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. On July 14, 2016, the EPA issued final amendments to its regulations that require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate rule finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions were part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – Regulation of greenhouse gas emissions could impose costs on our operations, the magnitude of which we cannot yet estimate, in this Form 10-K.
In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past several years, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) passenger automobiles and light-duty trucks (collectively, light-duty vehicles); and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For light-duty vehicles, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for light-duty vehicles for model years 2017 through 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal is anticipated in 2020 but may be challenged in court. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. On August 16, 2016, the EPA and the NHTSA jointly issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In issuing the proposed fuel economy standards for heavy-duty trucks (including tractor trailers), the government estimated that the increased equipment cost would be recouped over a period of two years for a tractor/trailer combo, and over a period of 6 years for a garbage truck, and each vehicle would continue to save fuel costs over its operating life.
•The Occupational Safety and Health Act of 1970 (OSHA). This act authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.
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
Liability Insurance and Bonding
The nature of our business exposes us to the possible risk of liabilities arising out of our operations, including damages to the environment, property, employees or the general public. We focus on operating safely and prudently, but occasionally we receive claims, alleging damages, negligence or other wrongdoing in the planning or performance of work, which resulted in harm to the environment, property, employees or the general public. These liabilities can be significant. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. We maintain various policies of insurance that, subject to limitations, exclusions, or deductibles, provide coverage for these types of claims. While we believe the amount of insurance is appropriate for our type of business, we can neither assure you that such insurance would be adequate, in scope or amount, in the event of a major loss, nor that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We also cannot assure you that we would continue to maintain the insurance should market conditions in the insurance industry make such coverage cost prohibitive.
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

ITEM 1A. RISK FACTORS
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. Among other sections of this Form 10-K, the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•general economic and market conditions, including inflation and changes in fuel, interest rates, labor, risk, health insurance and other variable costs that generally are not within our control, and our exposure to credit and counterparty risk;
•fluctuations in prices for recycled commodities that we sell to customers;
•whether our estimates and assumptions concerning our selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, projected costs and expenses related to our landfills and property and equipment, fair values of acquired assets and liabilities assumed in our acquisitions, and labor, fuel rates and economic and inflationary trends, turn out to be correct or appropriate;
•competition and demand for services in the solid waste and recycling industry;
•price increases to our customers, which may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel, and may cause us to lose volume;
•our ability to manage growth and execute our growth strategy;
•our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills;
•the impact on us of our substantial indebtedness, including on our ability to obtain financing on acceptable terms to finance our operations and growth strategy and to operate within the limitations imposed by financing arrangements;
•our ability to retain our investment grade ratings for our debt;
•our dependence on key personnel;
•our dependence on large, long-term collection, transfer and disposal contracts;
•the capital intensive nature of our business, which may consume cash in excess of cash flow from operations;
•exposure to environmental liabilities or remediation requirements, to the extent not adequately covered by insurance, which could result in substantial expenses;
•risks associated with undisclosed liabilities of acquired businesses;
•risks associated with pending and future legal proceedings, including litigation, audits or investigations brought by or before any governmental body;
•severe weather conditions, including those brought about by climate change, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;
•compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;
•safety and operational risks, including the risk of personal injury to our employees or third parties;

•potential increases in our costs if we are required to provide additional funding to any multiemployer pension plan to which we contribute or if a withdrawal event (including our voluntary withdrawal, which we consider from time to time, or the mass withdrawal of all contributing employers from any underfunded multiemployer pension plan) occurs with respect to any such plan;
•the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;
•the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;
•changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;
•the impact of U.S. and international tax laws and regulations on our business;
•risks related to interruptions and breaches of our information technology systems that could adversely affect, or temporarily disable, all or a portion of our operations or have a negative effect on our infrastructure;
•the negative impact that a cyber-security incident could have on our business and our relationships with customers and employees; and
•acts of war, riots or terrorism, including the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States.
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
Weakness in the U.S. economy reduces the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or environmental services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.

The waste industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices or other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies. Competition for collection accounts is typically based on the quality of services, ease of doing business and/or price. Competition for disposal business is primarily based on geographic location, quality of operations, and price. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax revenue and greater opportunities for tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, our collection operations may have difficulty competing effectively. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
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
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $347.9 million in 2019, or 3.4% of revenue, compared to $391.4 million in 2018, or 3.9% of revenue.
To manage our exposure to volatility in fuel prices, we have entered into multiple swap agreements whereby we receive or make payments to counter-parties should the price of fuel vary from a specified amount. During 2018, approximately 6% of our fuel volume purchases were hedged with swap agreements (fuel hedges). All of our fuel hedges settled on or before December 31, 2018 and we did not enter into any new agreements in 2019. Additionally, we are able to collect fuel recovery fees from some customers. At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $26 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $26 million. A substantial rise or drop in fuel costs could materially affect our revenue and cost of operations.
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
Our operations also require the use of products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. Petrochemical prices, and hence our operating and capital costs, may be further affected by regulatory efforts to reduce greenhouse gases from the industries that produce such petrochemicals. We are also susceptible to increases in fuel recovery fees from our vendors.

Fluctuations in prices for recycled commodities that we sell to customers may adversely affect our consolidated financial condition, results of operations and cash flows.
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable materials and resulted in lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. In 2019, approximately 79% of our recycling processing center volume was fiber based and included OCC, ONP and other mixed paper.
Historically, to manage our exposure to fluctuations in prices for recycled commodities, we have entered into multiple hedging arrangements whereby we receive or make payments to counter-parties should the price of recycled commodities vary from a specified amount or range. During 2017, we entered into multiple agreements related to forecasted OCC sales, all of which expired in 2018. We have not entered into any agreements related to forecasted OCC sales since 2017.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $13 million and $13 million, respectively, on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could materially affect our revenue and operating income. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we cannot provide assurance that we will enter into these agreements in the future.
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
We cannot assure you that we will be able to obtain or maintain the permits required for our operations because permits to operate new landfills and transfer stations, or to expand the permitted capacity of existing landfills or increase acceptable volume at transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners, governmental agencies and others may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Such actions could also create risks related to our reputation, which may limit our ability to do business. Responding to these challenges has at times increased our costs and extended the time associated with establishing new landfills and transfer stations and expanding existing landfills. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills or transfer stations or expanding existing landfills. Our failure to obtain the required permits to operate our landfills and transfer stations could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.
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
The provision of waste collection, transfer, disposal, recycling and environmental services, including the operation of landfills, CNG fueling stations, a substantial fleet of trucks and other waste-related assets, involves risks. These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. While we carry insurance to cover many contingencies, and seek to minimize our exposure to these risks through maintenance, training and compliance programs, any substantial losses could have a material adverse effect on our business, results of operations and financial condition.

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
Our business is and will continue to be affected by state or local laws or regulations that restrict the transportation of solid waste across state, county or other jurisdictional lines or that direct the flow of waste to a specified facility or facilities. Such laws and regulations could negatively affect our operations, resulting in declines in landfill volumes and increased costs of alternate disposal.
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
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA is moving ahead administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the U.S. Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are pollutants for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has since finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. The EPA and the NHTSA have finalized such regulations applicable to light-duty vehicles through model year 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal is anticipated in 2020 but may be challenged in court. On August 16, 2016, the EPA and the NHTSA issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. Federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
With regard to greenhouse gas emissions from our landfills, on July 14, 2016, the EPA issued amendments to its regulations that require large landfills that commenced construction, reconstruction or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate action finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions are part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. The Trump Administration proposed to reconsider these rules, but its action has been subject to litigation, which is still pending. If these regulations, or an amended version of them eventually goes into effect, they may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. The application of these or other greenhouse gas regulations to our landfills could have a material adverse effect on our landfill operations and on our consolidated financial condition, results of operations and cash flows.
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
We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a hazardous substance. CERCLA liability also extends to parties who were site owners and operators at the time hazardous substances were disposed, and on persons who arrange for the disposal of such substances at the facility (e.g., generators of the waste and transporters who selected the disposal site). Hundreds of substances are defined as hazardous under CERCLA and their presence, even in minute amounts, can result in substantial liability.
Notwithstanding our efforts to comply with applicable environmental laws, we may have additional liability under environmental laws in excess of our current reserves because, among other things, hazardous substances may be present in waste collected by us or disposed of in our landfills (or in waste collected, transported or disposed of in the past by businesses we have acquired), environmental laws may change, or there may be adverse environmental conditions that develop or were otherwise previously unknown to us. For example, during 2012 through 2014, we recorded an aggregate of approximately $400 million in charges relating to environmental remediation at our closed landfill in Bridgeton, Missouri. Actual costs for liabilities at Bridgeton or other sites could be significantly greater than amounts we have accrued for these purposes. Environmental liabilities in excess of our current reserves could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2019, we had approximately $8.8 billion in principal value of debt and finance leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates and on our ability to successfully integrate acquired operations into our business. The integration of our operations with those of acquired companies may present significant challenges to our management. In addition, competition for acquisition candidates may prevent us from acquiring certain acquisition candidates. Thus, we cannot assure you that:
•desirable acquisition candidates exist or will be identified;
•we will be able to acquire any of the candidates identified;
•we will effectively integrate and manage companies we acquire; or
•any acquisitions will be profitable or accretive to our earnings.
If any of these factors force us to alter our growth strategy, our growth prospects could be adversely affected.
Businesses we acquire may have undisclosed liabilities.
Our due diligence investigations of acquisition candidates may fail to discover certain undisclosed liabilities. If we acquire a company with undisclosed liabilities such as environmental, remediation or contractual liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities by conducting due diligence, by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification, by obtaining representations and warranties insurance and by acquiring only specified assets. However, we cannot assure you that we will be able to obtain indemnification or insurance coverage or that any indemnification or insurance coverage obtained will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.
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
As of December 31, 2019, approximately 24% of our workforce was covered by collective bargaining agreements. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.

Our obligation to fund multiemployer pension plans to which we contribute, or our withdrawal from such plans, may have an adverse effect on us.
We participate in multiemployer pension plans that generally provide retirement benefits to participants of contributing employers. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the PPA) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either critical or endangered as those terms are defined in the PPA. We cannot presently determine the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have a material adverse effect on our results of operations or cash flows for a given period.
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
For additional discussion and detail regarding multiemployer pension plans see Note 12, Employee Benefit Plans, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
The costs of providing for pension benefits and related funding requirements are subject to changes in pension fund values and fluctuating actuarial assumptions, and may have a material adverse effect on our financial condition, results of operations and cash flows.
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
ITEM 2.PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 145,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2019, we operated facilities in 41 states and Puerto Rico through 340 collection operations, 212 transfer stations, 189 active landfills, 79 recycling processing centers, 7 treatment, recovery and disposal facilities, 15 salt water disposal wells and 4 deep injection wells. In the aggregate, our active solid waste landfills total approximately 109,141 acres, including 38,494 permitted acres. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 130 closed landfills. We believe that our property and equipment are adequate for our current needs.
ITEM 3.LEGAL PROCEEDINGS
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $21 million relating to our outstanding legal proceedings as of December 31, 2019. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $15 million higher than the amount recorded as of December 31, 2019.
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
West Contra Costa Sanitary Landfill Matters
The West Contra Costa Sanitary Landfill is a closed landfill formerly operated by West Contra Costa Sanitary Landfill, Inc. (WCCSL). The top deck area of the closed landfill is being utilized for a composting operation. In 2017 and 2018, the California State Water Resources Control Board (Water Board) issued three Notices of Violation alleging that operations at the closed landfill violated stormwater and waste discharge requirements permits. In September 2018, we received a proposed penalty assessment from the Water Board in the amount of $513,400. In November 2019, we received a revised penalty assessment from the Water Board in the amount of $520,500. WCCSL is in discussions concerning resolution of the alleged violations, including the amount of the penalty.
Blue Ridge Landfill Matter
On January 9, 2020, the Texas Commission on Environmental Quality (TCEQ) sent a Proposed Agreed Order (PAO) to Blue Ridge Landfill TX, LP (BRLF). The PAO alleges that BRLF violated certain federal and state air regulations and permit requirements and failed to prevent nuisance odor conditions at our Blue Ridge Landfill in Fresno, Texas. TCEQ has proposed an administrative penalty in the amount of $183,055. BRLF will discuss the proposed ordering provisions, including the amount of the penalty, with TCEQ.
ITEM 4.MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG.
There were 569 holders of record of our common stock at February 7, 2020, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In February 2020, our Board of Directors declared a regular quarterly dividend of $0.405 per share for shareholders of record on April 1, 2020. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2019, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2019:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 1 - 31	227,908	$85.49	227,908	$730,818,572
November 1 - 30	196,225	$85.86	196,225	$713,970,992
December 1 - 31	106,097	$88.48	106,097	$704,583,889
	530,230		530,230
(a)In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2019, there were no repurchased shares pending settlement.
(b)The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2017 authorization.
(c)Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units and performance stock units issued to employees.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2019.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2014 to December 31, 2019 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2014 and that all dividends were reinvested.
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2019
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Republic Services, Inc.
S&P 500 Index
DJ W&DS Index

	Indexed Returns for the Years Ended December 31,
	2014	2015	2016	2017	2018	2019
Republic Services, Inc.	$100.00	$113.22	$150.41	$181.96	$198.05	$250.74
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
DJ W&DS Index	$100.00	$104.19	$126.22	$147.78	$147.95	$199.87

ITEM 6.SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of and for the years ended December 31, 2019 and 2018, in this Form 10-K.
These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Income Data:
Revenue	$10,299.4	$10,040.9	$10,041.5	$9,387.7	$9,115.0
Expenses:
Cost of operations	6,298.4	6,150.0	6,214.6	5,764.0	5,518.6
Depreciation, amortization and depletion	1,040.5	1,033.4	1,036.3	991.1	970.6
Accretion	81.9	80.7	79.8	79.1	79.4
Selling, general and administrative	1,091.9	1,059.5	1,057.4	969.8	983.1
Withdrawal costs - multiemployer pension funds	—	—	1.2	5.6	4.5
Gain on business divestitures and impairments, net	(14.7)	(44.9)	(33.9)	(0.1)	—
Restructuring charges	14.2	26.4	17.6	40.7	—
Operating income	1,787.2	1,735.8	1,668.5	1,537.5	1,558.8
Interest expense	(392.0)	(383.8)	(361.9)	(371.3)	(364.9)
Loss from unconsolidated equity method investments	(112.2)	(35.8)	(27.4)	(6.1)	—
Loss on extinguishment of debt	—	(0.3)	(0.8)	(196.2)	—
Interest income	6.4	1.6	1.0	0.9	0.8
Other income, net	6.4	3.4	2.7	1.1	1.2
Income before income taxes	1,295.8	1,320.9	1,282.1	965.9	1,195.9
Provision for income taxes	222.0	283.3	3.1	352.7	445.5
Net income	1,073.8	1,037.6	1,279.0	613.2	750.4
Net income attributable to non-controlling interests in consolidated subsidiary	(0.5)	(0.7)	(0.6)	(0.6)	(0.5)
Net income attributable to Republic Services, Inc.	$1,073.3	$1,036.9	$1,278.4	$612.6	$749.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$3.34	$3.17	$3.79	$1.79	$2.14
Weighted average common shares outstanding	321.1	326.9	337.1	343.0	350.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$3.33	$3.16	$3.77	$1.78	$2.13
Weighted average common and common equivalent shares outstanding	322.0	328.4	339.0	344.4	351.4
Cash dividends per common share	$1.56	$1.44	$1.33	$1.24	$1.16
Statements of Cash Flows Data:
Cash provided by operating activities	$2,352.1	$2,242.8	$1,910.7	$1,847.8	$1,679.7
Purchases of property and equipment	$1,207.1	$1,071.8	$989.8	$927.8	$945.6
Proceeds from the sale of property and equipment	$21.7	$31.6	$6.1	$9.8	$21.2
Balance Sheet Data:
Cash and cash equivalents	$47.1	$70.5	$83.3	$67.8	$32.4
Restricted cash and marketable securities	$179.4	$108.1	$141.1	$90.5	$100.3
Total assets	$22,683.8	$21,617.0	$21,147.0	$20,629.6	$20,535.9
Total debt	$8,688.5	$8,337.5	$8,187.4	$7,658.9	$7,532.9
Total stockholders' equity	$8,120.9	$7,929.5	$7,961.1	$7,693.7	$7,776.6

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In March 2019, the SEC amended its rules to modernize and simplify certain reporting requirements for public companies. As part of this change, registrants may exclude discussion of the earliest of the three years in Management’s Discussion and Analysis (MD&A). For further discussion regarding our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and environmental services in the United States, as measured by revenue. As of December 31, 2019, we operated facilities in 41 states and Puerto Rico through 340 collection operations, 212 transfer stations, 189 active landfills, 79 recycling processing centers, 7 treatment, recovery and disposal facilities, 15 salt water disposal wells, and 4 deep injection wells. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 130 closed landfills.
Revenue for the year ended December 31, 2019 increased by 2.6% to $10,299.4 million compared to $10,040.9 million for the same period in 2018. This change in revenue is due to increases in total price, including fuel recovery fees, of 2.8% and acquisitions, net of divestitures of 0.8%, partially offset by the impact of decreased volumes of (0.4)%, environmental services of (0.3)%, and recycling processing and commodity sales of (0.3)%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	2019		2018
Revenue	$10,299.4	100.0%	$10,040.9	100.0%
Expenses:
Cost of operations	6,298.4	61.2	6,150.0	61.2
Depreciation, amortization and depletion of property and equipment	985.8	9.6	969.1	9.6
Amortization of other intangible assets	20.4	0.2	56.4	0.6
Amortization of other assets	34.3	0.3	7.9	0.1
Accretion	81.9	0.8	80.7	0.8
Selling, general and administrative	1,091.9	10.6	1,059.5	10.5
Gain on business divestitures and impairments, net	(14.7)	(0.1)	(44.9)	(0.4)
Restructuring charges	14.2	0.1	26.4	0.3
Operating income	$1,787.2	17.3%	$1,735.8	17.3%
Our pre-tax income was $1,295.8 million for the year ended December 31, 2019, compared to $1,320.9 million in 2018. Our net income attributable to Republic Services, Inc. was $1,073.3 million, or $3.33 per diluted share for 2019, compared to $1,036.9 million, or $3.16 per diluted share, for 2018.

During 2019 and 2018, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Cost of Operations, Selling, General and Administrative Expenses and Income Taxes discussions contained in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$1,295.8	$1,073.3	$3.33	$1,320.9	$1,036.9	$3.16
Restructuring charges	14.2	10.4	0.03	26.4	19.4	0.07
Loss on extinguishment of debt (2)	—	—	—	0.3	0.2	—
Gain on disposition of assets and asset impairments, net	(14.7)	(8.7)	(0.03)	(44.9)	(24.7)	(0.08)
Acquisition integration and deal costs	6.6	4.9	0.02	—	—	—
Fire-damage related costs	7.7	5.7	0.02	—	—	—
Incremental contract startup costs - large municipal contract (1)	0.7	0.5	—	5.7	4.2	0.01
Adoption of the Tax Act (2)	—	—	—	—	0.3	—
Bridgeton insurance recovery, net	(14.4)	(11.0)	(0.03)	(28.0)	(21.4)	(0.07)
Total adjustments	0.1	1.8	0.01	(40.5)	(22.0)	(0.07)
As adjusted	$1,295.9	$1,075.1	$3.34	$1,280.4	$1,014.9	$3.09
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2019.
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
Restructuring charges. In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and the closure of certain office locations. During 2019, we incurred restructuring charges of $14.2 million that primarily related to the redesign of our back-office software systems. During 2018, we incurred restructuring charges of $26.4 million, that primarily consisted of severance and other employee termination benefits and the closure of offices with non-cancelable terms. We paid $10.6 million and $24.7 million during 2019 and 2018, respectively, related to these restructuring efforts.
In 2020, we expect to incur additional restructuring charges of approximately $15 million primarily related to the redesign of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.
Loss on extinguishment of debt. During 2019, we did not incur any non-cash losses on the early extinguishment of debt. During 2018, we incurred a $0.3 million loss on the extinguishment of certain financing arrangements.
Gain on disposition of assets and asset impairments, net. During 2019 and 2018, we recorded a net gain on disposition of assets and asset impairments related to business divestitures of $14.7 million and $44.9 million, respectively.
Acquisition integration and deal costs. Although our business regularly incurs costs related to acquisitions, we specifically identify in the table above integration and deal costs of $6.6 million incurred during 2019. We do this because of the magnitude of the costs associated with particular acquisition activity during 2019.
Fire-damage related costs. During the three months ended December 31, 2019, certain of our owned and operated facilities in our Group 1 segment were impacted by separate fire-related events. Although our business may incur fire-related damage to our leased or owned property, plant and equipment from time to time, we specifically identify in the table above fire-damage related costs of $7.7 million incurred during 2019. We do this because of the magnitude of the costs incurred associated with these fires during 2019.
Incremental contract start-up costs - large municipal contract. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2019 or 2018). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they were incurred. During 2019 and 2018, we incurred costs of $0.7 million and $5.7 million, respectively, related to the implementation of this large municipal contract. These costs did not meet the capitalization criteria prescribed by the new revenue recognition standard.
Adoption of the Tax Act. The Tax Act was enacted on December 22, 2017. Among other things, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. During 2018, we adjusted the provisional amounts recorded as of December 31, 2017 for the one-time transition tax, deferred taxes and uncertain tax positions. These adjustments increased our tax provision by $0.3 million.
Bridgeton insurance recovery, net. During 2019 and 2018, we collected insurance recoveries of $24.0 million and $40.0 million, respectively, related to our closed Bridgeton Landfill in Missouri, which we recognized as a reduction of remediation expenses in our cost of operations. In addition, we incurred $9.6 million and $12.0 million, respectively, of incremental costs attributable to the Bridgeton insurance recoveries.
Recent Developments
2020 Financial Guidance
In 2020, we will continue to focus on managing the controllable aspects of our business by enhancing the quality of our revenue, investing in profitable growth opportunities and reducing costs. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improve return on invested capital. We are committed to an efficient capital structure, maintaining our investment grade credit ratings and increasing cash returned to our shareholders.
Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2020. Specific guidance follows:
Revenue
We expect 2020 revenue to increase by approximately 4.25 to 5.00% comprised of the following:

Increase (Decrease)
Average yield	3.0%
Volume	0.75 to 1.0
Environmental services	(0.25) to 0.0
Fuel recovery fees	-
Recycling processing and commodity sales	(0.25) to 0.0
Acquisitions / divestitures, net	1.0
Total change	4.25 to 5.00%
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

Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2020 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2019. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2020	(Actual) Year Ended December 31, 2019
Diluted earnings per share	$ 3.44 to 3.49	$3.33
Withdrawal costs - multiemployer pension funds	0.01	—
Restructuring charges	0.03	0.03
Gain on business divestitures and impairments, net	—	(0.03)
Acquisition integration and deal costs	—	0.02
Fire-damage related costs	—	0.02
Incremental contract startup costs (1)	—	—
Bridgeton insurance recovery, net	—	(0.03)
Adjusted diluted earnings per share	$ 3.48 to 3.53	$3.34
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2019.
The 2020 anticipated adjusted diluted earnings per share assumes an effective tax rate of approximately 21% and an approximately $110 million charge related to solar energy investments that qualify for tax credits. The charge will be recorded as a loss from unconsolidated equity method investments.
We believe that the presentation of adjusted diluted earnings per share, which excludes restructuring charges, (gain) loss on business divestitures and impairments, net, acquisition integration and deal costs, fire damage related costs, incremental contract startup costs, and certain insurance recoveries provides an understanding of operational activities before the financial effect of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Results of Operations
Revenue
We generate revenue primarily from our solid waste collection operations. Our remaining revenue is from other services, including transfer station, landfill disposal, recycling, and environmental services. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling processing facilities generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental services consists mainly of fees we charge for disposal of non-hazardous solid and liquid waste and in-plant services, such as transportation and logistics. Environmental services waste is generated from the by-product of oil and natural gas exploration and production activity. Additionally, it is generated by the daily operations of industrial, petrochemical and refining facilities, including maintenance, plant turnarounds and capital projects. Other revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the years ended December 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	2019		2018
Collection:
Residential	$2,271.9	22.1%	$2,236.5	22.3%
Small-container	3,170.0	30.8	3,059.1	30.5
Large-container	2,249.6	21.8	2,184.7	21.8
Other	46.1	0.4	43.8	0.4
Total collection	7,737.6	75.1	7,524.1	75.0
Transfer	1,318.6		1,244.9
Less: intercompany	(748.0)		(713.8)
Transfer, net	570.6	5.5	531.1	5.3
Landfill	2,328.8		2,291.7
Less: intercompany	(1,028.7)		(1,020.8)
Landfill, net	1,300.1	12.6	1,270.9	12.6
Environmental services	191.8	1.9	194.7	1.9
Other:
Recycling processing and commodity sales	273.2	2.7	297.8	3.0
Other non-core	226.1	2.2	222.3	2.2
Total other	499.3	4.9	520.1	5.2
Total revenue	$10,299.4	100.0%	$10,040.9	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2019 and 2018:

	2019	2018
Average yield	2.8%	2.4%
Fuel recovery fees	—	0.6
Total price	2.8	3.0
Volume	(0.4)	0.4
Recycled commodities	(0.3)	(1.1)
Environmental Services	(0.3)	0.2
Total internal growth	1.8	2.5
Acquisitions / divestitures, net	0.8	1.5
Subtotal	2.6	4.0
Adoption of the new revenue recognition standard	—	(4.0)
Total	2.6%	—%

Core price	4.7%	3.9%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.9% and 2.5% 2019 and 2018, respectively. Core price as a percentage of related-business revenue was 5.0% and 4.2% for 2019 and 2018, respectively.
During 2019, we experienced the following changes in our revenue as compared to 2018:
•Average yield increased revenue by 2.8% due to positive pricing in all lines of business.

•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue due to an increase in the total revenue subject to the fuel recovery fees. This increase was entirely offset by a decrease in fuel prices during 2019, compared to the same period in 2018.
•Volume decreased revenue by (0.4)% primarily due to declines in our residential and small-container collection lines of business. The volume declines in our collection lines of business were primarily due to certain non-regrettable losses during the year ended December 31, 2019 as compared to the same period in 2018. The volume decrease was partially offset by volume growth in our landfill and transfer station lines of business. The volume increase in our landfill line of business is primarily attributable to increased construction and demolition and solid waste volumes, which was partially offset by a decline in special waste volume.
•Recycling processing and commodity sales decreased revenue by (0.3)% primarily due to a decline in recycled commodity prices as compared to the same period in 2018. The average price for recycled commodities, excluding glass and organics for 2019 was $77 per ton compared to $104 per ton for 2018. During 2019 and 2018, 2.2 million and 2.4 million tons, excluding glass and organics, respectively, were sold after being processed in our recycling processing centers.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $13 million and $13 million, respectively.
•Environmental services revenue decreased by (0.3)% primarily due to a decline in upstream exploration and production drilling activity and increased competition in the Permian Basin.
•Acquisitions, net of divestitures, increased revenue by 0.8% due to our continued growth strategy of acquiring privately held solid waste, recycling and environmental services companies that complement our existing business platform.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal fees and taxes, consisting of landfill taxes, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which include insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the years ended December 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	2019		2018
Labor and related benefits	$2,202.4	21.4%	$2,144.3	21.3%
Transfer and disposal costs	841.7	8.2	829.3	8.3
Maintenance and repairs	1,006.2	9.8	986.6	9.8
Transportation and subcontract costs	674.9	6.5	647.6	6.4
Fuel	347.9	3.4	391.4	3.9
Disposal fees and taxes	325.7	3.2	322.0	3.2
Landfill operating costs	244.7	2.4	241.6	2.4
Risk management	230.7	2.2	217.9	2.2
Other	440.6	4.2	409.3	4.1
Subtotal	6,314.8	61.3	6,190.0	61.6
Fire-damage related costs	7.6	0.1	—	—
Bridgeton insurance recovery	(24.0)	(0.2)	(40.0)	(0.4)
Total cost of operations	$6,298.4	61.2%	$6,150.0	61.2%

These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our cost of operations by cost component to that of other companies.
Our cost of operations increased in aggregate dollars for the year ended December 31, 2019 compared to the same period in 2018 as a result of the following:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases along with additional headcount attributable to acquisition-related growth.
•Transfer and disposal costs increased in aggregate dollars primarily due to an increase in third party disposal rates and volumes disposed at third party facilities. During both the years ended December 31, 2019 and 2018, approximately 68% of the total waste volume we collected was disposed at landfill sites that we own or operate (internalization).
•Maintenance and repairs expense remained relatively consistent year over year as a percentage of revenue.
•Transportation and subcontract costs increased primarily due to increased third party transportation rates and acquisition related activity.
•Fuel costs decreased due to a decline in both fuel prices and collection volumes as well as compressed natural gas (CNG) tax credits that were enacted in December 2019, retroactively effective to January 2018, and recognized during the three months ended December 31, 2019. The national average cost per gallon for diesel fuel in 2019 was $3.06 compared to $3.18 for 2018.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $26 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $26 million per year.
•Landfill operating expenses increased in aggregate dollars due to increased leachate treatment, transportation and disposal costs, partially offset by certain favorable remediation adjustments.
•Risk management expenses increased primarily due to an increase in premiums for our current year programs in part due to our acquisition-related activity.
•Other costs of operations increased during 2019 primarily due to an increase in occupancy and facility costs. In addition, we recognized a gain on the sale of one of our operating facilities in 2018, which did not recur in 2019.
•During the three months ended December 31, 2019, we recognized $7.6 million of fire-related damage costs in our cost of operations that resulted from damage to our leased or owned property, plant and equipment in our Group 1 segment.
•During 2019 and 2018, we collected favorable insurance recoveries of $24.0 million and $40.0 million, respectively, related to our closed Bridgeton Landfill. As such, we recorded a reduction of remediation expenses in our consolidated statements of income for the applicable periods.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	2019		2018
Depreciation and amortization of property and equipment	$652.8	6.4%	$643.5	6.4%
Landfill depletion and amortization	333.0	3.2	325.6	3.2
Depreciation, amortization and depletion expense	$985.8	9.6%	$969.1	9.6%
Depreciation and amortization of property and equipment increased in aggregate dollars primarily due to additional assets acquired with our acquisitions, partially offset by the full depreciation of certain assets recognized in our 2008 acquisition of Allied Waste Industries, Inc.
Landfill depletion and amortization increased due to higher landfill disposal volumes primarily driven by increased construction and demolition and solid waste volumes coupled with an overall increase in our average depletion rate per ton.

Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $20.4 million and $56.4 million for the years ended December 31, 2019 and 2018, respectively, or 0.2% of revenue for 2019 and 0.6% for 2018. Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Amortization expense decreased primarily due to the full amortization of certain intangible assets recognized in our 2008 acquisition of Allied Waste Industries, Inc, partially offset by additional assets acquired in 2019.
Amortization of Other Assets
Expenses for amortization of other assets were $34.3 million, or 0.3% of revenue, for the year ended December 31, 2019, compared to $7.9 million, or 0.1% of revenue, for the same period in 2018. Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Effective January 1, 2019, we adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) on a prospective basis. During the year ended December 31, 2018, we recognized $20.2 million of amortization related to the prepayment of fees as selling, general and administrative expenses. During 2019, we recognized $23.8 million of amortization related to the prepayment of similar fees in amortization of other assets.
Accretion Expense
Accretion expense was $81.9 million and $80.7 million, or 0.8% of revenue, for the years ended December 31, 2019 and 2018, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2019 and 2018 (in millions of dollars and as a percentage of revenue):

	2019		2018
Salaries	$742.3	7.2%	$702.2	7.0%
Provision for doubtful accounts	34.0	0.3	34.8	0.3
Other	299.7	2.9	310.5	3.1
Subtotal	1,076.0	10.4	1,047.5	10.4
Acquisition integration and deal costs	6.3	0.1	—	—
Bridgeton insurance recovery related costs	9.6	0.1	12.0	0.1
Total selling, general and administrative expenses	$1,091.9	10.6%	$1,059.5	10.5%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during 2019 as compared to 2018 are summarized below:
•Salaries increased primarily due to higher incentive pay and wages, benefits, and other payroll related items resulting from annual merit increases, excluding the $9.6 million of incremental costs we incurred attributable to the Bridgeton Landfill insurance recovery.
•Other selling, general, and administrative expenses decreased primarily due to our adoption of ASU 2018-15. During the year ended December 31, 2018, we recognized $20.2 million of amortization related to the prepayment of certain fees as selling, general, and administrative expenses. The amortization for prepayments of similar fees was recognized as amortization of other assets during 2019. The decrease was partially offset by unfavorable legal settlements and consulting fees.

•During 2019, we recognized $6.3 million of acquisition integration and deal costs as selling, general, and administrative expenses.
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
During 2019 and 2018, we recorded a net gain on business divestitures, net of asset impairments of $14.7 million and $44.9 million, respectively.
Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and the closure of certain office locations. During 2019, we incurred restructuring charges of $14.2 million that primarily related to the redesign of our back-office software systems. During 2018, we incurred restructuring charges of $26.4 million, that primarily consisted of severance and other employee termination benefits and the closure of offices with non-cancelable terms. We paid $10.6 million and $24.7 million during 2019 and 2018, respectively, related to these restructuring efforts.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions (in millions of dollars):

	2019	2018
Interest expense on debt	$350.4	$349.4
Non-cash interest	48.8	41.2
Less: capitalized interest	(7.2)	(6.8)
Total interest expense	$392.0	$383.8
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
Total interest expense for 2019 increased compared to 2018 primarily due to the increase in variable lease payments made in accordance with certain of our finance leases. During 2019 and 2018, cash paid for interest, excluding net swap settlements for our fixed to floating interest rate swaps, was $346.8 million and $351.0 million, respectively.
Loss on Extinguishment of Debt
During 2019, we incurred no non-cash loss on the early extinguishment of debt. During 2018, we incurred a $0.3 million loss on the extinguishment of certain financing arrangements.
Income Taxes
Our provision for income taxes was $222.0 million and $283.3 million for 2019 and 2018, respectively. Our effective income tax rate was 17.1% and 21.5% for 2019 and 2018, respectively. We made income tax payments (net of refunds) of approximately $31 million and $210 million for 2019 and 2018, respectively. Cash paid for income taxes (net of refunds) for 2019 was favorably affected by 100% equipment deductions and tax credits related to our investment in solar energy assets.

During 2019, we acquired non-controlling interests in limited liability companies established to construct solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investments in the Loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges, of the notes to our consolidated financial statements in Item 8 of this Form 10-K. Our 2019 tax provision reflects a benefit of approximately $84 million due to the tax credits related to these investments. In addition, our 2019 tax provision was reduced by $13.4 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2018 tax returns and also reduced by $12.3 million due to excess tax benefits related to stock compensation.
Our 2018 tax provision was reduced by $12.1 million due to excess tax benefits, approximately $50 million related to the tax credits from our non-controlling interests in limited liability companies established to construct solar energy assets, and approximately $6 million due to the realization of tax credits and lower state rates due to changes in estimates following the completion of our 2017 tax returns.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $111 million available as of December 31, 2019. These state net operating loss carryforwards expire at various times between 2019 and 2039. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2019, we have provided a valuation allowance of approximately $67 million.
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
Summarized financial information concerning our reportable segments for the years ended December 31, 2019 and 2018 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain (Loss) on Disposition of Assets and Impairments, Net	Operating Income (Loss)	Operating Margin
2019:
Group 1	$5,001.9	$506.0	$(12.2)	$493.8	$—	$1,234.6	24.7%
Group 2	5,142.5	525.2	(21.5)	503.7	—	961.4	18.7%
Corporate entities	155.0	102.1	22.8	124.9	14.7	(408.8)
Total	$10,299.4	$1,133.3	$(10.9)	$1,122.4	$14.7	$1,787.2	17.4%
2018:
Group 1	$4,812.0	$500.4	$(15.5)	$484.9	$—	$1,156.9	24.0%
Group 2	5,071.0	511.5	(17.8)	493.7	—	938.5	18.5%
Corporate entities	157.9	115.4	20.1	135.5	44.9	(359.6)
Total	$10,040.9	$1,127.3	$(13.2)	$1,114.1	$44.9	$1,735.8	17.3%
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

Significant changes in the revenue and operating margins of our reportable segments for 2019 compared to 2018 are discussed below.
Group 1
Revenue for 2019 increased 3.9% from 2018 primarily due to an increase in average yield in all lines of business and increased volumes in our collection and transfer station lines of business. These increases were partially offset by volume declines in our landfill line of business, primarily attributable to special waste volumes.
Operating income for Group 1 increased from $1,156.9 million for 2018, or a 24.0% operating margin, to $1,234.6 million for 2019, or a 24.7% operating margin. The following cost categories impacted our operating income margin:
•Cost of operations favorably impacted operating income margin during 2019, primarily due to a decrease in labor and related benefits, maintenance and repairs expenses, and fuel costs as a result of CNG tax credits that were enacted in December 2019 and retroactively effective to January 2018, offset by an increase in transportation and subcontract costs and landfill operating expenses.
•Landfill depletion and amortization favorably impacted operating income margin during 2019, primarily due to a decline in overall landfill volumes. The decrease was partially offset by an increase in our overall depletion rate and favorable amortization adjustments related to our asset retirement obligations during 2018 compared to the adjustments recognized in 2019.
Group 2
Revenue for 2019 increased 1.4% from 2018 primarily due to positive pricing in all lines of business and an increase in volume in our landfill line of business, which was partially offset by volume declines in our collection and transfer station lines of business.
Operating income for Group 2 increased from $938.5 million for 2018, or a 18.5% operating margin, to $961.4 million for 2019, or an 18.7% operating margin. The following cost categories impacted our operating income margin:
•Cost of operations favorably impacted operating income margin during 2019, primarily due to declines in our transfer and disposal costs and fuel costs as a result of CNG tax credits that were enacted in December 2019 and retroactively effective to January 2018, partially offset by an increase in landfill operating expenses.
•Landfill depletion and amortization unfavorably impacted operating income margin during 2019, primarily due to an increase in our overall average depletion rate, partially offset by favorable amortization adjustments to our asset retirement obligations during 2019 compared to the adjustments recognized in 2018.
Corporate Entities
Operating loss in our Corporate Entities increased from $359.6 million for 2018 to $408.8 million for 2019. The operating loss for 2019 was unfavorably impacted by a lower gain on the disposition of assets in 2019 as compared to the same period in 2018. Additionally, we collected an insurance recovery of $24.0 million related to our closed Bridgeton Landfill during 2019, as compared to the insurance recovery $40.0 million recognized in the same period in 2018. These recoveries were offset by $9.6 million and $12.0 million, respectfully, of incremental costs attributable to the recoveries.
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
Available Airspace
As of December 31, 2019 and 2018 we owned or operated 189 and 190 active solid waste landfills, respectively, with total available disposal capacity estimated to be 5.0 billion and 5.1 billion in-place cubic yards, respectively. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2018	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2019
Cubic yards (in millions):
Permitted airspace	4,736.8	—	—	35.0	(81.5)	(17.3)	4,673.0
Probable expansion airspace	341.2	6.7	—	(18.1)	—	(8.1)	321.7
Total cubic yards (in millions)	5,078.0	6.7	—	16.9	(81.5)	(25.4)	4,994.7
Number of sites:
Permitted airspace	190		—	(1)			189
Probable expansion airspace	12	2		(2)			12

	Balance as of December 31, 2017	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2018
Cubic yards (in millions):
Permitted airspace	4,735.7	—	4.8	85.1	(83.2)	(5.6)	4,736.8
Probable expansion airspace	350.3	57.3	—	(66.4)	—	—	341.2
Total cubic yards (in millions)	5,086.0	57.3	4.8	18.7	(83.2)	(5.6)	5,078.0
Number of sites:
Permitted airspace	195		—	(5)			190
Probable expansion airspace	11	5		(4)			12
Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, of the notes to our consolidated financial statements in Item 8 of this Form 10-K for further information. Also see our Critical Accounting Judgments and Estimates section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2019, 12 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 12 landfills have an estimated remaining average site life of 57 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 62 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2019:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	11	—	11	5.8%
6 to 10 years	20	—	20	10.6
11 to 20 years	30	2	32	16.9
21 to 40 years	50	3	53	28.0
41+ years	66	7	73	38.7
Total	177	12	189	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2019, accrued final capping, closure and post-closure costs were $1,335.6 million, of which $75.8 million were current and $1,259.8 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
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
During 2019 and 2018, we collected insurance recoveries of $24.0 million and $40.0 million, respectively, related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations during the years ended December 31, 2019 and 2018.
For a description of our significant remediation matters, see Note 8, Landfill and Environmental Costs, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
Investment in Landfills
As of December 31, 2019, we expect to spend an estimated additional $9.5 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $13.4 billion, or $2.68 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2019 (in millions):

	Balance as of December 31, 2019	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$170.5	$—	$170.5
Landfill development costs	7,474.7	9,494.3	16,969.0
Construction-in-progress - landfill	366.8	—	366.8
Accumulated depletion and amortization	(3,968.6)	—	(3,968.6)
Net investment in landfill land and development costs	$4,043.4	$9,494.3	$13,537.7

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2019 and 2018:

	2019	2018
Number of landfills owned or operated	189	190
Net investment, excluding non-depletable land (in millions)	$3,872.9	$3,758.0
Total estimated available disposal capacity (in millions of cubic yards)	4,994.7	5,078.0
Net investment per cubic yard	$0.78	$0.74
Landfill depletion and amortization expense (in millions)	$333.0	$325.6
Accretion expense (in millions)	81.9	80.7
	414.9	406.3
Airspace consumed (in millions of cubic yards)	81.5	83.2
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$5.09	$4.88
During 2019 and 2018, our average compaction rate was approximately 2,000 pounds per cubic yard based on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2019 and 2018 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2018	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2019
Land	$443.6	$2.6	$(1.9)	$3.8	$—	$—	$0.2	$448.3
Non-depletable landfill land	167.5	5.0	(2.1)	0.4	—	—	(0.3)	170.5
Landfill development costs	7,106.0	2.9	(0.1)	8.6	43.5	(4.9)	318.7	7,474.7
Vehicles and equipment (1)	7,377.3	679.2	(400.2)	109.9	—	—	(0.2)	7,766.0
Buildings and improvements	1,279.8	15.1	(10.1)	1.1	1.3	—	55.4	1,342.6
Construction-in-progress - landfill	287.9	399.2	—	—	—	—	(320.3)	366.8
Construction-in-progress - other (1)	89.9	113.6	—	—	—	—	(115.8)	87.7
Total	$16,752.0	$1,217.6	$(414.4)	$123.8	$44.8	$(4.9)	$(62.3)	$17,656.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2018	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2019
Landfill development costs	$(3,635.9)	$(343.9)	$—	$—	$11.2	$—	$(3,968.6)
Vehicles and equipment (1)	(4,571.1)	(592.9)	390.7	18.2	—	26.9	(4,728.2)
Buildings and improvements	(524.9)	(62.3)	7.7	3.6	—	(0.4)	(576.3)
Total	$(8,731.9)	$(999.1)	$398.4	$21.8	$11.2	$26.5	$(9,273.1)
(1) In accordance with our adoption of ASU 2018-15, capitalized implementation costs for cloud-based hosting arrangements were transferred out of property and equipment, net and are now presented as a component of other assets on our consolidated balance sheets as of December 31, 2019.

	Gross Property and Equipment
	Balance as of December 31, 2017	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2018
Land	$433.2	$3.6	$(3.5)	$10.7	$—	$—	$(0.4)	$443.6
Non-depletable landfill land	166.9	0.2	(0.7)	(0.1)	—	—	1.2	167.5
Landfill development costs	6,757.3	4.8	—	15.4	43.5	(17.5)	302.5	7,106.0
Vehicles and equipment	6,954.3	665.0	(274.6)	0.3	—	—	32.3	7,377.3
Buildings and improvements	1,221.5	17.4	(4.4)	5.7	0.1	—	39.5	1,279.8
Construction-in-progress - landfill	233.2	356.4	—	—	—	—	(301.7)	287.9
Construction-in-progress - other	55.7	111.6	—	0.2	—	—	(77.6)	89.9
Total	$15,822.1	$1,159.0	$(283.2)	$32.2	$43.6	$(17.5)	$(4.2)	$16,752.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2017	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2018
Landfill development costs	$(3,317.3)	$(338.8)	$—	$7.0	$13.2	$—	$(3,635.9)
Vehicles and equipment	(4,259.7)	(591.5)	267.3	12.8	—	—	(4,571.1)
Buildings and improvements	(467.7)	(61.0)	2.4	1.4	—	—	(524.9)
Total	$(8,044.7)	$(991.3)	$269.7	$21.2	$13.2	$—	$(8,731.9)

Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of December 31:

	2019	2018
Cash and cash equivalents	$47.1	$70.5
Restricted cash and marketable securities	179.4	108.1
Less: restricted marketable securities	(49.1)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$177.4	$133.3
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills, restricted cash and marketable securities related to our insurance obligations, and restricted cash related to a payment for a certain maturing tax-exempt financing.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2019	2018
Payment for maturing tax-exempt financing	$49.4	$—
Capping, closure and post-closure obligations	30.6	29.5
Insurance	99.4	78.6
Total restricted cash and marketable securities	$179.4	$108.1

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
Summary of Cash Flow Activity
The major components of changes in cash flows for 2019 and 2018 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2019 and 2018 (in millions of dollars):

	2019	2018
Net cash provided by operating activities	$2,352.1	$2,242.8
Net cash used in investing activities	$(1,719.0)	$(1,229.1)
Net cash used in financing activities	$(589.0)	$(1,059.5)
Cash Flows Provided by Operating Activities
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $227.6 million in 2019, compared to a decrease of $216.3 million in 2018, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $38.3 million during 2019 primarily due to growth in our revenue, compared to a $29.6 million increase in 2018. As of December 31, 2019, our days sales outstanding were 39.8, or 27.9 days net of deferred revenue, compared to 39.7, or 27.5 days net of deferred revenue, as of December 31, 2018.
•Our prepaid expenses and other assets increased $109.7 million in 2019 compared to an increase of $152.5 million in 2018, primarily due to the timing of our estimated tax payments. Cash paid for income taxes (net of refunds) was approximately $31 million and $210 million for 2019 and 2018, respectively. Cash paid for income taxes (net of refunds) for 2019 was favorably affected by 100% equipment deductions, primarily attributable to capital expenditures and acquisition-related activity during the year, and tax credits related to our investments in solar energy assets. Income taxes paid (net of refunds) in 2018 was favorably affected by the Tax Act and tax credits related to our investments in solar energy assets.
•Our accounts payable increased $6.4 million during 2019 compared to an increase of $85.9 million during 2018, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $6.3 million higher during 2019 compared to 2018. The increase in cash paid for capping, closure and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $0.3 million higher during 2019 compared to 2018 primarily due to the timing of obligations.
In addition, cash paid for interest was $346.8 million and $351.0 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2019 and 2018, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.

Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2019 and 2018 are summarized below:
•Capital expenditures during 2019 were $1,207.1 million as compared to $1,071.8 million for 2018. During 2019, we entered into finance leases with future lease liabilities of $15.9 million, including finance leases acquired in business combination acquisitions.
•Proceeds from sales of property and equipment during 2019 were $21.7 million as compared to $31.6 million for 2018.
•During 2019 and 2018, we used $575.1 million and $277.3 million, respectively, for acquisitions and investments, net of cash acquired. During 2019 and 2018, we received $42.8 million and $89.2 million for business divestitures, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash for consideration paid for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2019 and 2018 are summarized below:
•During 2019, we issued $900.0 million of senior notes for cash proceeds, net of discounts and fees of $891.1 million. During 2018, we issued $800.0 million of senior notes for cash proceeds, net of discounts and fees of $781.8 million. Net payments of notes payable and long-term debt were $581.4 million during 2019, compared to net payments of $653.1 million in 2018. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•During 2019, we repurchased 4.9 million shares of our stock for $399.4 million. During 2018, we repurchased 10.7 million shares of our stock for $736.9 million. In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization. As of December 31, 2019, there was $704.6 million remaining under our share repurchase authorization.
•In July 2019, our Board of Directors approved an increase in our quarterly dividend to $0.405 per share. Dividends paid were $491.2 million and $461.8 million for 2019 and 2018, respectively.
•During 2019 and 2018, cash paid for purchase price holdback releases related to acquisitions was $17.2 million and $12.1 million, respectively.
Financial Condition
Debt Obligations
Changes in our outstanding principal debt balances from December 31, 2018 to December 31, 2019 were primarily attributable to debt cash borrowings, net of principal debt payments, of $333.6 million and new finance leases, which increased our debt obligations by $15.9 million.
As of December 31, 2019, we had $930.7 million of principal debt maturing within the next 12 months, which includes certain senior notes, variable rate tax-exempt financings and finance lease obligations. All of our tax-exempt financings are remarketed quarterly by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2019.
For further discussion of the components of our overall debt, see Note 9, Debt, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
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
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2019, our EBITDA to interest ratio was 7.54 compared to the 3.00 minimum required by the covenants, and our total debt to EBITDA ratio was 2.99 compared to the 3.50 maximum allowed by the covenants. As of December 31, 2019, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout 2020.
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
Availability under our Credit Facility totaled $1,696.9 million and $1,694.1 million as of December 31, 2019 and 2018, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of December 31, 2019 and 2018, we had $184.4 million and $159.0 million of borrowings under our Credit Facility, respectively. We had $351.4 million and $379.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2019 and 2018, respectively.
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreements governing our Uncommitted Credit Facility require us to comply with covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2019 and 2018, we had $11.6 million and $33.4 million of borrowings under our Uncommitted Credit Facility, respectively.
Senior Notes and Debentures
As of December 31, 2019, we had $7,257.0 million of unsecured senior notes and debentures outstanding with maturities ranging from 2020 to 2041. As of December 31, 2018, we had $6,998.8 million of unsecured senior notes and debentures outstanding with maturities ranging from 2019 to 2041. Our senior notes are general senior unsecured obligations.
During 2019, we issued $900.0 million of 2.500% senior notes due 2024 (the 2.500% Notes). We used the net proceeds from the 2.500% Notes to repay $650.0 million of 5.500% senior notes that matured in September 2019. The remaining proceeds were used to repay amounts outstanding under our unsecured credit facilities as well as for general corporate purposes.
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
Interest Rate Swap and Lock Agreements
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2019, these swap agreements have a total notional value of $300.0 million and require us to pay interest at floating rates based on changes in LIBOR, and receive interest at a fixed rate of 4.750%. For 2019 and 2018, we recognized $1.0 million and $1.9 million, respectively, as offsetting benefits to our interest expense from these swap agreements, which mature in May 2023.
As of December 31, 2019, our interest rate lock agreements had an aggregate notional value of $575.0 million with fixed interest rates ranging from 1.330% to 3.000%. As of December 31, 2018 our interest rate lock agreements had an aggregate notional value of $725.0 million with fixed interest rates ranging from 1.900% to 3.250%. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 through 2021. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. The aggregate fair value of the outstanding interest rate locks as of December 31, 2019 were assets of $3.6 million, which were recorded in prepaid expenses and other current assets in our consolidated balance sheet, and liabilities of $15.7 million, which were recorded in other accrued liabilities and other long-term liabilities in our consolidated balance sheet. The aggregate fair value of the outstanding interest rate locks as of December 31, 2018 was $10.3 million and was recorded in other long-term assets in our consolidated balance sheet.
See Note 18, Financial Instruments, of the notes to our consolidated financial statements in Item 8 of this Form 10-K for further detail regarding the effect of our fair value and cash flow hedging on interest expense.
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
As of December 31, 2019, the fair value of the Extended Interest Rate Swaps was a liability of $22.2 million which was included in other long-term liabilities in our consolidated balance sheet, and the fair value of the Offsetting Interest Rate Swaps was an asset of $2.9 million and was included in other assets in our consolidated balance sheet. For the year ended December 31, 2019, we recognized a loss of $3.4 million on the change in fair value of the Extended Interest Rate Swaps, with an offsetting gain of $2.9 million on the Offsetting Interest Rate Swaps. The change in fair value was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of December 31, 2019, we had $1,116.2 million of certain fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. As of December 31, 2018, we had $1,036.8 million of certain fixed and variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044.
During the year ended December 31, 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings. In addition, during the three months ended December 31, 2019, we issued $50.0 million of variable-rate tax-exempt debt. The proceeds from the issuance were used to fund qualifying landfill-related capital expenditures in the state of California.
Finance Leases
We had finance lease liabilities of $119.3 million and $109.5 million as of December 31, 2019 and 2018, respectively, with maturities ranging from 2020 to 2049 and 2019 to 2046, respectively.

Contractual Obligations
The following table summarizes our estimated contractual obligations as of December 31, 2019 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Finance Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2020	$44.5	$930.7	$326.9	$75.8	$56.8	$132.5	$1,567.2
2021	40.4	770.2	287.0	52.4	67.0	90.9	1,307.9
2022	35.3	859.1	252.8	69.8	68.9	62.8	1,348.7
2023	33.9	922.6	215.3	72.8	61.4	39.5	1,345.5
2024	29.7	928.0	179.1	87.1	32.7	38.1	1,294.7
Thereafter	132.2	4,378.0	1,360.6	6,267.9	399.7	266.1	12,804.5
Total	$316.0	$8,788.6	$2,621.7	$6,625.8	$686.5	$629.9	$19,668.5
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2019 for variable rate debt. The effect of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes due in May 2023 is also included based on the floating rates in effect as of December 31, 2019.
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2019 and for liabilities yet to be incurred over the remaining life of our landfills.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2020, although the mix of Financial Assurance Instruments may change.
These Financial Assurance Instruments are issued in the normal course of business and are not classified as indebtedness. Because we currently have no liability for the Financial Assurance Instruments, they are not reflected in our consolidated balance sheets; however, we record capping, closure and post-closure liabilities and insurance liabilities as they are incurred.
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
Contingencies
For a description of our commitments and contingencies, see Note 8, Landfill and Environmental Costs, Note 11, Income Taxes, and Note 19, Commitments and Contingencies, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.

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
Our landfill assets and liabilities fall into the following two categories, each of which requires accounting judgments and estimates:
•Landfill development costs that are capitalized as an asset.
•Landfill retirement obligations relating to our capping, closure and post-closure liabilities that result in a corresponding landfill retirement asset.
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
Residual risks:
•Changes in legislative or regulatory requirements may cause changes to the landfill site permitting process. These changes could make it more difficult and costly to obtain and maintain a landfill permit.
•Studies performed could be inaccurate, which could result in the denial or revocation of a permit and changes to accounting assumptions. Conditions could exist that were not identified in the study, which may make the location not feasible for a landfill and could result in the denial of a permit. Denial or revocation of a permit could impair the recorded value of the landfill asset.
•Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain, maintain or expand permits could result in denial, revocation or suspension of a permit, which could adversely impact the economic viability of the landfill and could impair the recorded value of the landfill. As a result of opposition to our obtaining a permit, improved technical information as a project progresses, or changes in the anticipated economics associated with a project, we may decide to reduce the scope of, or abandon, a project, which could result in an asset impairment.
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
Residual risks:
•Changes in legislative or regulatory requirements may require changes in the landfill technical designs. These changes could make it more difficult and costly to meet new design standards.
•Technical design requirements, as approved, may need modifications at some future point in time.

•Technical designs could be inaccurate and could result in increased construction costs, difficulty in obtaining a permit or the use of rates to recognize the amortization of landfill development costs and asset retirement obligations that are not appropriate.
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
Residual risks:
•Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.
•The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.
•Capacity is defined in cubic yards but waste received is measured in tons. The number of tons per cubic yard varies by type of waste and our rate of compaction.
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
Residual risk:
•Actual future costs of construction materials and third-party labor could differ from the costs we have estimated because of the level of demand and the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.
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
Residual risk:
•Changes in our future development cost estimates or our disposal capacity will normally result in a change in our amortization rates and will impact amortization expense prospectively. An unexpected significant increase in estimated costs or reduction in disposal capacity could affect the ongoing economic viability of the landfill and result in asset impairment.
On at least an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in cost estimates and disposal capacity are reflected prospectively in the landfill amortization rates that are updated annually. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on changes to our landfill depletion and amortization.

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
Landfill retirement obligation liabilities and assets.  Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (1.7% in 2019 and 2018).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (4.3% in 2019 and 2018).
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
Residual risks:
•Changes in legislative or regulatory requirements, including changes in capping, closure activities or post-closure monitoring activities, types and quantities of materials used, or term of post-closure care, could cause changes in our cost estimates.
•Changes in the landfill retirement obligation due to changes in the anticipated waste flow, changes in airspace compaction estimates or changes in the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations prospectively. This could result in unanticipated increases or decreases in expense.
•Actual timing of disposal capacity utilization could differ from projected timing, causing differences in timing of when amortization and accretion expense is recognized for capping, closure and post-closure liabilities.
•Changes in inflation rates could impact our actual future costs and our total liabilities.

•Changes in our capital structure or market conditions could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in future recorded liabilities, assets and expense.
•Amortization rates could change in the future based on the evaluation of new facts and circumstances relating to landfill capping design, post-closure monitoring requirements, or the inflation or discount rate.
On an annual basis, we update our estimates of future capping, closure and post-closure costs and of future disposal capacity for each landfill. Revisions in estimates of our costs or timing of expenditures are recognized immediately as increases or decreases to the capping, closure and post-closure liabilities and the corresponding retirement obligation assets. Changes in the assets result in changes to the amortization rates which are applied prospectively, except for fully incurred capping events and closed landfills, where the changes are recorded immediately in results of operations since the associated disposal capacity has already been consumed. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on changes to our landfill depletion and amortization.
Permitted and probable disposal capacity.  Disposal capacity is determined by the specifications detailed in the landfill permit. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, thus including additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the applicable regulatory agencies, but we have determined that certain critical criteria have been met and that the successful completion of the expansion is probable. We have developed six criteria that must be met before an expansion area is designated as probable expansion airspace. We believe that satisfying all of these criteria demonstrates a high likelihood that expansion airspace that is incorporated in our landfill costing will be permitted. However, because some of these criteria are judgmental, they may exclude expansion airspace that will eventually be permitted or include expansion airspace that will not be permitted. In either of these scenarios, our amortization, depletion and accretion expense could change significantly. Our internal criteria to classify disposal capacity as probable expansion airspace are as follows:
•We own the land associated with the expansion airspace or control it pursuant to an option agreement;
•We are committed to supporting the expansion project financially and with appropriate resources;
•There are no identified fatal flaws or impediments associated with the project, including political impediments;
•Progress is being made on the project;
•The expansion is attainable within a reasonable time frame; and
•We believe it is likely we will receive the expansion permit.
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
Residual risk:
•We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state or federal permits or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both our estimated total costs and disposal capacity will be reduced, which generally increases the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could also cause an asset impairment.
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in the acquisition of Allied, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in the acquisition of Allied, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on our remediation adjustments. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.
Residual risks:
•We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about uncertain future events. Thus, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, timing of expenditures, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties, and the actions of governmental agencies or private parties with interests in the matter. The actual environmental costs may exceed our current and future accruals for these costs, and any adjustments could be material.
•Actual amounts could differ from the estimated liabilities as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution.
•An unanticipated environmental liability that arises could result in a material charge to our consolidated statements of income.
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
Residual risks:
•Incident rates, including frequency and severity, and other actuarial assumptions could change causing our current and future actuarially determined obligations to change, which would be reflected in our consolidated statements of income in the period in which such adjustment is known.
•Recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments would be reflected in the consolidated statements of income in the periods in which such adjustments are known.
•The settlement costs to discharge our obligations, including legal and health care costs, could increase or decrease causing current estimates of our insurance reserves to change.
New Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The table below provides information about certain of our market-sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value as of December 31, 2019
Fixed rate debt:
Amount outstanding (in millions)	$859.5	$643.2	$859.1	$582.4	$907.3	$3,618.7	$7,470.2	$8,130.6
Variable rate debt:
Amount outstanding (in millions)	$71.2	$127.0	$—	$340.2	$20.7	$759.3	$1,318.4	$1,312.2
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $100.1 million.
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2019. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
As of December 31, 2019, our interest rate lock agreements had an aggregate notional value of $575.0 million with fixed interest rates ranging from 1.330% to 3.000%. As of December 31, 2018, our interest rate lock agreements had an aggregate notional value of $725.0 million with fixed interest rates ranging from 1.900% to 3.250%. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 through 2021. Upon the expected issuance of senior notes, we will terminate the interest rate locks and settle with our counterparties.
As of December 31, 2019, we had $1,318.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $16 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our consolidated financial statements in Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of December 31, 2019, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $26 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $26 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in fuel recovery fees from our vendors.
Our fuel costs were $347.9 million in 2019, or 3.4% of revenue, compared to $391.4 million in 2018, or 3.9% of revenue, and $349.8 million in 2017, or 3.5% of revenue.

Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of December 31, 2019, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $13 million and $13 million, respectively.
Revenue from recycling processing and commodity sales during the years ended December 31, 2019, 2018 and 2017 was $273.2 million, $297.8 million, and $539.2 million, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Landfill Development Asset Amortization
Description of the Matter	At December 31, 2019, the net book value of the Company’s landfill development assets totaled $3.5 billion, and the associated landfill development asset amortization expense for 2019 was $333.0 million. Significant assumptions used in calculating the amortization expense include estimated future development costs associated with the land, permitting, cell construction and environmental structures of the landfill in relation to airspace consumed to date and total estimated available airspace. These assumptions have a significant effect on the total landfill amortization expense. As discussed in Note 2 to the consolidated financial statements, costs and airspace estimates are developed at least annually, or more often if significant facts change.

How We Addressed the Matter in Our Audit	Auditing landfill development asset amortization expense is complex due to the highly judgmental nature of the assumptions used in the calculation of the expense and required the involvement of specialists to assist us with evaluating estimated future development costs and certain assumptions to project total estimated available airspace.
We tested controls that address the risks of material misstatement relating to the measurement and valuation of landfill development asset amortization expense. For example, we tested controls over the estimation of future landfill development costs and management’s review of the assumptions to project total estimated available airspace.
To test the landfill development asset amortization expense, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above related to the underlying cost and airspace data used by the Company. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting the same type of waste. We also tested the completeness and accuracy of the historical data utilized in the development of the amortization expense. Regarding available airspace, we evaluated the Company’s estimation of the landfill disposal capacity through a comparison of airspace to historical estimates and annual aerial surveys. We involved EY engineering specialists to assist us with evaluating estimated future development costs and certain assumptions to project total estimated available airspace.
Landfill Final Capping, Closure and Post-Closure Costs
Description of the Matter	At December 31, 2019, the carrying value of the Company’s landfill final capping, closure and post-closure costs totaled $1.3 billion. As discussed in Notes 2 and 8 to the consolidated financial statements, asset retirement obligations for final capping, closure and post-closure are measured at their estimated fair value. Management updates the assumptions used to estimate asset retirement obligations at least annually, or more often if significant facts change. These assumptions include estimated future costs associated with the final capping, closure and post closure activities at each landfill, airspace consumed to date, estimated available airspace, projected annual tonnage volume, projected timing of capping, closure and post closure activities and estimated inflation and discount rates. These assumptions have a significant effect on the estimated asset retirement obligation.
How We Addressed the Matter in Our Audit	Auditing the landfill asset retirement obligation is complex due to the highly judgmental nature of the assumptions used in the measurement process and required the involvement of specialists to assist us with evaluating the costs estimated for the capping, closure and post closure activities and certain assumptions to project total estimated available airspace.
We tested controls that address the risks of material misstatement relating to the completeness, measurement and valuation of the asset retirement obligation. For example, we tested controls over management’s development of the landfill asset retirement obligation models to estimate the future liability and management’s review of data inputs and projections.
To test the landfill asset retirement obligation, our audit procedures included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate (e.g. gas monitoring and leachate management) and testing the significant assumptions discussed above, as well as the underlying costs and other estimates used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting the same type of waste. We also tested the completeness and accuracy of the historical data utilized in preparing the estimate. We involved EY engineering specialists to assist us with evaluating the costs estimated for the capping, closure and post closure activities and the reasons for significant changes in assumptions from historical trends and determined whether the change from the historical trend was appropriate and identified timely. EY engineering specialists were also involved in evaluating certain assumptions to project total estimated available airspace.

Environmental Liabilities
Description of the Matter	At December 31, 2019, environmental remediation liabilities totaled $500.2 million. As discussed in Note 2 to the consolidated financial statements, the Company performs a review of their environmental obligations annually and when it identifies changes in facts and circumstances associated with these obligations. The Company considers several factors to estimate the ultimate liability at these sites, including, but not limited to, the nature and extent of contamination, the required remediation methods, timing of expenditures, and apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. The Company accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Significant assumptions used in estimating environmental remediation liabilities include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. These assumptions have a significant effect on the estimated liability.
How We Addressed the Matter in Our Audit
Auditing environmental remediation liabilities is complex and required the involvement of specialists due to the highly judgmental nature of the assumptions used in the estimate.
We tested controls that address the risks of material misstatement relating to the valuation and completeness of the environmental liabilities. For example, we tested controls over the identification of new matters and management’s review of the significant assumptions used in determining the estimated remediation liabilities.

To test the environmental liabilities, our audit procedures included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, as well as the underlying costs and other estimates used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to notifications or decisions from regulatory agencies specifying remedial plans of action required and to agreements or correspondence regarding the apportionment of responsibility among the potentially responsible parties. We tested the completeness and accuracy of the historical data utilized in the development of the environmental liability. We also involved EY engineering specialists to assist us with evaluating the completeness of the Company’s environmental matters and assumptions used in estimating remediation liabilities for certain sites.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Republic Services, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 13, 2020

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$47.1	$70.5
Accounts receivable, less allowance for doubtful accounts and other of $34.0 and $34.3, respectively	1,125.9	1,102.7
Prepaid expenses and other current assets	433.0	391.2
Total current assets	1,606.0	1,564.4
Restricted cash and marketable securities	179.4	108.1
Property and equipment, net	8,383.5	8,020.1
Goodwill	11,633.4	11,400.1
Other intangible assets, net	133.9	106.5
Other assets	747.6	417.8
Total assets	$22,683.8	$21,617.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777.9	$761.5
Notes payable and current maturities of long-term debt	929.9	690.7
Deferred revenue	336.0	338.7
Accrued landfill and environmental costs, current portion	132.6	130.6
Accrued interest	74.0	68.5
Other accrued liabilities	814.2	728.6
Total current liabilities	3,064.6	2,718.6
Long-term debt, net of current maturities	7,758.6	7,646.8
Accrued landfill and environmental costs, net of current portion	1,703.2	1,701.6
Deferred income taxes and other long-term tax liabilities, net	1,180.6	1,028.3
Insurance reserves, net of current portion	276.5	270.8
Other long-term liabilities	579.4	321.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 353.3 and 351.9 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	4,994.8	4,924.9
Retained earnings	5,317.3	4,750.5
Treasury stock, at cost; 34.5 and 29.4 shares, respectively	(2,199.6)	(1,782.6)
Accumulated other comprehensive income, net of tax	2.2	30.8
Total Republic Services, Inc. stockholders’ equity	8,118.2	7,927.1
Non-controlling interests in consolidated subsidiary	2.7	2.4
Total stockholders’ equity	8,120.9	7,929.5
Total liabilities and stockholders’ equity	$22,683.8	$21,617.0
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$10,299.4	$10,040.9	$10,041.5
Expenses:
Cost of operations	6,298.4	6,150.0	6,214.6
Depreciation, amortization and depletion	1,040.5	1,033.4	1,036.3
Accretion	81.9	80.7	79.8
Selling, general and administrative	1,091.9	1,059.5	1,057.4
Withdrawal costs - multiemployer pension funds	—	—	1.2
Gain on business divestitures and impairments, net	(14.7)	(44.9)	(33.9)
Restructuring charges	14.2	26.4	17.6
Operating income	1,787.2	1,735.8	1,668.5
Interest expense	(392.0)	(383.8)	(361.9)
Loss from unconsolidated equity method investments	(112.2)	(35.8)	(27.4)
Loss on extinguishment of debt	—	(0.3)	(0.8)
Interest income	6.4	1.6	1.0
Other income, net	6.4	3.4	2.7
Income before income taxes	1,295.8	1,320.9	1,282.1
Provision for income taxes	222.0	283.3	3.1
Net income	1,073.8	1,037.6	1,279.0
Net income attributable to non-controlling interests in consolidated subsidiary	(0.5)	(0.7)	(0.6)
Net income attributable to Republic Services, Inc.	$1,073.3	$1,036.9	$1,278.4
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$3.34	$3.17	$3.79
Weighted average common shares outstanding	321.1	326.9	337.1
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$3.33	$3.16	$3.77
Weighted average common and common equivalent shares outstanding	322.0	328.4	339.0
Cash dividends per common share	$1.56	$1.44	$1.33
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$1,073.8	$1,037.6	$1,279.0
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	—	4.0	(3.7)
Realized loss (gain) reclassified into earnings	1.0	(3.8)	5.3
Unrealized (loss) gains	(30.2)	14.5	3.1
Pension activity:
Change in funded status of pension plan obligations	(2.5)	(6.5)	3.7
Other comprehensive income (loss), net of tax	(31.7)	8.2	8.4
Comprehensive income	1,042.1	1,045.8	1,287.4
Comprehensive income attributable to non-controlling interests	(0.5)	(0.7)	(0.6)
Comprehensive income attributable to Republic Services, Inc.	$1,041.6	$1,045.1	$1,286.8
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-controlling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2016	348.2	$3.5	$4,764.5	$3,324.0	(8.8)	$(414.9)	$14.2	$2.4	$7,693.7
Net income	—	—	—	1,278.4	—	—	—	0.6	1,279.0
Change in the value of derivative instruments, net of tax of $3.1	—	—	—	—	—	—	4.7	—	4.7
Employee benefit plan liability adjustments, net of tax of $2.4	—	—	—	—	—	—	3.7	—	3.7
Cash dividends declared	—	—	—	(446.3)	—	—	—	—	(446.3)
Issuances of common stock	1.9	—	36.9	—	—	—	—	—	36.9
Stock-based compensation	—	—	38.2	(3.6)	—	—	—	—	34.6
Purchase of common stock for treasury	—	—	—	—	(9.6)	(644.5)	—	—	(644.5)
Distributions paid	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2017	350.1	3.5	4,839.6	4,152.5	(18.4)	(1,059.4)	22.6	2.3	7,961.1
Adoption of accounting standard, net of tax	—	—	—	33.4	—	—	—	—	33.4
Net income	—	—	—	1,036.9	—	—	—	0.7	1,037.6
Change in the value of derivative instruments, net of tax of $5.4	—	—	—	—	—	—	14.7	—	14.7
Employee benefit plan liability adjustments, net of tax of $2.3	—	—	—	—	—	—	(6.5)	—	(6.5)
Cash dividends declared	—	—	—	(468.4)	—	—	—	—	(468.4)
Issuances of common stock	1.8	—	43.3	—	(0.3)	(20.1)	—	—	23.2
Stock-based compensation	—	—	42.0	(3.9)	—	—	—	—	38.1
Purchase of common stock for treasury	—	—	—	—	(10.7)	(703.1)	—	—	(703.1)
Distributions paid	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance as of December 31, 2018	351.9	3.5	4,924.9	4,750.5	(29.4)	(1,782.6)	30.8	2.4	7,929.5
Adoption of accounting standard, net of tax	—	—	—	(3.1)	—	—	3.1	—	—
Net income	—	—	—	1,073.3	—	—	—	0.5	1,073.8
Change in the value of derivative instruments, net of tax of $10.4	—	—	—	—	—	—	(29.2)	—	(29.2)
Employee benefit plan liability adjustments, net of tax of $0.9	—	—	—	—	—	—	(2.5)	—	(2.5)
Cash dividends declared	—	—	—	(499.4)	—	—	—	—	(499.4)
Issuances of common stock	1.4	—	26.9	—	(0.2)	(17.6)	—	—	9.3
Stock-based compensation	—	—	43.0	(4.0)	—	—	—	—	39.0
Purchase of common stock for treasury	—	—	—	—	(4.9)	(399.4)	—	—	(399.4)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2019	353.3	$3.5	$4,994.8	$5,317.3	(34.5)	$(2,199.6)	$2.2	$2.7	$8,120.9
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Cash provided by operating activities:
Net income	$1,073.8	$1,037.6	$1,279.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,122.4	1,114.1	1,116.1
Non-cash interest expense	48.8	41.2	43.6
Restructuring related charges	14.2	26.4	17.6
Stock-based compensation	39.5	39.0	34.6
Deferred tax provision (benefit)	166.1	152.1	(379.0)
Provision for doubtful accounts, net of adjustments	34.0	34.8	30.6
Loss on extinguishment of debt	—	0.3	0.8
Gain on disposition of assets and asset impairments, net	(13.8)	(58.9)	(29.5)
Withdrawal costs - multiemployer pension funds	—	—	1.2
Environmental adjustments	(11.9)	5.0	0.4
Loss from unconsolidated equity method investment	112.2	35.8	27.4
Other non-cash items	(5.6)	0.6	(1.2)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(38.3)	(29.6)	(118.9)
Prepaid expenses and other assets	(109.7)	(152.5)	(36.4)
Accounts payable	6.4	85.9	21.7
Restructuring expenditures	(10.6)	(24.7)	(18.6)
Capping, closure and post-closure expenditures	(78.2)	(71.9)	(62.7)
Remediation expenditures	(49.1)	(48.8)	(54.8)
Other liabilities	51.9	25.3	38.8
Proceeds from retirement of certain hedging relationships	—	31.1	—
Cash provided by operating activities	2,352.1	2,242.8	1,910.7
Cash used in investing activities:
Purchases of property and equipment	(1,207.1)	(1,071.8)	(989.8)
Proceeds from sales of property and equipment	21.7	31.6	6.1
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(575.1)	(277.3)	(351.8)
Cash received from business divestitures	42.8	89.2	4.7
Purchases of restricted marketable securities	(14.7)	(38.2)	(18.5)
Sales of restricted marketable securities	13.5	37.7	18.1
Other	(0.1)	(0.3)	1.0
Cash used in investing activities	(1,719.0)	(1,229.1)	(1,330.2)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	4,746.5	4,347.6	4,791.1
Proceeds from issuance of senior notes, net of discount and fees	891.1	781.8	641.5
Payments of notes payable and long-term debt and senior notes	(5,327.9)	(5,000.7)	(4,922.8)
Issuances of common stock, net	9.3	23.2	36.9
Purchases of common stock for treasury	(399.4)	(736.9)	(610.7)
Cash dividends paid	(491.2)	(461.8)	(440.5)
Distributions paid to non-controlling interests in consolidated subsidiary	(0.2)	(0.6)	(0.7)
Contingent consideration payments	(17.2)	(12.1)	(9.2)
Cash used in financing activities	(589.0)	(1,059.5)	(514.4)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	44.1	(45.8)	66.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	133.3	179.1	113.0
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$177.4	$133.3	$179.1
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.BASIS OF PRESENTATION
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2019 and 2018, there were net book credit balances of $50.6 million and $64.8 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to small-container, large-container, municipal and residential, and environmental services customers in the United States and Puerto Rico. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.
Accounts Receivable, Net
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal, environmental services and other services. Our receivables are recorded when billed or when the related revenue is earned and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents their estimated net realizable value. Provisions for doubtful accounts are evaluated on a monthly

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
basis and are recorded based on our historical collection experience, the age of the receivables, specific customer information and economic conditions. We also review outstanding balances on an account-specific basis. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due.
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2019	2018	2017
Balance at beginning of year	$34.3	$38.9	$44.0
Additions charged to expense	34.0	34.8	30.6
Accounts written-off	(34.3)	(39.4)	(35.7)
Balance at end of year	$34.0	$34.3	$38.9
Restricted Cash and Marketable Securities
As of December 31, 2019, we had $179.4 million of restricted cash and marketable securities of which $99.4 million supports our insurance programs for workers' compensation, commercial general liability, and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling processing centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies. We depreciate assets over their estimated useful lives using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

Buildings and improvements	7 - 40 years
Vehicles	5 - 20 years
Landfill equipment	5 - 7 years
Other equipment	3 - 25 years
Furniture and fixtures	10 years
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
Capitalized Interest
We capitalize interest on landfill cell construction and other construction or development projects if they meet the following criteria:
•Total construction costs are $50,000 or greater;
•The construction phase is one month or longer; and
•The assets have a useful life of one year or longer.
Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $7.2 million, $6.8 million and $6.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, fuel, commodity and interest rate hedges, long-term debt, and assets in our defined benefit pension plan. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:
•Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
See Note 12, Employee Benefit Plans, and Note 18, Financial Instruments, for fair value disclosures related to our defined benefit pension plan investments and financial instruments, respectively.
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
Derivative Financial Instruments
We use derivative financial instruments to manage our risk associated with changing interest rates by creating offsetting market exposures. We use interest rate swap agreements designated as fair value hedges to manage risk associated with fluctuations in interest rates. In prior periods, we entered into multiple agreements designated as cash flow hedges to lock interest rates in anticipation of future debt issuance.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Probable Expansion Airspace
We classify landfill disposal capacity as either permitted (having received the final permit from the applicable regulatory agency) or as probable expansion airspace. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, is included in our calculation of total available disposal capacity, all of the following criteria must be met:
•We own the land associated with the expansion airspace or control it pursuant to an option agreement;
•We are committed to supporting the expansion project financially and with appropriate resources;
•There are no identified fatal flaws or impediments associated with the project, including political impediments;
•Progress is being made on the project;
•The expansion is attainable within a reasonable time frame; and
•We believe it is likely the expansion permit will be received.
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
We have identified three steps that landfills generally follow to obtain expansion permits. These steps are as follows:
•Obtaining approval from local authorities;
•Submitting a permit application to state authorities; and
•Obtaining permit approval from state authorities.
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
Closure and post-closure
Closure and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act. The post-closure period generally runs for 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills. We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill, including probable expansion airspace, where appropriate.
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2019, we had 130 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We used a 1.7% inflation rate for the years ended December 31, 2019, 2018, and 2017, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by most large waste industry participants. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Changes in assets retirement obligations
A liability for an asset retirement obligation is recognized in the period in which it is incurred and is initially measured at fair value. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. Changes in the liabilities due to revisions to estimated future cash flows are recognized by increasing or decreasing the liabilities with the offsets adjusting the carrying amounts of the related long-lived assets, and may also require immediate adjustments to amortization expense in the consolidated statements of income. Upward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free interest rate in effect at the time of the change. Downward revisions in the amount of undiscounted estimated cash flows used to record a liability are discounted using the credit-adjusted, risk-free rate that existed when the original liability was recognized.
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
Business Combinations
We acquire businesses in the waste industry, including non-hazardous waste collection, transfer, recycling, disposal and environmental services operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any non-controlling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction related costs as expense currently in the period in which they are incurred.
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
During 2019, we managed and evaluated our operations through two field groups: Group 1 and Group 2. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
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
In preparing our annual test for impairment as of October 1, 2019, we determined that our indicated fair value of total invested capital exceeded our total market capitalization. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control.
As of October 1, 2019, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 140% on average and, therefore, we noted no indicators of impairment at our reporting units.
Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.
Other intangible assets include values assigned to customer relationships, non-compete agreements and trade names and are amortized generally on a straight-line basis over periods ranging from 1 to 17 years.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Events or changes in circumstances that may indicate that an asset may be impaired include the following:
•A significant decrease in the market price of an asset or asset group;
•A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;
•A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;
•An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;
•A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group;
•A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; or
•An impairment of goodwill at a reporting unit.
There are certain indicators listed above that require judgment and understanding of the waste industry when applied to landfill development or expansion. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.
If indicators of impairment exist, the asset or asset group is reviewed to determine whether its recoverability is impaired. We assess the recoverability of the asset or asset group by comparing its carrying value to an estimate (or estimates) of its undiscounted future cash flows over its remaining life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, we measure an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. The loss is recorded in the consolidated statements of income in the period in which such impairment is identified. Estimating future cash flows requires significant judgment, and our projections of future cash flows and remaining useful lives may vary materially from actual results.
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
Costs Associated with Exit Activities
We record costs associated with exit activities such as employee termination benefits that represent a one-time benefit when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, or over the future service period, if any. Other costs associated with exit activities may include contract termination costs, including facility and employee relocation costs.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is a component of stockholders’ equity and includes the effective portion of the net changes in fair value of our cash flow hedges, amortization of our interest rate locks, and certain adjustments to liabilities associated with our employee defined benefit pension plan liabilities, net of tax.
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
The benefit obligation and associated income or expense related to the Plan are determined using annually established assumptions for discount rates, expected rates of return and mortality rates. We determine the discount rate based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
rate for the liability. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the Plan assets, giving consideration to the asset mix and the anticipated duration of our Plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the period benefits are earned. Our assumptions are reviewed annually and adjusted as deemed necessary.
Equity-Based Compensation Plans
Compensation expense associated with our restricted share units is recognized ratably over the vesting period, or to the employee's retirement eligible date, if earlier. The fair value of restricted share units is based on the closing market price on the date of the grant.
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
Certain leases require payments that are variable in nature based on volume measurements, e.g. a fixed rate per ton at our landfills. In addition, certain rental payments are adjusted annually based on changes in an underlying base index such as a consumer price index. Variable lease payments are recognized in our consolidated statements of income in the period incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We generally account for lease components separately from non-lease components.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Finance Leases
We capitalize assets acquired under finance leases at lease commencement and amortize them to depreciation expense over the lesser of the useful life of the asset or the lease term on either a straight-line or a units-of-consumption basis, depending on the asset leased. We record the present value of the related lease payments as a debt obligation. Our finance lease liabilities relate primarily to real property, including certain long-term landfill operating agreements that require minimum lease payments with offsetting finance lease assets recorded as part of the landfill development costs.
Related Party Transactions
It is our policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.
New Accounting Pronouncements
Accounting Standards Adopted
Revenue Recognition
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) (ASU 2014-09 or the new revenue recognition standard) using the modified retrospective approach. We recognized the cumulative effect of adopting the new revenue recognition standard as an adjustment to the beginning balance of retained earnings as of the date of adoption. The prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. The timing and pattern of revenue recognition has not significantly changed under the new revenue recognition standard, nor has there been a material change to our operating or net income.
In addition, effective January 1, 2019, we adopted the following accounting standard updates (ASUs) as issued by the Financial Accounting Standards Board (FASB):

ASU		Effective Date
ASU 2016-02	Leases (Topic 842)	January 1, 2019
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019
ASU 2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting	January 1, 2019
ASU 2018-02	Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2019
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
To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we designed internal controls over the adoption and implemented a software solution to manage and account for our leases. As of January 1, 2019, we recognized a right-of-use liability for our operating leases of $256.3 million classified as other accrued liabilities and other long-term liabilities and a corresponding right-of-use asset of $236.2 million classified as other long-term assets in our consolidated balance sheet. The right-of-use asset reflects adjustments for certain favorable or unfavorable leases recognized through acquisitions, prepaid or accrued rent, asset impairments and lease incentives, including but not limited to cash incentives, rent abatement or leasehold improvements paid by the lessor. We did not recognize a cumulative effect

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
adjustment to retained earnings as of January 1, 2019 as the standard did not have a material impact on our consolidated statements of income. In addition, the standard did not have a material impact on our accounting for finance (capital) leases.
We assessed the disclosure requirements under the new leasing standard as part of our adoption. Refer to Note 6, Other Assets, Note 7, Other Liabilities, and Note 10, Leases, included herein for our enhanced supplemental disclosures.
Derivatives and Hedging
Effective January 1, 2019, we adopted the FASB's ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). We adopted the new guidance over income statement presentation and enhanced disclosures prospectively, and we adopted the guidance over the elimination of the separate measurement of ineffectiveness on a modified retrospective basis to existing hedging relationships as of the date of adoption. Prior to adoption, the net periodic earnings of our fair value hedges were presented within other income, net in our consolidated statements of income and are now presented within interest expense in our consolidated statements of income, i.e. the same line item as the effect of the hedged item. Our adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements for the year ended December 31, 2019.
Effective January 1, 2019, in conjunction with ASU 2017-12, we adopted the FASB's ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting (ASU 2018-16) on a prospective basis. LIBOR is expected to no longer be published by 2021. Consequently, the FASB added the OIS rate based on SOFR as an eligible benchmark interest rate in order to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We are developing a plan to transition our interest rate swaps from LIBOR to SOFR. Our adoption of ASU 2018-16 did not have a material impact on our consolidated financial statements for the year ended December 31, 2019.
Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income
Effective January 1, 2019, we adopted the FASB's ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The amendments only relate to the reclassification of the income tax effects of the Tax Act, and the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Consequently, we reclassified $3.1 million of stranded tax effects from accumulated other comprehensive income to retained earnings.
Improvements to Nonemployee Share-Based Payment Accounting
Effective January 1, 2019, we adopted the FASB's ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. We will apply the guidance prescribed by this update on a prospective basis. Our adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements for the year ended December 31, 2019.
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
As of January 1, 2019, we reclassified $28.7 million of capitalized implementation costs incurred in a hosting arrangement that is a service contract from property and equipment, net to other assets on our consolidated balance sheet. During the year ended December 31, 2019, we recognized $34.3 million of amortization expense for the prepayment of fees and capitalized implementation costs incurred in a hosting arrangement as a component of depreciation, amortization and depletion in our consolidated statements of income. During the year ended December 31, 2019, we recognized $10.9 million of payments for capitalized implementation costs in the same manner as payments made for fees associated with the hosting arrangement as a component of cash provided by operating activities in our consolidated statements of cash flows.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounting Standards Issued but not yet Adopted
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 will replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. As such, Republic adopted the standard beginning January 1, 2020 using the required modified-retrospective approach. We do not expect to recognize a material cumulative effect adjustment to retained earnings as of January 1, 2020, and we do not expect our adoption of the standard to have a material impact on our consolidated balance sheet or consolidated statement of income.
We are assessing the disclosure requirements under ASU 2016-13, and we anticipate disclosing additional information, as necessary, to comply with the standard.
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. As such, Republic adopted the standard beginning January 1, 2020. We do not expect our adoption of this guidance to have a material impact on our consolidated financial statements.
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). ASU 2018-14 removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. We are currently assessing the effect this guidance may have on our consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various waste businesses during the years ended December 31, 2019 and 2018. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2019	2018
Purchase price:
Cash used in acquisitions, net of cash acquired	$430.0	$99.9
Contingent consideration	2.5	—
Holdbacks	15.8	11.2
Fair value, future minimum lease payments	5.8	—
Fair value of operations surrendered	9.5	78.6
Total	$463.6	$189.7
Allocated as follows:
Accounts receivable	$19.5	$6.4
Landfill airspace	—	22.2
Property and equipment	154.5	28.0
Operating right-of-use lease assets	18.1	—
Other assets	1.9	0.1
Inventory	1.0	0.2
Accounts payable	(7.2)	(0.3)
Environmental remediation liabilities	(1.9)	—
Closure and post-closure liabilities	(0.3)	(1.5)
Operating right-of-use lease liabilities	(18.4)	—
Other liabilities	(3.4)	(6.1)
Fair value of tangible assets acquired and liabilities assumed	163.8	49.0
Excess purchase price to be allocated	$299.8	$140.7
Excess purchase price to be allocated as follows:
Other intangible assets	$47.2	$27.8
Goodwill	252.6	112.9
Total allocated	$299.8	$140.7
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for acquisitions in 2019 and 2018 were deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
Investments
In 2019 and 2018, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of approximately $129 million and $82 million, which were recorded to other long-term assets in our December 31, 2019 and 2018 consolidated balance sheets, respectively. During 2019 and 2018, we also reduced the carrying value of these investments by $112.2 million and $35.8 million, respectively, as a result of tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreements.
For further discussion of the income tax benefits, see Note 11, Income Taxes.
Restructuring Charges
In January 2018, we eliminated certain positions following the consolidation of select back-office functions, including but not limited to the integration of our National Accounts support functions into our existing corporate support functions. These changes include a reduction in administrative staffing and closing of certain office locations. During 2019, we incurred restructuring charges of $14.2 million that primarily related to upgrades to our back-office software systems. During 2018, we incurred restructuring charges of $26.4 million that primarily consisted of severance and other employee termination benefits

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and the closure of offices with lease agreements with non-cancelable terms. We paid $10.6 million and $24.7 million during 2019 and 2018, respectively, related to these restructuring efforts.
In January 2016, we realigned our field support functions by combining our three regions into two field groups, consolidating our areas and streamlining select operational support roles at our Phoenix headquarters. Additionally, in the second quarter of 2016, we began the redesign of our back-office functions as well as the consolidation of over 100 customer service locations into three Customer Resource Centers. During the year ended December 31, 2017, we incurred $17.6 million of restructuring charges that primarily consisted of severance and other employee termination benefits, transition costs, relocation benefits, and the closure of offices with lease agreements with non-cancelable terms. The savings realized from these restructuring efforts have been reinvested in our customer-focused programs and initiatives. During 2017, we paid $18.6 million related to these restructuring efforts.
4.PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2019	2018
Land	$448.3	$443.6
Non-depletable landfill land	170.5	167.5
Landfill development costs	7,474.7	7,106.0
Vehicles and equipment (1)	7,766.0	7,377.3
Buildings and improvements	1,342.6	1,279.8
Construction-in-progress - landfill	366.8	287.9
Construction-in-progress - other (1)	87.7	89.9
	$17,656.6	$16,752.0
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(3,968.6)	$(3,635.9)
Vehicles and equipment (1)	(4,728.2)	(4,571.1)
Buildings and improvements	(576.3)	(524.9)
	(9,273.1)	(8,731.9)
Property and equipment, net	$8,383.5	$8,020.1
(1) In accordance with our adoption of ASU 2018-15, $28.7 million of capitalized implementation costs for cloud-based hosting arrangements were transferred out of property and equipment, net and are now presented as a component of other assets on our consolidated balance sheets as of December 31, 2019.
Depreciation, depletion and amortization of property and equipment was $985.8 million, $977.0 million and $965.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
5.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2018	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2019
Group 1	$6,150.6	$86.3	$—	$(1.3)	$6,235.6
Group 2	5,249.5	166.3	(17.9)	(0.1)	5,397.8
Total	$11,400.1	$252.6	$(17.9)	$(1.4)	$11,633.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance as of December 31, 2017	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2018
Group 1	$6,084.0	$94.8	$(27.0)	$(1.2)	$6,150.6
Group 2	5,231.4	18.1	(4.1)	4.1	5,249.5
Total	$11,315.4	$112.9	$(31.1)	$2.9	$11,400.1
Adjustments to acquisitions during the years ended December 31, 2019 and 2018 primarily related to working capital and deferred taxes.
Goodwill by reporting segment as of December 31, 2017 reflects the transfer of certain areas between our two field groups.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 17 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2019
	Balance as of December 31, 2018	Acquisitions	Adjustments and Other (1)	Balance as of December 31, 2019	Balance as of December 31, 2018	Additions Charged to Expense	Adjustments and Other (1)	Balance as of December 31, 2019
Customer relationships	$692.4	$41.4	$—	$733.8	$(607.2)	$(16.0)	$0.2	$(623.0)	$110.8
Non-compete agreements	37.0	7.4	0.9	45.3	(31.5)	(3.8)	—	(35.3)	10.0
Other intangible assets	64.3	—	(6.1)	58.2	(48.5)	(0.8)	4.2	(45.1)	13.1
Total	$793.7	$48.8	$(5.2)	$837.3	$(687.2)	$(20.6)	$4.4	$(703.4)	$133.9
(1) In accordance with our adoption of the new leasing standard, we transferred $1.9 million of net favorable lease assets recognized through historical acquisitions to other assets as of January 1, 2019.

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2018
	Balance as of December 31, 2017	Acquisitions	Adjustments and Other (2)	Balance as of December 31, 2018	Balance as of December 31, 2017	Additions Charged to Expense	Adjustments and Other (2)	Balance as of December 31, 2018
Customer relationships	$666.0	$27.0	$(0.6)	$692.4	$(554.7)	$(52.5)	$—	$(607.2)	$85.2
Non-compete agreements	35.6	1.5	(0.1)	37.0	(28.5)	(3.1)	0.1	(31.5)	5.5
Other intangible assets	73.8	—	(9.5)	64.3	(51.1)	(1.2)	3.8	(48.5)	15.8
Total	$775.4	$28.5	$(10.2)	$793.7	$(634.3)	$(56.8)	$3.9	$(687.2)	$106.5
(2) In accordance with our adoption of ASU 2014-09, we transferred a $5.7 million net deferred contract asset to other assets during the year ended December 31, 2018.
Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2019, amortization expense for each of the next five years is estimated as follows:

2020	$20.5
2021	$19.0
2022	$17.5
2023	$16.1
2024	$13.9

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6.OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2019	2018
Income tax receivable	$156.7	$187.7
Other non-trade receivables	88.1	34.4
Prepaid expenses	75.5	75.6
Inventories	56.8	53.1
Reinsurance receivable	31.9	25.7
Interest rate swap locks	3.6	—
Prepaid fees for cloud-based hosting arrangements, current	12.4	10.2
Other current assets	8.0	4.5
Total	$433.0	$391.2
Other Assets
A summary of other assets as of December 31 follows:

	2019	2018
Operating right-of-use lease asset (1)	$243.6	$—
Deferred compensation plan	118.0	100.0
Investments	87.8	73.0
Deferred contract costs and sales commissions	83.1	89.2
Reinsurance receivable	78.9	68.0
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements (2)	32.0	—
Amounts recoverable for capping, closure and post-closure obligations	31.8	30.5
Interest rate swaps and locks	10.7	12.8
Deferred financing costs	3.0	4.2
Other derivative assets	2.9	—
Other	55.8	40.1
Total	$747.6	$417.8
(1) Refer to Note 2, Summary of Significant Accounting Policies, for discussion regarding our adoption of ASC 842.
(2) In accordance with our adoption of ASU 2018-15, capitalized implementation costs for cloud-based hosting arrangements are presented as other assets as of December 31, 2019. Similar costs are presented as a component of property and equipment, net as of December 31, 2018.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2019	2018
Accrued payroll and benefits	$207.7	$205.1
Insurance reserves, current portion	162.0	152.9
Accrued fees and taxes	140.8	124.2
Accrued dividends	129.2	121.0
Operating right-of-use lease liabilities, current (1)	51.5	—
Ceded insurance reserves, current portion	31.6	25.7
Interest rate swap locks	14.9	—
Accrued professional fees and legal settlement reserves	11.8	13.1
Other	64.7	86.6
Total	$814.2	$728.6
(1) Refer to Note 2, Summary of Significant Accounting Policies, for discussion regarding our adoption of ASC 842.
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2019	2018
Operating right-of-use lease liabilities (1)	$212.5	$—
Deferred compensation plan liability	116.1	96.0
Ceded insurance reserves	80.6	68.0
Contingent purchase price and acquisition holdbacks	71.2	73.9
Other derivative liabilities	22.2	—
Withdrawal liability - multiemployer pension funds	12.0	12.2
Legal settlement reserves	10.0	10.0
Pension and other post-retirement liabilities	6.2	6.0
Interest rate swap locks	0.8	—
Other	47.8	55.3
Total	$579.4	$321.4
(1) Refer to Note 2, Summary of Significant Accounting Policies, for discussion regarding our adoption of ASC 842.
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2019 and 2018 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $438.5 million and $423.7 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2019	2018	2017
Balance at beginning of year	$423.7	$420.2	$418.5
Additions charged to expense	468.5	452.4	432.9
Payments	(479.3)	(461.4)	(448.0)
Accretion expense	0.7	0.9	1.2
Premium written for third party risk assumed	35.5	31.6	29.6
Reclassified to ceded insurance reserves	(10.6)	(20.0)	(14.0)
Balance at end of year	438.5	423.7	420.2
Less: current portion	(162.0)	(152.9)	(144.8)
Long-term portion	$276.5	$270.8	$275.4

8.LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2019, we owned or operated 189 active landfills with total available disposal capacity of approximately 5.0 billion in-place cubic yards. Additionally, we have post-closure responsibility for 130 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2019	2018
Landfill final capping, closure and post-closure liabilities	$1,335.6	$1,292.0
Environmental remediation	500.2	540.2
Total accrued landfill and environmental costs	1,835.8	1,832.2
Less: current portion	(132.6)	(130.6)
Long-term portion	$1,703.2	$1,701.6
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2019	2018	2017
Asset retirement obligation liabilities, beginning of year	$1,292.0	$1,257.7	$1,224.6
Non-cash additions	44.9	43.9	45.2
Acquisitions, net of divestitures and other adjustments	0.2	(0.7)	(20.3)
Asset retirement obligation adjustments	(5.2)	(17.7)	(8.9)
Payments	(78.2)	(71.9)	(62.7)
Accretion expense	81.9	80.7	79.8
Asset retirement obligation liabilities, end of year	1,335.6	1,292.0	1,257.7
Less: current portion	(75.8)	(76.7)	(77.4)
Long-term portion	$1,259.8	$1,215.3	$1,180.3
We review our landfill asset retirement obligations at least annually. As a result, we reduced amortization expense by $10.9 million, $13.2 million and $0.1 million for 2019, 2018 and 2017, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The expected future payments for final capping, closure and post-closure as of December 31, 2019 follows:

2020	$75.8
2021	52.4
2022	69.8
2023	72.8
2024	87.1
Thereafter	6,267.9
$6,625.8
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2019 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2019 would be approximately $365 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2019	2018	2017
Environmental remediation liabilities, beginning of year	$540.2	$564.0	$602.9
Net additions charged to expense	(12.5)	5.0	0.4
Payments	(49.1)	(48.8)	(54.8)
Accretion expense (non-cash interest expense)	19.0	20.2	21.0
Acquisitions, net of divestitures and other adjustments	2.6	(0.2)	(5.5)
Environmental remediation liabilities, end of year	500.2	540.2	564.0
Less: current portion	(56.8)	(53.9)	(57.8)
Long-term portion	$443.4	$486.3	$506.2
The expected undiscounted future payments for remediation costs as of December 31, 2019 follows:

2020	$56.8
2021	67.0
2022	68.9
2023	61.4
2024	32.7
Thereafter	399.7
$686.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill.  During the year ended December 31, 2019, we paid $16.6 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2019, the remediation liability recorded for this site is $144.5 million, of which approximately $15 million is expected to be paid during 2020. We believe the remaining reasonably possible high end of our range would be approximately $163 million higher than the amount recorded as of December 31, 2019.
During 2019 and 2018, we collected insurance recoveries of $24.0 million and $40.0 million, respectively, related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations during the years ended December 31, 2019 and 2018.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.DEBT
The carrying value of our notes payable, finance leases and long-term debt as of December 31, 2019 and 2018 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		2019			2018
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$11.6	$—	$11.6	$33.4	$—	$33.4
June 2023	Variable	184.4	—	184.4	159.0	—	159.0
Senior notes:
September 2019	5.500	—	—	—	650.0	(0.9)	649.1
March 2020	5.000	850.0	(0.1)	849.9	850.0	(1.0)	849.0
November 2021	5.250	600.0	(0.8)	599.2	600.0	(1.2)	598.8
June 2022	3.550	850.0	(2.6)	847.4	850.0	(3.6)	846.4
May 2023	4.750	550.0	2.6	552.6	550.0	(5.5)	544.5
August 2024	2.500	900.0	(8.3)	891.7	—	—	—
March 2025	3.200	500.0	(3.6)	496.4	500.0	(4.3)	495.7
July 2026	2.900	500.0	(3.9)	496.1	500.0	(4.4)	495.6
November 2027	3.375	650.0	(5.2)	644.8	650.0	(5.9)	644.1
May 2028	3.950	800.0	(15.7)	784.3	800.0	(17.3)	782.7
March 2035	6.086	181.9	(13.9)	168.0	181.9	(14.4)	167.5
March 2040	6.200	399.9	(3.7)	396.2	399.9	(3.8)	396.1
May 2041	5.700	385.7	(5.3)	380.4	385.7	(5.3)	380.4
Debentures:
May 2021	9.250	35.3	(0.4)	34.9	35.3	(0.7)	34.6
September 2035	7.400	148.1	(33.0)	115.1	148.1	(33.8)	114.3
Tax-exempt:
2020 - 2049	1.200 - 1.500	1,122.4	(6.2)	1,116.2	1,042.4	(5.6)	1,036.8
Finance leases:
2020 - 2049	2.592 - 12.203	119.3	—	119.3	109.5	—	109.5
Total Debt		$8,788.6	$(100.1)	8,688.5	$8,445.2	$(107.7)	8,337.5
Less: current portion				(929.9)			(690.7)
Long-term portion				$7,758.6			$7,646.8

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future Maturities of Debt
Aggregate principal maturities of notes payable, finance leases and other long-term debt as of December 31, 2019 follow:

2020	$930.7
2021	770.2
2022	859.1
2023	922.6
2024	928.0
Thereafter	4,378.0
$8,788.6
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
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,696.9 million and $1,694.1 million as of December 31, 2019 and 2018, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2019 and December 31, 2018, we had $184.4 million and $159.0 million of borrowings under our Credit Facility, respectively. We had $351.4 million and $379.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2019 and 2018, respectively.
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. We had $11.6 million and $33.4 million of borrowings outstanding under our Uncommitted Credit Facility as of December 31, 2019 and 2018, respectively.
Senior Notes and Debentures
In August 2019, we issued $900.0 million of 2.500% senior notes due 2024 (the 2.500% Notes). We used the net proceeds from the 2.500% Notes to repay $650.0 million of 5.500% senior notes that matured in September 2019. The remaining proceeds were used to repay amounts outstanding under our unsecured credit facilities as well as for general corporate purposes.
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
Our senior notes are general senior unsecured obligations. Interest is payable semi-annually.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2019, these swap agreements have a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of December 31, 2019 and 2018, the interest rate swap agreements are reflected at their fair value of $10.7 million and $2.5 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets. We recognized net interest income of $1.0 million, $1.9 million and $4.8 million, respectively, during 2019, 2018 and 2017 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the year ended December 31, 2019, we recognized a loss of $7.5 million and for both of the years ended December 31, 2018 and 2017, we recognized gains of $5.0 million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate, with an offsetting gain of $8.1 million and offsetting losses of $5.4 million and $4.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, on the related interest rate swaps. The difference of these fair value changes for the years ended December 31, 2018 and 2017 was recorded directly in earnings as other income, net. In accordance with our adoption of ASU 2017-12, the difference of these fair value changes for the year ended December 31, 2019 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, see Note 18, Financial Instruments, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
Cash Flow Hedges
As of December 31, 2019 and 2018, our interest rate lock agreements had an aggregate notional value of $575.0 million and $725.0 million, respectively, with fixed interest rates ranging from 1.330% to 3.000% and 1.900% to 3.250%, respectively. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2019 through 2021. Upon the expected issuance of the senior notes, we will terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges.
The fair value of our interest rate locks was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of December 31, 2019 were assets of $3.6 million, which were recorded in prepaid expenses and other current assets in our consolidated balance sheet and liabilities of $15.7 million, which were recorded in other accrued liabilities and other long-term liabilities in our consolidated balance sheet. As of December 31, 2018, the aggregate fair values of the outstanding interest rate locks were assets of $10.3 million and were recorded in other assets in our consolidated balance sheet.
Total unrealized (loss) gain recognized in other comprehensive income for interest rate locks were $(30.2) million, $16.2 million and $0.7 million, net of tax, for the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019 and 2018, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive (loss) income of $(4.7) million and $11.2 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. We expect to amortize approximately $2.0 million of net interest expense over the next 12 months as a yield adjustment of our senior notes.
For further detail regarding the effect of our cash flow hedging on interest expense, see Note 18, Financial Instruments, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of December 31, 2019, the fair value of the Extended Interest Rate Swaps was a liability of $22.2 million which was included in other long-term liabilities in our consolidated balance sheet, and the fair value of the Offsetting Interest Rate Swaps was an asset of $2.9 million and was included in other assets in our consolidated balance sheet. For the year ended December 31, 2019, we recognized a loss of $3.4 million on the change in fair value of the Extended Interest Rate Swaps, with an offsetting gain of $2.9 million on the Offsetting Interest Rate Swaps. The change in fair value was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of December 31, 2019, we had $1,116.2 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. As of December 31, 2018, we had $1,036.8 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2019 to 2044. All of our tax-exempt financings are remarketed either quarterly or semi-annually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. To date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2019.
During the year ended December 31, 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings. In addition, during the three months ended December 31, 2019, we issued $50.0 million of variable-rate tax-exempt debt. The proceeds from the issuance were used to fund qualifying landfill-related capital expenditures in the state of California.
Finance Leases
We had finance lease liabilities of $119.3 million and $109.5 million as of December 31, 2019 and 2018, respectively, with maturities ranging from 2020 to 2049 and 2019 to 2046, respectively.
Interest Paid
Interest paid, excluding net swap settlements for our fair value hedges, was $346.8 million, $351.0 million and $326.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
10. LEASES
A summary of the lease classification on our consolidated balance sheet as of December 31, 2019 follows:

		December 31, 2019
Assets
Operating right-of-use lease assets	Other assets	$243.6
Finance lease assets	Property and equipment, net	134.8
Total lease assets		$378.4

Liabilities
Current
Operating	Other accrued liabilities	$51.5
Finance	Notes payable and current maturities of long-term debt	8.9
Long-term
Operating	Other long-term liabilities	212.5
Finance	Long-term debt, net of current maturities	110.4
Total lease liabilities		$383.3

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the lease cost reflected in our consolidated statements of income for the year ended December 31, 2019 follows:

		December 31, 2019
Operating lease cost
Fixed lease cost	Cost of operations	$41.6
Short-term lease cost	Cost of operations	37.0
Variable lease cost	Cost of operations	17.8
Finance lease cost
Amortization of leased assets	Depreciation amortization, and depletion	5.5
Interest on lease liabilities	Interest expense	7.5
Variable lease cost	Interest expense	5.6
Total lease cost		$115.0
As of December 31, 2019, maturities for operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2020	$44.5	$17.1	$61.6
2021	40.4	15.0	55.4
2022	35.3	15.8	51.1
2023	33.9	38.6	72.5
2024	29.7	11.7	41.4
Thereafter	132.2	124.9	257.1
Total lease payments	316.0	223.1	539.1
Less: interest	(52.0)	(103.8)	(155.8)
Present value of lease liabilities	$264.0	$119.3	$383.3
A summary of the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2019 follows:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	9.2
Finance leases	14.3
Weighted-average discount rate
Operating leases	3.9%
Finance leases	6.7%
Supplemental cash flow and other non-cash information for the year ended December 31, 2019 follows:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$97.3
Operating cash flows from finance leases	$13.1
Financing cash flows from finance leases	$6.3
Leased assets obtained in exchange for new finance lease liabilities	$15.9
Leased assets obtained in exchange for new operating lease liabilities	$47.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2019	2018	2017
Current:
Federal	$46.1	$128.9	$358.3
State	40.5	46.9	48.4
Deferred:
Federal	151.8	121.5	(388.1)
State	18.9	30.6	9.1
State deferred benefit - change in valuation allowance	(4.6)	(4.5)	9.6
Uncertain tax positions and interest, and other	(30.7)	(40.1)	(34.2)
Provision for income taxes	$222.0	$283.3	$3.1
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	4.2	4.5	3.0
Change in valuation allowance	(0.4)	(0.3)	(0.2)
Non-deductible expenses	1.7	1.9	1.8
Uncertain tax position taxes and interest	(0.3)	(0.5)	—
Investment tax credits	(6.5)	(3.8)	(1.0)
Change in U.S. Tax Law	—	—	(36.2)
Other, net	(2.6)	(1.3)	(2.2)
Effective income tax rate	17.1%	21.5%	0.2%
During 2019, we acquired non-controlling interests in limited liability companies established to construct solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in Loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2019 tax provision reflects a benefit of approximately $84 million due to the tax credits related to these investments. In addition, our 2019 tax provision was reduced by $13.4 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2018 tax returns and also reduced by $12.3 million due to excess tax benefits related to stock compensation.
Our 2018 tax provision was reduced by $12.1 million in excess tax benefits related to stock compensation, approximately $50 million related to the tax credits from our non-controlling interests in limited liability companies established to construct solar energy assets, and approximately $6 million due to the realization of tax credits and lower state rates due to changes in estimates following the completion of our 2017 tax returns.
Our 2017 tax provision was reduced by approximately $464 million due to the passage of the Tax Act. In addition, our 2017 tax provision was reduced by $19.6 million in excess tax benefits related to stock compensation, approximately $13 million related to the tax credits from non-controlling interests in limited liability companies established to construct solar energy assets, and approximately $9 million due to the resolution of various state and federal tax matters as well as the realization of tax credits and lower state tax rates due to changes in estimates following the completion of our 2016 tax returns.
We made income tax payments (net of refunds) of approximately $31 million, $210 million and $370 million for 2019, 2018 and 2017, respectively. Income taxes paid in 2019, 2018, and 2017 reflect the passage of the Tax Act which provided for 100% equipment deductions on qualified assets placed in service after September 27, 2017. Cash paid for income taxes (net of refunds) for 2019 was favorably affected by the 100% equipment deductions and tax credits related to our investments in solar energy assets.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net deferred income tax asset and liability as of December 31 follow:

	2019	2018
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(938.7)	$(799.9)
Difference between book and tax basis of intangible assets	(464.5)	(453.3)
Operating right-of-use lease assets	(67.2)	—
Basis difference due to redemption of partnership interests	(84.2)	(88.8)
Total liabilities	$(1,554.6)	$(1,342.0)
Deferred tax assets relating to:
Environmental reserves	$241.2	$253.2
Accruals not currently deductible	78.0	78.9
Net operating loss carryforwards	127.2	134.3
Difference between book and tax basis of other assets	18.6	13.7
Operating right-of-use lease liabilities	67.4	—
Other	12.8	12.9
Total assets	545.2	493.0
Valuation allowance	(67.6)	(73.5)
Net deferred tax asset	477.6	419.5
Net deferred tax liabilities	$(1,077.0)	$(922.5)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2019	2018	2017
Valuation allowance, beginning of year	$73.5	$72.4	$62.3
Additions charged to provision for income taxes	0.1	0.9	12.9
Deferred tax assets realized or written-off	(6.0)	(5.9)	(2.8)
Current year acquisitions	—	6.1	—
Other, net	—	—	—
Valuation allowance, end of year	$67.6	$73.5	$72.4
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
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $111 million available as of December 31, 2019. These state net operating loss carryforwards expire at various times between 2019 and 2039. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2019, we have provided a valuation allowance of approximately $67 million.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We are subject to income tax in the United States and Puerto Rico, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2015. However, we have filed a federal refund claim for the 2014 tax year that may be reviewed in future periods. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 to 2018.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2019	2018	2017
Balance at beginning of year	$104.9	$39.3	$46.1
Additions based on tax positions related to current year	—	—	—
Additions for tax positions of prior years	0.9	75.0	1.7
Reductions for tax positions of prior years	—	(2.3)	(8.0)
Reductions for tax positions resulting from lapse of statute of limitations	(0.2)	(5.1)	(0.5)
Settlements	(4.9)	(2.0)	—
Balance at end of year	$100.7	$104.9	$39.3
During 2019, 2018, and 2017, we resolved tax matters in various states which reduced our gross unrecognized tax benefits by $5.1 million, $9.5 million and $8.5 million, respectively.
Included in our gross unrecognized tax benefits as of December 31, 2019, 2018, and 2017 are $93.0 million, $96.3 million and $31.0 million, respectively, of unrecognized tax benefits (net of the federal benefit on state matters) that, if recognized, would affect our effective income tax rate in future periods. However, we are unable to estimate the resolution of these matters over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of approximately $4 million during 2019 and, in total as of December 31, 2019, have recognized a liability for penalties of $0.3 million and interest of $11.6 million.
During 2018, we accrued additional uncertain tax liabilities of approximately $63 million resulting from the filing of our 2017 tax returns and prior year amended tax returns that reflected uncertain tax positions. These additional liabilities for uncertain tax positions had no impact on our effective tax rate.
During 2018, we recorded interest expense of approximately $2 million and, in total as of December 31, 2018, had recognized a liability for penalties of $0.5 million and interest of $11.7 million. During 2017, we accrued interest of approximately $3 million and, in total as of December 31, 2017, had recognized a liability for penalties of $0.5 million and interest of $13.2 million.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
12.EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the 2007 Plan), and in May 2007 our shareholders ratified the 2007 Plan. In March 2011, our Board of Directors approved the Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated 2007 SIP), and in May 2011 our shareholders ratified the Amended and Restated 2007 SIP. In March 2013, our Board of Directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Republic Amended and Restated 2007 SIP), and in May 2013 our shareholders ratified the Republic Amended and Restated 2007 SIP (the 2007 Plan, the Amended and Restated 2007 SIP, and the Republic Amended and Restated 2007 SIP are collectively referred to in this Form 10-K as the Amended and Restated 2007 Stock Incentive Plan). We currently have 12.8 million shares of common stock reserved for future grants under the Amended and Restated 2007 Stock Incentive Plan.
In December 2008, our Board of Directors amended and restated the Republic Services, Inc. 2006 Incentive Stock Plan (formerly known as the Allied Waste Industries, Inc. 2006 Incentive Stock Plan) (the 2006 Plan). Allied’s shareholders approved the 2006 Plan in May 2006. The 2006 Plan was amended and restated in December 2008 to reflect Republic as the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
new sponsor of the 2006 Plan, to reflect that any references to shares of common stock are to shares of common stock of Republic, and to adjust outstanding awards and the number of shares available under the 2006 Plan to reflect the Allied acquisition. The 2006 Plan, as amended and restated, provided for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Awards granted under the 2006 Plan prior to December 5, 2008 became fully vested and non-forfeitable upon the closing of the Allied acquisition. No further awards will be made under the 2006 Plan.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2019, 2018 and 2017:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2016	1,823.8	$37.49
Granted	642.5	$59.87
Vested and issued	(602.5)	$36.26
Forfeited	(87.9)	$47.86
Unissued as of December 31, 2017	1,775.9	$45.48
Granted	467.4	$64.32
Vested and issued	(565.0)	$41.50
Forfeited	(85.7)	$54.84
Unissued as of December 31, 2018	1,592.6	$51.88
Granted	392.8	$75.11
Vested and issued	(409.8)	$50.40
Forfeited	(76.1)	$65.37
Unissued as of December 31, 2019	1,499.5	$57.63	0.9	$134.4
Vested and unissued as of December 31, 2019	573.7	$44.41
During the years ended December 31, 2019, 2018 and 2017, we awarded our non-employee directors 35,376, 36,885 and 47,913 RSUs, respectively, which vested upon issuance.
During the years ended December 31, 2019, 2018 and 2017, we awarded 328,142, 395,495 and 555,561 RSUs, respectively, to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years.
During the years ended December 31, 2019, 2018 and 2017, we granted an additional 29,273, 35,071 and 38,986 RSUs, respectively, as dividend equivalents.
The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During 2019, 2018 and 2017, compensation expense related to RSUs totaled $24.8 million, $24.4 million and $23.5 million, respectively. As of December 31, 2019, total unrecognized compensation expense related to outstanding RSUs was $39.1 million, which will be recognized over a weighted average period of 2.5 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2019, 2018 and 2017:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Unissued as of December 31, 2016	504.8	$44.40
Granted	316.1	$60.48
Vested and issued	—	$—
Forfeited	(22.2)	$53.79
Unissued as of December 31, 2017	798.7	$50.52
Granted	374.9	$62.26
Vested and issued	(150.7)	$39.05
Forfeited	(23.2)	$59.76
Unissued as of December 31, 2018	999.7	$55.77
Granted	356.1	$71.22
Vested and issued	(407.3)	$47.11
Forfeited	(29.3)	$67.77
Unissued as of December 31, 2019	919.2	$65.92
During the years ended December 31, 2019, 2018 and 2017, we awarded 156,931, 168,627 and 116,872 performance shares (PSUs) to our named executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2019, 2018 and 2017, we awarded 181,589, 187,036, and 183,908 PSUs to our employees other than our named executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2019, 2018 and 2017, we granted an additional 17,612, 19,204, and 15,330 PSUs, respectively, as dividend equivalents.
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
During 2019, 2018 and 2017, compensation expense related to PSUs totaled $22.5 million, $20.3 million, and $16.8 million, respectively. As of December 31, 2019, total unrecognized compensation expense related to outstanding PSUs was $19.3 million, which will be recognized over a weighted average period of 0.9 years.

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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2019 or 2018.
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
The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2019	2018
Accumulated benefit obligation	$218.0	$220.7
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$220.7	$242.8
Interest cost	8.9	8.2
Actuarial (gain) loss	19.0	(11.1)
Benefits paid	(30.6)	(19.2)
Projected benefit obligation at end of year	$218.0	$220.7
Change in plan assets:
Fair value of plan assets at beginning of year	$230.1	$256.9
Actual return on plan assets	29.0	(6.0)
Estimated expenses	(1.9)	(1.6)
Benefits paid	(30.6)	(19.2)
Fair value of plan assets at end of year	$226.6	$230.1
Over funded status	$8.6	$9.4
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$8.6	$9.4
Net amount recognized	$8.6	$9.4
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.06%	4.21%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2019 and 2018 were $20.8 million and $24.5 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2019	2018	2017
Components of net periodic benefit cost:
Interest cost	$8.9	$8.2	$9.3
Expected return on plan assets	(9.7)	(11.3)	(10.8)
Recognized net actuarial (gain)	(0.1)	(1.1)	(0.4)
Amortization of prior service cost	0.1	0.1	0.1
Net periodic benefit (income)	$(0.8)	$(4.1)	$(1.8)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.21%	3.55%	4.07%
Expected return on plan assets	5.20%	5.35%	5.36%
Rate of compensation increase	N/A	N/A	N/A
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
The following table summarizes our target asset allocation as of December 31, 2019 and the actual asset allocation as of December 31, 2019 and 2018 for our Plan:

	December 31, 2019	December 31, 2019	December 31, 2018
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation
Debt securities	82%	83%	83%
Equity securities	18	17	17
Total	100%	100%	100%
Asset allocations are reviewed and rebalanced periodically based on funded status. For 2020, the investment strategy for Plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 4.45%. While we believe we can achieve a long-term average return of 4.45%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Plan assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2019 and 2018:

		Fair Value Measurements Using
	Total as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$11.3	$11.3	$—	$—
Mutual funds	215.3	—	215.3	—
Total assets	$226.6	$11.3	$215.3	$—

		Fair Value Measurements Using
	Total as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$4.0	$4.0	$—	$—
Mutual funds	226.1	—	226.1	—
Total assets	$230.1	$4.0	$226.1	$—
Estimated future benefit payments for the next ten years under the Plan follow:

2020	$21.4
2021	$20.3
2022	$19.5
2023	$18.6
2024	$17.8
2025 through 2029	$72.7
Collective Bargaining Agreements
As of December 31, 2019, approximately 24% of our workforce was covered by collective bargaining agreements (CBAs), and approximately 4% of our workforce was covered by CBAs that will expire during 2020.
Multiemployer Pension Plans
We participate in multiemployer pension plans that generally provide retirement benefits to participants of contributing employers. We do not administer these plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.
Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either critical or endangered as those terms are defined in the Pension Protection Act (PPA). The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the PPA, we cannot determine the amount of assessments we may be subject to, if any. Accordingly, we cannot presently determine the effect that the PPA may have on our consolidated financial position, results of operations or cash flows.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2019 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $2.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2019 and 2018 is for the plans’ year ended September 30, or December 31, 2018 and 2017, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded, and plans in the safe green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject. There have been no significant changes that affect the comparability of the 2019, 2018 and 2017 contributions.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2018	2017	Implemented	2019	2018	2017	Imposed	of CBAs
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567	Safe	Safe	Implemented	$9.3	$9.7	$10.2	No	Various dates through 9/30/23
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	45.1	44.3	39.5	No	Various dates through 6/30/24
New England Teamsters & Trucking Industry Pension	04-6372430	Critical and Declining	Critical and Declining	Implemented	3.5	3.2	3.2	No	06/30/20
Midwest Operating Engineers Pension Fund	36-6140097	Endangered	Endangered	Implemented	2.4	2.1	2.2	No	Various dates through 5/31/21
Individually significant plans					60.3	59.3	55.1
All other plans	N/A	N/A	N/A	N/A	11.8	10.1	9.6	N/A
Total					$72.1	$69.4	$64.7
We are listed in the Form 5500 for Local 731 Private Scavengers and Garage Attendants Pension Trust Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2019.
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
Total expense recorded for matching 401(k) contributions in 2019, 2018 and 2017 was $55.7 million, $51.7 million and $46.8 million, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
when the deferral is elected. Payments of deferred amounts are made in either a lump sum or in annual installments over a period not exceeding 15 years.
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $118.0 million and $100.0 million as of December 31, 2019 and 2018, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $116.1 million and $96.0 million as of December 31, 2019 and 2018, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2019, 2018 and 2017, issuances under this plan totaled 107,522 shares, 117,153 shares and 113,941 shares, respectively. As of December 31, 2019, shares reserved for issuance to employees under this plan totaled 2.8 million and Republic held employee contributions of approximately $2.2 million for the purchase of common stock.
13.SHARE REPURCHASES AND DIVIDENDS
Share Repurchases
Share repurchase activity during the years ended December 31, 2019 and 2018 follows (in millions except per share amounts):

	2019	2018
Number of shares repurchased	4.9	10.7
Amount paid	$399.4	$736.9
Weighted average cost per share	$82.13	$69.06
As of December 31, 2019, there were no repurchased shares pending settlement.
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2019, the remaining authorized purchase capacity under our October 2017 repurchase program was $704.6 million.
Dividends
In October 2019, our Board of Directors approved a quarterly dividend of $0.405 per share. Cash dividends declared were $499.4 million, $468.4 million and $446.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we recorded a quarterly dividend payable of $129.2 million to shareholders of record at the close of business on January 2, 2020.
14.EARNINGS PER SHARE
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share for the years ended December 31, 2019, 2018, and 2017 are calculated as follows (in thousands, except per share amounts):

	2019	2018	2017
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$1,073,286	$1,036,898	$1,278,374
Weighted average common shares outstanding	321,058	326,897	337,051
Basic earnings per share	$3.34	$3.17	$3.79
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$1,073,286	$1,036,898	$1,278,374
Weighted average common shares outstanding	321,058	326,897	337,051
Effect of dilutive securities:
Options to purchase common stock	247	745	1,246
Unvested RSU awards	254	250	346
Unvested PSU awards	431	491	338
Weighted average common and common equivalent shares outstanding	321,990	328,383	338,981
Diluted earnings per share	$3.33	$3.16	$3.77
There were no antidilutive securities during the years ended December 31, 2019, 2018, and 2017.
15.SEGMENT REPORTING
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
Summarized financial information concerning our reportable segments for the years ended December 31, 2019, 2018 and 2017 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2019:
Group 1	$6,012.5	$(1,010.6)	$5,001.9	$493.8	$1,234.6	$551.3	$11,404.0
Group 2	6,007.2	(864.7)	5,142.5	503.7	961.4	555.0	9,448.9
Corporate entities	173.3	(18.3)	155.0	124.9	(408.8)	100.8	1,830.9
Total	$12,193.0	$(1,893.6)	$10,299.4	$1,122.4	$1,787.2	$1,207.1	$22,683.8
2018:
Group 1	$5,796.5	$(984.5)	$4,812.0	$484.9	$1,156.9	$515.8	$11,011.5
Group 2	5,928.0	(857.0)	5,071.0	493.7	938.5	452.5	8,999.2
Corporate entities	173.8	(15.9)	157.9	135.5	(359.6)	103.5	1,606.3
Total	$11,898.3	$(1,857.4)	$10,040.9	$1,114.1	$1,735.8	$1,071.8	$21,617.0
2017:
Group 1	$5,961.3	$(1,085.0)	$4,876.3	$477.1	$1,135.1	$529.5	$10,734.3
Group 2	5,844.8	(928.4)	4,916.4	508.8	945.9	361.1	8,855.4
Corporate entities	265.0	(16.2)	248.8	130.2	(412.5)	99.2	1,557.3
Total	$12,071.1	$(2,029.6)	$10,041.5	$1,116.1	$1,668.5	$989.8	$21,147.0
Financial information for the year ended December 31, 2017 reflects the transfer of certain areas between our two field groups.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
16.REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and environmental services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2019		2018		2017
Collection:
Residential	$2,271.9	22.1%	$2,236.5	22.3%	$2,285.7	22.8%
Small-container	3,170.0	30.8	3,059.1	30.5	2,995.6	29.8
Large-container	2,249.6	21.8	2,184.7	21.8	2,087.9	20.8
Other	46.1	0.4	43.8	0.4	44.2	0.4
Total collection (1)	7,737.6	75.1	7,524.1	75.0	7,413.4	73.8
Transfer	1,318.6		1,244.9		1,209.5
Less: intercompany	(748.0)		(713.8)		(703.8)
Transfer, net	570.6	5.5	531.1	5.3	505.7	5.0
Landfill	2,328.8		2,291.7		2,224.3
Less: intercompany	(1,028.7)		(1,020.8)		(985.5)
Landfill, net	1,300.1	12.6	1,270.9	12.6	1,238.8	12.3
Environmental services	191.8	1.9	194.7	1.9	149.0	1.5
Other:
Recycling processing and commodity sales (2)	273.2	2.7	297.8	3.0	539.2	5.4
Other non-core	226.1	2.2	222.3	2.2	195.4	2.0
Total other	499.3	4.9	520.1	5.2	734.6	7.4
Total revenue	$10,299.4	100.0%	$10,040.9	100.0%	$10,041.5	100.0%
(1) In accordance with our adoption of the new revenue recognition standard, municipal franchise fees are presented as a reduction to revenue for the years ended December 31, 2019 and 2018. Similar fees are presented as a cost of operations for the year ended December 31, 2017.
(2) In accordance with our adoption of the new revenue recognition standard, rebates paid to customers associated with recycled commodities are presented as a reduction to revenue for the years ended December 31, 2019 and 2018. Similar costs are presented as a cost of operations for the year ended December 31, 2017.
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
See Note 15, Segment Reporting, for additional information regarding revenue by reportable segment.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees received for collection services are based primarily on the market, collection frequency, type of service, type and volume or weight of the waste collected, the distance to the disposal facility and the cost of disposal.
In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2018 was recognized as revenue during the year ended December 31, 2019 when the service was performed. Our large-container customers are typically billed on a monthly basis based on the nature of the services provided during the period.
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
Transfer Services
Revenue at our transfer stations is primarily generated by charging tipping or disposal fees. The fees received for transfer services are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume and nature of the waste accepted at the transfer station.
Landfill Services
Revenue at our landfills is primarily generated by charging tipping fees to third parties based on the volume disposed and the nature of the waste. In general, fees are variable in nature and revenue is recognized at the time the waste is disposed at the facility.
Environmental Services
Environmental services waste is generated from the by-products of oil and natural gas exploration and production activity. Additionally, it is generated by the daily operations of industrial, petrochemical and refining facilities, including maintenance, plant turnarounds and capital projects. Environmental Services revenue is primarily generated through the disposal of non-hazardous solid and liquid waste and in-plant services, such as transportation and logistics. Activity for this service line varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these agreements is variable in nature and primarily based on the volume of waste accepted or processed during the period.
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
Revenue Recognition
Our service obligations of a long-term nature, e.g., certain solid waste collection service contracts, are satisfied over time, and we recognize revenue based on the value provided to the customer during the period. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of waste collected, transported and disposed, and the nature of the waste accepted. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of December 31, 2019 and 2018, we recognized $83.1 million and $89.2 million, respectively, of deferred contract costs and capitalized sales commissions. During the years ended December 31, 2019 and 2018, we amortized $11.8 million and $11.1 million, respectively, of capitalized sales commissions to selling, general and administrative expenses, and $6.2 million and $5.9 million, respectively, of other deferred contract costs as a reduction of revenue.
17.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the years ended December 31, 2019, 2018 and 2017 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Total
Balance as of December 31, 2016	$(3.3)	$17.5	$14.2
Other comprehensive income (loss) before reclassifications	(0.6)	3.7	3.1
Amounts reclassified from accumulated other comprehensive loss	5.3	—	5.3
Net current-period other comprehensive income	4.7	3.7	8.4
Balance as of December 31, 2017	1.4	21.2	22.6
Other comprehensive income (loss) before reclassifications	18.5	(6.5)	12.0
Amounts reclassified from accumulated other comprehensive loss	(3.8)	—	(3.8)
Net current period other comprehensive income (loss)	14.7	(6.5)	8.2
Balance as of December 31, 2018	16.1	14.7	30.8
Other comprehensive loss before reclassifications	(30.2)	(2.5)	(32.7)
Amounts reclassified from accumulated other comprehensive income	1.0	—	1.0
Net current period other comprehensive loss	(29.2)	(2.5)	(31.7)
Adoption of accounting standard	(0.6)	3.7	3.1
Balance as of December 31, 2019	$(13.7)	$15.9	$2.2
A summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components	2019	2018	2017	Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Recycling commodity hedges	$—	$1.1	$(2.8)	Revenue
Fuel hedges	—	4.3	(3.3)	Cost of operations
Terminated interest rate locks	(1.4)	(0.3)	(2.7)	Interest expense
Total before tax	(1.4)	5.1	(8.8)
Tax expense	0.4	(1.3)	3.5
Total (loss) gain reclassified into earnings, net of tax	$(1.0)	$3.8	$(5.3)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.FINANCIAL INSTRUMENTS
The effect of our derivative instruments in fair value and cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 follows (in millions):

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2019	2018	2017
	Interest Expense	Interest Expense	Interest Expense

Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(392.0)	$(383.8)	$(361.9)

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$1.0	$1.9	$4.8
Net periodic earnings(1)	$0.6	$(0.4)	$0.9
Gain (loss) on cash flow hedging relationships:
Interest rate swap locks:
Amount of gain (loss) reclassified from AOCI into income, net of tax	$(1.0)	$3.8	$(5.3)
(1) During 2018 and 2017 (prior to adoption of ASU 2017-12), all net periodic earnings for fair value hedges were recorded to other income, net. To align the effect of the hedging relationship with the activity of the hedged item, beginning January 1, 2019, all net periodic earnings on fair value hedges are presented within interest expense in our consolidated statements of income.

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
As of December 31, 2019 and 2018, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2019
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	51.6	51.6	—	51.6	—
Interest rate locks - prepaid expenses and other current assets	3.6	3.6	—	3.6	—
Interest rate swaps - other assets	10.7	10.7	—	10.7	—
Other derivative assets - other assets	2.9	2.9	—	2.9	—
Total assets	$111.8	$111.8	$43.0	$68.8	$—
Liabilities:
Other derivative liabilities - other long term liabilities	$22.2	$22.2	$—	$22.2	$—
Interest rate locks - other accrued liabilities and other long-term liabilities	15.7	15.7	—	15.7	—
Contingent consideration - other accrued liabilities and other long-term liabilities	72.0	72.0	—	—	72.0
Total liabilities	$109.9	$109.9	$—	$37.9	$72.0

	December 31, 2018
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$37.1	$37.1	$37.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	47.8	47.8	—	47.8	—
Interest rate swaps - other assets	2.5	2.5	—	2.5	—
Interest rate locks - other assets	10.3	10.3	—	10.3	—
Total assets	$97.7	$97.7	$37.1	$60.6	$—
Liabilities:
Contingent consideration - other long-term liabilities	$71.4	$71.4	$—	$—	$71.4
Total liabilities	$71.4	$71.4	$—	$—	$71.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Debt
As of December 31, 2019, the carrying value of our total debt was $8.7 billion and the fair value of our total debt was $9.4 billion. As of December 31, 2018, the carrying value of our total debt was $8.3 billion and the fair value of our total debt was $8.7 billion. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2019 and December 31, 2018. See Note 9, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2019, the Sonoma contingent consideration represents the fair value of $65.5 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $75 million and $165 million. During 2019, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of December 31, 2019, the contingent consideration of $4.0 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. During 2019, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
In June 2019, we recognized additional contingent consideration associated with the acquisition of a collection business. As of December 31, 2019, the contingent consideration of $2.5 million represents the fair value of amounts payable to the seller based on annual volume of tons collected from certain customers of the business. During 2019, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
19. COMMITMENTS AND CONTINGENCIES
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $21 million relating to our outstanding legal proceedings as of December 31, 2019. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $15 million higher than the amount recorded as of December 31, 2019.
Unconditional Purchase Commitments
Royalties
We have entered into agreements to pay royalties to prior landowners, lessors or host communities, based on, among other things, revenue received and waste tonnage disposed at specified landfills. These royalties are generally payable quarterly and

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2019 are as follows:

2020	$132.5
2021	90.9
2022	62.8
2023	39.5
2024	38.1
Thereafter	266.1
$629.9
Cash and Cash Equivalents and Restricted Cash and Marketable Securities
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statements of cash flows are reconciled as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$47.1	$70.5	$83.3
Restricted cash and marketable securities	179.4	108.1	141.1
Less: restricted marketable securities	(49.1)	(45.3)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$177.4	$133.3	$179.1
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills, restricted cash and marketable securities related to our insurance obligations, and restricted cash related to a payment for a certain maturing tax-exempt financing.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2019	2018
Payment for maturing tax-exempt financing	$49.4	$—
Capping, closure and post-closure obligations	30.6	29.5
Insurance	99.4	78.6
Total restricted cash and marketable securities	$179.4	$108.1
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2019	2018
Letters of credit	$449.7	$474.2
Surety bonds	$3,460.8	$3,442.4
We had $351.4 million and $379.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2019 and 2018, respectively. Surety bonds subject to expiration will expire on various dates through 2026.
These financial instruments are issued in the normal course of business and are not classified as debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the solid waste industry. We account for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,330.7 million were outstanding as of December 31, 2019. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and letters of credit. There were no letters of credit outstanding as of December 31, 2019 and 2018 associated with these reimbursement obligations.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Revenue (1)	$2,470.6	$2,605.3	$2,646.9	$2,576.7
Operating income	$422.8	$437.4	$467.8	$459.2
Net income	$234.9	$250.9	$298.0	$290.0
Net income attributable to Republic Services, Inc.	$234.2	$251.5	$298.3	$289.3
Diluted earnings per common share	$0.72	$0.78	$0.93	$0.90
2018:
Revenue (1)	$2,427.5	$2,517.8	$2,565.7	$2,530.0
Operating income(1)	$404.2	$408.2	$440.3	$483.3
Net income	$237.9	$235.7	$262.9	$301.1
Net income attributable to Republic Services, Inc. (1)	$237.7	$234.9	$263.4	$301.0
Diluted earnings per common share	$0.72	$0.71	$0.81	$0.92
(1) Line items in these rows do not total to amounts reported in the consolidated financial statements due to rounding.
During the fourth quarter of 2019 and 2018, we recorded a reduction to remediation expense of $24.0 million and $40.0 million, respectively, related to insurance recoveries at our closed Bridgeton Landfill.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2019, based on the specified criteria.

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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In July 2019, we acquired all of the issued and outstanding shares of Southern Tank Leasing, Inc., Tidal Tank, Inc. and Bealine Service Company, Inc. (collectively Sprint). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of December 31, 2019 did not include an assessment of internal control over financial reporting as it relates to the Sprint acquisition. We will continue the process of implementing internal controls over financial reporting for Sprint. As of December 31, 2019, assets excluded from management's assessment totaled $134.1 million and contributed less than 1% of revenue to our audited consolidated financial statements for the year ended December 31, 2019.
ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings Proposal 1 - Election of Directors, Biographical Information Regarding Directors/Nominees, Board of Directors and Corporate Governance Matters, Delinquent Section 16(a) Reports, and Executive Officers in the Proxy Statement for the 2020 Annual Meeting of Shareholders.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings Executive Compensation and Director Compensation in the Proxy Statement for the 2020 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings Security Ownership of Five Percent Shareholders and Security Ownership of the Board of Directors and Management in the Proxy Statement for the 2020 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2019 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	2.6	$36.19	31.2
Equity compensation plans not approved by security holders	—	—	—
Total	2.6	$36.19	31.2
 ____________
(a)Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan and our 2018 Employee Stock Purchase Plan (ESPP).
(b)Includes 0.4 million stock options, 1.5 million shares underlying restricted stock units, 0.7 million shares underlying performance shares, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.
(c)Excludes restricted stock units and performance shares as these awards do not have exercise prices.
(d)The shares remaining available for future issuances include 12.8 million shares under our Amended and Restated 2007 Stock Incentive Plan and 2.8 million shares under our ESPP.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings Board of Directors and Corporate Governance Matters and Certain Relationships and Related Party Transactions in the Proxy Statement for the 2020 Annual Meeting of Shareholders.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading Audit and Related Fees in the Proxy Statement for the 2020 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

4.4	Third Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 4.750% Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.5	Fourth Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.700% Notes due 2041 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.6	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.7	First Supplemental Indenture, dated as of November 25, 2009, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 5.25% Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.8	Second Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 5.00% Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.9	Third Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 6.20% Notes due 2040 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).

Exhibit Number	Description
4.10	Indenture, dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 21, 2012).
4.11	First Supplemental Indenture, dated as of May 21, 2012, to the Indenture dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, including the form of 3.55% Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 21, 2012).
4.12	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).
4.13	First Supplemental Indenture, dated as of July 30, 1999, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).
4.14	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Restated Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.15	Third Supplemental Indenture, dated as of December 5, 2008, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.16	Fourth Supplemental Indenture, dated as of March 11, 2015, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.20% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2015).
4.17	Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).
4.18	Sixth Supplemental Indenture, dated as of November 16, 2017, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2017).
4.19	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
4.20	Credit Agreement, dated as of June 8, 2018, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Ling Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 11, 2018).
4.21	Seventh Supplemental Indenture, dated as of May 14, 2018, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.950% Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2018).
4.22	Limited consent (2018 Credit Agreement), dated as of August 21, 2019, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.23*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.24	Eighth Supplemental Indenture, dated as of August 7, 2019, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.500% Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 1, 2019).
10.1+	Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.2+	Amendment to the Republic Services, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Description
10.3+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.4+	Form of Stock Option Agreement under the Republic Services, Inc. 2007 Stock Incentive Plan (for awards prior to October 28, 2011) (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.5+	Form of Non-NEO Stock Option Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.6+	Form of NEO Stock Option Agreement under the Republic Services, Inc. 2007 Amended and Restated Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.7+	Form of Non-NEO Restricted Stock Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.8+	Form of NEO Restricted Stock Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after October 28, 2011) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.9+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.10+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.11+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.12+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the Commission on October 27, 2010).
10.13+	Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.14+	Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).
10.15+	Employment Agreement, effective as of October 29, 2013, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.16+	Amended and Restated Employment Agreement, effective December 8, 2008, by and between Jeffrey A. Hughes and Republic Services, Inc. (incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.17+	Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.18+	First Amendment to the Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.19+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.2 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.20+	First Amendment, dated as of December 5, 2006, to the Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, dated as of July 27, 2006 (incorporated by reference to Exhibit 10.47 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit Number	Description
10.21+	Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan, effective October 24, 2007 (incorporated by reference to Exhibit 10.122 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.22+	Republic Services, Inc. 2006 Incentive Stock Plan (f/k/a Amended and Restated Allied Waste Industries, Inc. 2006 Incentive Stock Plan), as amended and restated effective December 5, 2008 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.23+	Form of Nonqualified Stock Option Agreement under the Allied Waste Industries, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of Allied’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.24+	Form of Indemnity Agreement between Allied Waste Industries, Inc. and legacy Allied directors (incorporated by reference to Exhibit 10.19 of Allied’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.25+	Republic Services, Inc. Executive Separation Policy, as amended as of March 29, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.26+	Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.27+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.28+	Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.29+	Offer Letter, dated August 22, 2014, by and between Charles F. Serianni and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 25, 2014).
10.30+	Clawback Policy, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 30, 2014).
10.31+	First Amendment to the Employment Agreement, dated December 23, 2014, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2014).
10.32+	Form of Performance Share Agreement, adopted January 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.33+	Form of Employee Restricted Stock Unit Agreement - Senior Executive, adopted January 7, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.34+	Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).
10.35+	Agreement, entered into July 11, 2016, by and between Michael P. Rissman and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 12, 2016).
10.36+	Separation agreement, entered into June 23, 2016, by and between Robert A. Maruster and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 24, 2016).
10.37+	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.38+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective June 13, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.39+	Offer Letter, dated April 29, 2019, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

Exhibit Number	Description
10.40+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.41+	Offer Letter, dated April 29, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.42+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+ Indicates a management or compensatory plan or arrangement.
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this Form 10-K certain long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.
ITEM 16.FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 13, 2020	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020
Donald W. Slager

/s/ CHARLES F. SERIANNI	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2020
Charles F. Serianni

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2020
Brian A. Goebel

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 13, 2020
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 13, 2020
Tomago Collins

/s/ THOMAS W. HANDLEY	Director	February 13, 2020
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 13, 2020
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 13, 2020
Michael Larson

/s/ KIM S. PEGULA	Director	February 13, 2020
Kim S. Pegula

/s/ RAMON A. RODRIGUEZ	Director	February 13, 2020
Ramon A. Rodriguez

/s/ JAMES P. SNEE	Director	February 13, 2020
James P. Snee

/s/ JOHN M. TRANI	Director	February 13, 2020
John M. Trani

/s/ SANDRA M. VOLPE	Director	February 13, 2020
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 13, 2020
Katharine B. Weymouth