Form 10-Q
period 2020-06-30
REPUBLIC SERVICES, INC.
filed 2020-08-07
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2020, the registrant had outstanding 318,493,338 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 35,787,916).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$269.7	$47.1
Accounts receivable, less allowance for doubtful accounts and other of $34.3 and $34.0, respectively	1,066.5	1,125.9
Prepaid expenses and other current assets	232.6	433.0
Total current assets	1,568.8	1,606.0
Restricted cash and marketable securities	142.6	179.4
Property and equipment, net	8,499.1	8,383.5
Goodwill	11,673.5	11,633.4
Other intangible assets, net	126.7	133.9
Other assets	815.6	747.6
Total assets	$22,826.3	$22,683.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$657.4	$777.9
Notes payable and current maturities of long-term debt	60.0	929.9
Deferred revenue	334.6	336.0
Accrued landfill and environmental costs, current portion	128.1	132.6
Accrued interest	68.4	74.0
Other accrued liabilities	817.6	814.2
Total current liabilities	2,066.1	3,064.6
Long-term debt, net of current maturities	8,598.0	7,758.6
Accrued landfill and environmental costs, net of current portion	1,724.1	1,703.2
Deferred income taxes and other long-term tax liabilities, net	1,186.8	1,180.6
Insurance reserves, net of current portion	274.5	276.5
Other long-term liabilities	745.9	579.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 354.1 and 353.3 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	5,026.6	4,994.8
Retained earnings	5,529.2	5,317.3
Treasury stock, at cost; 35.9 and 34.5 shares, respectively	(2,315.7)	(2,199.6)
Accumulated other comprehensive income (loss), net of tax	(16.5)	2.2
Total Republic Services, Inc. stockholders’ equity	8,227.1	8,118.2
Non-controlling interests in consolidated subsidiary	3.8	2.7
Total stockholders’ equity	8,230.9	8,120.9
Total liabilities and stockholders’ equity	$22,826.3	$22,683.8
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,454.4	$2,605.3	$5,008.3	$5,075.9
Expenses:
Cost of operations	1,468.1	1,617.0	3,018.2	3,123.1
Depreciation, amortization and depletion	269.1	264.2	537.7	515.8
Accretion	20.8	20.5	41.7	40.9
Selling, general and administrative	262.1	264.5	539.2	530.9
Withdrawal costs - multiemployer pension funds	31.6	—	35.9	—
Loss on business divestitures and impairments, net	5.3	0.2	1.4	0.5
Restructuring charges	2.2	1.5	6.0	4.5
Operating income	395.2	437.4	828.2	860.2
Interest expense	(91.6)	(98.5)	(188.2)	(198.9)
Loss from unconsolidated equity method investments	(9.4)	(11.5)	(22.6)	(23.1)
Interest income	3.3	1.4	3.6	3.3
Other income (loss), net	2.6	(0.2)	1.7	(0.1)
Income before income taxes	300.1	328.6	622.7	641.4
Provision for income taxes	73.8	77.7	149.6	155.6
Net income	226.3	250.9	473.1	485.8
Net (income) loss attributable to non-controlling interests in consolidated subsidiary	(0.8)	0.6	(1.3)	(0.1)
Net income attributable to Republic Services, Inc.	$225.5	$251.5	$471.8	$485.7
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.71	$0.78	$1.48	$1.51
Weighted average common shares outstanding	319.0	321.7	319.3	322.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.71	$0.78	$1.47	$1.50
Weighted average common and common equivalent shares outstanding	319.6	322.8	319.9	323.1
Cash dividends per common share	$0.405	$0.375	$0.810	$0.750
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$226.3	$250.9	$473.1	$485.8
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss (gain) reclassified into earnings	1.2	(0.2)	2.0	(0.3)
Unrealized loss	(0.1)	(19.9)	(22.3)	(31.2)
Pension activity:
Change in funded status of pension plan obligations	—	(0.8)	1.6	(0.8)
Other comprehensive income (loss), net of tax	1.1	(20.9)	(18.7)	(32.3)
Comprehensive income	227.4	230.0	454.4	453.5
Comprehensive (income) loss attributable to non-controlling interests	(0.8)	0.6	(1.3)	(0.1)
Comprehensive income attributable to Republic Services, Inc.	$226.6	$230.6	$453.1	$453.4
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2019	353.3	$3.5	$4,994.8	$5,317.3	(34.5)	$(2,199.6)	$2.2	$2.7	$8,120.9
Net income	—	—	—	246.3	—	—	—	0.5	246.8
Other comprehensive loss	—	—	—	—	—	—	(19.8)	—	(19.8)
Cash dividends declared	—	—	—	(128.9)	—	—	—	—	(128.9)
Issuances of common stock	0.7	—	7.5	—	(0.2)	(17.0)	—	—	(9.5)
Stock-based compensation	—	—	10.8	(1.1)	—	—	—	—	9.7
Purchase of common stock for treasury	—	—	—	—	(1.2)	(98.8)	—	—	(98.8)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2020	354.0	3.5	5,013.1	5,433.6	(35.9)	(2,315.4)	(17.6)	3.0	8,120.2
Net income	—	—	—	225.5	—	—	—	0.8	226.3
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(129.0)	—	—	—	—	(129.0)
Issuances of common stock	0.1	—	3.1	—	—	(0.3)	—	—	2.8
Stock-based compensation	—	—	10.4	(0.9)	—	—	—	—	9.5
Balance as of June 30, 2020	354.1	$3.5	$5,026.6	$5,529.2	(35.9)	$(2,315.7)	$(16.5)	$3.8	$8,230.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (CONTINUED)
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2018	351.9	$3.5	$4,924.9	$4,750.5	(29.4)	$(1,782.6)	$30.8	$2.4	$7,929.5
Adoption of accounting standard, net of tax	—	—	—	(3.1)	—	—	3.1	—	—
Net income	—	—	—	234.2	—	—	—	0.7	234.9
Other comprehensive loss	—	—	—	—	—	—	(11.4)	—	(11.4)
Cash dividends declared	—	—	—	(120.7)	—	—	—	—	(120.7)
Issuances of common stock	0.9	—	7.7	—	(0.2)	(16.8)	—	—	(9.1)
Stock-based compensation	—	—	12.0	(1.1)	—	—	—	—	10.9
Purchase of common stock for treasury	—	—	—	—	(1.5)	(111.5)	—	—	(111.5)
Balance as of March 31, 2019	352.8	3.5	4,944.6	4,859.8	(31.1)	(1,910.9)	22.5	3.1	7,922.6
Net income	—	—	—	251.5	—	—	—	(0.6)	250.9
Other comprehensive loss	—	—	—	—	—	—	(20.9)	—	(20.9)
Cash dividends declared	—	—	—	(120.2)	—	—	—	—	(120.2)
Issuances of common stock	0.2	—	6.3	—	—	(0.3)	—	—	6.0
Stock-based compensation	—	—	9.8	(0.9)	—	—	—	—	8.9
Purchase of common stock for treasury	—	—	—	—	(1.1)	(91.9)	—	—	(91.9)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2019	353.0	$3.5	$4,960.7	$4,990.2	(32.2)	$(2,003.1)	$1.6	$2.3	$7,955.2
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2020	2019
Cash provided by operating activities:
Net income	$473.1	$485.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	579.4	556.7
Non-cash interest expense	30.9	23.3
Stock-based compensation	19.4	20.1
Deferred tax provision	11.4	40.3
Provision for doubtful accounts, net of adjustments	15.9	15.9
Gain on disposition of assets and asset impairments, net	(1.3)	(0.2)
Withdrawal costs - multiemployer pension funds	35.9	—
Environmental adjustments	(0.4)	(10.3)
Loss from unconsolidated equity method investments	22.6	23.1
Other non-cash items	(2.6)	(0.8)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	45.5	(53.0)
Prepaid expenses and other assets	192.1	101.3
Accounts payable	(60.8)	12.8
Capping, closure and post-closure expenditures	(23.2)	(23.8)
Remediation expenditures	(28.3)	(17.8)
Other liabilities	23.9	(37.8)
Cash provided by operating activities	1,333.5	1,135.6
Cash used in investing activities:
Purchases of property and equipment	(654.7)	(588.7)
Proceeds from sales of property and equipment	12.3	7.9
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(95.1)	(178.9)
Cash received from business divestitures	26.8	(0.2)
Purchases of restricted marketable securities	(16.2)	(8.2)
Sales of restricted marketable securities	5.6	7.8
Other	(0.5)	(2.3)
Cash used in investing activities	(721.8)	(762.6)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	2,441.0	2,284.2
Proceeds from issuance of senior notes, net of discount and fees	985.5	—
Payments of notes payable and long-term debt and senior notes	(3,493.9)	(2,194.2)
Issuances of common stock, net	(6.7)	(3.1)
Purchases of common stock for treasury	(98.8)	(202.5)
Cash dividends paid	(257.9)	(241.7)
Distributions paid to non-controlling interests in consolidated subsidiary	(0.2)	(0.2)
Contingent consideration payments	(7.4)	(5.1)
Cash used in financing activities	(438.4)	(362.6)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	173.3	10.4
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	177.4	133.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$350.7	$143.7
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
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (COVID-19) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted at this time. An extended period of economic disruption associated with the COVID-19 pandemic could materially and adversely affect our business, results of operations, access to sources of liquidity and financial condition.
Both national and local government agencies have implemented steps with the intent to slow the spread of the virus, including shelter-in-place orders and the mandatory shutdown of certain businesses. During this time, we continued to provide essential services to our customers. In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April and gradually improved thereafter as local economies began to gradually reopen and customers began to resume service.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The demand for our environmental services business depends on the continued demand for, and production of, oil and natural gas in certain shale basins located in the United States. During the six months ended June 30, 2020, the value of crude oil and natural gas declined to historic lows, resulting in a decrease in rig counts and drilling activity that led to a year-over-year decrease in revenue from our environmental services business. Further declines in the level of production activity may result in an unfavorable change to the long-term strategic outlook for our environmental services business that could result in the recognition of impairment charges on intangible assets and property and equipment associated with this business. On at least a quarterly basis, we will continue to monitor the effect of the evolving COVID-19 pandemic on our business and review our estimates for recoverability of assets used in certain of our operations that are related to strategic investments.
In April 2020, we launched our Committed to Serve initiative which was intended to help our employees, customers and communities across the United States. We committed $20 million to support frontline employees and their families, as well as small business customers in the local communities we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs, which we refer to as business resumption costs, are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. We also incurred incremental costs for expanding certain aspects of our existing healthcare programs and guaranteeing certain frontline employees a minimum hourly work week regardless of service decreases. We expect to incur similar costs throughout 2020, and potentially into future years. The magnitude of the costs we expect to incur throughout the remainder of the year cannot be predicted at this time due to the various uncertainties surrounding the pandemic (e.g., its duration and spread).
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
Credit Losses
Effective January 1, 2020, we adopted ASU 2016-13, Credit Losses Topic 326 (ASU 2016-13 or the new credit losses standard) using the modified retrospective approach. The comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods. The new credit losses standard amends the impairment model to use a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Our adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2020, and we did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2020.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The consolidated statement of income for the six months ended June 30, 2020 reflects the measurement of credit losses for newly recognized financial assets as well as any changes to historical financial assets. The following table reflects the activity in our allowance for doubtful accounts during the six months ended June 30, 2020.

Allowance for Doubtful Accounts and Other
Balance as of December 31, 2019	$34.0
Additions charged to expense	15.9
Accounts written-off	(15.6)
Balance as of June 30, 2020	$34.3
We continue to apply our historical loss rate assumptions and reserve against outstanding balances on an account-specific basis as we assess the collectability of our receivables. In certain situations, we may offer credit extensions to our customers as they navigate the uncertain economic environment brought about by the COVID-19 pandemic. In accordance with our accounting policy, we are actively monitoring the credit risk of our specific customers, age of receivables outstanding, recent collection trends and general economic conditions to evaluate the risk of credit loss.
Fair Value Measurement
Effective January 1, 2020, we adopted the FASB's ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 intends to increase the consistency and comparability of fair value measurements used in financial reporting through eliminating, modifying, and adding certain disclosure requirements within Topic 820. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2020.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the six months ended June 30, 2020 and 2019. The purchase price for these business acquisitions and the allocations of the purchase price follows:

	2020	2019
Purchase price:
Cash used in acquisitions, net of cash acquired	$71.2	$152.6
Contingent consideration	—	1.6
Holdbacks	4.7	14.1
Fair value, future minimum finance lease payments	0.3	0.7
Total	$76.2	$169.0
Allocated as follows:
Accounts receivable	$2.9	$7.3
Property and equipment	24.7	36.6
Operating right-of-use lease assets	0.2	—
Other assets	0.2	5.3
Accounts payable	(1.1)	(3.0)
Environmental remediation liabilities	(1.5)	—
Operating right-of-use lease liabilities	(0.2)	—
Other liabilities	(1.6)	(5.5)
Fair value of tangible assets acquired and liabilities assumed	23.6	40.7
Excess purchase price to be allocated	$52.6	$128.3
Excess purchase price allocated as follows:
Other intangible assets	$3.6	$28.4
Goodwill	49.0	99.9
Total allocated	$52.6	$128.3
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
Investments
In 2020, we continued to acquire non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $24.5 million and $13.8 million, which were recorded to other assets in our June 30, 2020 and 2019 consolidated balance sheets, respectively. During the three and six months ended June 30, 2020, we reduced the carrying value of these investments by $9.4 million and $22.6 million, respectively, and during the three and six months ended June 30, 2019, we reduced the carrying value of these investments by $11.5 million and $23.1 million, respectively, as a result of tax credits allocated to us, cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements.
Restructuring Charges
In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. During the three and six months ended June 30, 2020, we incurred restructuring charges of $2.2 million and $6.0 million, respectively, and during the three and six months ended June 30, 2019, we incurred restructuring charges of $1.5 million and $4.5 million, respectively, that primarily related to these restructuring efforts. During the six months ended June 30, 2020 and 2019, we paid $6.2 million and $6.5 million, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In July 2020, we eliminated certain positions, primarily related to our back-office support functions, in response to the COVID-19 pandemic. During the remainder of 2020, we expect to incur additional restructuring charges of approximately $15 million primarily related to employee severance costs and the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2019	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of June 30, 2020
Group 1	$6,235.6	$10.8	$—	$(0.4)	$6,246.0
Group 2	5,397.8	38.2	(12.5)	4.0	5,427.5
Total	$11,633.4	$49.0	$(12.5)	$3.6	$11,673.5
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 17 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of June 30, 2020
	Balance as of December 31, 2019	Acquisitions	Adjustments and Other	Balance as of June 30, 2020	Balance as of December 31, 2019	Additions Charged to Expense	Adjustments and Other	Balance as of June 30, 2020
Customer relationships	$733.8	$2.0	$—	$735.8	$(623.0)	$(8.3)	$—	$(631.3)	$104.5
Non-compete agreements	45.3	1.6	(0.2)	46.7	(35.3)	(1.9)	0.1	(37.1)	9.6
Other intangible assets	58.2	—	(0.7)	57.5	(45.1)	(0.2)	0.4	(44.9)	12.6
Total	$837.3	$3.6	$(0.9)	$840.0	$(703.4)	$(10.4)	$0.5	$(713.3)	$126.7

We evaluate goodwill for impairment annually as of October 1, or when an indicator of impairment exists. In accordance with our accounting policy, we also perform a quarterly review of our long-lived and intangible assets. During the performance of our quarterly impairment reviews during the six months ended June 30, 2020, we considered the impact of the COVID-19 pandemic on our business, noting no indicators of impairment for goodwill or other intangible assets.
4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 follows:

	2020	2019
Prepaid expenses	$65.8	$75.5
Inventories	58.5	56.8
Income taxes receivable	37.6	156.7
Reinsurance receivable	34.8	31.9
Other non-trade receivables	22.3	88.1
Prepaid fees for cloud-based hosting arrangements, current	8.9	12.4
Interest rate swap locks	—	3.6
Other current assets	4.7	8.0
Total	$232.6	$433.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of June 30, 2020 and December 31, 2019 follows:

	2020	2019
Operating right-of-use lease assets	$231.3	$243.6
Deferred compensation plan	114.0	118.0
Investments	98.9	87.8
Reinsurance receivable	84.0	78.9
Deferred contract costs and sales commissions	80.4	83.1
Other derivative assets	72.1	2.9
Amounts recoverable for capping, closure and post-closure obligations	32.2	31.8
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	29.7	32.0
Interest rate swaps	21.8	10.7
Deferred financing costs	2.4	3.0
Other	48.8	55.8
Total	$815.6	$747.6

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2020 and December 31, 2019 follows:

	2020	2019
Accrued payroll and benefits	$195.3	$207.7
Insurance reserves, current	170.5	162.0
Accrued fees and taxes	132.6	140.8
Accrued dividends	129.0	129.2
Ceded insurance reserves, current	34.6	31.6
Operating right-of-use lease liabilities, current	34.4	51.5
Withdrawal liability - multiemployer pension fund, current	31.6	—
Current tax liabilities	11.8	—
Accrued professional fees and legal settlement reserves	7.8	11.8
Interest rate swap locks	—	14.9
Other	70.0	64.7
Total	$817.6	$814.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2020 and December 31, 2019 follows:

	2020	2019
Operating right-of-use lease liabilities	$218.1	$212.5
Other derivative liabilities	122.8	22.2
Deferred compensation plan liability	113.5	116.1
Ceded insurance reserves	85.7	80.6
Contingent purchase price and acquisition holdbacks	68.0	71.2
Payroll tax payable (CARES Act)	33.4	—
Withdrawal liability - multiemployer pension funds	26.3	12.0
Legal settlement reserves	19.0	10.0
Interest rate swap locks	11.2	0.8
Pension and other post-retirement liabilities	6.4	6.2
Other	41.5	47.8
Total	$745.9	$579.4

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2020, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Additionally, we had post-closure responsibility for 130 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2020 and December 31, 2019 follows:

	2020	2019
Landfill final capping, closure and post-closure liabilities	$1,369.9	$1,335.6
Environmental remediation	482.3	500.2
Total accrued landfill and environmental costs	1,852.2	1,835.8
Less: current portion	(128.1)	(132.6)
Long-term portion	$1,724.1	$1,703.2
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the six months ended June 30, 2020 and 2019:

	2020	2019
Asset retirement obligation liabilities, beginning of year	$1,335.6	$1,292.0
Non-cash additions	21.7	21.6
Acquisitions, net of divestitures and other adjustments	(0.6)	0.2
Asset retirement obligation adjustments	(5.3)	(0.5)
Payments	(23.2)	(23.8)
Accretion expense	41.7	40.9
Asset retirement obligation liabilities, end of period	1,369.9	1,330.4
Less: current portion	(70.8)	(76.8)
Long-term portion	$1,299.1	$1,253.6
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2020 would be approximately $365 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2020 and 2019:

	2020	2019
Environmental remediation liabilities, beginning of year	$500.2	$540.2
Net adjustments charged to expense	(0.4)	(10.3)
Payments	(28.3)	(17.8)
Accretion expense (non-cash interest expense)	9.3	9.6
Acquisitions, net of divestitures and other adjustments	1.5	—
Environmental remediation liabilities, end of period	482.3	521.7
Less: current portion	(57.3)	(65.5)
Long-term portion	$425.0	$456.2
Bridgeton Landfill. During the six months ended June 30, 2020, we paid $15.7 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of June 30, 2020, the remediation liability recorded for this site was $128.8 million, of which approximately $8 million is expected to be paid during the remainder of 2020. We believe the remaining reasonably possible high end of our range would be approximately $163 million higher than the amount recorded as of June 30, 2020.
During the six months ended June 30, 2020, we recognized a favorable insurance recovery of $10.8 million related to our closed Bridgeton Landfill as a reduction of remediation expenses in our consolidated statement of income for the applicable period.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our notes payable, finance leases and long-term debt as of June 30, 2020 and December 31, 2019 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2020			December 31, 2019
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$11.6	$—	$11.6
June 2023	Variable	—	—	—	184.4	—	184.4
Senior notes:
March 2020	5.000	—	—	—	850.0	(0.1)	849.9
November 2021	5.250	600.0	(0.6)	599.4	600.0	(0.8)	599.2
June 2022	3.550	850.0	(2.1)	847.9	850.0	(2.6)	847.4
May 2023	4.750	550.0	12.5	562.5	550.0	2.6	552.6
August 2024	2.500	900.0	(7.4)	892.6	900.0	(8.3)	891.7
March 2025	3.200	500.0	(3.3)	496.7	500.0	(3.6)	496.4
July 2026	2.900	500.0	(3.6)	496.4	500.0	(3.9)	496.1
November 2027	3.375	650.0	(4.8)	645.2	650.0	(5.2)	644.8
May 2028	3.950	800.0	(15.0)	785.0	800.0	(15.7)	784.3
March 2030	2.300	600.0	(6.8)	593.2	—	—	—
March 2035	6.086	181.9	(13.7)	168.2	181.9	(13.9)	168.0
March 2040	6.200	399.9	(3.6)	396.3	399.9	(3.7)	396.2
May 2041	5.700	385.7	(5.2)	380.5	385.7	(5.3)	380.4
March 2050	3.050	400.0	(7.4)	392.6	—	—	—
Debentures:
May 2021	9.250	35.3	(0.2)	35.1	35.3	(0.4)	34.9
September 2035	7.400	148.1	(32.6)	115.5	148.1	(33.0)	115.1
Tax-exempt:
2020 - 2050	0.400 - 3.000	1,126.2	(6.8)	1,119.4	1,122.4	(6.2)	1,116.2
Finance leases:
2020 - 2055	1.882 - 12.203	131.5	—	131.5	119.3	—	119.3
Total Debt		$8,758.6	$(100.6)	8,658.0	$8,788.6	$(100.1)	8,688.5
Less: current portion				(60.0)			(929.9)
Long-term portion				$8,598.0			$7,758.6
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,885.2 million and $1,696.9 million as of June 30, 2020 and December 31, 2019, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of June 30, 2020, we had no borrowings under our Credit Facility, and as of December 31, 2019, we had $184.4 million of borrowings under our Credit Facility. We had $348.1 million and $351.4 million of letters of credit outstanding under our Credit Facility as of June 30, 2020 and December 31, 2019, respectively.
In July 2020, we executed an amendment to the Credit Facility agreement to increase flexibility and reduce restrictions, in particular, for future acquisitions. Effective June 30, 2020, the amendment eliminated the consolidated interest coverage ratio and revised the sole remaining financial covenant, total debt to EBITDA ratio.
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility, and as of December 31, 2019, we had $11.6 million of borrowings outstanding under our Uncommitted Credit Facility.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed-to-floating interest rates. As of June 30, 2020, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of June 30, 2020 and December 31, 2019, the interest rate swap agreements are reflected at their fair value of $21.8 million and $10.7 million, respectively, and are included in other assets in our consolidated balance sheet. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $1.3 million and $0.1 million during the three months ended June 30, 2020 and 2019, respectively, and net interest income of $2.0 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively, related to net settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the three months ended June 30, 2020 and 2019, we recognized a gain of less than $0.1 million and a loss of $5.5 million, respectively, on the change in fair value of the hedged senior notes and gains of $0.8 million and $5.7 million, respectively, on the related interest rate swaps, both attributable to changes in the benchmark interest rate. For the six months ended June 30, 2020 and 2019, we recognized losses of $9.7 million and $8.9 million, respectively, on the change in fair value of the hedged senior notes, with offsetting gains of $11.1 million and $9.1 million, respectively, on the related interest rate swaps, both

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

attributable to changes in the benchmark interest rate. The difference of these fair value changes for the three and six months ended June 30, 2020 and 2019 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flow Hedges
As of June 30, 2020 and December 31, 2019, our interest rate lock agreements had an aggregate notional value of $200.0 million and $575.0 million, respectively, with fixed interest rates ranging from 0.784% to 2.374% and 1.330% to 3.000%, respectively. We entered into these transactions to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes in 2020 and 2021. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges.
The fair value of our interest rate locks was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). The aggregate fair values of the outstanding interest rate locks as of June 30, 2020 were liabilities of $11.2 million, which were recorded in other long-term liabilities in our consolidated balance sheet. As of December 31, 2019, the aggregate fair values of the outstanding interest rate locks were assets of $3.6 million, which were recorded in prepaid expenses and other current assets in our consolidated balance sheet and liabilities of $15.7 million, which were recorded in other accrued liabilities and other long-term liabilities in our consolidated balance sheet.
Total unrealized loss recognized in other comprehensive income for interest rate locks was $0.1 million and $19.9 million, net of tax, for the three months ended June 30, 2020 and 2019, respectively. Total unrealized loss recognized in other comprehensive income for interest rate locks was $22.3 million and $31.2 million, net of tax, for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020 and December 31, 2019, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss, net of tax of $25.7 million and $4.7 million, respectively. The amortization of the terminated interest rate locks is recorded as an adjustment to interest expense over the life of the issued debt using the effective interest method. Over the next 12 months, we expect to amortize approximately $4.5 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
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
As of June 30, 2020 and December 31, 2019, the fair values of the Extended Interest Rate Locks were liabilities of $122.8 million and $22.2 million, respectively, which were included in other long-term liabilities in our consolidated balance sheets, and the fair values of the Offsetting Interest Rate Swaps were assets of $72.1 million and $2.9 million, respectively, and were included in other assets in our consolidated balance sheets. For the three and six months ended June 30, 2020, we recognized losses of $10.2 million and $71.5 million, respectively, on the change in fair value of the Extended Interest Rate Locks, with offsetting gains of $10.6 million and $69.2 million, respectively, on the Offsetting Interest Rate Swaps. The change in fair value was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of June 30, 2020, we had $1,119.4 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2050. As of December 31, 2019, we had $1,116.2 million of certain variable rate tax-exempt financings

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

outstanding with maturities ranging from 2020 to 2049. During the second quarter of 2020, we issued $60.0 million of tax-exempt financings. During the second quarter of 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings.
All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of June 30, 2020 and December 31, 2019.
Finance Leases
We had finance lease liabilities of $131.5 million as of June 30, 2020 with maturities ranging from 2020 to 2055. We had finance lease liabilities of $119.3 million as of December 31, 2019 with maturities ranging from 2020 to 2049.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2020 was 24.7% and 24.1%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2019 was 23.6% and 24.3%, respectively.
Cash paid for income taxes was $6.6 million for the six months ended June 30, 2020 and a net refund of $10.5 million for the same period in 2019. The net refund received for the six months ended June 30, 2019 was due to the receipt of funds from amended tax returns.
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
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2020, the valuation allowance associated with our state loss carryforwards was approximately $67 million, which we believe is sufficient at this time.
Given the various uncertainties surrounding the COVID-19 pandemic, we will continue to review our estimates for recoverability of our state loss carryforwards on, at least, a quarterly basis.
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
We believe our recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of June 30, 2020, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of June 30, 2020, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $12.1 million related to our uncertain tax positions.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 12.3 million shares of common stock reserved for future grants under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan.
Stock Repurchases
Stock repurchase activity during the three and six months ended June 30, 2020 and 2019 follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of shares repurchased	—	1.1	1.2	2.6
Amount paid	$—	$91.0	$98.8	$202.5
Weighted average cost per share	$—	$82.63	$85.06	$78.11
As of June 30, 2020, no repurchased shares were pending settlement. As of June 30, 2019, less than 0.1 million repurchased shares were pending settlement.
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2020, the remaining authorized purchase capacity under our October 2017 repurchase program was $605.8 million.
Dividends
In April 2020, our Board of Directors approved a quarterly dividend of $0.405 per share. Cash dividends declared were $257.9 million for the six months ended June 30, 2020. As of June 30, 2020, we recorded a quarterly dividend payable of $129.0 million to shareholders of record at the close of business on July 1, 2020.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings per share for the three and six months ended June 30, 2020 and 2019 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$225,500	$251,500	$471,800	$485,700
Weighted average common shares outstanding	319,047	321,718	319,312	322,000
Basic earnings per share	$0.71	$0.78	$1.48	$1.51
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$225,500	$251,500	$471,800	$485,700
Weighted average common shares outstanding	319,047	321,718	319,312	322,000
Effect of dilutive securities:
Options to purchase common stock	71	432	81	469
Unvested RSU awards	173	240	195	234
Unvested PSU awards	271	375	308	406
Weighted average common and common equivalent shares outstanding	319,562	322,765	319,896	323,109
Diluted earnings per share	$0.71	$0.78	$1.47	$1.50
There were 0.1 million antidilutive securities outstanding during each of the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, there were no antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the six months ended June 30, 2020 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2019	$(13.7)	$15.9	$2.2
Other comprehensive (loss) income before reclassifications	(22.3)	1.6	(20.7)
Amounts reclassified from accumulated other comprehensive loss	2.0	—	2.0
Net current period other comprehensive (loss) income	(20.3)	1.6	(18.7)
Balance as of June 30, 2020	$(34.0)	$17.5	$(16.5)
A summary of reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) gain on cash flow hedges:
Terminated interest rate locks	$(1.6)	$0.3	$(2.7)	$0.4	Interest expense
Total before tax	(1.6)	0.3	(2.7)	0.4
Tax benefit (expense)	0.4	(0.1)	0.7	(0.1)
Total (loss) gain reclassified into earnings, net of tax	$(1.2)	$0.2	$(2.0)	$0.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2020 and 2019 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Interest Expense	Interest Expense	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(91.6)	$(98.5)	$(188.2)	$(198.9)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$1.3	$0.1	$2.0	$0.2
Net periodic earnings	$0.8	$0.2	$1.4	$0.2
(Loss) gain on cash flow hedging relationships:
Interest rate swap locks:
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) into income, net of tax	$(1.2)	$0.2	$(2.0)	$0.3

The effects of derivative instruments not in Subtopic 815-20:
Gain (loss) on free-standing derivative instruments:
Interest rate contract:
Net gain (loss) on change in fair value of free-standing derivative instruments	$0.4	$—	$(2.3)	$—
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of June 30, 2020 and December 31, 2019, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	June 30, 2020
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$45.2	$45.2	$45.2	$—	$—
Bonds - restricted cash and marketable securities and other assets	62.4	62.4	—	62.4	—
Interest rate swaps - other assets	21.8	21.8	—	21.8	—
Other derivative assets - other assets	72.1	72.1	—	72.1	—
Total assets	$201.5	$201.5	$45.2	$156.3	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$122.8	$122.8	$—	$122.8	$—
Interest rate locks - other long-term liabilities	11.2	11.2	—	11.2	—
Contingent consideration - other accrued liabilities and other long-term liabilities	71.2	71.2	—	—	71.2
Total liabilities	$205.2	$205.2	$—	$134.0	$71.2

	December 31, 2019
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	51.6	51.6	—	51.6	—
Interest rate swaps - other assets	10.7	10.7	—	10.7	—
Other derivative assets - other assets	2.9	2.9	—	2.9	—
Interest rate locks - prepaid expenses and other current assets	3.6	3.6	—	3.6	—
Total assets	$111.8	$111.8	$43.0	$68.8	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$22.2	$22.2	$—	$22.2	$—
Interest rate locks - other accrued liabilities and other long-term liabilities	15.7	15.7	—	15.7	—
Contingent consideration - other accrued liabilities and other long-term liabilities	72.0	72.0	—	—	72.0
Total liabilities	$109.9	$109.9	$—	$37.9	$72.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Total Debt
As of June 30, 2020 and December 31, 2019, the carrying value of our total debt was $8.7 billion and the fair value of our total debt was $9.8 billion and $9.4 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of June 30, 2020 and December 31, 2019. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of June 30, 2020, the Sonoma contingent consideration represents the fair value of $64.9 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $75 million and $165 million. During the six months ended June 30, 2020, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of June 30, 2020, the contingent consideration of $3.7 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. During the six months ended June 30, 2020, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
In June 2019, we recognized additional contingent consideration associated with the acquisition of a collection business. As of June 30, 2020, the contingent consideration of $2.6 million represents the fair value of amounts payable to the seller based on annual volume of tons collected from certain customers of the business. During the six months ended June 30, 2020, the activity in the contingent consideration liability included accretion. There were no changes to the estimate of fair value.
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
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2020 and 2019 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Three Months Ended June 30, 2020
Group 1	$1,474.8	$(244.7)	$1,230.1	$130.8	$318.5	$151.8	$11,417.1
Group 2	1,392.8	(208.0)	1,184.8	132.4	225.6	133.2	9,377.1
Corporate entities	45.1	(5.6)	39.5	26.7	(148.9)	(3.4)	2,032.1
Total	$2,912.7	$(458.3)	$2,454.4	$289.9	$395.2	$281.6	$22,826.3

Three Months Ended June 30, 2019
Group 1	$1,528.6	$(264.2)	$1,264.4	$126.9	$309.2	$137.1	$11,274.7
Group 2	1,529.7	(226.7)	1,303.0	132.5	228.0	121.9	9,050.5
Corporate entities	42.4	(4.5)	37.9	25.3	(99.8)	30.4	1,671.6
Total	$3,100.7	$(495.4)	$2,605.3	$284.7	$437.4	$289.4	$21,996.8

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Six Months Ended June 30, 2020
Group 1	$2,982.4	$(497.7)	$2,484.7	$259.3	$630.3	$284.9	$11,417.1
Group 2	2,860.7	(417.4)	2,443.3	266.9	460.0	233.5	9,377.1
Corporate entities	91.1	(10.8)	80.3	53.2	(262.1)	136.3	2,032.1
Total	$5,934.2	$(925.9)	$5,008.3	$579.4	$828.2	$654.7	$22,826.3

Six Months Ended June 30, 2019
Group 1	$2,959.6	$(501.9)	$2,457.7	$248.4	$597.5	$235.6	$11,274.7
Group 2	2,967.7	(425.0)	2,542.7	258.5	451.3	214.9	9,050.5
Corporate entities	83.7	(8.2)	75.5	49.8	(188.6)	138.2	1,671.6
Total	$6,011.0	$(935.1)	$5,075.9	$556.7	$860.2	$588.7	$21,996.8
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
13. REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and environmental services. The following table disaggregates our revenue by service line for the three and six months ended June 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Collection:
Residential	$573.6	23.4%	$570.1	21.9%	$1,142.1	22.8%	$1,127.5	22.2%
Small-container	742.4	30.3	792.0	30.4	1,548.1	30.9	1,570.0	30.9
Large-container	501.3	20.4	573.9	22.0	1,053.7	21.0	1,104.5	21.8
Other	12.6	0.5	11.7	0.4	24.9	0.5	22.5	0.4
Total collection	1,829.9	74.6	1,947.7	74.7	3,768.8	75.2	3,824.5	75.3
Transfer	330.5		344.7		652.4		639.6
Less: intercompany	(180.4)		(193.5)		(366.0)		(365.5)
Transfer, net	150.1	6.1	151.2	5.8	286.4	5.7	274.1	5.4
Landfill	564.0		607.5		1,122.3		1,142.8
Less: intercompany	(248.3)		(270.1)		(500.6)		(508.6)
Landfill, net	315.7	12.9	337.4	13.0	621.7	12.4	634.2	12.5
Environmental services	30.1	1.2	40.8	1.6	76.9	1.6	85.9	1.7
Other:
Recycling processing and commodity sales	73.5	3.0	71.9	2.7	141.3	2.8	144.6	2.9
Other non-core	55.1	2.2	56.3	2.2	113.2	2.3	112.6	2.2
Total other	128.6	5.2	128.2	4.9	254.5	5.1	257.2	5.1
Total revenue	$2,454.4	100.0%	$2,605.3	100.0%	$5,008.3	100.0%	$5,075.9	100.0%
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognize deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Substantially all of the deferred revenue recognized as of December 31, 2019 was recognized as revenue during the six months ended June 30, 2020 when the service was performed.
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
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of June 30, 2020 and December 31, 2019, we recognized $80.4 million and $83.1 million, respectively, of deferred contract costs and capitalized sales commissions. During the three and six months ended June 30, 2020, we amortized $3.2 million and $6.2 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.7 million and $3.3 million, respectively, of other deferred contract costs as a reduction of revenue. During the three and six months ended June 30, 2019, we amortized $3.0 million and $6.0 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.5 million and $3.0 million, respectively, of other deferred contract costs as a reduction of revenue.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $26 million relating to our outstanding legal proceedings as of June 30, 2020. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $8 million higher than the amount recorded as of June 30, 2020.
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
In June 2020, we entered into an agreement with a certain multiemployer pension fund through which we transitioned from one plan into another plan managed by the same fund, thus creating a withdrawal event from the original plan. As a result of the withdrawal event, we recognized a liability of $31.6 million as of June 30, 2020 that we paid in July 2020.
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
Restricted Cash and Marketable Securities
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$269.7	$47.1	$72.5	$70.5
Restricted cash and marketable securities	142.6	179.4	119.2	108.1
Less: restricted marketable securities	(61.6)	(49.1)	(48.0)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$350.7	$177.4	$143.7	$133.3
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
The following table summarizes our restricted cash and marketable securities:

	June 30, 2020	December 31, 2019
Capping, closure and post-closure obligations	$31.1	$30.6
Insurance	111.5	99.4
Payment for maturing tax-exempt financing	—	49.4
Total restricted cash and marketable securities	$142.6	$179.4
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the effects of the COVID-19 pandemic and actions taken in response thereto, as well as acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019, particularly under Part I, Item 1A - Risk Factors, and Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (COVID-19) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted at this time. An extended period of economic disruption associated with the COVID-19 pandemic could materially and adversely affect our business, results of operations, access to sources of liquidity and financial condition.
Both national and local government agencies have implemented steps with the intent to slow the spread of the virus, including shelter-in-place orders and the mandatory shutdown of certain businesses. During this time, we continued to provide essential services to our customers. In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April and gradually improved thereafter as local economies began to gradually reopen and customers began to resume service.
The demand for our environmental services business depends on the continued demand for, and production of, oil and natural gas in certain shale basins located in the United States. During the six months ended June 30, 2020, the value of crude oil and natural gas declined to historic lows, resulting in a decrease in rig counts and drilling activity that led to a year-over-year decrease in revenue from our environmental services business. Further declines in the level of production activity may result in an unfavorable change to the long-term strategic outlook for our environmental services business that could result in the recognition of impairment charges on intangible assets and property and equipment associated with this business. On at least a quarterly basis, we will continue to monitor the effect of the evolving COVID-19 pandemic on our business and review our estimates for recoverability of assets used in certain of our operations that are related to strategic investments.

In April 2020, we launched our Committed to Serve initiative, which was intended to help our employees, customers and communities across the United States. We committed $20 million to support frontline employees and their families, as well as small business customers in the local communities where we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs, which we refer to as business resumption costs, are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. We also incurred incremental costs for expanding certain aspects of our existing healthcare programs and guaranteeing certain frontline employees a minimum hourly work week regardless of service decreases. During the three and six months ended June 30, 2020, we incurred costs of $31.0 million and $34.2 million, respectively, as a direct and incremental result of the COVID-19 pandemic. We expect to incur similar costs throughout 2020, and potentially into future years. The magnitude of the costs we expect to incur throughout the remainder of the year cannot be predicted at this time due to the various uncertainties surrounding the pandemic (e.g., its duration and spread).
The effects of the COVID-19 pandemic on our business are described in more detail in the Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and environmental services in the United States, as measured by revenue. As of June 30, 2020, we operated facilities in 41 states and Puerto Rico through 339 collection operations, 213 transfer stations, 190 active landfills, 78 recycling processing centers, 7 treatment, recovery and disposal facilities, 12 salt water disposal wells and 4 deep injection wells. We are engaged in 75 landfill gas to energy and renewable energy projects and had post-closure responsibility for 130 closed landfills as of June 30, 2020.
Revenue for the six months ended June 30, 2020 decreased by (1.3)% to $5,008.3 million compared to $5,075.9 million for the same period in 2019. This change in revenue is due to decreases in volumes of (3.7)%, fuel recovery fees of (0.5)%, and environmental services of (0.7)%, partially offset by increases in average yield of 2.7%, and acquisitions, net of divestitures of 0.9%.
The following table summarizes our revenue, expenses and operating income for the three and six months ended June 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue	$2,454.4	100.0%	$2,605.3	100.0%	$5,008.3	100.0%	$5,075.9	100.0%
Expenses:
Cost of operations	1,468.1	59.8	1,617.0	62.1	3,018.2	60.3	3,123.1	61.5
Depreciation, amortization and depletion of property and equipment	254.4	10.4	251.0	9.6	508.2	10.2	489.8	9.7
Amortization of other intangible assets	5.2	0.2	5.0	0.2	10.5	0.2	9.7	0.2
Amortization of other assets	9.5	0.4	8.2	0.3	19.0	0.4	16.3	0.3
Accretion	20.8	0.8	20.5	0.8	41.7	0.8	40.9	0.8
Selling, general and administrative	262.1	10.7	264.5	10.1	539.2	10.8	530.9	10.4
Withdrawal costs - multiemployer pension funds	31.6	1.3	—	—	35.9	0.7	—	—
Loss on business divestitures and impairments, net	5.3	0.2	0.2	—	1.4	—	0.5	—
Restructuring charges	2.2	0.1	1.5	0.1	6.0	0.1	4.5	0.1
Operating income	$395.2	16.1%	$437.4	16.8%	$828.2	16.5%	$860.2	17.0%
Our pre-tax income was $300.1 million and $622.7 million for the three and six months ended June 30, 2020, respectively, compared to $328.6 million and $641.4 million for the same respective periods in 2019. Our net income attributable to Republic Services, Inc. was $225.5 million and $471.8 million for the three and six months ended June 30, 2020, or $0.71 and $1.47 per diluted share, respectively, compared to $251.5 million and $485.7 million, or $0.78 and $1.50 per diluted share, for the same periods in 2019, respectively.

During each of the three and six months ended June 30, 2020 and 2019, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see the Results of Operations discussion of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$300.1	$225.5	$0.71	$328.6	$251.5	$0.78
Restructuring charges(1)	2.2	1.6	0.01	1.5	1.1	—
Loss on business divestitures and impairments, net (1)	5.3	6.4	0.02	0.2	0.2	—
Acquisition integration and deal costs (2)	1.8	1.3	—	1.9	1.3	0.01
Withdrawal costs - multiemployer pension funds	31.6	23.4	0.07	—	—	—
Total adjustments	40.9	32.7	0.10	3.6	2.6	0.01
As adjusted	$341.0	$258.2	$0.81	$332.2	$254.1	$0.79
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2019.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2020.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$622.7	$471.8	$1.47	$641.4	$485.7	$1.50
Restructuring charges	6.0	4.5	0.02	4.5	3.3	0.01
Loss on business divestitures and impairments, net (1)	1.4	3.5	0.01	0.5	0.4	—
Acquisition integration and deal costs	5.6	4.1	0.02	2.5	1.8	0.01
Withdrawal costs - multiemployer pension funds	35.9	26.5	0.08	—	—	—
Bridgeton insurance recovery	(10.8)	(8.2)	(0.03)	—	—	—
Incremental contract startup costs - large municipal contract (1)	—	—	—	0.7	0.5	—
Total adjustments	38.1	30.4	0.10	8.2	6.0	0.02
As adjusted	$660.8	$502.2	$1.57	$649.6	$491.7	$1.52
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

Restructuring charges. In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. During the three and six months ended June 30, 2020, we incurred restructuring charges of $2.2 million and $6.0 million, respectively, and during the three and six months ended June 30, 2019, we incurred restructuring charges of $1.5 million and $4.5 million, respectively, that primarily related to these efforts. During the six months ended June 30, 2020 and 2019, we paid $6.2 million and $6.5 million, respectively, related to these restructuring efforts.
In July 2020, we eliminated certain positions, primarily related to our back-office support functions, in response to the COVID-19 pandemic. During the remainder of 2020, we expect to incur additional restructuring charges of approximately $15 million primarily related to employee severance costs and the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.
Loss on business divestitures and impairments, net. During the three and six months ended June 30, 2020, we recorded a net loss on business divestitures and impairments of $5.3 million, which included a $10.8 million liability for a withdrawal event from a certain multi-employer pension plan, and $1.4 million, respectively. During the three and six months ended June 30, 2019, we recorded a net loss on business divestitures and impairments of $0.2 million and $0.5 million, respectively.
Acquisition integration and deal costs. Although our business regularly incurs costs related to acquisitions, we specifically identify in the tables above integration and deal costs of $1.8 million and $5.6 million incurred during the three and six months ended June 30, 2020, respectively, and $1.9 million and $2.5 million incurred during the three and six months ended June 30, 2019, respectively. We do this because of the magnitude of the costs associated with the particular acquisition and integration activity during these time periods.
Withdrawal costs - multiemployer pension funds. During the three and six months ended June 30, 2020, we recorded charges to earnings of $31.6 million and $35.9 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Bridgeton insurance recovery. During the six months ended June 30, 2020, we recognized an insurance recovery of $10.8 million related to our closed Bridgeton Landfill in Missouri as a reduction of remediation expenses in our cost of operations.
Incremental contract startup costs - large municipal contract. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the tables above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they were incurred. During the six months ended June 30, 2019, we incurred costs of $0.7 million related to the implementation of this large municipal contract. These costs did not meet the capitalization criteria prescribed by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).
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

The following table reflects our revenue by service line for the three and six months ended June 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Collection:
Residential	$573.6	23.4%	$570.1	21.9%	$1,142.1	22.8%	$1,127.5	22.2%
Small-container	742.4	30.3	792.0	30.4	1,548.1	30.9	1,570.0	30.9
Large-container	501.3	20.4	573.9	22.0	1,053.7	21.0	1,104.5	21.8
Other	12.6	0.5	11.7	0.4	24.9	0.5	22.5	0.4
Total collection	1,829.9	74.6	1,947.7	74.7	3,768.8	75.2	3,824.5	75.3
Transfer	330.5		344.7		652.4		639.6
Less: intercompany	(180.4)		(193.5)		(366.0)		(365.5)
Transfer, net	150.1	6.1	151.2	5.8	286.4	5.7	274.1	5.4
Landfill	564.0		607.5		1,122.3		1,142.8
Less: intercompany	(248.3)		(270.1)		(500.6)		(508.6)
Landfill, net	315.7	12.9	337.4	13.0	621.7	12.4	634.2	12.5
Environmental services	30.1	1.2	40.8	1.6	76.9	1.6	85.9	1.7
Other:
Recycling processing and commodity sales	73.5	3.0	71.9	2.7	141.3	2.8	144.6	2.9
Other non-core	55.1	2.2	56.3	2.2	113.2	2.3	112.6	2.2
Total other	128.6	5.2	128.2	4.9	254.5	5.1	257.2	5.1
Total revenue	$2,454.4	100.0%	$2,605.3	100.0%	$5,008.3	100.0%	$5,075.9	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average yield	2.5%	2.8%	2.7%	2.9%
Fuel recovery fees	(0.8)	0.1	(0.5)	0.1
Total price	1.7	2.9	2.2	3.0
Volume (1)	(7.4)	0.1	(3.7)	(0.7)
Recycling processing and commodity sales	0.1	0.2	—	—
Environmental services	(0.9)	(0.4)	(0.7)	(0.2)
Total internal growth	(6.5)	2.8	(2.2)	2.1
Acquisitions / divestitures, net	0.7	0.7	0.9	0.5
Total	(5.8)%	3.5%	(1.3)%	2.6%

Core price	4.7%	4.6%	5.0%	4.7%
(1) The decrease in volume of (3.7)% during the six months ended June 30, 2020 includes an offsetting increase of 0.2% due to one additional workday as compared to the same respective period in 2019. The decrease in volume of (0.7)% during the six months ended June 30, 2019 includes a decrease of (0.3)% due to one less workday as compared to the same respective period in 2018.
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.6% and 2.8% for the three and six months ended June 30, 2020, respectively, and 3.0% for the same respective periods in 2019. Core price as a percentage of related-business revenue was 4.9% and 5.2% for the three and six months ended June 30, 2020, respectively, and 4.9% and 5.0% for the same respective periods in 2019.

During the three and six months ended June 30, 2020, we experienced the following changes in our revenue as compared to the same respective periods in 2019:
•Average yield increased revenue by 2.5% and 2.7% during the three and six months ended June 30, 2020, respectively, due to price increases in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by (0.8)% and (0.5)% during the three and six months ended June 30, 2020, respectively, primarily due to a decrease in fuel prices compared to the same periods in 2019 combined with a decrease in the total revenue subject to the fuel recovery fees.
•Volume decreased revenue by (7.4)% and (3.7)% during the three and six months ended June 30, 2020, respectively, primarily due to a reduction in service levels attributable to the COVID-19 pandemic. We experienced volume declines in our small- and large-container lines of business as a result of a reduction in the frequency of pickups or a temporary pause in service for certain of our customers. In addition, we experienced declines in solid and special waste volumes disposed at certain of our landfills and transfer stations. These decreases were partially offset by an increase in construction and demolition volumes in our landfill line of business along with one additional workday during the six months ended June 30, 2020 as compared to the same period in 2019.
•Recycling processing and commodity sales increased revenue by 0.1% during the three months ended June 30, 2020, primarily due to an increase in overall commodity prices as compared to the same period in 2019. Recycling processing and commodity sales remained unchanged during the six months ended June 30, 2020 as higher commodity prices were offset by lower recycling volumes. The average price for recycled commodities, excluding glass and organics, for the three and six months ended June 30, 2020 was $101 and $88 per ton, respectively, compared to $78 and $86 per ton for the same respective periods in 2019.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $13 million.
•Environmental services decreased revenue by (0.9)% and (0.7)% during the three and six months ended June 30, 2020, respectively, primarily due to a decrease in rig counts and drilling activity as a result of lower demand for crude oil and the delay of in-plant project work.
•Acquisitions, net of divestitures, increased revenue by 0.7% and 0.9% during the three and six months ended June 30, 2020, respectively, due to our continued growth strategy of acquiring privately held solid waste, recycling and environmental services companies that complement our existing business platform.
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

The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Labor and related benefits	$514.2	21.0%	$551.7	21.2%	$1,071.1	21.4%	$1,088.9	21.5%
Transfer and disposal costs	189.2	7.7	221.1	8.5	387.8	7.7	418.4	8.2
Maintenance and repairs	232.2	9.5	251.0	9.6	479.5	9.6	492.8	9.7
Transportation and subcontract costs	160.7	6.5	171.8	6.6	328.0	6.5	325.6	6.4
Fuel	58.7	2.4	96.8	3.7	138.3	2.8	188.9	3.7
Disposal fees and taxes	77.2	3.1	85.0	3.3	154.6	3.1	158.2	3.1
Landfill operating costs	65.7	2.7	67.2	2.6	130.5	2.6	120.9	2.4
Risk management	51.6	2.1	63.6	2.4	113.5	2.3	116.1	2.3
Other	118.6	4.8	108.8	4.2	225.7	4.5	213.3	4.2
Subtotal	1,468.1	59.8	1,617.0	62.1	3,029.0	60.5	3,123.1	61.5
Bridgeton insurance recovery	—	—	—	—	(10.8)	(0.2)	—	—
Total cost of operations	$1,468.1	59.8%	$1,617.0	62.1%	$3,018.2	60.3%	$3,123.1	61.5%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies.
Our cost of operations decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 as a result of the following:
•Labor and related benefits decreased due to a decline in service levels attributable to the COVID-19 pandemic, partially offset by the minimum hourly work week guarantee for certain of our frontline employees. Additionally, this decrease was offset by higher hourly and salaried wages as a result of annual merit increases and one additional workday during the six months ended June 30, 2020 as compared to the same period in 2019.
•Transfer and disposal costs decreased as a result of lower collection volumes, partially offset by an increase in third party disposal rates.
During the three and six months ended June 30, 2020, we internalized approximately 67% and 68%, respectively, of the total waste volume we collected. During the three and six months ended June 30, 2019, we internalized approximately 68% and 67%, respectively, of the total waste volume we collected.
•Maintenance and repairs expense decreased due to a decrease in service levels attributable to the COVID-19 pandemic.
•Transportation and subcontract costs decreased during the three months ended June 30, 2020 primarily due to a decrease in transfer station volumes. Transportation and subcontract costs increased during the six months ended June 30, 2020 due to acquisition-related activity along with one additional workday during the six months ended June 30, 2020 as compared to the same period in 2019, partially offset by a decrease in transfer station volumes.
•Fuel costs decreased during the three and six months ended June 30, 2020 due to a decline in fuel prices as well as a decline in service levels attributable to the COVID-19 pandemic. Our fuel costs were further decreased by compressed natural gas (CNG) tax credits that were enacted in December 2019 and recognized during the three and six months ended June 30, 2020. The national average diesel fuel cost per gallon for the three and six months ended June 30, 2020 was $2.43 and $2.66, respectively, as compared to $3.12 and $3.07 for the same respective periods in 2019.
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
•Landfill operating costs remained relatively unchanged during the three months ended June 30, 2020. Landfill operating costs increased during the six months ended June 30, 2020 due to certain favorable remediation adjustments recorded during the six months ended June 30, 2019, which did not recur in 2020.
•Risk management expenses decreased during the three and six months ended June 30, 2020 primarily due to favorable actuarial development in our auto liability programs coupled with a decline in exposure in our workers compensation current year program, partially offset by an increase in premiums for our current year programs.

•Other costs of operations increased during the three and six months ended June 30, 2020 as a result of incremental business resumption costs incurred related to the COVID-19 pandemic, including costs for additional safety equipment and hygiene products, increased facility and equipment cleaning, and costs associated with our Committed to Serve initiative.
•During the six months ended June 30, 2020, we recognized a favorable insurance recovery of $10.8 million related to our closed Bridgeton Landfill as a reduction of remediation expenses in our consolidated statement of income for the applicable period.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Depreciation and amortization of property and equipment	$173.1	7.1%	$161.0	6.2%	$343.9	6.9%	$320.4	6.3%
Landfill depletion and amortization	81.3	3.3	90.0	3.4	164.3	3.3	169.4	3.4
Depreciation, amortization and depletion expense	$254.4	10.4%	$251.0	9.6%	$508.2	10.2%	$489.8	9.7%

Depreciation and amortization of property and equipment for the three and six months ended June 30, 2020 increased primarily due to additional assets acquired with our acquisitions.
During the three and six months ended June 30, 2020, landfill depletion and amortization expense decreased due to lower landfill disposal volumes primarily driven by decreased special waste volumes, partially offset by an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $5.2 million and $10.5 million, or 0.2% of revenue, for the three and six months ended June 30, 2020, respectively, compared to $5.0 million and $9.7 million, or 0.2% of revenue, for the same respective periods in 2019. Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Amortization expense increased due to additional assets acquired with our acquisitions.
Amortization of Other Assets
Expenses for amortization of other assets were $9.5 million and $19.0 million, or 0.4% of revenue, for the three and six months ended June 30, 2020, respectively, compared to $8.2 million and $16.3 million, or 0.3% of revenue, for the same respective periods in 2019. Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements.
Accretion Expense
Accretion expense was $20.8 million and $41.7 million, or 0.8% of revenue, for the three and six months ended June 30, 2020, respectively, compared to $20.5 million and $40.9 million, or 0.8% of revenue, for the same respective periods in 2019. Accretion expense has remained relatively unchanged as our asset retirement obligations have remained relatively consistent period over period.
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

The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Salaries and related benefits	$181.0	7.4%	$182.5	7.0%	$372.4	7.5%	$366.7	7.2%
Provision for doubtful accounts	11.0	0.4	8.4	0.3	15.9	0.3	15.9	0.3
Other	68.3	2.8	71.7	2.7	145.3	2.9	145.8	2.9
Subtotal	260.3	10.6	262.6	10.0	533.6	10.7	528.4	10.4
Acquisition integration and deal costs	1.8	0.1	1.9	0.1	5.6	0.1	2.5	—
Total selling, general and administrative expenses	$262.1	10.7%	$264.5	10.1%	$539.2	10.8%	$530.9	10.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2020 and 2019 are summarized below:
•Salaries and related benefits decreased in aggregate dollars during the three months ended June 30, 2020 primarily due to efficiencies at our customer resource centers attributable to our investments in enhanced technology platforms. Salaries and related benefits increased during the six months ended June 30, 2020 primarily due to higher wages, benefits, and other payroll related items resulting from annual merit increases, partially offset by efficiencies at our customer resource centers.
•Provision for doubtful accounts for the three months ended June 30, 2020 and 2019 were $11.0 million and $8.4 million, respectively. The increase in provision for doubtful accounts is primarily due to specifically identified reserves recognized for certain of our National Accounts customers.
•Other selling, general and administrative expenses decreased for the three months ended June 30, 2020, primarily due to a decrease in travel and advertising costs as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in facility and equipment cleaning expenses attributable to the COVID-19 pandemic, consulting fees, and unfavorable changes in our legal reserves recorded during the three months ended June 30, 2020.
•Acquisition integration and deal costs increased during the six months ended June 30, 2020 to $5.6 million as compared to $2.5 million for the same period in 2019 due to an increase in acquisition activity.
Withdrawal Costs - Multiemployer Pension Funds
During the three and six months ended June 30, 2020, we recorded charges to earnings of $31.6 million and $35.9 million, respectively, for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
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
During the three and six months ended June 30, 2020, we recorded a net loss on business divestitures and impairments of $5.3 million and $1.4 million, respectively, which included a $10.8 million liability for a withdrawal event from a certain multi-employer pension plan. During the three and six months ended June 30, 2019, we recorded a net loss on business divestitures and impairments of $0.2 million and $0.5 million, respectively.
Restructuring Charges
In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. During the three and six months ended June 30, 2020, we incurred restructuring charges of $2.2 million and $6.0 million, respectively, and during the three and six months ended June 30, 2019, we incurred restructuring charges of $1.5 million and $4.5 million, respectively, that primarily related to these efforts. During the six months ended June 30, 2020 and 2019, we paid $6.2 million and $6.5 million, respectively, related to these restructuring efforts.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2020 and 2019 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense on debt	$76.9	$87.6	$159.3	$177.6
Non-cash interest	16.0	12.3	30.9	23.3
Less: capitalized interest	(1.3)	(1.4)	(2.0)	(2.0)
Total interest expense	$91.6	$98.5	$188.2	$198.9
Total interest expense for the three and six months ended June 30, 2020 decreased primarily due to lower interest rates on our floating and fixed rate debt. The decrease attributable to our fixed rate debt is primarily due to the issuance of $600.0 million of 2.300% senior notes and $400.0 million of 3.050% senior notes in February 2020 as well as the issuance of $900.0 million of 2.500% senior notes in August 2019, which were used to repay outstanding senior notes with coupons ranging from 5.000% to 5.500%. This decrease was partially offset by the change in fair value of certain derivative contracts, which was recorded as an adjustment to interest expense, as well as an increase in variable lease costs related to certain of our finance leases. For additional discussion and detail regarding our derivative contracts, see the Financial Condition discussion of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $166.9 million and $171.1 million for the six months ended June 30, 2020 and 2019, respectively.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2020 was 24.7% and 24.1%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2019 was 23.6% and 24.3%, respectively.
Cash paid for income taxes was $6.6 million for the six months ended June 30, 2020 and a net refund of $10.5 million for the same period in 2019. The net refund received for the six months ended June 30, 2019 was favorably impacted from the receipt of funds from amended tax returns filed during 2018.
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

The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and environmental services. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2020 and 2019 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Loss on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Three Months Ended June 30, 2020
Group 1	$1,230.1	$130.8	$—	$130.8	$—	$318.5	25.9%
Group 2	1,184.8	133.9	(1.5)	132.4	—	225.6	19.0%
Corporate entities	39.5	26.7	—	26.7	5.3	(148.9)	—
Total	$2,454.4	$291.4	$(1.5)	$289.9	$5.3	$395.2	16.1%

Three Months Ended June 30, 2019
Group 1	$1,264.4	$127.1	$(0.2)	$126.9	$—	$309.2	24.5%
Group 2	1,303.0	131.9	0.6	132.5	—	228.0	17.5%
Corporate entities	37.9	25.3	—	25.3	0.2	(99.8)	—
Total	$2,605.3	$284.3	$0.4	$284.7	$0.2	$437.4	16.8%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Loss on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Six Months Ended June 30, 2020
Group 1	$2,484.7	$259.5	$(0.2)	$259.3	$—	$630.3	25.4%
Group 2	2,443.3	268.5	(1.6)	266.9	—	460.0	18.8%
Corporate entities	80.3	53.2	—	53.2	1.4	(262.1)	—
Total	$5,008.3	$581.2	$(1.8)	$579.4	$1.4	$828.2	16.5%

Six Months Ended June 30, 2019
Group 1	$2,457.7	$248.7	$(0.3)	$248.4	$—	$597.5	24.3%
Group 2	2,542.7	257.9	0.6	258.5	—	451.3	17.7%
Corporate entities	75.5	49.8	—	49.8	0.5	(188.6)	—
Total	$5,075.9	$556.4	$0.3	$556.7	$0.5	$860.2	17.0%
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

Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2020 with the same periods in 2019 are discussed below:
Group 1
Revenue for the three months ended June 30, 2020 decreased 2.7% due to volume declines in our small- and large-container collection, transfer station, and landfill lines of business, partially offset by an increase in average yield in all lines of business. Revenue for the six months ended June 30, 2020 increased 1.1% due to an increase in average yield in all lines of business and one additional workday as compared to the same periods in 2019. This increase was partially offset by volume declines in our small- and large-container collection, transfer station, and landfill lines of business.
Operating income in Group 1 increased from $309.2 million for the three months ended June 30, 2019, or a 24.5% operating income margin, to $318.5 million for the three months ended June 30, 2020, or a 25.9% operating income margin. Operating income in Group 1 increased from $597.5 million for the six months ended June 30, 2019, or a 24.3% operating income margin, to $630.3 million for the six months ended June 30, 2020, or a 25.4% operating income margin. The following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2020, primarily due to a decrease in labor and related benefits, maintenance and repairs expenses, and fuel costs as a result of decreased service levels attributable to the COVID-19 pandemic. Fuel costs were further decreased as a result of a decline in diesel fuel prices combined with CNG tax credits that were enacted in December 2019 and recognized during the three and six months ended June 30, 2020.
•Landfill and depletion favorably impacted operating income margin during the three and six months ended June 30, 2020 due to lower landfill disposal volumes primarily driven by decreased special waste volumes, partially offset by an increase in our overall average depletion rate. Depreciation unfavorably impacted operating income margin for the three and six months ended June 30, 2020, primarily due to additional assets acquired with our acquisitions.
Group 2
Revenue for the three and six months ended June 30, 2020 decreased 9.1% and 3.9%, respectively, due to a decrease in overall volumes across all lines of business, partially offset by an increase in average yield in all lines of business and one additional workday during the six months ended June 30, 2020, as compared to the same period in 2019.
Operating income in Group 2 decreased from $228.0 million for the three months ended June 30, 2019, or a 17.5% operating income margin, to $225.6 million for the three months ended June 30, 2020, or a 19.0% operating income margin. Operating income in Group 2 increased from $451.3 million for the six months ended June 30, 2019, or a 17.7% operating income margin, to $460.0 million for the six months ended June 30, 2020, or an 18.8% operating income margin. The following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three and six months ended June 30, 2020, primarily due to a decrease in labor and related benefits, transfer and disposal costs, maintenance and repairs expenses, and fuel costs as a result of decreased service levels attributable to the COVID-19 pandemic. Fuel costs were further decreased as a result of a decline in diesel fuel prices combined with CNG tax credits that were enacted in December 2019 and recognized during the three and six months ended June 30, 2020. These decreases were partially offset by an increase in transportation and subcontract costs and landfill operating costs, both as a percentage of revenue.
•Landfill depletion and amortization unfavorably impacted operating income margin for the three and six months ended June 30, 2020 due to an increase in our overall average depletion rate, partially offset by lower landfill disposal volumes primarily driven by decreased special waste volumes. Depreciation unfavorably impacted operating income margin during the three and six months ended June 30, 2020, primarily due to additional assets acquired with our acquisitions.
Corporate Entities
Operating loss in our Corporate Entities increased from $99.8 million for the three months ended June 30, 2019 to $148.9 million for the three months ended June 30, 2020. Operating loss in our Corporate Entities increased from $188.6 million for the six months ended June 30, 2019 to $262.1 million for the six months ended June 30, 2020. The operating loss for the three and six months ended June 30, 2020 was unfavorably impacted by net unfavorable legal settlements and a net loss on business divestitures and impairments, partially offset by favorable actuarial development in our auto liability programs recorded during the three months ended June 30, 2020. Additionally, during the six months ended June 30, 2020, we recognized incremental business resumption costs related to the COVID-19 pandemic as selling, general and administrative expenses. We recognized certain direct and incremental costs attributable to the COVID-19 pandemic, including costs for additional safety equipment and hygiene products, increased facility and equipment cleaning, and costs associated with our Committed to Serve initiative.

Landfill and Environmental Matters
Available Airspace
As of June 30, 2020, we owned or operated 190 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2019	New Expansions Undertaken	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2020
Cubic yards (in millions):
Permitted airspace	4,673.0	—	88.7	(37.6)	(0.2)	4,723.9
Probable expansion airspace	321.7	30.0	(82.3)	—	—	269.4
Total cubic yards (in millions)	4,994.7	30.0	6.4	(37.6)	(0.2)	4,993.3
Number of sites:
Permitted airspace	189	—	1			190
Probable expansion airspace	12	2	(2)			12
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
As of June 30, 2020, 12 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 126 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 62 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the six months ended June 30, 2020 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance Reserves
Balance as of December 31, 2019	$34.0	$1,335.6	$500.2	$438.5
Non-cash additions for asset retirement obligations	—	21.7	—	—
Acquisitions, net of divestitures and other adjustments	—	(0.6)	1.5	—
Asset retirement obligation adjustments	—	(5.3)	—	—
Accretion expense	—	41.7	9.3	0.2
Premium written for third-party risk assumed	—	—	—	18.8
Reclassified to ceded insurance reserves	—	—	—	(5.0)
Net adjustments charged to expense	15.9	—	(0.4)	233.4
Payments or usage	(15.6)	(23.2)	(28.3)	(240.9)
Balance as of June 30, 2020	34.3	1,369.9	482.3	445.0
Less: current portion	(34.3)	(70.8)	(57.3)	(170.5)
Long-term portion	$—	$1,299.1	$425.0	$274.5
As of June 30, 2020, accounts receivable were $1,066.5 million, net of allowance for doubtful accounts and other of $34.3 million. As of December 31, 2019, accounts receivable were $1,125.9 million, net of allowance for doubtful accounts and other of $34.0 million.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2020 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2019	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2020
Land	$448.3	$4.7	$(1.1)	$2.1	$—	$—	$—	$454.0
Non-depletable landfill land	170.5	0.2	—	(0.4)	—	—	—	170.3
Landfill development costs	7,474.7	1.2	(15.6)	15.8	20.0	(5.3)	244.6	7,735.4
Vehicles and equipment	7,766.0	364.3	(147.1)	(18.1)	—	—	(3.5)	7,961.6
Buildings and improvements	1,342.6	0.5	(4.6)	9.0	1.7	—	19.8	1,369.0
Construction-in- progress - landfill	366.8	170.7	—	—	—	—	(243.6)	293.9
Construction-in- progress - other	87.7	51.6	—	—	—	—	(53.7)	85.6
Total	$17,656.6	$593.2	$(168.4)	$8.4	$21.7	$(5.3)	$(36.4)	$18,069.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2019	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of June 30, 2020
Landfill development costs	$(3,968.6)	$(166.2)	$15.5	$—	$1.9	$—	$(4,117.4)
Vehicles and equipment	(4,728.2)	(312.0)	140.9	15.5	—	33.7	(4,850.1)
Buildings and improvements	(576.3)	(32.6)	4.0	1.6	—	0.1	(603.2)
Total	$(9,273.1)	$(510.8)	$160.4	$17.1	$1.9	$33.8	$(9,570.7)

Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$269.7	$47.1
Restricted cash and marketable securities	142.6	179.4
Less: restricted marketable securities	(61.6)	(49.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$350.7	$177.4
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
The following table summarizes our restricted cash and marketable securities:

	June 30, 2020	December 31, 2019
Capping, closure and post-closure obligations	$31.1	$30.6
Insurance	111.5	99.4
Payment for maturing tax-exempt financing	—	49.4
Total restricted cash and marketable securities	$142.6	$179.4
Intended Uses of Cash
We intend to use excess cash on hand and cash from operating activities to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments. Debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and our availability to draw on our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.
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

Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2020 and 2019 (in millions of dollars):

	Six Months Ended June 30,
	2020	2019
Cash provided by operating activities	$1,333.5	$1,135.6
Cash used in investing activities	$(721.8)	$(762.6)
Cash used in financing activities	$(438.4)	$(362.6)
The Coronavirus Aid, Relief and Economic Security (CARES) Act provides companies the option to defer the payment of the employer's portion of social security taxes that would otherwise be required to be made during the period between March 27, 2020 and December 31, 2020 (Payroll Tax Deferral Period). The first half of the deferred payments are due to be paid by December 31, 2021, and the second half of the deferred payments are due to be paid by December 31, 2022. We intend to defer approximately $100 million of payments related to our portion of our employees' social security taxes throughout the Payroll Tax Deferral Period in accordance with the CARES Act.
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2020 and 2019 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, increased our cash flow from operations by $149.2 million during the six months ended June 30, 2020, compared to a decrease of $18.3 million during the same period in 2019, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, decreased $45.5 million during the six months ended June 30, 2020 due to the timing of billings net of collections, compared to a $53.0 million increase in the same period in 2019. As of June 30, 2020, our days sales outstanding were 39.5, or 27.1 days net of deferred revenue, compared to 40.1, or 28.5 days net of deferred revenue, as of June 30, 2019.
•Our prepaid expenses and other assets decreased $192.1 million during the six months ended June 30, 2020, compared to a $101.3 million decrease in the same period in 2019, primarily due to timing of our estimated tax payments and our receipt of the $24.0 million Bridgeton insurance settlement we recognized in the fourth quarter of 2019. Cash paid for income taxes was $6.6 million and a net refund of $10.5 million for the six months ended June 30, 2020 and 2019, respectively.
•Our accounts payable decreased $60.8 million during the six months ended June 30, 2020, compared to a $12.8 million increase in the same period in 2019, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $23.2 million during the six months ended June 30, 2020, compared to $23.8 million in the same period in 2019. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $10.5 million higher during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to $15.7 million of payments related to management and monitoring of the remediation area of our closed Bridgeton Landfill in Missouri as compared to $6.9 million of payments for the same period in 2019.
In addition, cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $166.9 million and $171.1 million for the six months ended June 30, 2020 and 2019, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2020 and 2019 are summarized below:
•Capital expenditures during the six months ended June 30, 2020 were $654.7 million, compared with $588.7 million for the same period in 2019.
•During the six months ended June 30, 2020 and 2019, we paid $95.1 million and $178.9 million, respectively, for acquisitions and investments.

We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2020 and 2019 are summarized below:
•Net payments from notes payable and long-term debt and senior notes were $67.4 million during the six months ended June 30, 2020, compared to net proceeds of $90.0 million in the same period in 2019.
•During the six months ended June 30, 2020, we repurchased 1.2 million shares of our stock for $98.8 million compared to repurchases of 2.6 million shares for $202.5 million during the same period in 2019.
•Dividends paid were $257.9 million and $241.7 million during the six months ended June 30, 2020 and 2019, respectively.
Financial Condition
Debt Obligations
As of June 30, 2020, we had $60.0 million of principal debt maturing within the next 12 months, which includes certain variable rate tax-exempt financings, finance lease obligations and debentures. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of June 30, 2020.
An extended period of economic disruption associated with the COVID-19 pandemic could further disrupt the global supply chain, negatively impact demand for our services, and disrupt financial markets. These effects could materially and adversely affect our business and financial condition, including our access to sources of liquidity. We will continue to monitor the evolving COVID-19 pandemic along with the effect on our business and access to capital markets. Refer to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for a discussion of certain risk factors related to this pandemic.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). In July 2020, we executed an amendment to the Credit Facility agreement to increase flexibility and reduce restrictions, in particular, for future acquisitions. Effective June 30, 2020, the amendment eliminated the consolidated interest coverage ratio and revised the sole remaining financial covenant, total debt to EBITDA ratio. As amended, the covenant provides that the total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The amendment also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of June 30, 2020, our total debt to EBITDA ratio was 3.00 compared to the 3.75 maximum allowed by the covenant. As of June 30, 2020, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2020.

EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under our Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under our Credit Facility to accelerate the maturity of all indebtedness under the Credit Facility agreement. This could have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on our Credit Facility constitutes an event of default under our other debt instruments, including our senior notes, and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under our Credit Facility for relief from the financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend our Credit Facility or raise sufficient capital to repay such obligations in the event the maturity is accelerated.
Availability under our Credit Facility totaled $1,885.2 million and $1,696.9 million as of June 30, 2020 and December 31, 2019, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. As of June 30, 2020, we had no borrowings under our Credit Facility, and as of December 31, 2019, we had $184.4 million of borrowings under our Credit Facility. We had $348.1 million and $351.4 million of letters of credit outstanding under our Credit Facility as of June 30, 2020 and December 31, 2019, respectively.
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility, and as of December 31, 2019, we had $11.6 million of borrowings outstanding under our Uncommitted Credit Facility.
Senior Notes and Debentures
As of June 30, 2020, we had $7,407.1 million of unsecured senior notes and debentures outstanding with maturities ranging from 2021 to 2050. As of December 31, 2019, we had $7,257.0 million of unsecured senior notes and debentures outstanding with maturities ranging from 2020 to 2041.
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
Derivative Instruments and Hedging Relationships
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
Additionally, we amended certain interest rate lock agreements, extending the mandatory maturity date and dedesignated them as cash flow hedges (the Extended Interest Rate Locks). In addition, we entered into offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks.
For a description of our derivative contracts and hedge accounting, see Note 7, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Tax-Exempt Financings
As of June 30, 2020, we had $1,119.4 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2050. As of December 31, 2019, we had $1,116.2 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. During the second quarter of 2020, we issued $60.0 million of tax-exempt financings. During the second quarter of 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings.

Finance Leases
We had finance lease liabilities of $131.5 million as of June 30, 2020 with maturities ranging from 2020 to 2055. We had finance lease liabilities of $119.3 million as of December 31, 2019 with maturities ranging from 2020 to 2049.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of June 30, 2020, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of June 30, 2020, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $138.3 million during the six months ended June 30, 2020, or 2.8% of revenue, compared to $188.9 million during the comparable period in 2019, or 3.7% of revenue.

Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of June 30, 2020, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
Revenue from recycling processing and commodity sales during the six months ended June 30, 2020 and 2019 was $141.3 million and $144.6 million, respectively.
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
As of June 30, 2020, we had $1,126.2 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $14 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In July 2019, we acquired all of the issued and outstanding shares of Southern Tank Leasing, Inc., Tidal Tank, Inc. and Bealine Service Company, Inc. (collectively Sprint). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of June 30, 2020 did not include an assessment of internal control over financial reporting as it relates to the Sprint acquisition. We will continue the process of implementing internal control over financial reporting for Sprint. As of June 30, 2020, assets excluded from management's assessment totaled $128.3 million and contributed less than 1% of revenue to our unaudited consolidated financial statements for the three months ended June 30, 2020.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $26 million relating to our outstanding legal proceedings as of June 30, 2020. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $8 million higher than the amount recorded as of June 30, 2020.
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
West Contra Costa Sanitary Landfill Matters
The West Contra Costa Sanitary Landfill is a closed landfill formerly operated by West Contra Costa Sanitary Landfill, Inc. (WCCSL). The top deck area of the closed landfill is being utilized for a composting operation. In 2017 and 2018, the California State Water Resources Control Board (Water Board) issued three Notices of Violation alleging that operations at the closed landfill violated stormwater and waste discharge requirements permits. In September 2018, we received a proposed penalty assessment from the Water Board in the amount of $513,400. After negotiations between the parties, WCCSL agreed to a penalty amount of $460,600, one half of which can be satisfied by performing a Supplemental Environmental Project approved by the Water Board. The terms of the settlement will be memorialized in a settlement agreement, which the parties will negotiate.
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

ITEM 1A. RISK FACTORS.
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes during the six months ended June 30, 2020 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our 2019 Annual Report on Form 10-K, except as follows.
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
The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact, our business, results of operations and financial performance.
The COVID-19 pandemic is having an unprecedented effect on the U.S. economy, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and our customers. As a result of the COVID-19 pandemic, our costs of doing business have increased, including for the purchase of additional safety equipment and hygiene products, increased facility and equipment cleaning, and meals for our frontline employees. Additionally, if the pandemic continues and conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities and our collections of accounts receivable, which adverse impacts may be material. The degree to which COVID-19 impacts our results going forward will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our business and damage our results of operations and our liquidity position, possibly to a significant degree.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2020:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 1 - 30	—	$—	—	$605,818,899
May 1 - 31	—	$—	—	$605,818,899
June 1 - 30	—	$—	—	$605,818,899
	—		—
a.In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization that now extends through December 31, 2020. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2020, no repurchased shares were pending settlement.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
On March 3, 2020, we announced that Jeffrey A. Hughes submitted his intent to retire from his position as Executive Vice President and Chief Administrative Officer effective March 1, 2021. At the request of our Board of Directors, on August 4, 2020, Mr. Hughes agreed to continue in his current position and postpone his retirement until April 1, 2022.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

4.1
Amendment No.1, dated as of May 18, 2020, to Credit Agreement, dated as of June 8, 2018, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 21, 2020).

4.2	Amendment No. 2, dated as of July 14, 2020, to Credit Agreement, dated as of June 8, 2018, as amended, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 17, 2020).

10.1+*	Offer letter, dated May 29, 2020, by and between Brian DelGhiaccio and Republic Services, Inc.

10.2+*	Non-Competition, Non-Solicitation, and Confidentiality Agreement, effective June 1, 2020, by and between Brian DelGhiaccio and Republic Services, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	August 6, 2020	By:	/S/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2020	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)