Form 10-Q
period 2020-09-30
REPUBLIC SERVICES, INC.
filed 2020-11-06
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2020, the registrant had outstanding 318,724,685 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 35,790,051).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$406.4	$47.1
Accounts receivable, less allowance for doubtful accounts and other of $33.6 and $34.0, respectively	1,097.2	1,125.9
Prepaid expenses and other current assets	270.7	433.0
Total current assets	1,774.3	1,606.0
Restricted cash and marketable securities	145.2	179.4
Property and equipment, net	8,527.5	8,383.5
Goodwill	11,712.1	11,633.4
Other intangible assets, net	127.5	133.9
Other assets	823.5	747.6
Total assets	$23,110.1	$22,683.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$646.3	$777.9
Notes payable and current maturities of long-term debt	184.3	929.9
Deferred revenue	341.6	336.0
Accrued landfill and environmental costs, current portion	123.4	132.6
Accrued interest	65.2	74.0
Other accrued liabilities	830.0	814.2
Total current liabilities	2,190.8	3,064.6
Long-term debt, net of current maturities	8,594.5	7,758.6
Accrued landfill and environmental costs, net of current portion	1,715.3	1,703.2
Deferred income taxes and other long-term tax liabilities, net	1,222.4	1,180.6
Insurance reserves, net of current portion	278.9	276.5
Other long-term liabilities	734.1	579.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 354.4 and 353.3 issued including shares held in treasury, respectively	3.5	3.5
Additional paid-in capital	5,045.1	4,994.8
Retained earnings	5,652.8	5,317.3
Treasury stock, at cost; 35.9 and 34.5 shares, respectively	(2,315.8)	(2,199.6)
Accumulated other comprehensive (loss) income, net of tax	(15.5)	2.2
Total Republic Services, Inc. stockholders’ equity	8,370.1	8,118.2
Non-controlling interests in consolidated subsidiary	4.0	2.7
Total stockholders’ equity	8,374.1	8,120.9
Total liabilities and stockholders’ equity	$23,110.1	$22,683.8
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,572.1	$2,646.9	$7,580.4	$7,722.7
Expenses:
Cost of operations	1,535.4	1,631.4	4,553.3	4,754.4
Depreciation, amortization and depletion	270.7	267.3	808.4	783.1
Accretion	20.7	20.5	62.4	61.4
Selling, general and administrative	256.1	275.4	795.3	806.3
Withdrawal costs - multiemployer pension funds	—	—	35.9	—
Loss (gain) on business divestitures and impairments, net	31.5	(24.0)	32.9	(23.5)
Restructuring charges	9.8	8.5	15.8	13.0
Operating income	447.9	467.8	1,276.4	1,328.0
Interest expense	(88.9)	(98.0)	(277.4)	(296.9)
Loss from unconsolidated equity method investments	(8.2)	(4.0)	(30.8)	(27.2)
Loss on extinguishment of debt	(34.5)	—	(34.5)	—
Interest income	0.5	2.0	4.0	5.4
Other income, net	1.9	1.7	3.7	1.6
Income before income taxes	318.7	369.5	941.4	1,010.9
Provision for income taxes	58.5	71.5	208.1	227.1
Net income	260.2	298.0	733.3	783.8
Net (income) loss attributable to non-controlling interests in consolidated subsidiary	(0.2)	0.3	(1.5)	0.2
Net income attributable to Republic Services, Inc.	$260.0	$298.3	$731.8	$784.0
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.81	$0.93	$2.29	$2.44
Weighted average common shares outstanding	319.2	320.6	319.3	321.5
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.81	$0.93	$2.29	$2.43
Weighted average common and common equivalent shares outstanding	319.7	321.7	319.8	322.6
Cash dividends per common share	$0.425	$0.405	$1.235	$1.155
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$260.2	$298.0	$733.3	$783.8
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss (gain) reclassified into earnings	1.2	(0.5)	3.2	(0.9)
Unrealized loss	(0.2)	(11.9)	(22.5)	(43.0)
Pension activity:
Change in funded status of pension plan obligations	—	—	1.6	(0.8)
Other comprehensive income (loss), net of tax	1.0	(12.4)	(17.7)	(44.7)
Comprehensive income	261.2	285.6	715.6	739.1
Comprehensive (income) loss attributable to non-controlling interests	(0.2)	0.3	(1.5)	0.2
Comprehensive income attributable to Republic Services, Inc.	$261.0	$285.9	$714.1	$739.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2019	353.3	$3.5	$4,994.8	$5,317.3	(34.5)	$(2,199.6)	$2.2	$2.7	$8,120.9
Net income	—	—	—	246.3	—	—	—	0.5	246.8
Other comprehensive loss	—	—	—	—	—	—	(19.8)	—	(19.8)
Cash dividends declared	—	—	—	(128.9)	—	—	—	—	(128.9)
Issuances of common stock	0.7	—	7.5	—	(0.2)	(17.0)	—	—	(9.5)
Stock-based compensation	—	—	10.8	(1.1)	—	—	—	—	9.7
Purchase of common stock for treasury	—	—	—	—	(1.2)	(98.8)	—	—	(98.8)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2020	354.0	3.5	5,013.1	5,433.6	(35.9)	(2,315.4)	(17.6)	3.0	8,120.2
Net income	—	—	—	225.5	—	—	—	0.8	226.3
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(129.0)	—	—	—	—	(129.0)
Issuances of common stock	0.1	—	3.1	—	—	(0.3)	—	—	2.8
Stock-based compensation	—	—	10.4	(0.9)	—	—	—	—	9.5
Balance as of June 30, 2020	354.1	3.5	5,026.6	5,529.2	(35.9)	(2,315.7)	(16.5)	3.8	8,230.9
Net income	—	—	—	260.0	—	—	—	0.2	260.2
Other comprehensive income	—	—	—	—	—	—	1.0	—	1.0
Cash dividends declared	—	—	—	(135.4)	—	—	—	—	(135.4)
Issuances of common stock	0.3	—	8.1	—	—	(0.1)	—	—	8.0
Stock-based compensation	—	—	10.4	(1.0)	—	—	—	—	9.4
Balance as of September 30, 2020	354.4	$3.5	$5,045.1	$5,652.8	(35.9)	$(2,315.8)	$(15.5)	$4.0	$8,374.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (CONTINUED)
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2018	351.9	$3.5	$4,924.9	$4,750.5	(29.4)	$(1,782.6)	$30.8	$2.4	$7,929.5
Adoption of accounting standard, net of tax	—	—	—	(3.1)	—	—	3.1	—	—
Net income	—	—	—	234.2	—	—	—	0.7	234.9
Other comprehensive loss	—	—	—	—	—	—	(11.4)	—	(11.4)
Cash dividends declared	—	—	—	(120.7)	—	—	—	—	(120.7)
Issuances of common stock	0.9	—	7.7	—	(0.2)	(16.8)	—	—	(9.1)
Stock-based compensation	—	—	12.0	(1.1)	—	—	—	—	10.9
Purchase of common stock for treasury	—	—	—	—	(1.5)	(111.5)	—	—	(111.5)
Balance as of March 31, 2019	352.8	3.5	4,944.6	4,859.8	(31.1)	(1,910.9)	22.5	3.1	7,922.6
Net income	—	—	—	251.5	—	—	—	(0.6)	250.9
Other comprehensive loss	—	—	—	—	—	—	(20.9)	—	(20.9)
Cash dividends declared	—	—	—	(120.2)	—	—	—	—	(120.2)
Issuances of common stock	0.2	—	6.3	—	—	(0.3)	—	—	6.0
Stock-based compensation	—	—	9.8	(0.9)	—	—	—	—	8.9
Purchase of common stock for treasury	—	—	—	—	(1.1)	(91.9)	—	—	(91.9)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2019	353.0	3.5	4,960.7	4,990.2	(32.2)	(2,003.1)	1.6	2.3	7,955.2
Net income	—	—	—	298.3	—	—	—	(0.3)	298.0
Other comprehensive loss	—	—	—	—	—	—	(12.4)	—	(12.4)
Cash dividends declared	—	—	—	(129.3)	—	—	—	—	(129.3)
Issuances of common stock	0.3	—	8.7	—	—	(0.3)	—	—	8.4
Stock-based compensation	—	—	10.1	(1.0)	—	—	—	—	9.1
Purchase of common stock for treasury	—	—	—	—	(1.7)	(150.5)	—	—	(150.5)
Balance as of September 30, 2019	353.3	$3.5	$4,979.5	$5,158.2	(33.9)	$(2,153.9)	$(10.8)	$2.0	$7,978.5
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash provided by operating activities:
Net income	$733.3	$783.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	870.8	844.5
Non-cash interest expense	47.8	34.9
Stock-based compensation	29.0	29.2
Deferred tax provision	45.7	72.9
Provision for doubtful accounts, net of adjustments	22.0	23.4
Loss on extinguishment of debt	34.5	—
Loss (gain) on disposition of assets and asset impairments, net	30.6	(22.4)
Withdrawal costs - multiemployer pension funds, net of payments	4.3	—
Environmental adjustments	(1.2)	(9.6)
Loss from unconsolidated equity method investments	30.8	27.2
Other non-cash items	(2.9)	(0.9)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	3.4	(65.3)
Prepaid expenses and other assets	135.0	98.3
Accounts payable	(60.4)	(9.3)
Capping, closure and post-closure expenditures	(39.5)	(47.7)
Remediation expenditures	(39.8)	(29.4)
Other liabilities	77.0	57.3
Payments for retirement of certain hedging relationships	(11.4)	—
Cash provided by operating activities	1,909.0	1,786.9
Cash used in investing activities:
Purchases of property and equipment	(889.0)	(908.3)
Proceeds from sales of property and equipment	24.8	11.7
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(189.9)	(455.9)
Cash received from business divestitures	32.5	41.6
Purchases of restricted marketable securities	(16.9)	(9.1)
Sales of restricted marketable securities	5.6	8.6
Other	—	(5.2)
Cash used in investing activities	(1,032.9)	(1,316.6)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	2,439.5	3,504.8
Proceeds from issuance of senior notes, net of discount and fees	1,626.6	891.9
Payments of notes payable and long-term debt and senior notes	(4,101.9)	(4,145.9)
Premiums paid on extinguishment of debt	(34.0)	—
Issuances of common stock, net	1.3	5.3
Purchases of common stock for treasury	(98.8)	(353.8)
Cash dividends paid	(387.1)	(361.9)
Distributions paid to non-controlling interests in consolidated subsidiary	(0.2)	(0.2)
Contingent consideration payments	(9.7)	(15.2)
Cash used in financing activities	(564.3)	(475.0)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	311.8	(4.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	177.4	133.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$489.2	$128.6
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
Both national and local government agencies have implemented steps with the intent to slow the spread of the virus, including shelter-in-place orders and the mandatory shutdown of certain businesses. During this time, we continued to provide essential services to our customers. In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April and gradually improved thereafter as local economies began to gradually reopen and customers began to resume service. Large outbreaks and resurgences of COVID-19 in various regions may result in a reinstitution of certain restrictions.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The demand for our environmental services business depends on the continued demand for, and production of, oil and natural gas in certain shale basins located in the United States. During the nine months ended September 30, 2020, the value of crude oil and natural gas declined to historic lows, resulting in a decrease in rig counts and drilling activity that led to a year-over-year decrease in revenue from our environmental services business. Further and/or sustained declines in the level of production activity may result in an unfavorable change to the long-term strategic outlook for our environmental services business that could result in the recognition of impairment charges on intangible assets and property and equipment associated with this business. On at least a quarterly basis, we will continue to monitor the effect of the evolving COVID-19 pandemic on our business and review our estimates for recoverability of assets used in certain of our operations that are related to strategic investments.
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
Credit Losses
Effective January 1, 2020, we adopted ASU 2016-13, Credit Losses Topic 326 (ASU 2016-13 or the new credit losses standard) using the modified retrospective approach. The comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods. The new credit losses standard amends the impairment model to use a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Our adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2020, and we did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2020.
To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we identified financial assets measured at an amortized cost basis in our consolidated balance sheet and evaluated the collectability considerations based on an expected credit loss assessment. We are exposed to credit losses primarily through customer receivables generated from the collection, transfer and disposal of non-hazardous solid waste and environmental services we provide our customers as well as the recovering and sale of certain recyclable materials. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the age of receivables outstanding, historical trends, economic conditions and other information. We also review outstanding balances on an account-specific basis based on the credit risk of the customer. We determined that all of our accounts receivable share similar risk characteristics. We monitor our credit exposure on an ongoing basis and assess whether assets in the pool continue to display similar risk characteristics.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The consolidated statement of income for the nine months ended September 30, 2020 reflects the measurement of credit losses for newly recognized financial assets as well as any changes to historical financial assets. The following table reflects the activity in our allowance for doubtful accounts during the nine months ended September 30, 2020.

Allowance for Doubtful Accounts and Other
Balance as of December 31, 2019	$34.0
Additions charged to expense	22.0
Accounts written-off	(22.4)
Balance as of September 30, 2020	$33.6
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
Fair Value Measurement
Effective January 1, 2020, we adopted the FASB's ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 intends to increase the consistency and comparability of fair value measurements used in financial reporting through eliminating, modifying, and adding certain disclosure requirements within Topic 820. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2020.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various waste businesses during the nine months ended September 30, 2020 and 2019. The purchase price for these business acquisitions and the allocations of the purchase price follows:

	2020	2019
Purchase price:
Cash used in acquisitions, net of cash acquired	$133.8	$424.3
Contingent consideration	—	2.5
Holdbacks	7.5	16.0
Fair value, future minimum finance lease payments	0.3	5.8
Total	$141.6	$448.6
Allocated as follows:
Accounts receivable	$4.7	$18.3
Property and equipment	36.9	143.0
Operating right-of-use lease assets	0.2	18.1
Other assets	0.2	2.5
Inventory	—	1.1
Accounts payable	(1.2)	(11.5)
Environmental remediation liabilities	(1.7)	(0.1)
Closure and post-closure liabilities	(0.7)	—
Operating right-of-use lease liabilities	(0.2)	(18.4)
Other liabilities	(2.1)	(2.3)
Fair value of tangible assets acquired and liabilities assumed	36.1	150.7
Excess purchase price to be allocated	$105.5	$297.9
Excess purchase price allocated as follows:
Other intangible assets	$9.8	$31.5
Goodwill	95.7	266.4
Total allocated	$105.5	$297.9
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
Investments
In 2020, we continued to acquire non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $56.7 million and $14.1 million, which were recorded to other assets in our September 30, 2020 and 2019 consolidated balance sheets, respectively. During the three and nine months ended September 30, 2020, we reduced the carrying value of these investments by $8.2 million and $30.8 million, respectively, and during the three and nine months ended September 30, 2019, we reduced the carrying value of these investments by $4.0 million and $27.2 million, respectively, as a result of tax credits allocated to us, cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restructuring Charges
In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. In addition, in July 2020, we eliminated certain positions, primarily related to our back-office support functions, in response to the COVID-19 pandemic. During the three and nine months ended September 30, 2020, we incurred restructuring charges of $9.8 million and $15.8 million, respectively, that primarily related to these restructuring efforts. During the three and nine months ended September 30, 2019, we incurred restructuring charges of $8.5 million and $13.0 million, respectively, that primarily related to the redesign of certain back-office software systems. During the nine months ended September 30, 2020 and 2019, we paid $11.9 million and $7.9 million, respectively, related to these restructuring efforts.
During the remainder of 2020, we expect to incur additional restructuring charges of approximately $3 million to $5 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Our senior management evaluates, oversees and manages the financial performance of our operations through two field groups, referred to as Group 1 and Group 2.
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2019	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of September 30, 2020
Group 1	$6,235.6	$15.3	$—	$(2.4)	$6,248.5
Group 2	5,397.8	80.4	(18.6)	4.0	5,463.6
Total	$11,633.4	$95.7	$(18.6)	$1.6	$11,712.1
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 17 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2019	Acquisitions	Adjustments and Other	Balance as of September 30, 2020	Balance as of December 31, 2019	Additions Charged to Expense	Adjustments and Other	Balance as of September 30, 2020	Other Intangible Assets, Net as of September 30, 2020
Customer relationships	$733.8	$7.4	$(0.1)	$741.1	$(623.0)	$(12.4)	$0.1	$(635.3)	$105.8
Non-compete agreements	45.3	2.4	(0.2)	47.5	(35.3)	(2.9)	0.1	(38.1)	9.4
Other intangible assets	58.2	—	(0.7)	57.5	(45.1)	(0.5)	0.4	(45.2)	12.3
Total	$837.3	$9.8	$(1.0)	$846.1	$(703.4)	$(15.8)	$0.6	$(718.6)	$127.5

We evaluate goodwill for impairment annually as of October 1, or when an indicator of impairment exists. In accordance with our accounting policy, we also perform a quarterly review of our long-lived and intangible assets. During the performance of our quarterly impairment reviews during the nine months ended September 30, 2020, we considered the impact of the COVID-19 pandemic on our business, noting no indicators of impairment for goodwill or other intangible assets. For more detail regarding our accounting policy over the impairment of goodwill, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 follows:

	2020	2019
Prepaid expenses	$90.7	$75.5
Inventories	58.8	56.8
Other non-trade receivables	39.0	88.1
Reinsurance receivable	34.0	31.9
Income taxes receivable	29.0	156.7
Prepaid fees for cloud-based hosting arrangements, current	13.2	12.4
Interest rate swap locks	—	3.6
Other current assets	6.0	8.0
Total	$270.7	$433.0
Other Assets
A summary of other assets as of September 30, 2020 and December 31, 2019 follows:

	2020	2019
Operating right-of-use lease assets	$232.0	$243.6
Deferred compensation plan	125.1	118.0
Investments	121.4	87.8
Reinsurance receivable	85.2	78.9
Deferred contract costs and sales commissions	80.8	83.1
Other derivative assets	63.3	2.9
Amounts recoverable for capping, closure and post-closure obligations	33.1	31.8
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	28.5	32.0
Interest rate swaps	19.9	10.7
Deferred financing costs	3.4	3.0
Other	30.8	55.8
Total	$823.5	$747.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2020 and December 31, 2019 follows:

	2020	2019
Accrued payroll and benefits	$204.3	$207.7
Insurance reserves, current	168.4	162.0
Accrued fees and taxes	142.4	140.8
Accrued dividends	135.4	129.2
Operating right-of-use lease liabilities, current	35.8	51.5
Payroll tax payable (CARES Act), current	33.8	—
Ceded insurance reserves, current	33.7	31.6
Accrued professional fees and legal settlement reserves	6.5	11.8
Interest rate swap locks	—	14.9
Other	69.7	64.7
Total	$830.0	$814.2
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2020 and December 31, 2019 follows:

	2020	2019
Operating right-of-use lease liabilities	$217.2	$212.5
Deferred compensation plan liability	122.7	116.1
Other derivative liabilities	110.2	22.2
Ceded insurance reserves	86.8	80.6
Contingent purchase price and acquisition holdbacks	67.6	71.2
Payroll tax payable (CARES Act)	33.8	—
Withdrawal liability - multiemployer pension funds	26.3	12.0
Legal settlement reserves	19.1	10.0
Pension and other post-retirement liabilities	6.4	6.2
Interest rate swap locks	—	0.8
Other	44.0	47.8
Total	$734.1	$579.4

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2020, we owned or operated 188 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Additionally, we had post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of September 30, 2020 and December 31, 2019 follows:

	2020	2019
Landfill final capping, closure and post-closure liabilities	$1,362.7	$1,335.6
Environmental remediation	476.0	500.2
Total accrued landfill and environmental costs	1,838.7	1,835.8
Less: current portion	(123.4)	(132.6)
Long-term portion	$1,715.3	$1,703.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the nine months ended September 30, 2020 and 2019:

	2020	2019
Asset retirement obligation liabilities, beginning of year	$1,335.6	$1,292.0
Non-cash additions	32.0	32.9
Acquisitions, net of divestitures and other adjustments	(14.3)	0.3
Asset retirement obligation adjustments	(13.5)	0.7
Payments	(39.5)	(47.7)
Accretion expense	62.4	61.4
Asset retirement obligation liabilities, end of period	1,362.7	1,339.6
Less: current portion	(65.2)	(80.9)
Long-term portion	$1,297.5	$1,258.7
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of September 30, 2020 would be approximately $365 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2020 and 2019:

	2020	2019
Environmental remediation liabilities, beginning of year	$500.2	$540.2
Net adjustments charged to expense	(1.2)	(9.6)
Payments	(39.8)	(29.4)
Accretion expense (non-cash interest expense)	13.9	14.3
Acquisitions, net of divestitures and other adjustments	2.9	0.1
Environmental remediation liabilities, end of period	476.0	515.6
Less: current portion	(58.2)	(72.3)
Long-term portion	$417.8	$443.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Bridgeton Landfill. During the nine months ended September 30, 2020, we paid $19.8 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of September 30, 2020, the remediation liability recorded for this site was $124.7 million, of which approximately $4 million is expected to be paid during the remainder of 2020. We believe the remaining reasonably possible high end of our range would be approximately $163 million higher than the amount recorded as of September 30, 2020.
During the nine months ended September 30, 2020, we recognized a favorable insurance recovery of $10.8 million related to our closed Bridgeton Landfill as a reduction of remediation expenses in our consolidated statement of income for the applicable period.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of September 30, 2020 and December 31, 2019 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2020			December 31, 2019
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$11.6	$—	$11.6
$1.0 billion - August 2021	Variable	—	—	—	—	—	—
$2.25 billion - June 2023	Variable	—	—	—	184.4	—	184.4
Senior notes:
March 2020	5.000	—	—	—	850.0	(0.1)	849.9
November 2021	5.250	—	—	—	600.0	(0.8)	599.2
June 2022	3.550	850.0	(1.8)	848.2	850.0	(2.6)	847.4
May 2023	4.750	550.0	10.5	560.5	550.0	2.6	552.6
August 2024	2.500	900.0	(7.0)	893.0	900.0	(8.3)	891.7
March 2025	3.200	500.0	(3.1)	496.9	500.0	(3.6)	496.4
July 2026	2.900	500.0	(3.5)	496.5	500.0	(3.9)	496.1
November 2027	3.375	650.0	(4.6)	645.4	650.0	(5.2)	644.8
May 2028	3.950	800.0	(14.5)	785.5	800.0	(15.7)	784.3
March 2030	2.300	600.0	(6.7)	593.3	—	—	—
February 2031	1.450	650.0	(8.9)	641.1	—	—	—
March 2035	6.086	181.9	(13.5)	168.4	181.9	(13.9)	168.0
March 2040	6.200	399.9	(3.7)	396.2	399.9	(3.7)	396.2
May 2041	5.700	385.7	(5.1)	380.6	385.7	(5.3)	380.4
March 2050	3.050	400.0	(7.3)	392.7	—	—	—
Debentures:
May 2021	9.250	35.3	(0.2)	35.1	35.3	(0.4)	34.9
September 2035	7.400	148.1	(32.4)	115.7	148.1	(33.0)	115.1
Tax-exempt:
2020 - 2050	0.250 - 0.875	1,126.2	(6.6)	1,119.6	1,122.4	(6.2)	1,116.2
Finance leases:
2020 - 2063	1.882 - 12.203	210.1	—	210.1	119.3	—	119.3
Total Debt		$8,887.2	$(108.4)	8,778.8	$8,788.6	$(100.1)	8,688.5
Less: current portion				(184.3)			(929.9)
Long-term portion				$8,594.5			$7,758.6
Loss on Extinguishment of Debt
During the three months ended September 30, 2020, we incurred a loss on the early extinguishment of debt related to the redemption of our $600.0 million 5.250% senior notes due November 2021. We paid a cash premium of $34.0 million and incurred a non-cash charge related to the unamortized deferred issuance costs of $0.5 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Facilities
The 364-Day Credit Facility
In August 2020, we entered into a $1.0 billion 364-day unsecured revolving credit facility (the 364-Day Credit Facility), which matures in August 2021. At our option, borrowings under the 364-Day Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the 364-Day Credit Facility agreement).
The 364-Day Credit Facility is subject to facility fees based on applicable rates defined in the 364-Day Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our 364-Day Credit Facility totaled $1.0 billion as of September 30, 2020. The 364-Day Credit Facility can be used for working capital, capital expenditures, acquisitions, and other general corporate purposes. The 364-Day Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of September 30, 2020, we had no borrowings outstanding under our 364-Day Credit Facility.
The Credit Facility
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (the Credit Facility), which matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,857.8 million and $1,696.9 million as of September 30, 2020 and December 31, 2019, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of September 30, 2020, we had no borrowings under our Credit Facility, and as of December 31, 2019, we had $184.4 million of borrowings under our Credit Facility. We had $376.5 million and $351.4 million of letters of credit outstanding under our Credit Facility as of September 30, 2020 and December 31, 2019, respectively.
In July 2020, we executed an amendment to the Credit Facility agreement to increase flexibility and reduce restrictions, in particular, for future acquisitions. Effective June 30, 2020, the amendment eliminated the consolidated interest coverage ratio and revised the sole remaining financial covenant, total debt to EBITDA ratio.
Uncommitted Credit Facility
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility, and as of December 31, 2019, we had $11.6 million of borrowings outstanding under our Uncommitted Credit Facility.
Senior Notes and Debentures
In August 2020, we issued $650.0 million of 1.450% senior notes due 2031 (the 1.450% Notes). We used the net proceeds to redeem all $600.0 million of the outstanding 5.250% senior notes due November 2021 plus a make-whole premium of $34.0 million. The remaining proceeds were used for general corporate purposes.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed-to-floating interest rates. As of September 30, 2020, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
As of September 30, 2020 and December 31, 2019, the interest rate swap agreements are reflected at their fair value of $19.9 million and $10.7 million, respectively, and are included in other assets in our consolidated balance sheet. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $1.8 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, and net interest income of $3.8 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively, related to net settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the three months ended September 30, 2020 and 2019, we recognized a gain of $2.1 million and a loss of $1.1 million, respectively, on the change in fair value of the hedged senior notes with an offsetting loss of $1.8 million and an offsetting gain of $1.4 million, respectively, on the related interest rate swaps, both attributable to changes in the benchmark interest rate. For the nine months ended September 30, 2020 and 2019, we recognized losses of $7.5 million and $10.0 million, respectively, on the change in fair value of the hedged senior notes, with offsetting gains of $9.3 million and $10.5 million, respectively, on the related interest rate swaps, both attributable to changes in the benchmark interest rate. The difference of these fair value changes for the three and nine months ended September 30, 2020 and 2019 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flow Hedges
We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. All of our cash flow hedges settled on or before September 30, 2020, thus there is no related asset or liability as of September 30, 2020. As of December 31, 2019, our interest rate lock agreements had an aggregate notional value of $575.0 million, with fixed interest rates ranging from 1.330% to 3.000%.
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
Total unrealized loss recognized in other comprehensive income for interest rate locks was $0.2 million and $11.9 million, net of tax, for the three months ended September 30, 2020 and 2019, respectively. Total unrealized loss recognized in other comprehensive income for interest rate locks was $22.5 million and $43.0 million, net of tax, for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 and December 31, 2019, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss, net of tax of $33.0 million and $4.7 million, respectively. The amortization of the terminated interest rate locks is recorded as an adjustment to interest expense over the life of the issued debt using the effective

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

interest method. Over the next 12 months, we expect to amortize approximately $5.3 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
For further detail regarding the effect of our cash flow hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% Notes in February 2020, we amended interest rate lock agreements with an aggregate notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030, and dedesignated them as cash flow hedges (the 2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% Notes in August 2019, we amended interest rate lock agreements with an aggregate notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024, and dedesignated them as cash flow hedges (collectively with the 2020 Extended Interest Rate Locks referred to as the Extended Interest Rate Locks). There was no ineffectiveness recognized in the dedesignation of these cash flow hedges. In addition, we entered into offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (the Offsetting Interest Rate Swaps). The fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of September 30, 2020 and December 31, 2019, the fair values of the Extended Interest Rate Locks were liabilities of $110.2 million and $22.2 million, respectively, which were included in other long-term liabilities in our consolidated balance sheets, and the fair values of the Offsetting Interest Rate Swaps were assets of $63.3 million and $2.9 million, respectively, and were included in other assets in our consolidated balance sheets. For the three and nine months ended September 30, 2020, we recognized gains of $8.6 million and losses of $(62.9) million, respectively, on the change in fair value of the Extended Interest Rate Locks, with offsetting losses of $(8.6) million and offsetting gains of $60.7 million, respectively, on the Offsetting Interest Rate Swaps. The change in fair value was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of September 30, 2020, we had $1,119.6 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2050. As of December 31, 2019, we had $1,116.2 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. During the second quarter of 2020, we issued $60.0 million of tax-exempt financings. During the second quarter of 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings.
All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Finance Leases
We had finance lease liabilities of $210.1 million as of September 30, 2020 with maturities ranging from 2020 to 2063. We had finance lease liabilities of $119.3 million as of December 31, 2019 with maturities ranging from 2020 to 2049.
In September 2020, we entered into an agreement to extend the term of one of our landfill finance leases by approximately 43 years, or through the end of the landfill's site life. Accordingly, we recognized an incremental finance lease obligation of $90.4 million as of September 30, 2020.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the nine months ended September 30, 2020 and 2019 was 22.1% and 22.5%, respectively. Our effective tax rates reflected benefits from investments in solar energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code, excess tax benefits under ASU 2016-19 and the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our tax returns.
Cash paid for income taxes was $34.2 million for the nine months ended September 30, 2020 and a net refund of $4.3 million for the same period in 2019. The net refund received for the nine months ended September 30, 2019 was due to the receipt of funds from amended tax returns.

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
As a result of our ongoing efforts to evaluate, streamline and maximize the efficiency of our tax footprint, we could adjust our valuation allowance in a future period if there is sufficient evidence to support a conclusion that it is more certain than not that a portion of the state net operating loss carryforwards, on which we currently provide a valuation allowance, would be realized. During the nine months ended September 30, 2020, we began analyzing the utilization of certain of our tax attributes given recent acquisitions, divestitures and a long-term strategic review of our operations. We expect to conclude our efforts in the fourth quarter of 2020 and may reduce our valuation allowance by approximately $0 million to $20 million at December 31, 2020.
The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of September 30, 2020, the valuation allowance associated with our state loss carryforwards was approximately $69 million.
We are subject to income tax in the United States, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. We are currently under examination by the Internal Revenue Service for tax years 2015 through 2017, as well as various state and local taxing authorities for tax years 2012 through 2019.
We believe our recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of September 30, 2020, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of September 30, 2020, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $12.4 million related to our uncertain tax positions.
9. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 12.3 million shares of common stock reserved for future grants under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan.
Stock Repurchases
Stock repurchase activity during the three and nine months ended September 30, 2020 and 2019 follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of shares repurchased	—	1.7	1.2	4.3
Amount paid	$—	$151.3	$98.8	$353.8
Weighted average cost per share	$—	$86.87	$85.06	$81.63
As of September 30, 2020, no repurchased shares were pending settlement. As of September 30, 2019, less than 0.1 million repurchased shares were pending settlement.
In October 2017, our Board of Directors added $2.0 billion to the previous share repurchase authorization, which continues through December 31, 2020. In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

September 30, 2020, the remaining authorized purchase capacity under our October 2017 repurchase program was $605.8 million.
Dividends
In July 2020, our Board of Directors approved a quarterly dividend of $0.425 per share. Cash dividends declared were $393.3 million for the nine months ended September 30, 2020. As of September 30, 2020, we recorded a quarterly dividend payable of $135.4 million to shareholders of record at the close of business on October 1, 2020.
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
Earnings per share for the three and nine months ended September 30, 2020 and 2019 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$260,000	$298,300	$731,800	$784,000
Weighted average common shares outstanding	319,201	320,633	319,275	321,544
Basic earnings per share	$0.81	$0.93	$2.29	$2.44
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$260,000	$298,300	$731,800	$784,000
Weighted average common shares outstanding	319,201	320,633	319,275	321,544
Effect of dilutive securities:
Options to purchase common stock	41	368	68	437
Unvested RSU awards	169	276	168	248
Unvested PSU awards	323	433	313	415
Weighted average common and common equivalent shares outstanding	319,734	321,710	319,824	322,644
Diluted earnings per share	$0.81	$0.93	$2.29	$2.43
During the three months ended September 30, 2020, there were less than 0.1 million antidilutive securities outstanding, and during the nine months ended September 30, 2020, there were 0.1 million antidilutive securities outstanding. During the three and nine months ended September 30, 2019, there were no antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive (loss) income, net of tax, by component, for the nine months ended September 30, 2020 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2019	$(13.7)	$15.9	$2.2
Other comprehensive (loss) income before reclassifications	(22.5)	1.6	(20.9)
Amounts reclassified from accumulated other comprehensive loss	3.2	—	3.2
Net current period other comprehensive (loss) income	(19.3)	1.6	(17.7)
Balance as of September 30, 2020	$(33.0)	$17.5	$(15.5)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement where Net Income is Presented
(Loss) gain on cash flow hedges:
Terminated interest rate locks	$(1.6)	$0.7	$(4.3)	$1.2	Interest expense
Total before tax	(1.6)	0.7	(4.3)	1.2
Tax benefit (expense)	0.4	(0.2)	1.1	(0.3)
Total (loss) gain reclassified into earnings, net of tax	$(1.2)	$0.5	$(3.2)	$0.9

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Interest Expense	Interest Expense	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(88.9)	$(98.0)	$(277.4)	$(296.9)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$1.8	$0.3	$3.8	$0.5
Net periodic earnings	$0.3	$0.3	$1.8	$0.5
(Loss) gain on cash flow hedging relationships:
Interest rate swap locks:
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) into income, net of tax	$(1.2)	$0.5	$(3.2)	$0.9

The effects of derivative instruments not in Subtopic 815-20:
Loss on free-standing derivative instruments:
Interest rate contract:
Net loss on change in fair value of free-standing derivative instruments	$—	$—	$(2.2)	$—
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of September 30, 2020 and December 31, 2019, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	September 30, 2020
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$46.2	$46.2	$46.2	$—	$—
Bonds - restricted cash and marketable securities and other assets	63.1	63.1	—	63.1	—
Interest rate swaps - other assets	19.9	19.9	—	19.9	—
Other derivative assets - other assets	63.3	63.3	—	63.3	—
Total assets	$192.5	$192.5	$46.2	$146.3	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$110.2	$110.2	$—	$110.2	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	70.9	70.9	—	—	70.9
Total liabilities	$181.1	$181.1	$—	$110.2	$70.9

	December 31, 2019
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	51.6	51.6	—	51.6	—
Interest rate swaps - other assets	10.7	10.7	—	10.7	—
Other derivative assets - other assets	2.9	2.9	—	2.9	—
Interest rate locks - prepaid expenses and other current assets	3.6	3.6	—	3.6	—
Total assets	$111.8	$111.8	$43.0	$68.8	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$22.2	$22.2	$—	$22.2	$—
Interest rate locks - other accrued liabilities and other long-term liabilities	15.7	15.7	—	15.7	—
Contingent consideration - other accrued liabilities and other long-term liabilities	72.0	72.0	—	—	72.0
Total liabilities	$109.9	$109.9	$—	$37.9	$72.0
Total Debt
As of September 30, 2020 and December 31, 2019, the carrying value of our total debt was $8.8 billion and $8.7 billion, respectively, and the fair value of our total debt was $9.9 billion and $9.4 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of September 30, 2020 and December 31, 2019. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of September 30, 2020, the Sonoma contingent consideration represents the fair value of $64.5 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $75 million and $165 million. During the nine months ended September 30, 2020, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
In 2017, we recognized additional contingent consideration associated with the acquisition of a landfill. As of September 30, 2020, the contingent consideration of $3.8 million represents the fair value of amounts payable to the seller based on annual volume of tons disposed at the landfill. During the nine months ended September 30, 2020, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
In June 2019, we recognized additional contingent consideration associated with the acquisition of a collection business. As of September 30, 2020, the contingent consideration of $2.6 million represents the fair value of amounts payable to the seller based on annual volume of tons collected from certain customers of the business. During the nine months ended September 30, 2020, the activity in the contingent consideration liability included accretion. There were no changes to the estimate of fair value.
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
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2020 and 2019 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Three Months Ended September 30, 2020
Group 1	$1,544.2	$(254.1)	$1,290.1	$131.2	$348.9	$117.7	$11,531.5
Group 2	1,464.5	(220.7)	1,243.8	133.5	238.0	120.2	9,371.7
Corporate entities	44.7	(6.5)	38.2	26.7	(139.0)	(3.6)	2,206.9
Total	$3,053.4	$(481.3)	$2,572.1	$291.4	$447.9	$234.3	$23,110.1

Three Months Ended September 30, 2019
Group 1	$1,543.3	$(258.1)	$1,285.2	$128.7	$316.1	$163.3	$11,341.7
Group 2	1,549.3	(225.7)	1,323.6	134.0	242.0	155.1	9,353.0
Corporate entities	43.1	(5.0)	38.1	25.1	(90.3)	1.3	1,634.4
Total	$3,135.7	$(488.8)	$2,646.9	$287.8	$467.8	$319.7	$22,329.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Nine Months Ended September 30, 2020
Group 1	$4,526.6	$(751.8)	$3,774.8	$390.5	$981.2	$403.4	$11,531.5
Group 2	4,325.2	(638.1)	3,687.1	400.4	699.7	354.8	9,371.7
Corporate entities	135.8	(17.3)	118.5	79.9	(404.5)	130.8	2,206.9
Total	$8,987.6	$(1,407.2)	$7,580.4	$870.8	$1,276.4	$889.0	$23,110.1

Nine Months Ended September 30, 2019
Group 1	$4,502.8	$(760.0)	$3,742.8	$377.1	$913.5	$400.4	$11,341.7
Group 2	4,517.0	(650.7)	3,866.3	392.5	693.3	367.5	9,353.0
Corporate entities	126.8	(13.2)	113.6	74.9	(278.8)	140.4	1,634.4
Total	$9,146.6	$(1,423.9)	$7,722.7	$844.5	$1,328.0	$908.3	$22,329.1
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
13. REVENUE
Our operations primarily consist of providing collection, transfer and disposal of non-hazardous solid waste, recovering and recycling of certain materials, and environmental services. The following table disaggregates our revenue by service line for the three and nine months ended September 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Collection:
Residential	$581.2	22.6%	$574.4	21.7%	$1,723.3	22.8%	$1,701.8	22.0%
Small-container	773.7	30.1	799.1	30.2	2,321.8	30.6	2,369.0	30.7
Large-container	553.1	21.5	583.6	22.1	1,606.8	21.2	1,688.2	21.9
Other	13.1	0.5	11.7	0.4	38.0	0.5	34.2	0.4
Total collection	1,921.1	74.7	1,968.8	74.4	5,689.9	75.1	5,793.2	75.0
Transfer	352.4		348.0		1,004.8		987.6
Less: intercompany	(190.9)		(193.1)		(556.9)		(558.6)
Transfer, net	161.5	6.3	154.9	5.8	447.9	5.9	429.0	5.6
Landfill	597.3		604.2		1,719.6		1,747.0
Less: intercompany	(263.4)		(264.4)		(763.9)		(773.0)
Landfill, net	333.9	13.0	339.8	12.8	955.7	12.6	974.0	12.6
Environmental services	24.1	0.9	57.8	2.2	101.0	1.3	143.6	1.8
Other:
Recycling processing and commodity sales	75.0	2.9	68.6	2.6	216.2	2.9	213.3	2.8
Other non-core	56.5	2.2	57.0	2.2	169.7	2.2	169.6	2.2
Total other	131.5	5.1	125.6	4.8	385.9	5.1	382.9	5.0
Total revenue	$2,572.1	100.0%	$2,646.9	100.0%	$7,580.4	100.0%	$7,722.7	100.0%
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognize deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Substantially all of the deferred revenue recognized as of December 31, 2019 was recognized as revenue during the nine months ended September 30, 2020 when the service was performed.
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
Additionally, certain elements of our long-term customer contracts are unknown upon entering into the contract, including the amount that will be billed in accordance with annual price escalation clauses, our fuel recovery fee program and commodity prices. The amount to be billed is often tied to changes in an underlying base index such as a consumer price index or a fuel or commodity index, and revenue can only be recognized once the index is established for the period.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of September 30, 2020 and December 31, 2019, we recognized $80.8 million and $83.1 million, respectively, of deferred contract costs and capitalized sales commissions. During the three and nine months ended September 30, 2020, we amortized $2.9 million and $9.1 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.6 million and $4.9 million, respectively, of other deferred contract costs as a reduction of revenue. During the three and nine months ended September 30, 2019, we amortized $2.9 million and $8.9 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.6 million and $4.6 million, respectively, of other deferred contract costs as a reduction of revenue.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $25 million relating to our outstanding legal proceedings as of September 30, 2020. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $9 million higher than the amount recorded as of September 30, 2020.
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
In June 2020, we entered into an agreement with a certain multiemployer pension fund through which we transitioned from one plan into another plan managed by the same fund, thus creating a withdrawal event from the original plan. As a result of the withdrawal event, we recognized $31.6 million of withdrawal costs, which we paid in July 2020.
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
Restricted Cash and Marketable Securities
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$406.4	$47.1	$55.6	$70.5
Restricted cash and marketable securities	145.2	179.4	121.3	108.1
Less: restricted marketable securities	(62.4)	(49.1)	(48.3)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$489.2	$177.4	$128.6	$133.3
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2020	December 31, 2019
Capping, closure and post-closure obligations	$31.4	$30.6
Insurance	113.8	99.4
Payment for maturing tax-exempt financing	—	49.4
Total restricted cash and marketable securities	$145.2	$179.4
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
Both national and local government agencies have implemented steps with the intent to slow the spread of the virus, including shelter-in-place orders and the mandatory shutdown of certain businesses. During this time, we continued to provide essential services to our customers. In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April and gradually improved thereafter as local economies began to gradually reopen and customers began to resume service. Large outbreaks and resurgences of COVID-19 in various regions may result in a reinstitution of certain restrictions.
The demand for our environmental services business depends on the continued demand for, and production of, oil and natural gas in certain shale basins located in the United States. During the nine months ended September 30, 2020, the value of crude oil and natural gas declined to historic lows, resulting in a decrease in rig counts and drilling activity that led to a year-over-year decrease in revenue from our environmental services business. Further and/or sustained declines in the level of production activity may result in an unfavorable change to the long-term strategic outlook for our environmental services business that could result in the recognition of impairment charges on intangible assets and property and equipment associated with this business. On at least a quarterly basis, we will continue to monitor the effect of the evolving COVID-19 pandemic on our business and review our estimates for recoverability of assets used in certain of our operations that are related to strategic investments.
In April 2020, we launched our Committed to Serve initiative, which was intended to help our employees, customers and communities across the United States. We committed $20 million to support frontline employees and their families, as well as small business customers in the local communities where we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs, which we refer to as business resumption costs, are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. We also incurred incremental costs for guaranteeing certain frontline employees a minimum hourly work week regardless of service decreases. During the three and nine months ended September 30, 2020, we incurred costs of $11.0 million and $45.1 million, respectively, as a direct and incremental result of the COVID-19 pandemic. In addition, we incurred incremental costs associated with expanding certain aspects of our existing healthcare programs. We expect to incur similar costs throughout 2020, and potentially into future years. The magnitude of the costs we expect to incur throughout the remainder of the year cannot be predicted at this time due to the various uncertainties surrounding the pandemic (e.g., its duration and spread).
The effects of the COVID-19 pandemic on our business are described in more detail in the Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Updated 2020 Financial Guidance
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2020, which is not a measure determined in accordance with U.S GAAP:

(Anticipated) Year Ending December 31, 2020
Diluted earnings per share	$ 3.09 - 3.12
Loss on extinguishment of debt	0.08
Restructuring charges	0.05
Loss on business divestitures and impairments, net	0.10
Withdrawal costs - multiemployer pension funds	0.08
Bridgeton insurance recovery	(0.03)
Adjusted diluted earnings per share	$ 3.37 - 3.40
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
Overview
Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and environmental services in the United States, as measured by revenue. As of September 30, 2020, we operated facilities in 41 states through 336 collection operations, 216 transfer stations, 188 active landfills, 78 recycling processing centers, 7 treatment, recovery and disposal facilities, 12 salt water disposal wells and 6 deep injection wells. We are engaged in 75 landfill gas to energy and renewable energy projects and had post-closure responsibility for 128 closed landfills as of September 30, 2020.
Revenue for the nine months ended September 30, 2020 decreased by (1.8)% to $7,580.4 million compared to $7,722.7 million for the same period in 2019. This change in revenue is due to decreases in volumes of (3.6)%, fuel recovery fees of (0.6)%, and environmental services of (0.9)%, partially offset by increases in average yield of 2.7%, acquisitions, net of divestitures of 0.5%, and recycling processing and commodity sales of 0.1%.

The following table summarizes our revenue, expenses and operating income for the three and nine months ended September 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue	$2,572.1	100.0%	$2,646.9	100.0%	$7,580.4	100.0%	$7,722.7	100.0%
Expenses:
Cost of operations	1,535.4	59.7	1,631.4	61.6	4,553.3	60.1	4,754.4	61.6
Depreciation, amortization and depletion of property and equipment	255.5	9.9	253.5	9.6	763.7	10.1	743.4	9.6
Amortization of other intangible assets	5.3	0.2	4.8	0.2	15.8	0.2	14.4	0.2
Amortization of other assets	9.9	0.4	9.0	0.3	28.9	0.4	25.3	0.3
Accretion	20.7	0.8	20.5	0.8	62.4	0.8	61.4	0.8
Selling, general and administrative	256.1	10.0	275.4	10.4	795.3	10.5	806.3	10.4
Withdrawal costs - multiemployer pension funds	—	—	—	—	35.9	0.5	—	—
Loss (gain) on business divestitures and impairments, net	31.5	1.2	(24.0)	(0.9)	32.9	0.4	(23.5)	(0.3)
Restructuring charges	9.8	0.4	8.5	0.3	15.8	0.2	13.0	0.2
Operating income	$447.9	17.4%	$467.8	17.7%	$1,276.4	16.8%	$1,328.0	17.2%
Our pre-tax income was $318.7 million and $941.4 million for the three and nine months ended September 30, 2020, respectively, compared to $369.5 million and $1,010.9 million for the same periods in 2019, respectively. Our net income attributable to Republic Services, Inc. was $260.0 million and $731.8 million for the three and nine months ended September 30, 2020, or $0.81 and $2.29 per diluted share, respectively, compared to $298.3 million and $784.0 million, or $0.93 and $2.43 per diluted share, for the same periods in 2019, respectively.
During each of the three and nine months ended September 30, 2020 and 2019, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see the Results of Operations discussion of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$318.7	$260.0	$0.81	$369.5	$298.3	$0.93
Loss on extinguishment of debt	34.5	25.5	0.08	—	—	—
Restructuring charges	9.8	7.2	0.02	8.5	6.3	0.02
Loss (gain) on business divestitures and impairments, net	31.5	26.6	0.09	(24.0)	(14.3)	(0.05)
Total adjustments	75.8	59.3	0.19	(15.5)	(8.0)	(0.03)
As adjusted	$394.5	$319.3	$1.00	$354.0	$290.3	$0.90

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$941.4	$731.8	$2.29	$1,010.9	$784.0	$2.43
Loss on extinguishment of debt	34.5	25.5	0.08	—	—	—
Restructuring charges	15.8	11.7	0.04	13.0	9.6	0.03
Loss (gain) on business divestitures and impairments, net	32.9	30.1	0.10	(23.5)	(13.9)	(0.04)
Withdrawal costs - multiemployer pension funds	35.9	26.5	0.08	—	—	—
Bridgeton insurance recovery	(10.8)	(8.2)	(0.03)	—	—	—
Incremental contract startup costs - large municipal contract (1)	—	—	—	0.7	0.5	—
Total adjustments	108.3	85.6	0.27	(9.8)	(3.8)	(0.01)
As adjusted	$1,049.7	$817.4	$2.56	$1,001.1	$780.2	$2.42
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
Loss on extinguishment of debt. During the three months ended September 30, 2020, we incurred a $34.5 million loss on the early extinguishment of debt related to the redemption of our $600.0 million 5.250% senior notes due November 2021. We paid a cash premium of $34.0 million and incurred a non-cash charge related to the unamortized deferred issuance costs of $0.5 million.
Restructuring charges. In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. In addition, in July 2020, we eliminated certain positions, primarily related to our back-office support functions, in response to the COVID-19 pandemic. During the three and nine months ended September 30, 2020, we incurred restructuring charges of $9.8 million and $15.8 million, respectively, that primarily related to these restructuring efforts. During the three and nine months ended September 30, 2019, we incurred restructuring charges of $8.5 million and $13.0 million, respectively, that primarily related to the redesign of certain back-office software systems. During the nine months ended September 30, 2020 and 2019, we paid $11.9 million and $7.9 million, respectively, related to these restructuring efforts.
During the remainder of 2020, we expect to incur additional restructuring charges of approximately $3 million to $5 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.
Loss (gain) on business divestitures and impairments, net. During the three and nine months ended September 30, 2020, we recorded a net loss on business divestitures and impairments of $31.5 million and $32.9 million, respectively, including a $10.8 million liability for a withdrawal event from a certain multi-employer pension plan. During the three and nine months ended September 30, 2019, we recorded a net gain on business divestitures and impairments of $(24.0) million and $(23.5) million, respectively.
Withdrawal costs - multiemployer pension funds. During the nine months ended September 30, 2020, we recorded charges to earnings of $35.9 million for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Bridgeton insurance recovery. During the nine months ended September 30, 2020, we recognized an insurance recovery of $10.8 million related to our closed Bridgeton Landfill in Missouri as a reduction of remediation expenses in our cost of operations.

Incremental contract startup costs - large municipal contract. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the tables above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they were incurred. During the nine months ended September 30, 2019, we incurred costs of $0.7 million related to the implementation of this large municipal contract. These costs did not meet the capitalization criteria prescribed by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).
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
The following table reflects our revenue by service line for the three and nine months ended September 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Collection:
Residential	$581.2	22.6%	$574.4	21.7%	$1,723.3	22.8%	$1,701.8	22.0%
Small-container	773.7	30.1	799.1	30.2	2,321.8	30.6	2,369.0	30.7
Large-container	553.1	21.5	583.6	22.1	1,606.8	21.2	1,688.2	21.9
Other	13.1	0.5	11.7	0.4	38.0	0.5	34.2	0.4
Total collection	1,921.1	74.7	1,968.8	74.4	5,689.9	75.1	5,793.2	75.0
Transfer	352.4		348.0		1,004.8		987.6
Less: intercompany	(190.9)		(193.1)		(556.9)		(558.6)
Transfer, net	161.5	6.3	154.9	5.8	447.9	5.9	429.0	5.6
Landfill	597.3		604.2		1,719.6		1,747.0
Less: intercompany	(263.4)		(264.4)		(763.9)		(773.0)
Landfill, net	333.9	13.0	339.8	12.8	955.7	12.6	974.0	12.6
Environmental services	24.1	0.9	57.8	2.2	101.0	1.3	143.6	1.8
Other:
Recycling processing and commodity sales	75.0	2.9	68.6	2.6	216.2	2.9	213.3	2.8
Other non-core	56.5	2.2	57.0	2.2	169.7	2.2	169.6	2.2
Total other	131.5	5.1	125.6	4.8	385.9	5.1	382.9	5.0
Total revenue	$2,572.1	100.0%	$2,646.9	100.0%	$7,580.4	100.0%	$7,722.7	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average yield	2.6%	2.8%	2.7%	2.8%
Fuel recovery fees	(0.9)	(0.2)	(0.6)	0.1
Total price	1.7	2.6	2.1	2.9
Volume (1)	(3.4)	0.1	(3.6)	(0.4)
Recycling processing and commodity sales	0.3	(0.3)	0.1	(0.1)
Environmental services	(1.3)	(0.4)	(0.9)	(0.3)
Total internal growth	(2.7)	2.0	(2.3)	2.1
Acquisitions / divestitures, net	(0.1)	1.2	0.5	0.7
Total	(2.8)%	3.2%	(1.8)%	2.8%

Core price	4.5%	4.7%	4.8%	4.7%
(1) The decrease in volume of (3.6)% during the nine months ended September 30, 2020 includes an offsetting increase of 0.1% due to one additional workday as compared to the same respective period in 2019. The increase in volume of 0.1% during the three months ended September 30, 2019 includes an increase of 0.5% due to one additional workday as compared to the same respective period in 2018.
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.8% for both the three and nine months ended September 30, 2020, and 2.9% and 3.0% for the same respective periods in 2019. Core price as a percentage of related-business revenue was 4.8% and 5.1% for the three and nine months ended September 30, 2020, respectively, and 5.0% for each of the same respective periods in 2019.
During the three and nine months ended September 30, 2020, we experienced the following changes in our revenue as compared to the same respective periods in 2019:
•Average yield increased revenue by 2.6% and 2.7% during the three and nine months ended September 30, 2020, respectively, due to price increases in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by (0.9)% and (0.6)% during the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in fuel prices compared to the same periods in 2019 combined with a decrease in the total revenue subject to the fuel recovery fees.
•Volume decreased revenue by (3.4)% and (3.6)% during the three and nine months ended September 30, 2020, respectively, primarily due to a reduction in service levels attributable to the COVID-19 pandemic. We experienced volume declines in our small- and large-container lines of business as a result of a reduction in the frequency of pickups or a temporary pause in service for certain of our customers. In addition, we experienced declines in special waste volumes disposed at certain of our landfills and transfer stations. During the nine months ended September 30, 2020, these decreases were partially offset by an increase in construction and demolition volumes in our landfill line of business along with one additional workday as compared to the same period in 2019.
•Recycling processing and commodity sales increased revenue by 0.3% and 0.1% during the three and nine months ended September 30, 2020, respectively, primarily due to an increase in overall commodity prices as compared to the same periods in 2019. The average price for recycled commodities, excluding glass and organics, for the three and nine months ended September 30, 2020 was $99 and $92 per ton, respectively, compared to $72 and $81 per ton for the same respective periods in 2019.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $13 million.

•Environmental services decreased revenue by (1.3)% and (0.9)% during the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in rig counts and drilling activity as a result of lower demand for crude oil.
•Acquisitions, net of divestitures, decreased revenue by (0.1)% during the three months ended September 30, 2020 due to the divestiture of certain non-strategic assets during the period. Acquisitions, net of divestitures, increased revenue by 0.5% during the nine months ended September 30, 2020 due to our continued growth strategy of acquiring privately held solid waste, recycling and environmental services companies that complement our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Labor and related benefits	$546.0	21.2%	$558.9	21.1%	$1,617.1	21.3%	$1,647.7	21.3%
Transfer and disposal costs	206.9	8.0	216.5	8.2	594.7	7.9	634.8	8.2
Maintenance and repairs	246.5	9.6	265.0	10.0	726.0	9.6	757.8	9.8
Transportation and subcontract costs	172.3	6.7	179.1	6.8	500.3	6.6	504.7	6.6
Fuel	66.1	2.6	94.2	3.6	204.4	2.7	283.1	3.7
Disposal fees and taxes	79.7	3.1	84.7	3.2	234.0	3.1	242.9	3.1
Landfill operating costs	60.4	2.4	63.5	2.4	190.8	2.5	184.4	2.4
Risk management	48.8	1.9	54.4	2.0	162.3	2.1	170.5	2.2
Other	108.7	4.2	115.1	4.3	334.5	4.4	328.5	4.3
Subtotal	1,535.4	59.7	1,631.4	61.6	4,564.1	60.2	4,754.4	61.6
Bridgeton insurance recovery	—	—	—	—	(10.8)	(0.1)	—	—
Total cost of operations	$1,535.4	59.7%	$1,631.4	61.6%	$4,553.3	60.1%	$4,754.4	61.6%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
Our cost of operations decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as a result of the following:
•Labor and related benefits decreased in aggregate dollars due to a decline in service levels attributable to the COVID-19 pandemic, partially offset by higher hourly and salaried wages as a result of annual merit increases and one additional workday during the nine months ended September 30, 2020 as compared to the same period in 2019.
•Transfer and disposal costs decreased as a result of lower collection volumes, partially offset by an increase in third party disposal rates.
During both the three and nine months ended September 30, 2020 and 2019, we internalized approximately 68% of the total waste volume we collected.
•Maintenance and repairs expense decreased due to a decrease in service levels attributable to the COVID-19 pandemic.
•Transportation and subcontract costs decreased during the three and nine months ended September 30, 2020 primarily due to a decline in demand for our environmental services business as well as a decrease in transfer station volumes, partially offset by increases due to acquisition-related activity along with one additional workday during the nine months ended September 30, 2020 as compared to the same period in 2019.
•Fuel costs decreased during the three and nine months ended September 30, 2020 due to a decline in fuel prices as well as a decline in service levels attributable to the COVID-19 pandemic. Our fuel costs were further decreased by compressed natural gas (CNG) tax credits that were enacted in December 2019 and recognized during the three and nine months ended September 30, 2020. The national average diesel fuel cost per gallon for the three and nine months ended September 30, 2020 was $2.43 and $2.58, respectively, as compared to $3.02 and $3.05 for the same respective periods in 2019.
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
•Disposal fees and taxes decreased due to a decrease in service levels attributable to the COVID-19 pandemic.
•Landfill operating costs remained relatively unchanged during the three months ended September 30, 2020. Landfill operating costs increased during the nine months ended September 30, 2020 due to certain favorable remediation adjustments recorded during the nine months ended September 30, 2019, which did not recur in 2020.
•Risk management expenses decreased during the three and nine months ended September 30, 2020 primarily due to favorable actuarial development in our auto liability and workers compensation prior year programs, coupled with a decline in exposure in our current year program.
•Other cost of operations decreased during the three months ended September 30, 2020 primarily due to a decline in necessary facility repairs as well as decreased third party equipment rentals as a result of a decline in service levels attributable to the COVID 19 pandemic. Other cost of operations increased during the nine months ended September 30, 2020 as a result of incremental business resumption costs incurred related to the COVID-19 pandemic, including costs for additional safety equipment and hygiene products, increased facility and equipment cleaning, and costs associated with our Committed to Serve initiative, partially offset by a decline in necessary facility repairs as well as decreased third party equipment rentals as a result of a decline in service levels attributable to the COVID-19 pandemic.
•During the nine months ended September 30, 2020, we recognized a favorable insurance recovery of $10.8 million related to our closed Bridgeton Landfill as a reduction of remediation expenses in our consolidated statement of income for the applicable period.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Depreciation and amortization of property and equipment	$174.9	6.8%	$164.0	6.2%	$518.8	6.9%	$484.4	6.3%
Landfill depletion and amortization	80.6	3.1	89.5	3.4	244.9	3.2	259.0	3.3
Depreciation, amortization and depletion expense	$255.5	9.9%	$253.5	9.6%	$763.7	10.1%	$743.4	9.6%

Depreciation and amortization of property and equipment increased for the three and nine months ended September 30, 2020 primarily due to additional assets acquired with our acquisitions.
During the three and nine months ended September 30, 2020, landfill depletion and amortization expense decreased due to lower landfill disposal volumes primarily driven by decreased special waste volumes, partially offset by an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $5.3 million and $15.8 million, or 0.2% of revenue, for the three and nine months ended September 30, 2020, respectively, compared to $4.8 million and $14.4 million, or 0.2% of revenue, for the same respective periods in 2019. Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Amortization expense increased due to additional assets acquired with our acquisitions.

Amortization of Other Assets
Expenses for amortization of other assets were $9.9 million and $28.9 million, or 0.4% of revenue, for the three and nine months ended September 30, 2020, respectively, compared to $9.0 million and $25.3 million, or 0.3% of revenue, for the same respective periods in 2019. Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements.
Accretion Expense
Accretion expense was $20.7 million and $62.4 million, or 0.8% of revenue, for the three and nine months ended September 30, 2020, respectively, compared to $20.5 million and $61.4 million, or 0.8% of revenue, for the same respective periods in 2019. Accretion expense has remained relatively unchanged as our asset retirement obligations have remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Salaries and related benefits	$183.4	7.1%	$186.0	7.0%	$555.8	7.3%	$552.7	7.2%
Provision for doubtful accounts	6.1	0.3	7.5	0.3	22.0	0.3	23.4	0.3
Other	66.6	2.6	81.9	3.1	217.5	2.9	230.2	2.9
Total selling, general and administrative expenses	$256.1	10.0%	$275.4	10.4%	$795.3	10.5%	$806.3	10.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2020 and 2019 are summarized below:
•Salaries and related benefits decreased in aggregate dollars during the three months ended September 30, 2020 primarily due to continued efficiencies at our customer resource centers attributable to our investments in enhanced technology platforms. Salaries and related benefits increased during the nine months ended September 30, 2020 primarily due to higher wages, benefits, and other payroll related items resulting from annual merit increases, partially offset by continued efficiencies at our customer resource centers.
•Other selling, general and administrative expenses decreased for the three and nine months ended September 30, 2020, primarily due to a decrease in travel and advertising costs as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in facility and equipment cleaning expenses attributable to the COVID-19 pandemic, professional fees, certain charitable donations associated with our Committed to Serve initiative, and unfavorable changes in our legal reserves recorded during the nine months ended September 30, 2020.
Withdrawal Costs - Multiemployer Pension Funds
During the nine months ended September 30, 2020, we recorded charges to earnings of $35.9 million for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Loss (Gain) on Business Divestitures and Impairments, Net
We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. Where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets. Business divestitures could result in gains, losses or impairment charges that may be material to our results of operations in a given period.
During the three and nine months ended September 30, 2020, we recorded a net loss on business divestitures and impairments of $31.5 million and $32.9 million, respectively, including a $10.8 million liability for a withdrawal event from a certain multi-employer pension plan. During the three and nine months ended September 30, 2019, we recorded a net gain on business divestitures and impairments of $(24.0) million and $(23.5) million, respectively.
Restructuring Charges
In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. In addition, in July 2020, we eliminated certain positions, primarily related to our back-office support functions, in response to the COVID-19 pandemic. During the three and nine months ended September 30, 2020, we incurred restructuring charges of $9.8 million and $15.8 million, respectively, that primarily related to these restructuring efforts. During the three and nine months ended September 30, 2019, we incurred restructuring charges of $8.5 million and $13.0 million, respectively, that primarily related to the redesign of certain back-office software systems. During the nine months ended September 30, 2020 and 2019, we paid $11.9 million and $7.9 million, respectively, related to these restructuring efforts.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and nine months ended September 30, 2020 and 2019 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense on debt	$74.2	$89.0	$233.6	$266.8
Non-cash interest	16.6	11.8	47.8	34.9
Less: capitalized interest	(1.9)	(2.8)	(4.0)	(4.8)
Total interest expense	$88.9	$98.0	$277.4	$296.9
Total interest expense for the three and nine months ended September 30, 2020 decreased primarily due to lower interest rates on our floating and fixed rate debt. The decrease attributable to our fixed rate debt is primarily due to the issuance of $650.0 million of 1.450% senior notes in August 2020, the issuance of $600.0 million of 2.300% senior notes and $400.0 million of 3.050% senior notes in February 2020, as well as the issuance of $900.0 million of 2.500% senior notes in August 2019, the proceeds of which were used to repay outstanding senior notes with coupons ranging from 5.000% to 5.500%. This decrease was partially offset by the change in fair value of certain derivative contracts, which was recorded as an adjustment to interest expense, as well as an increase in variable lease costs related to certain of our finance leases. For additional discussion and detail regarding our derivative contracts, see the Financial Condition discussion of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $246.1 million and $257.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the nine months ended September 30, 2020 and 2019 was 22.1% and 22.5%, respectively. Our effective tax rates reflected benefits from investments in solar energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code, excess tax benefits under ASU 2016-19 and the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our tax returns.
Cash paid for income taxes was $34.2 million for the nine months ended September 30, 2020 and a net refund of $4.3 million for the same period in 2019. The net refund received for the nine months ended September 30, 2019 was due to the receipt of funds from amended tax returns.
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
The two field groups, Group 1 and Group 2, are presented below as our reportable segments, which provide integrated waste management services consisting of non-hazardous solid waste collection, transfer, recycling, disposal and environmental services. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2020 and 2019 is shown in the following tables (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Loss (Gain) on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Three Months Ended September 30, 2020
Group 1	$1,290.1	$131.6	$(0.4)	$131.2	$—	$348.9	27.0%
Group 2	1,243.8	136.9	(3.4)	133.5	—	238.0	19.1%
Corporate entities	38.2	27.4	(0.7)	26.7	31.5	(139.0)	—
Total	$2,572.1	$295.9	$(4.5)	$291.4	$31.5	$447.9	17.4%

Three Months Ended September 30, 2019
Group 1	$1,285.2	$128.7	$—	$128.7	$—	$316.1	24.6%
Group 2	1,323.6	134.0	—	134.0	—	242.0	18.3%
Corporate entities	38.1	25.1	—	25.1	(24.0)	(90.3)	—
Total	$2,646.9	$287.8	$—	$287.8	$(24.0)	$467.8	17.7%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Loss (Gain) on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Nine Months Ended September 30, 2020
Group 1	$3,774.8	$391.2	$(0.7)	$390.5	$—	$981.2	26.0%
Group 2	3,687.1	405.5	(5.1)	400.4	—	699.7	19.0%
Corporate entities	118.5	80.5	(0.6)	79.9	32.9	(404.5)	—
Total	$7,580.4	$877.2	$(6.4)	$870.8	$32.9	$1,276.4	16.8%

Nine Months Ended September 30, 2019
Group 1	$3,742.8	$377.4	$(0.3)	$377.1	$—	$913.5	24.4%
Group 2	3,866.3	391.9	0.6	392.5	—	693.3	17.9%
Corporate entities	113.6	74.9	—	74.9	(23.5)	(278.8)	—
Total	$7,722.7	$844.2	$0.3	$844.5	$(23.5)	$1,328.0	17.2%
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

Significant changes in the revenue and operating margins of our reportable segments comparing the three and nine months ended September 30, 2020 with the same periods in 2019 are discussed below:
Group 1
Revenue for the three and nine months ended September 30, 2020 increased 0.4% and 0.9%, respectively, due to an increase in average yield in all lines of business and one additional workday for the nine months ended September 30, 2020 as compared to the same period in 2019. This increase was partially offset by volume declines in our small- and large-container collection, transfer station, and landfill lines of business.
Operating income in Group 1 increased from $316.1 million for the three months ended September 30, 2019, or a 24.6% operating income margin, to $348.9 million for the three months ended September 30, 2020, or a 27.0% operating income margin. Operating income in Group 1 increased from $913.5 million for the nine months ended September 30, 2019, or a 24.4% operating income margin, to $981.2 million for the nine months ended September 30, 2020, or a 26.0% operating income margin. The following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three and nine months ended September 30, 2020, primarily due to a decrease in labor and related benefits, maintenance and repairs expenses, transportation and subcontract costs, and fuel costs as a result of decreased service levels attributable to the COVID-19 pandemic. Fuel costs were further decreased as a result of a decline in diesel fuel prices combined with CNG tax credits that were enacted in December 2019 and recognized during the three and nine months ended September 30, 2020.
•Landfill and depletion favorably impacted operating income margin during the three and nine months ended September 30, 2020 due to lower landfill disposal volumes primarily driven by decreased special waste volumes, partially offset by an increase in our overall average depletion rate. Depreciation unfavorably impacted operating income margin for the three and nine months ended September 30, 2020, primarily due to additional assets acquired with our acquisitions.
Group 2
Revenue for the three and nine months ended September 30, 2020 decreased 6.0% and 4.6%, respectively, due to volume declines in our collection line of business as well as a decrease in special waste volumes in our landfill line of business. These decreases were partially offset by an increase in average yield in all lines of business, an increase in construction and demolition volumes in our landfill line of business, and one additional workday during the nine months ended September 30, 2020, as compared to the same period in 2019.
Operating income in Group 2 decreased in aggregate dollars from $242.0 million for the three months ended September 30, 2019, or an 18.3% operating income margin, to $238.0 million for the three months ended September 30, 2020, or a 19.1% operating income margin. Operating income in Group 2 increased from $693.3 million for the nine months ended September 30, 2019, or a 17.9% operating income margin, to $699.7 million for the nine months ended September 30, 2020, or a 19.0% operating income margin. The following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three and nine months ended September 30, 2020, primarily due to a decrease in labor and related benefits, transfer and disposal costs, maintenance and repairs expenses and fuel costs as a result of decreased service levels attributable to the COVID-19 pandemic. Fuel costs were further decreased as a result of a decline in diesel fuel prices combined with CNG tax credits that were enacted in December 2019 and recognized during the three and nine months ended September 30, 2020.
•Landfill depletion and amortization favorably impacted operating income margin for the three and nine months ended September 30, 2020 due to lower landfill disposal volumes primarily driven by decreased special waste volumes combined with favorable one-time amortization adjustments recorded during the three months ended September 30, 2020, partially offset by an increase in our overall average depletion rate. Depreciation unfavorably impacted operating income margin during the three and nine months ended September 30, 2020, primarily due to additional assets acquired with our acquisitions.
Corporate Entities
Operating loss in our Corporate Entities increased from $90.3 million for the three months ended September 30, 2019 to $139.0 million for the three months ended September 30, 2020. Operating loss in our Corporate Entities increased from $278.8 million for the nine months ended September 30, 2019 to $404.5 million for the nine months ended September 30, 2020. The operating loss for the three and nine months ended September 30, 2020 was unfavorably impacted by a net loss on business divestitures and impairments, partially offset by favorable actuarial development in our auto liability and workers compensation programs. Additionally, during the nine months ended September 30, 2020, we recognized net unfavorable changes in our legal reserves as well as incremental business resumption costs related to the COVID-19 pandemic as selling, general and administrative expenses. We recognized certain direct and incremental costs attributable to the COVID-19 pandemic, including costs for additional safety equipment and hygiene products, increased facility and equipment cleaning, and costs associated with our Committed to Serve initiative.
Landfill and Environmental Matters
Available Airspace
As of September 30, 2020, we owned or operated 188 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2019	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2020
Cubic yards (in millions):
Permitted airspace	4,673.0	—	(5.1)	206.3	(57.1)	(0.2)	4,816.9
Probable expansion airspace	321.7	32.9	—	(158.2)	—	—	196.4
Total cubic yards (in millions)	4,994.7	32.9	(5.1)	48.1	(57.1)	(0.2)	5,013.3
Number of sites:
Permitted airspace	189	—	(2)	1			188
Probable expansion airspace	12	2	—	(3)			11
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
As of September 30, 2020, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 120 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 62 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Selected Balance Sheet Accounts
The following table reflects the activity in our allowance for doubtful accounts and other, final capping, closure, post-closure costs, remediation liabilities, and accrued insurance during the nine months ended September 30, 2020 (in millions of dollars):

	Allowance for Doubtful Accounts and Other	Final Capping, Closure and Post-Closure	Remediation	Insurance Reserves
Balance as of December 31, 2019	$34.0	$1,335.6	$500.2	$438.5
Non-cash additions for asset retirement obligations	—	32.0	—	—
Acquisitions, net of divestitures and other adjustments	—	(14.3)	2.9	—
Asset retirement obligation adjustments	—	(13.5)	—	—
Accretion expense	—	62.4	13.9	0.4
Premium written for third-party risk assumed	—	—	—	27.8
Reclassified to ceded insurance reserves	—	—	—	(7.7)
Net adjustments charged to expense	22.0	—	(1.2)	349.9
Payments or usage	(22.4)	(39.5)	(39.8)	(361.6)
Balance as of September 30, 2020	33.6	1,362.7	476.0	447.3
Less: current portion	(33.6)	(65.2)	(58.2)	(168.4)
Long-term portion	$—	$1,297.5	$417.8	$278.9
As of September 30, 2020, accounts receivable were $1,097.2 million, net of allowance for doubtful accounts and other of $33.6 million. As of December 31, 2019, accounts receivable were $1,125.9 million, net of allowance for doubtful accounts and other of $34.0 million.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2020 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2019	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2020
Land	$448.3	$4.7	$(1.3)	$5.6	$—	$—	$—	$457.3
Non-depletable landfill land	170.5	0.2	(6.3)	(2.9)	—	—	—	161.5
Landfill development costs	7,474.7	1.2	(15.5)	62.4	30.3	(13.5)	300.0	7,839.6
Vehicles and equipment	7,766.0	451.2	(260.8)	(48.2)	—	—	8.8	7,917.0
Buildings and improvements	1,342.6	0.8	(5.3)	6.1	1.7	—	31.4	1,377.3
Construction-in-progress - landfill	366.8	282.4	—	(3.6)	—	—	(300.3)	345.3
Construction-in-progress - other	87.7	79.5	—	—	—	—	(80.9)	86.3
Total	$17,656.6	$820.0	$(289.2)	$19.4	$32.0	$(13.5)	$(41.0)	$18,184.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2019	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of September 30, 2020
Landfill development costs	$(3,968.6)	$(251.3)	$15.5	$26.2	$6.5	$—	$(4,171.7)
Vehicles and equipment	(4,728.2)	(470.7)	250.0	43.8	—	35.1	(4,870.0)
Buildings and improvements	(576.3)	(49.2)	4.5	4.2	—	1.7	(615.1)
Total	$(9,273.1)	$(771.2)	$270.0	$74.2	$6.5	$36.8	$(9,656.8)

Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$406.4	$47.1
Restricted cash and marketable securities	145.2	179.4
Less: restricted marketable securities	(62.4)	(49.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$489.2	$177.4
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2020	December 31, 2019
Capping, closure and post-closure obligations	$31.4	$30.6
Insurance	113.8	99.4
Payment for maturing tax-exempt financing	—	49.4
Total restricted cash and marketable securities	$145.2	$179.4
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

Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2020 and 2019 (in millions of dollars):

	Nine Months Ended September 30,
	2020	2019
Cash provided by operating activities	$1,909.0	$1,786.9
Cash used in investing activities	$(1,032.9)	$(1,316.6)
Cash used in financing activities	$(564.3)	$(475.0)
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
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2020 and 2019 are summarized below:
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, increased our cash flow from operations by $75.7 million during the nine months ended September 30, 2020, compared to an increase of $3.9 million during the same period in 2019, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, decreased $3.4 million during the nine months ended September 30, 2020 due to the timing of billings net of collections, compared to a $65.3 million increase in the same period in 2019. As of September 30, 2020, our days sales outstanding were 38.9, or 26.8 days net of deferred revenue, compared to 39.9, or 28.2 days net of deferred revenue, as of September 30, 2019.
•Our prepaid expenses and other assets decreased $135.0 million during the nine months ended September 30, 2020, compared to a $98.3 million decrease in the same period in 2019, primarily due to timing of our estimated tax payments and our receipt of the $24.0 million Bridgeton insurance settlement we recognized in the fourth quarter of 2019. Cash paid for income taxes was $34.2 million and a net refund of $4.3 million for the nine months ended September 30, 2020 and 2019, respectively.
•Our accounts payable decreased $60.4 million during the nine months ended September 30, 2020, compared to a $9.3 million decrease in the same period in 2019, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $39.5 million during the nine months ended September 30, 2020, compared to $47.7 million in the same period in 2019. The decrease in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $10.4 million higher during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to $19.8 million of payments related to management and monitoring of the remediation area of our closed Bridgeton Landfill in Missouri as compared to $12.0 million of payments for the same period in 2019.
In addition, cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $246.1 million and $257.1 million for the nine months ended September 30, 2020 and 2019, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 are summarized below:
•Capital expenditures during the nine months ended September 30, 2020 were $889.0 million, compared with $908.3 million for the same period in 2019.

•During the nine months ended September 30, 2020 and 2019, we paid $189.9 million and $455.9 million, respectively, for acquisitions and investments.
In September 2020, we entered into an agreement to extend the term of one of our landfill finance leases by 43 years, or through the end of the landfill's site life. Accordingly, we recognized an incremental finance lease obligation of $90.4 million as of September 30, 2020.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2020 and 2019 are summarized below:
•Net payments from notes payable and long-term debt and senior notes were $35.8 million during the nine months ended September 30, 2020, compared to net proceeds of $250.8 million in the same period in 2019.
•During the nine months ended September 30, 2020, we paid a $34.0 million cash premium on the redemption of senior notes.
•During the nine months ended September 30, 2020, we repurchased 1.2 million shares of our stock for $98.8 million compared to repurchases of 4.3 million shares for $353.8 million during the same period in 2019.
•Dividends paid were $387.1 million and $361.9 million during the nine months ended September 30, 2020 and 2019, respectively.
Financial Condition
Debt Obligations
As of September 30, 2020, we had $184.3 million of principal debt maturing within the next 12 months, which includes certain variable rate tax-exempt financings, finance lease obligations and debentures. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of September 30, 2020.
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
Credit Facilities
The 364-Day Credit Facility
In August 2020, we entered into a $1.0 billion 364-day unsecured revolving credit facility (the 364-Day Credit Facility), which matures in August 2021. At our option, borrowings under the 364-Day Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the 364-Day Credit Facility agreement).
The 364-Day Credit Facility is subject to facility fees based on applicable rates defined in the 364-Day Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our 364-Day Credit Facility totaled $1.0 billion as of September 30, 2020. The 364-Day Credit Facility can be used for working capital, capital expenditures, acquisitions, and other general corporate purposes. The 364-Day Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of September 30, 2020, we had no borrowings outstanding under our 364-Day Credit Facility.

The Credit Facility
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (the Credit Facility) (collectively with the 364-Day Credit Facility referred to as the Credit Facilities), which matures in June 2023. We may request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
Availability under our Credit Facility totaled $1,857.8 million and $1,696.9 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, we had no borrowings under our Credit Facility, and as of December 31, 2019, we had $184.4 million of borrowings under our Credit Facility. We had $376.5 million and $351.4 million of letters of credit outstanding under our Credit Facility as of September 30, 2020 and December 31, 2019, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes.
Financial and Other Covenants
The Credit Facilities require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under our Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). In July 2020, we executed an amendment to the Credit Facility agreement to increase flexibility and reduce restrictions, in particular, for future acquisitions. Effective June 30, 2020, the amendment eliminated the consolidated interest coverage ratio and revised the sole remaining financial covenant, total debt to EBITDA ratio. As amended, the Credit Facilities provide that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility amendment also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of September 30, 2020, our total debt to EBITDA ratio was 3.06 compared to the 3.75 maximum allowed by the covenant. As of September 30, 2020, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout the remainder of 2020.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in the Credit Facilities agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under the Credit Facilities, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the Credit Facilities to accelerate the maturity of all indebtedness under the Credit Facilities agreements. This could have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on the Credit Facilities constitutes an event of default under our other debt instruments, including our senior notes, and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the Credit Facilities for relief from the financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Credit Facilities or raise sufficient capital to repay such obligations in the event the maturity is accelerated.
Uncommitted Credit Facility
We also have an Uncommitted Credit Facility, which bears interest at LIBOR, plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility, and as of December 31, 2019, we had $11.6 million of borrowings outstanding under our Uncommitted Credit Facility.
Senior Notes and Debentures
As of September 30, 2020, we had $7,449.1 million of unsecured senior notes and debentures outstanding with maturities ranging from 2021 to 2050. As of December 31, 2019, we had $7,257.0 million of unsecured senior notes and debentures outstanding with maturities ranging from 2020 to 2041.

In August 2020, we issued $650.0 million of 1.450% senior notes due 2031 (the 1.450% Notes). We used the net proceeds to redeem all $600.0 million of the outstanding 5.250% senior notes due November 2021 plus a make-whole premium of $34.0 million. The remaining proceeds were used for general corporate purposes.
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
Tax-Exempt Financings
As of September 30, 2020, we had $1,119.6 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2050. As of December 31, 2019, we had $1,116.2 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. During the second quarter of 2020, we issued $60.0 million of tax-exempt financings. During the second quarter of 2019, we refinanced $35.0 million of tax-exempt financings and issued $30.0 million of new tax-exempt financings.
Finance Leases
We had finance lease liabilities of $210.1 million as of September 30, 2020 with maturities ranging from 2020 to 2063. We had finance lease liabilities of $119.3 million as of December 31, 2019 with maturities ranging from 2020 to 2049.
In September 2020, we entered into an agreement to extend the term of one of our landfill finance leases by approximately 43 years, or through the end of the landfill's site life. Accordingly, we recognized an incremental finance lease obligation of $90.4 million as of September 30, 2020.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of September 30, 2020, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of September 30, 2020, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $204.4 million during the nine months ended September 30, 2020, or 2.7% of revenue, compared to $283.1 million during the comparable period in 2019, or 3.7% of revenue.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of September 30, 2020, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
Revenue from recycling processing and commodity sales during the nine months ended September 30, 2020 and 2019 was $216.2 million and $213.3 million, respectively.
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
As of September 30, 2020, we had $1,126.2 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $14 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $25 million relating to our outstanding legal proceedings as of September 30, 2020. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $9 million higher than the amount recorded as of September 30, 2020.
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
West Contra Costa Sanitary Landfill Matters
The West Contra Costa Sanitary Landfill is a closed landfill formerly operated by West Contra Costa Sanitary Landfill, Inc. (WCCSL). The top deck area of the closed landfill is being utilized for a composting operation. In 2017 and 2018, the California State Water Resources Control Board (Water Board) issued three Notices of Violation alleging that operations at the closed landfill violated stormwater and waste discharge requirements permits. In September 2018, we received a proposed penalty assessment from the Water Board in the amount of $513,400. After negotiations between the parties, WCCSL agreed to a penalty amount of $460,600, one half of which can be satisfied by funding a Supplemental Environmental Project approved by the Water Board. The terms of the settlement will be memorialized in a settlement agreement, which the parties will negotiate.
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

ITEM 1A.    RISK FACTORS.
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes during the nine months ended September 30, 2020 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our 2019 Annual Report on Form 10-K, except as follows.
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
The COVID-19 pandemic is having an unprecedented effect on the U.S. economy, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and our customers. As a result of the COVID-19 pandemic, our costs of doing business have increased, including for the purchase of additional safety equipment and hygiene products, increased facility and equipment cleaning, meals for our frontline employees, the expansion of certain aspects of our existing healthcare programs, and the guarantee of a minimum hourly work week to certain frontline employees regardless of service decreases. Additionally, if the pandemic continues and conditions worsen or if there is a large outbreak or resurgence of COVID-19 in various regions, we expect to experience additional adverse impacts on our operational and commercial activities and our collections of accounts receivable, which adverse impacts may be material. The degree to which COVID-19 impacts our results going forward will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our business and damage our results of operations and our liquidity position, possibly to a significant degree.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2020:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 1 - 31	—	$—	—	$605,818,899
August 1 - 31	—	$—	—	$605,818,899
September 1 - 30	—	$—	—	$605,818,899
	—		—
a.In October 2017, our Board of Directors added $2.0 billion to the previous share repurchase authorization, which continues through December 31, 2020. In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of September 30, 2020, no repurchased shares were pending settlement.
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

4.1
Amendment No. 3, dated as of August 25, 2020, to Credit Agreement, dated as of June 8, 2018, as amended, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 27, 2020).

4.2
Credit Agreement, dated as of August 25, 2020, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 27, 2020).

4.3	Tenth Supplemental Indenture, dated as of August 20, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 1.450% Notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 13, 2020).

10.1*+	Republic Services, Inc. Executive Incentive Plan, as amended and restated effective October 26, 2020.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	November 5, 2020	By:	/S/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2020	By:	/S/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)