Form 10-K
period 2020-12-31
REPUBLIC SERVICES, INC.
filed 2021-02-23
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2020, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $26.1 billion.
As of February 17, 2021, the registrant had outstanding 318,898,313 shares of Common Stock (excluding treasury shares of 33,294).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I
ITEM 1.BUSINESS
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2020, we operated facilities in 41 states through 345 collection operations, 220 transfer stations, 186 active landfills, 76 recycling processing centers, 6 treatment, recovery and disposal facilities, 9 salt water disposal wells, and 7 deep injection wells. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 128 closed landfills. We were incorporated in Delaware in 1996.
We believe the total addressable environmental services market in which we operate generates approximately $87 billion of annual revenue, which includes the $67 billion U.S. recycling and solid waste industry and $20 billion of the broader environmental services industry. Within our recycling and solid waste business, we prioritize investments in market verticals with above average growth rates and higher return profiles. Environmental services remains fragmented which provides consolidation opportunities to drive scale. We believe we will be able to further expand our addressable market into other segments of the environmental services industry over time by leveraging our differentiated capabilities.
Our operations are national in scope, but the physical collection and recycling or disposal of material is very much a local business and the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the Company while maintaining day-to-day operating decisions at the local level, closest to the customer.
We believe that our products and services are valuable to our customers and essential for long-term sustainability. Our focus and commitment to sustainability allows us to attract and retain the best talent, win more customers, increase customer loyalty, and ultimately drive higher revenue and profits.
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (COVID-19) a pandemic. The COVID-19 pandemic has impacted the global economy as well as certain aspects of our operations and performance. During this time, we continued to provide essential services to our customers while prioritizing the health and safety of our employees. In April 2020, we launched our Committed to Serve initiative to help our employees, customers and communities across the United States. The impact of COVID-19 on our business and associated costs are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
Foundational Elements
Our strategy is designed to generate profitable growth by sustainably managing our customers’ needs, and it is underpinned by three foundational elements – (1) our market position, (2) operating model, and (3) management of human capital through our people and talent agenda.
Market Position
Our goal is to develop the best vertically integrated market position to enable us to build density and improve returns. We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. In situations where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets.
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
Internal Growth
•Volume Growth - We believe volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting recyclable and solid waste material under residential collection contracts with municipalities, exclusive franchise agreements, and small-container and large-container contracts. We also look to enter into long-term disposal and recycling processing contracts with municipalities and other third parties. By obtaining such long-term agreements, we can grow our contracted revenue base at a rate consistent with the underlying economic growth in these markets. In addition, by securing long-term agreements, we are better able to help ensure we earn an appropriate return on the capital deployed.
•Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in vehicles, equipment, landfills, transfer stations and recycling processing centers.
•Expansion of Recycling Capabilities - Based on the most recent U.S. Environmental Protection Agency (EPA) data, we believe approximately 32% of municipal solid waste is recycled and composted, and we expect that percentage to increase over the long-term. While there are examples of communities cancelling their recycling programs, many more communities remain committed to enhancing and expanding their recycling programs for their residents. We continue to focus on innovative material handling processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an appropriate return. We will continue to look for opportunities to expand or enhance our recycling capabilities in markets where customers are demanding these services and demonstrating a willingness to pay, and we can earn an appropriate return on our investment.
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
External Growth
•Acquisitions and Public-Private Partnerships - Our acquisition growth strategy focuses primarily on acquiring privately held recycling and solid waste companies that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately-held companies, including increasing competition in the environmental services industry, increasing capital requirements due to changes in regulatory requirements and technology and the limited number of exit strategies for privately-held companies. We also evaluate opportunities to acquire operations and facilities that are being divested by other publicly-owned companies.
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
We also focus on growth through public-private partnerships, which include the recycling and waste operations and facilities of municipal and other local governments. We believe over time we have an opportunity to acquire operations and facilities from municipalities and other local governments, as they seek to raise capital and/or reduce risk.
We realize synergies from consolidating businesses into our existing operations, whether through acquisitions or public-private partnerships, which allows us to reduce capital expenditures and expenses associated with truck routing, personnel, fleet maintenance, inventories and back-office administration.
Operating Model
Our operating model allows us to deliver a consistent, high-quality service to all our customers through the Republic Way: One Way. Everywhere. Every day. This approach of developing standardized processes with rigorous controls and tracking allows us to leverage our scale and deliver durable operational excellence. The Republic Way is the key to harnessing the best of what we do as operators and translating that across all facets of our business. Key elements of our operating model are our organizational structure, safety, fleet automation, compressed natural gas vehicles, fleet electrification and standardized maintenance.
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
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. We have a dedicated team of safety professionals at our corporate headquarters and in our field operations, the leader of which reports directly to our Chief Operating Officer. Due to the nature of our industry, we make safety a top priority and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 39% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees touch, there are constant reminders for employees to go home in the same condition in which they came to work. Our goal is to ensure every one of our employees returns home safely each night.
Through our Safety Amplified program, we are providing even more tools and driving even greater awareness to help our teams better execute our safety standards. Regular training, multifaceted programs and strategic partnerships are key components to this program. It is simple by design and comprised of actions and activities that ensure safety is embedded in all we do. The program includes six initiatives to help us achieve our goal to have zero employee fatalities and reduce our OSHA Total Recordable Incident Rate.
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
We believe our Safety Amplified program will provide additional benefits for our Company and stakeholders including:
1.further strengthening relationships within the communities we service;
2.enhancing customer trust;
3.streamlining operational processes and increasing productivity;
4.delivering a reputational advantage, including positioning our Company as an employer-of-choice;
5.building and sustaining a safety culture in all areas of our business; and
6.contributing to employee engagement.
For more information regarding our safety performance, refer to our SASB report, which can be found at republicservices.com/

sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
Fleet Automation
Approximately 77% of our residential routes have been converted to automated single-driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity, decrease emissions and create a safer work environment for our employees. Additionally, communities using automated vehicles have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Compressed Natural Gas (CNG) Vehicles
Approximately 21% of our fleet operates on natural gas. Approximately 13% of our replacement vehicle purchases during 2020 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2020, we operated 38 CNG fueling stations.
Fleet Electrification
We are taking a leadership position in electric technology innovation for our fleet. This is a critical step toward reducing our environmental impact through lower fleet emissions, and we believe it will also improve our total cost of ownership while providing a competitive advantage in certain communities. We are partnering with multiple manufacturers to pilot electric-powered recycling and solid waste trucks. In addition, we are working with an electric battery manufacturer to retrofit diesel-powered trucks. We will apply what we learn from these programs to future electrification initiatives.
Standardized Maintenance
Based on an industry trade publication, we operate the fifth largest vocational fleet in the United States. As of December 31, 2020, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	6,900	7.4
Small-container	4,900	6.8
Large-container	4,500	8.7
Total	16,300	7.6
OneFleet, our standardized vehicle maintenance program, enables us to use best practices for fleet management, truck care and maintenance. Through standardization of core functions, we believe we can minimize variability in our maintenance processes, resulting in higher vehicle quality and a lower environmental footprint, while extending the average service life of our fleet. We believe operating a more reliable, greener, safer and more efficient fleet will lower our operating costs. Additionally, our focus on preventative maintenance is improving the reliability of our fleet and enabling us to provide superior service to our customers, differentiating us from our competition. The entire fleet was certified under OneFleet in 2017.
Human Capital Management
Our management of human capital is embodied in our robust people and talent agenda, the goal of which is to maintain an environment that attracts and retains the best talent. Our 35,000 full-time employees continue to be a critical component in successfully executing our strategy and running our operations. We aspire to always be a company where the best people, with exceptional talents and diverse backgrounds, can thrive.
We are dedicated to driving our human capital objectives, which include (1) representing the diversity of the communities we serve and sustaining a safe and inclusive culture, (2) maintaining a highly engaged workforce, (3) developing our talent through learning and development experiences, and (4) offering compensation and benefits that attract and retain the best workforce. We review key progress metrics such as representation, engagement and turnover and regularly report on these metrics to our Board of Directors. This level of reporting holds all of our leaders accountable for advancing our human capital agenda.
Inclusion and Diversity
We are proud of the diversity of our front-line workforce, as it closely represents the demographics of the communities that we serve. We are relentless in our focus to improve representation of diverse groups across all levels of the Company. Our commitment to inclusion and diversity starts at the top of our organization, as outlined in our Mission of Supporting an Inclusive Culture (MOSAIC), established in 2013, and supported by the MOSAIC Council. The MOSAIC Council consists of leaders from across the Company who serve as ambassadors and thought partners for inclusion and diversity. This enables us to continue to develop new strategies and activities that are tied to the needs of our employees, customers and business with the goal of creating an even more inclusive work environment and diverse workforce.
We support inclusion and connectivity for our diverse populations through our business resource groups, including Women of Republic, VALOR (Veterans, Advocacy, Learning, Outreach and Recruiting), and the Black Employee Network (BEN) which we launched in early 2020. When the nation experienced an inflection point in race relations in 2020, we were well-positioned to address the call for social justice because it aligns with our value of respect and is reinforced by our existing commitment to advancing and supporting Black employees and Black communities.
We plan to launch a Hispanic business resource group in 2021 given the representation of LatinX employees in our workforce and the desire to create community amongst this valued population. While business resource groups help to drive a more inclusive environment for our diverse populations, we remain committed to driving inclusion for all of our employees.
In 2020, we also launched new programs and virtual events to advance awareness, education and connectivity across our workforce. Our “Let’s Talk” series has had over 3,000 virtual attendees, and is aimed to further our employees' understanding and empathy related to the topic of inclusion and diversity. We will continue to offer opportunities to help our employees conduct courageous and authentic conversations with one another, and we are committed to maintaining a work environment where people of all backgrounds feel valued and safe to share their perspectives.
Employee Engagement
We believe an engaged workforce is the greatest indicator of our success. We measure employee engagement through a third party survey, assessing employee sentiment on a variety of topics such as pride for the Company, job satisfaction and intention to stay. We have found that business units with a highly engaged workforce experience less turnover. We have also found that employees whose leaders are highly inclusive are more likely to speak up and share their perspective. In addition, we believe that engaged employees deliver better customer service and are more productive, which is directly tied to the success of our business. Our goal is to achieve and maintain employee engagement scores at or above 88% by 2030. Our employee engagement score was approximately 85% in 2020, which was consistent with our score in 2019. Approximately 92% of our employees participated in the engagement survey process in 2020, which represented an all-time-high participation rate, compared to approximately 84% in 2019. Employee engagement is a core part of our business strategy, which is why we compensate our General Managers on their employee engagement scores. This helps to ensure that our leaders are held accountable and rewarded for their efforts to drive a more engaged workforce.
Talent Development
We are committed to providing our employees with opportunities to develop throughout their careers. Our programs, including new hire onboarding and new leader assimilation, reinforce our Company values, expectations, and business approach. Targeted development experiences support the growth of people in key roles, including Driver Training, Technician Training, Supervisor Training, Sales Acceleration, General Manager Onboarding, and more. We believe these programs provide the fundamental skills necessary to be successful across roles.
Our leadership programs are a critical part of our human capital approach. We remain focused on attracting, hiring and developing early career leaders. Our rotational training and development programs, including our General Manager Acceleration Program and Leadership Trainee Program, help us attract, develop and advance a diverse and talented pool of individuals from across our organization. These programs are sponsored by our Executive Leadership team, which provides visibility and support for the career advancement of our high-potential talent across the organization. Since the beginning of these programs in 2017, over 40 leaders have graduated into leadership positions. We have found that these programs and experiences help ensure that the next generation of leaders build the necessary skills and experiences to be successful in their roles today, and in the future.
In 2020, seven of our leadership programs were converted to a virtual platform and delivered to over 2,550 employees. Providing development opportunities to distributed work forces requires innovative training methods, and we use mixed mediums to deliver trainings and instruction to our employees across the country. We remain committed to expanding employee participation in learning programs that are relevant to our business strategy and contribute to career advancement for our employees.
As we continue to grow as a Company, we are focused on developing a high performing workforce that is diverse, engaged, and well prepared to meet the needs of our customers and communities.
Rewards
We offer competitive compensation and benefits programs to our workforce to meet their personal and professional needs. Our commitment to paying market competitive wages enables us to attract and hire talent all across the country. Our approach to paying for performance supports our focus on pay equity. Our compensation packages are designed to provide employees with a stable and livable wage and growth potential. Our focus on wellness also provides our employees with access to preventative care, advice on financial planning and support for mental health, contributing to our efforts to provide a total rewards package that improves and enhances the lives of our employees.
Differentiating Capabilities
To effectively execute our strategic plan, we prioritize the development and investment in capabilities that will differentiate us in the marketplace. These capabilities include – (1) customer zeal, (2) sustainability, and (3) digital.
Customer Zeal
The goal of our customer zeal capability is to drive customer loyalty by offering differentiated products and services specifically designed to meet our customers’ needs. We believe this increases customer loyalty and willingness to pay for a higher value service.
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
In response to our customers’ requests, we expanded our suite of products to include electronics recycling with BlueGuard® and universal recycling. For those services that we don’t provide, we fulfill demand through our alliance partnerships while maintaining the customer facing relationship.
To help ensure a consistent customer experience, we invested in our customer service capabilities and consolidated over 100 customer service locations into three Customer Resource Centers. These state-of-the-art centers and the technology deployed provide our customer service employees with the tools and capabilities they need to provide better levels of service though a variety of communication channels. These centers enhance the customer experience and provide us a platform to reduce the cost to service our customers.
To help ensure our efforts are making an impact and building customer loyalty, we solicit feedback from our customers, including Net Promoter Score℠, so that every General Manager receives recent, relevant feedback that allows him or her the ability to reach out to customers directly and address issues immediately.
Sustainability
The goal of our sustainability capability is to protect our Blue Planet® by providing our customers with environmentally responsible solutions that support a cleaner, safer, and healthier world. We are committed to focusing on the five elements of sustainability that underpin our business strategy: Safety, People, Operations, Materials Management and Communities. These elements continue to guide our short- and long-term sustainability and business goals.
Our Board of Directors’ Sustainability and Corporate Responsibility Committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risks, including cyber security, environmental, climate related risks and opportunities, and reputational risks. The Committee conducts a formal comprehensive review of the Company’s performance in these areas on an annual basis.

Our Blue Planet: 2030 Goals
As we grow, so does our opportunity to make a meaningful positive impact on the environment and society. In 2019, we unveiled our ambitious 2030 goals, which are aligned with the UN Sustainable Development Goals(1). Each goal is aligned with the Company's five sustainability elements, and together they are designed to significantly benefit the environment and society while enhancing the foundation and profitability of our business for the long-term.
•Safety Amplified: Achieve zero annual employee fatalities and reduce OSHA Total Recordable Incident Rate (TRIR) to 2.0 or less by 2030
•Engaged Workforce: Achieve and maintain employee engagement scores at or above 88% by 2030
•Climate Leadership: Reduce absolute Scope 1 and 2 greenhouse gas emissions 35% by 2030(2), aligned with SBTi(2)
•Circular Economy: Increase recovery of key materials by 40% on a combined basis by 2030(2)
•Regenerative Landfills: Increase biogas sent to beneficial reuse by 50% by 2030(2)
•Charitable Giving: Positively impact 20 million people by 2030
We believe that reducing our impact on the planet and improving the quality of life for its inhabitants are the right things to do, and they are also necessary actions to ensure a vibrant future for our organization.
Refer to our sustainability reports for updates regarding our progress towards these goals, which can be found at republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.

(1) We have aligned our 2030 goals with the following UN Sustainable Development Goals: (8) Decent Work and Economic Growth, (11) Sustainable Cities and Communities, (12) Responsible Consumption and Production and (13) Climate Action. SBTi, or Science Based Targets initiative, is a collaboration between CDP, the United Nations Global Compact (UNGC), World Resources Institute (WRI) and the World Wide Fund for Nature (WWF).
(2) Data points used 2017 as the baseline year.

Digital
The goal of our digital capability is to allow us to provide a consistent experience across our business while enabling our customers to do business with us through more channels and with better access to information.
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
We are also leveraging technology to digitally connect our customers, drivers, dispatchers, supervisors and trucks via our "RISE" dispatch platform and in-cab technology. We are utilizing an agile iterative approach to the development and multi-year roll-out of this technology to ensure durable adoption and an appropriate return on our investment. With the roll-out of this technology we will improve productivity through more real-time routing information and data visualization tools, increase customer connectivity and enable automated service verification communications, and enhance the employee experience by providing better tools and technology designed around employee interaction. In 2020, the rollout of the "RISE" dispatch platform was substantially completed. The rollout of the "RISE" in-cab technology enhancements will continue through 2021.
Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. The predictability of our free cash flows allows us to efficiently execute our capital allocation strategy, which includes investing in acquisitions and returning free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa2 by Moody’s Investors Service, Inc. as of December 31, 2020. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital, which consists primarily of accounts receivable, accounts payable, and accrued landfill and environmental costs.
Dividends
In July 2020, our Board of Directors approved an increase in the quarterly dividend to $0.425 per share, which represents an increase of approximately 5% over the prior year. Over the last five years, our dividends have increased at a compounded annual growth rate of 7.2%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization, which continued through December 31, 2020. In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
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

Management Team
We believe that building and blending a diverse team of strong industry veterans, along with talented people from other industries who bring unique skill sets, will contribute to what we call our Composite Strength. Composite Strength combines the vast, varied experience and capability of both strong environmental services industry veterans and talented people from other industries. Additionally, Composite Strength helps ensure the continuity of leadership and preservation of institutional knowledge, while also bringing in skills and new ideas from other companies outside of our industry - many of them from leading companies.
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
Brian DelGhiaccio was named Executive Vice President, Chief Financial Officer in June 2020. Mr. DelGhiaccio has over 20 years of experience in a variety of roles of increasing responsibility. He was named Executive Vice President and Chief Transformation Officer in June 2019. Before that, Mr. DelGhiaccio served as Vice President, Investor Relations from 2012 to 2014, progressed to Senior Vice President, Finance from 2014 to 2017 and then to Senior Vice President, Business Transformation in 2017. Prior to his time at Republic Services, Mr. DelGhiaccio was a senior consultant with Arthur Andersen.
Catharine D. Ellingsen was named Executive Vice President, Chief Legal Officer, Chief Ethics & Compliance Officer, and Corporate Secretary in June 2016. Ms. Ellingsen joined Allied as Corporate Counsel in August 2001 and has experience in a variety of roles of increasing responsibility. She was named Managing Corporate Counsel in January 2003, Director, Legal and Associate General Counsel in January 2005, and Vice President and Deputy General Counsel in June 2007. Ms. Ellingsen continued as Vice President and Deputy General Counsel at Republic following the Allied acquisition in December 2008. She was then named Senior Vice President, Human Resources in August 2011 and served in that position until June 2016. Before joining Allied, Ms. Ellingsen was an attorney at Steptoe & Johnson LLP from 1996 to 2001 and at Bryan Cave LLP from 1993 to 1996.
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
Our local and area management teams have extensive industry experience in growing, operating and managing environmental services companies and have substantial experience in their local geographic markets. This allows us to quickly respond to and meet our customers’ needs and stay in touch with local businesses and municipalities. We believe our strong area management teams allow us to effectively and efficiently drive our initiatives and help ensure consistency throughout the organization. Our area management teams and area presidents have extensive authority and responsibility over operations within their respective geographic markets. As a result of retaining experienced managers with extensive knowledge of and involvement in their local communities, we are proactive in anticipating customers’ needs and adjusting to changes in our markets. We also seek to implement the best practices of our various business units throughout our operations to continue improving our operations and our operating margins.
Integrated Operations
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by controlling material streams from the point of collection through recycling processing or disposal. During the year ended December 31, 2020, approximately 68% of the total solid waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling processing centers in markets where diversion of waste is a priority, customers are willing to pay for the service, and we can earn an appropriate return on our investment.
Our operations primarily consist of providing environmental services, including the collection and processing of recyclable materials, collection, transfer and disposal of non-hazardous solid waste, and other environmental solutions.
Collection Services
We provide residential, small-container, and large-container collection services through 345 collection operations. In 2020, approximately 75% of our total revenue was derived from our collection business, of which approximately 23% of our total revenue related to residential services, approximately 31% related to small-container services, and approximately 22% related to large-container services.
Our residential collection business involves the curbside collection of material for transport to transfer stations, or directly to landfills or recycling processing centers. We typically perform residential collection services under contracts with municipalities, which we generally secure through competitive bids, which give us exclusive rights to service all or a portion of the homes in the municipalities. These contracts usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on the market, collection frequency, type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the customers receiving the service.
In our small-container business, we supply our customers with recycling and waste containers of varying sizes. We typically perform small-container collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the material collected, transportation costs and the cost of processing or disposal. Our small-container services are typically offered to small business complexes, multi-family housing and strip malls, and include industries such as restaurants, retail, real-estate, and professional and other services.
Our large-container collection business includes both recurring and temporary customer relationships. For the recurring portion, we supply our customers with recycling and waste containers of varying sizes and rent compactors to large generators of material. We typically perform the collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the material collected, transportation costs and the cost of disposal. Our recurring large-container services are typically offered to larger facilities, hotels and office buildings, and include industries such as manufacturing, retail, hospitality, professional and other services.
For the temporary portion of our large-container collection business, the majority of the material relates to construction and demolition activities and is typically event-driven. We provide temporary collection services on a contractual basis with terms ranging from a single pickup to one-year or longer.
Transfer Services
We own or operate 220 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 6% of our revenue during 2020. Our collection operations deposit material at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling processing centers. Transfer stations provide collection operations with a cost effective means to consolidate material and reduce transportation costs while providing our landfills with an additional mechanism to extend their geographic reach.
When our own collection operations use our transfer stations, this improves internalization by allowing us to retain fees we would otherwise pay to third-party disposal sites. It also allows us to manage costs associated with material disposal because: (1) transfer trucks have larger capacities than collection trucks, allowing us to deliver more material to the landfill or processing center in each trip; (2) material is accumulated and compacted at strategically located transfer stations to increase efficiency; and (3) we can retain volume by managing the material to one of our own landfills or processing centers rather than to a competitor’s.
Landfill Services
We own or operate 186 active landfills. Our tipping fees charged to third parties accounted for approximately 13% of our revenue during 2020. As of December 31, 2020, we had 38,481 permitted acres and total available permitted and probable expansion disposal capacity of 5.0 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides economic and environmental benefits, including reducing air pollution through the capture and use of methane. As of December 31, 2020, we operated 75 landfill gas and renewable energy projects. The majority of these projects were developed and are owned by a third party.
We also have responsibility for 128 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Services
We own or operate 76 recycling processing centers. These centers generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 3% of our revenue during 2020. Approximately 78% of our total recycling processing center volume is fiber based and includes OCC, ONP and other mixed paper. During 2020, we processed and sold 2.1 million tons, excluding glass and organics, from our recycling processing centers. An additional 2.2 million tons were collected by us and delivered to third parties.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $12 million.
In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party processing facilities.
As consumer demand for recycling services has increased, we have met that demand by integrating recycling components to each of our collection service offerings. Our goal is to provide a complete material stream management solution to our customers in a vertically integrated, environmentally sustainable way.
We continue to invest in proven technologies to control costs and to simplify and streamline recycling for our customers. For example, robotics and advanced sorting equipment, such as disk screens, magnets and optical sorters, identifies and separates different kinds of paper, metals, plastics and other materials to increase efficiency and maximize our recycling efforts.
Environmental Solutions
In addition to certain of our landfill disposal sites, we own or operate 6 treatment, recovery and disposal facilities, 9 salt water disposal wells and 7 deep injection wells. Environmental solutions volume is generated from the by-products of oil and natural gas exploration and production activity. Additionally, it is generated by the daily operations of industrial, petrochemical and refining facilities, including maintenance, plant turnarounds and capital projects. We provide these customers with environmentally responsible solutions to manage their waste needs including disposal of solid and liquid materials and in-plant services, such as transportation and logistics. In 2020, approximately 1% of our revenue was derived from environmental solutions.

Other Services
Other revenue consists primarily of National Accounts revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Competition
We operate in a competitive industry. Competition in the environmental services industry comes from a few other large, national publicly-owned companies, several regional publicly- and privately-owned companies, and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain material collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and greater opportunities for tax-exempt financing.
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
Seasonality and Severe Weather
Our operating revenues tend to be somewhat higher in the summer months, primarily due to higher volumes of construction and demolition waste. The volumes of large-container and residential recycling and waste in certain regions of the country also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect this seasonality.
Our operations can be adversely affected by periods of inclement or severe weather, which could increase the volume of material collected under our existing contracts (without corresponding compensation), delay the collection and disposal of material, reduce the volume of material delivered to our disposal sites or delay the construction or expansion of our landfill sites and other facilities. Our operations also can be favorably affected by severe weather, which could increase the volume of material in situations where we are able to charge for our additional services.
Regulation
Our facilities and operations are subject to a variety of federal, state and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, recycling centers, certain solid waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Any revocation, modification or denial of permits could have a material adverse effect on us. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. EPA and various other federal, state and local authorities administer these regulations.
In order to comply with these regulations, we must incur substantial capital expenditures relating to our vehicles, landfills, transfer stations, and recycling processing centers, and in connection with our capping, closure, post-closure and environmental remediation activities. Compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, could increase our costs to operate or require additional capital expenditures.
A decrease in regulation may lower barriers to entry for our competitors. Further, we compete with counties and municipalities that operate their own collection and disposal facilities, have the benefits of tax revenue, and greater opportunities for tax-exempt financing.
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
•The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site, and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only hazardous wastes, but also can be based upon the existence of small quantities of more than 700 substances currently characterized by the EPA as hazardous, many of which are found in common household waste. The EPA may also designate additional substances as hazardous. Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment, or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves. In addition, the EPA has established a National Priorities List of sites at which hazardous substances have been, or are threatened to be, released and which require investigation or cleanup.
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
•The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems along with landfill gas control systems unless emissions are below established thresholds. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. On July 14, 2016, the EPA issued final amendments to its regulations that require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate rule finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions were part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – Regulation of greenhouse gas emissions and other governmental regulations could impose costs on our operations, the magnitude of which we cannot yet estimate, in this Form 10-K.
In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past decade, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) passenger automobiles and light-duty trucks (collectively, light-duty vehicles); and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For light-duty vehicles, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for light-duty vehicles for model years 2017 through 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal occurred in 2020 but has been challenged in court. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. On August 16, 2016, the EPA and the NHTSA jointly issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In issuing the proposed fuel economy standards for heavy-duty trucks (including tractor trailers), the government estimated that the increased equipment cost would be recouped over a period of two years for a tractor/trailer combo, and over a period of 6 years for a garbage truck, and each vehicle would continue to save fuel costs over its operating life.
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
Availability of Reports and Other Information
Our corporate website is republicservices.com. We make available on that website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and amendments to those materials filed or furnished with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the SEC. Our corporate website also contains our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, Code of Ethics and Conduct, Political Contributions Policy, Human Rights Policy, and Charters of the Audit Committee, Management Development and Compensation Committee, Nominating and Corporate Governance Committee, and Sustainability and Corporate Responsibility Committee of the Board of Directors. In addition, the SEC makes available at its website (sec.gov), free of charge, reports, proxy statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Annual Report on Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at republicservices.com.
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
•the effects of the evolving COVID-19 pandemic and actions taken in response thereto;
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
•competition and demand for services in the environmental services industry;
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
•compliance with existing and future legal and regulatory requirements, including changes relating to PFAS and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;
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
The risks included here are not exhaustive. Refer to the Risk Factors in this Item 1A for further discussion regarding our exposure to risks. You should be aware that any forward-looking statement in this Annual Report on Form 10-K and the documents incorporated herein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statement. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.

Risks Related to Our Business and Operations
The environmental services industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices or other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, numerous municipalities, and numerous regional and local companies. Competition for collection accounts is typically based on the quality of services, ease of doing business and/or price. Competition for disposal business is primarily based on geographic location, quality of operations, and price. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own collection and disposal facilities have the benefits of tax revenue and greater opportunities for tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, our collection operations may have difficulty competing effectively. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
Increases in the cost of fuel or petrochemicals would increase our operating expenses, and we cannot assure you that we would be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $271.7 million in 2020, or 2.7% of revenue, compared to $347.9 million in 2019, or 3.4% of revenue.
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
Over the last decade, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel, and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must contain renewable fuels (as designated by regulation). The total volume metrics for each year vary based upon a number of factors (e.g., the availability of such fuels), and it is difficult to predict the ultimate quantity that the EPA will eventually mandate for future years. These regulations are one of many factors that may affect the cost of the fuel we use.
Part of our fleet of vehicles is powered by CNG and we also operate CNG fueling stations. We have invested higher upfront capital costs in order to purchase and support our CNG vehicles and fueling stations in order to reduce our overall fleet operating costs through lower fuel expenses and to create a competitive advantage in communities that focus on protecting the environment. CNG is not yet widely adopted in North America. As the CNG industry develops, new regulations, the availability of alternative fuel technologies, fluctuations in the price or availability of CNG or reductions in tax incentives for the use of CNG vehicles could substantially affect our revenue and costs of operations and reduce the benefits sought by investing in CNG vehicles and fueling stations.
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
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable materials and resulted in lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. In 2020, approximately 78% of our recycling processing center volume was fiber based and included OCC, ONP and other mixed paper.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $12 million on an annual basis. Accordingly, a substantial rise or drop in recycled commodity prices could materially affect our revenue and operating income. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we cannot provide assurance that we will enter into these agreements in the future.
Adverse weather conditions, including those brought about by climate change, may limit our operations and increase the costs of collection, transfer, and disposal.
Our collection, transfer, and landfill operations could be adversely impacted by extended periods of inclement weather, or by increased severity of weather and climate extremes resulting from climate change, some of which we may already be experiencing. Recent studies suggest that global warming is occurring faster than previously projected, with the EPA projecting a 3° to 12° Fahrenheit temperature increase in the United States by the end of the century. In addition to sea level rise, this temperature increase is expected to result in more severe droughts, floods, and other extreme weather events. Any of these factors could increase the volume of material collected under our existing contracts (without corresponding compensation), interfere with collection, transfer station and landfill operations, delay the development of landfill capacity or reduce the volume of material generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.
The environmental services industry is a capital-intensive industry and our capital expenditures may exceed current expectations, which could require us to obtain additional funding for our operations or impair our ability to grow our business.
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
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the U.S. are setting zero-waste goals in which they strive to send no waste to landfills. Some jurisdictions have enacted extended producer responsibility regulations, which are designed to make producers fund the post-use life cycle of their products by providing recycling programs for their products or otherwise taking their post-use products back from consumers. Although such actions help to protect our environment and reduce the impact of waste on climate change, they have reduced, and will in the future reduce, the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to possible decreases in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative effect on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could have a negative effect on our consolidated financial condition, results of operations and cash flows.
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
The provision of environmental services, including the operation of landfills, CNG fueling stations, a substantial fleet of trucks and other waste-related assets, involves risks. These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. While we carry insurance to cover many contingencies, and seek to minimize our exposure to these risks through maintenance, training and compliance programs, any substantial losses could have a material adverse effect on our business, results of operations and financial condition.
We may be subject to workforce influences, including work stoppages, which could increase our operating costs and disrupt our operations.
As of December 31, 2020, approximately 24% of our workforce was covered by collective bargaining agreements. If our unionized workers were to engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future and, if successful, the negotiation of collective bargaining agreements could divert management's attention and result in increased operating costs. If a greater percentage of our workforce becomes unionized, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.

Risks Related to our Legal and Regulatory Environment
We are subject to costly environmental regulations and flow-control regulations that may affect our operating margins, restrict our operations and subject us to additional liability.
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of material, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes, including those relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes, which could have a negative effect on our consolidated financial position, results of operations and cash flows. For example, the EPA has indicated it is considering listing certain PFAS as hazardous substances under CERCLA, which if finalized could trigger additional obligations or liabilities under CERCLA or other laws and regulations.
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
Regulation of greenhouse gas emissions and other governmental regulations could impose costs on our operations, the magnitude of which we cannot yet estimate.
Efforts to curtail the emission of greenhouse gases and to ameliorate the effects of climate change continue to progress. Our landfill operations emit anthropogenic methane, identified as a greenhouse gas, and our vehicle fleet emits, among other things, carbon dioxide, which also is a greenhouse gas. While passage of comprehensive, federal climate change legislation appears unlikely in the near term, we expect any such legislation, if enacted, to impose costs on our operations, which could be material.
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA has taken certain actions administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the U.S. Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are pollutants for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. The EPA and the NHTSA have finalized such regulations applicable to light-duty vehicles through model year 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal took place in 2020 but has been challenged in court. On August 16, 2016, the EPA and the NHTSA issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. These standards and further federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
With regard to greenhouse gas emissions from our landfills, on July 14, 2016, the EPA issued amendments to its regulations that require large landfills that commenced construction, reconstruction or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate action finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions were part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. The Trump Administration proposed to reconsider these rules, but its action has been subject to litigation, which is still pending. The Biden Administration has announced that climate change is one of its top priorities. If these regulations, or an amended version of them eventually goes into effect, they may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. The application of these or other greenhouse gas regulations to our landfills could have a material adverse effect on our landfill operations and on our consolidated financial condition, results of operations and cash flows. We cannot predict what other actions or regulations the current administration may undertake that would affect our industry. While increased or decreased regulations may affect our operating costs, the substantial cost of regulatory compliance reduces the ability of new competitors to enter the industry.
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
Notwithstanding our efforts to comply with applicable environmental laws, we may have additional liability under environmental laws in excess of our current reserves because, among other things, hazardous substances may be present in waste collected by us or disposed of in our landfills (or in waste collected, transported or disposed of in the past by businesses we have acquired), environmental laws or regulations may change, or there may be adverse environmental conditions that develop or were otherwise previously unknown to us. For example, during 2012 through 2014, we recorded an aggregate of approximately $400 million in charges relating to environmental remediation at our closed landfill in Bridgeton, Missouri. Actual costs for liabilities at Bridgeton or other sites could be significantly greater than amounts we have accrued for these purposes. Environmental liabilities in excess of our current reserves could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
Risks Related to Financial Strategy and Indebtedness
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2020, we had approximately $9 billion in principal value of debt and finance leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
Our financial strategy also depends on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other environmental services businesses, pay dividends, repurchase stock, and take other actions to enhance shareholder value. We cannot assure you that we will succeed in executing our broad-based pricing initiatives, that we will generate sufficient cash flow to execute our financial strategy, that we will be able to pay cash dividends at our present rate, or increase them, or that we will be able to continue our share repurchase program.
Weakness in the U.S. economy may expose us to credit risk for amounts due from governmental entities, large national accounts, industrial customers and others.
Weakness in the U.S. economy, including contractions caused by the COVID-19 pandemic, reduces the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or environmental services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
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

Risks Related to Our Growth Strategy
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
Risks Related to Technology and Intellectual Property
Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.
Our operations are increasingly dependent on technology. Our information technology systems are critical to our ability to drive profitable growth through differentiation, continue the implementation of standardized processes and deliver a consistent customer experience. One of our three differentiating capabilities is to enable our customers to do business with us through more channels and with better access to information and, accordingly, we have made substantial investment in our e-commerce platform. Problems with the operation of the information or communication technology systems we use could adversely affect, or temporarily disable, all or a portion of our operations. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected revenue or cost savings. Further, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.
Emerging technologies, including those that are used to recycle and process waste as an alternative to disposal of waste in landfills, represent risks, as well as opportunities, to our current business model. The costs associated with developing or investing in emerging technologies could require substantial capital and adversely affect our results of operations and cash flows. Delays in the development or implementation of such emerging technologies and difficulties in marketing new products or services based on emerging technologies could have similar negative impacts. Our financial results may suffer if we are not able to develop or license emerging technologies, or if a competitor obtains exclusive rights to an emerging technology that disrupts the current methods used in the environmental services industry.
A cyber security incident could negatively impact our business and our relationships with customers.
We use information technology, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. In connection with our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. Also, the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. This changing regulatory landscape may cause increasingly complex compliance challenges, which may increase our compliance costs. Any failure to comply with these changing security and privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.
Other Risks Relevant to Our Business
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
We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in assets such as our landfills. From time to time, our competitors reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions also may limit our ability to raise prices. For example, many of our contracts have price adjustment provisions that are tied to an index such as the consumer price index. Particularly in a weak U.S. economy, our costs may increase in excess of the increase, if any, in the consumer price index. This may continue to be the case even when the U.S. economy recovers because a recovery in the environmental services industry historically has lagged behind a recovery in the general economy. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. Price increases also might cause us to lose volume to lower-cost competitors.
The loss of key personnel could have a material adverse effect on our consolidated financial condition, results of operations, cash flows and growth prospects.
Our future success depends on the continued contributions of several key employees and officers. The loss of the services of key employees and officers, whether through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our consolidated financial condition, results of operations, cash flows and growth prospects. In some of our markets, we compete with other similar businesses which may drive labor costs or reduce the amount of available qualified personnel.
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
Our business is directly affected by changes in national and general economic factors and overall economic activity that are outside of our control, including consumer confidence and interest rates. For example, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. A weak economy generally results in decreases in volumes, which adversely affects our revenues. In addition, we have certain fixed costs (e.g., facility expense associated with long-term leases, depreciation expense and accretion expense), which may be difficult to adjust quickly to match declining volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, a decline in volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Operating in an environment of worsening economic conditions could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Further, recovery in the environmental services industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 145,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2020, we operated facilities in 41 states through 345 collection operations, 220 transfer stations, 186 active landfills, 76 recycling processing centers, 6 treatment, recovery and disposal facilities, 9 salt water disposal wells and 7 deep injection wells. In the aggregate, our active solid waste landfills total approximately 106,731 acres, including 38,481 permitted acres. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 128 closed landfills. We believe that our property and equipment are adequate for our current needs.
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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities, to our consolidated financial statements in Item 8 of this Form 10-K; and (2) environmental remediation liabilities, which totaled $462.8 million at December 31, 2020 and which are discussed in Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Item 8 of this Form 10-K.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $27 million relating to our outstanding legal proceedings as of December 31, 2020. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $10 million higher than the amount recorded as of December 31, 2020.

Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $1,000,000 or More
Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. We have determined such disclosure threshold to be $1,000,000. We are disclosing the following matter in accordance with that requirement:
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
There were 547 holders of record of our common stock at February 17, 2021, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In October 2020, our Board of Directors declared a regular quarterly dividend of $0.425 per share for shareholders of record on January 4, 2021. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2020, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2020:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 1 – 31	—	$—	—	$605,818,899
November 1 – 30	—	$—	—	$605,818,899
December 1 – 31	—	$—	—	$605,818,899
	—		—
(a)In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization, which expired on December 31, 2020. In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2020, there were no repurchased shares pending settlement.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2020.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2015 to December 31, 2020 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2015 and that all dividends were reinvested.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Republic Services, Inc.
S&P 500 Index
DJ W&DS Index

	Indexed Returns for the Years Ended December 31,
	2015	2016	2017	2018	2019	2020
Republic Services, Inc.	$100.00	$132.85	$160.72	$174.93	$221.47	$242.58
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
DJ W&DS Index	$100.00	$121.15	$141.84	$142.00	$191.83	$204.42

ITEM 6.SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, which includes our consolidated financial statements and notes thereto as of and for the years ended December 31, 2020 and 2019, in this Form 10-K.
These historical results are not necessarily indicative of the results to be expected in the future. Amounts are in millions, except per share data.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statements of Income Data:
Revenue	$10,153.6	$10,299.4	$10,040.9	$10,041.5	$9,387.7
Operating income	$1,709.1	$1,787.2	$1,735.8	$1,668.5	$1,537.5
Net income	$969.6	$1,073.8	$1,037.6	$1,279.0	$613.2
Basic earnings per share	$3.03	$3.34	$3.17	$3.79	$1.79
Diluted earnings per share	$3.02	$3.33	$3.16	$3.77	$1.78
Cash dividends per common share	$1.66	$1.56	$1.44	$1.33	$1.24
Statements of Cash Flows Data:
Cash provided by operating activities	$2,471.6	$2,352.1	$2,242.8	$1,910.7	$1,847.8
Purchases of property and equipment	$1,194.6	$1,207.1	$1,071.8	$989.8	$927.8
Proceeds from the sale of property and equipment	$30.1	$21.7	$31.6	$6.1	$9.8
Balance Sheet Data:
Cash and cash equivalents	$38.2	$47.1	$70.5	$83.3	$67.8
Restricted cash and marketable securities	$149.1	$179.4	$108.1	$141.1	$90.5
Total assets	$23,434.0	$22,683.8	$21,617.0	$21,147.0	$20,629.6
Total debt	$8,934.2	$8,688.5	$8,337.5	$8,187.4	$7,658.9
Total stockholders' equity	$8,488.8	$8,120.9	$7,929.5	$7,961.1	$7,693.7

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
For further discussion regarding our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Both national and local government agencies have implemented steps to slow the spread of the virus, including shelter-in-place orders and the mandatory shutdown of certain businesses. During this time, we continued to provide essential services to our customers. In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April and gradually recovered thereafter as local economies began to gradually reopen and customers began to resume service. Large outbreaks and resurgences of COVID-19 in various regions may result in a reinstitution of certain restrictions and further adjustments in our service levels, which would negatively impact our business.

The demand for our environmental solutions business depends on the continued demand for, and production of, oil and natural gas in certain shale basins located in the United States. During the year ended December 31, 2020, the price of crude oil and natural gas reached historic lows, resulting in a decrease in rig counts and drilling activity that led to a year-over-year decrease in revenue from our environmental solutions business. During the three months ended December 31, 2020, we recognized a $42.6 million charge as a loss on business divestitures and impairments, net in our consolidated income statement resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business. As the carrying value of the assets associated with these operations was no longer recoverable, we impaired the entire net book value of certain assets, comprised mainly of equipment, vehicles, and containers. On at least a quarterly basis, we will continue to monitor the effect of the evolving COVID-19 pandemic on our business and review our estimates for recoverability of assets.
In April 2020, we launched our Committed to Serve initiative to help our employees, customers and communities across the United States. We committed $20 million to support frontline employees and their families, as well as small business customers in the local communities where we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. We also incurred incremental costs for guaranteeing certain frontline employees a minimum hourly work week regardless of service decreases. In the fourth quarter, we recognized our frontline employees for their commitment and contributions to their communities during the pandemic with a $500 award that was paid in January 2021. In 2020, we incurred costs of $68.4 million as a direct and incremental result of the COVID-19 pandemic. In addition, we incurred incremental costs associated with expanding certain aspects of our existing healthcare programs. We expect to incur similar costs throughout 2021, and potentially into future years, although we expect the annual amount of such costs to be less than those incurred in 2020.
The effects of the COVID-19 pandemic on our business are described in more detail in the Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
2021 Financial Guidance
In 2021, we will focus on driving profitable growth, making disciplined acquisition investments, maintaining an inclusive and engaging culture for our people, and advancing technology to empower our employees, increase connectivity with our customers and drive operational excellence. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improving return on invested capital. We are committed to maintaining an efficient capital structure, preserving our investment grade credit ratings and increasing cash returned to our shareholders.
Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2021. Specific guidance follows:
Revenue
We expect an increase in average yield of approximately 2.5% and volume growth to be in a range of 1.5% to 2.0%.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2021 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2020. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2021	(Actual) Year Ended December 31, 2020
Diluted earnings per share	$ 3.61 to 3.68	$3.02
Loss on extinguishment of debt and other related costs	—	0.23
Withdrawal costs - multiemployer pension funds	—	0.08
Restructuring charges	0.04 to 0.05	0.05
Loss on business divestitures and impairments, net	—	0.21
Bridgeton insurance recovery	—	(0.03)
Adjusted diluted earnings per share	$ 3.65 to 3.73	$3.56
We believe that the presentation of adjusted diluted earnings per share, which excludes loss on extinguishment of debt and other related costs, multiemployer pension fund withdrawal costs, restructuring charges, loss on business divestitures and impairments, net, and Bridgeton insurance recoveries provides an understanding of operational activities before the financial effect of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2020, we operated facilities in 41 states through 345 collection operations, 220 transfer stations, 186 active landfills, 76 recycling processing centers, 6 treatment, recovery and disposal facilities, 9 salt water disposal wells, and 7 deep injection wells. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 128 closed landfills.
Revenue for the year ended December 31, 2020 decreased by (1.4)% to $10,153.6 million compared to $10,299.4 million for the same period in 2019. This change in revenue is due to decreased volumes of (3.1)%, fuel recovery fees of (0.7)%, and environmental solutions of (0.9)%, partially offset by increases in average yield of 2.6%, acquisitions, net of divestitures of 0.4%, recycling processing and commodity sales of 0.3%, and one additional workday as compared to 2019.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	2020		2019
Revenue	$10,153.6	100.0%	$10,299.4	100.0%
Expenses:
Cost of operations	6,100.5	60.1	6,298.4	61.2
Depreciation, amortization and depletion of property and equipment	1,015.9	10.0	985.8	9.6
Amortization of other intangible assets	21.2	0.2	20.4	0.2
Amortization of other assets	38.8	0.4	34.3	0.3
Accretion	82.9	0.8	81.9	0.8
Selling, general and administrative	1,053.0	10.4	1,091.9	10.6
Withdrawal costs - multiemployer pension funds	34.5	0.3	—	—
Loss (gain) on business divestitures and impairments, net	77.7	0.8	(14.7)	(0.1)
Restructuring charges	20.0	0.2	14.2	0.1
Operating income	$1,709.1	16.8%	$1,787.2	17.3%
Our pre-tax income was $1,142.7 million for the year ended December 31, 2020, compared to $1,295.8 million in 2019. Our net income attributable to Republic Services, Inc. was $967.2 million, or $3.02 per diluted share for 2020, compared to $1,073.3 million, or $3.33 per diluted share, for 2019.

During 2020 and 2019, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2020 and 2019. For comparative purposes, prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$1,142.7	$967.2	$3.02	$1,295.8	$1,073.3	$3.33
Loss on extinguishment of debt and other related costs	99.1	73.0	0.23	—	—	—
Restructuring charges	20.0	14.8	0.05	14.2	10.4	0.04
Loss (gain) on business divestitures and impairments, net	77.7	65.5	0.21	(14.7)	(8.7)	(0.03)
Withdrawal costs - multiemployer pension funds	34.5	25.5	0.08	—	—	—
Fire-damage related costs	—	—	—	7.7	5.7	0.02
Bridgeton insurance recovery	(10.8)	(8.2)	(0.03)	(24.0)	(18.3)	(0.06)
Incremental contract startup costs - large municipal contract (1)	—	—	—	0.7	0.5	—
Total adjustments	220.5	170.6	0.54	(16.1)	(10.4)	(0.03)
As adjusted	$1,363.2	$1,137.8	$3.56	$1,279.7	$1,062.9	$3.30
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
Loss on extinguishment of debt and other related costs. During 2020, we incurred a loss on the early extinguishment of debt and other related costs related to the early extinguishment of our $600.0 million 5.250% senior notes due November 2021 (the 2021 Notes) and our $850.0 million 3.550% senior notes due June 2022 (the 2022 Notes), and to redeem $250.0 million of the $550.0 million outstanding 4.750% senior notes due May 2023 (the 2023 Notes). We paid total cash premiums of $99.1 million and incurred non-cash charges related to the proportional share of unamortized discounts and deferred issuance costs of $2.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $1.8 million, and the proportional share of our fair value hedges (related to the 2023 Notes) that were dedesignated and recognized in earnings as a reduction to non-cash interest expense was $4.7 million. During 2019, we did not incur any losses on the early extinguishment of certain financing arrangements.
Restructuring charges. In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. During 2020, we incurred restructuring charges of $20.0 million which primarily related to these restructuring efforts. During 2019, we incurred restructuring charges of $14.2 million, which primarily related to the redesign of certain of our back-office software systems. We paid $15.5 million and $10.6 million during 2020 and 2019, respectively, related to these restructuring efforts.
In 2021, we expect to incur additional restructuring charges of approximately $15 million to $20 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate segment.
Loss (gain) on business divestitures and impairments, net. During 2020, we recorded a net loss on business divestitures and impairments of $77.7 million which was due to business divestitures and asset impairments in certain markets, including $42.6 million resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business. During 2019, we recorded a net gain on business divestitures and impairments of $(14.7) million.

Withdrawal costs - multiemployer pension funds. During 2020, we recorded charges to earnings of $34.5 million for withdrawal events at multiemployer pension funds to which we contribute. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Fire-damage related costs. During the three months ended December 31, 2019, certain of our owned and operated facilities in our Group 1 segment were impacted by separate fire-related events. Although our business may incur fire-related damage to our leased or owned property, plant and equipment from time to time, we specifically identify in the table above fire-damage related costs of $7.7 million incurred during 2019, due to its magnitude.
Bridgeton insurance recovery. During 2020 and 2019, we recognized insurance recoveries of $10.8 million and $24.0 million, respectively, related to our closed Bridgeton Landfill in Missouri, which we recognized as a reduction of remediation expenses in our cost of operations.
Incremental contract start-up costs - large municipal contract. Although our business regularly incurs startup costs under municipal contracts, we specifically identify in the table above the startup costs with respect to an individual municipal contract (and do not adjust for other startup costs under other contracts in 2020 or 2019). We do this because of the magnitude of the costs involved with this particular municipal contract and the unusual nature for the time period in which they were incurred. During 2019, we incurred costs of $0.7 million related to the implementation of this large municipal contract. These costs did not meet the capitalization criteria prescribed by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, collection, transfer and disposal of non-hazardous solid waste, and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling processing centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions consists mainly of fees we charge for disposal of non-hazardous solid and liquid material and in-plant services, such as transportation and logistics. Environmental solutions waste is generated from the by-product of oil and natural gas exploration and production activity. Additionally, it is generated by the daily operations of industrial, petrochemical and refining facilities, including maintenance, plant turnarounds and capital projects. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the years ended December 31, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	2020		2019
Collection:
Residential	$2,309.0	22.7%	$2,271.9	22.1%
Small-container	3,106.8	30.6	3,170.0	30.8
Large-container	2,148.9	21.2	2,249.6	21.8
Other	51.5	0.5	46.1	0.4
Total collection	7,616.2	75.0	7,737.6	75.1
Transfer	1,349.4		1,318.7
Less: intercompany	(745.9)		(748.1)
Transfer, net	603.5	5.9	570.6	5.5
Landfill	2,298.1		2,324.2
Less: intercompany	(1,018.5)		(1,024.1)
Landfill, net	1,279.6	12.6	1,300.1	12.6
Environmental solutions	127.7	1.3	191.7	1.9
Other:
Recycling processing and commodity sales	297.1	2.9	273.3	2.7
Other non-core	229.5	2.3	226.1	2.2
Total other	526.6	5.2	499.4	4.9
Total revenue	$10,153.6	100.0%	$10,299.4	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2020 and 2019:

	2020	2019
Average yield	2.6%	2.8%
Fuel recovery fees	(0.7)	—
Total price	1.9	2.8
Volume	(3.1)	(0.4)
Recycling processing and commodity sales	0.3	(0.3)
Environmental solutions	(0.9)	(0.3)
Total internal growth	(1.8)	1.8
Acquisitions / divestitures, net	0.4	0.8
Total	(1.4)%	2.6%

Core price	4.8%	4.7%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.8% and 2.9% for 2020 and 2019, respectively. Core price as a percentage of related-business revenue was 5.0% for both 2020 and 2019.
During 2020, we experienced the following changes in our revenue as compared to 2019:
•Average yield increased revenue by 2.6% due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by (0.7)%, primarily due to a decrease in fuel prices compared to the same period in 2019 and a decrease in the total revenue subject to the fuel recovery fees.
•Volume decreased revenue by (3.1)% primarily due to a reduction in service levels attributable to the COVID-19 pandemic. We experienced volume declines in our small- and large-container lines of business as a result of a reduction in the frequency of pickups or a temporary pause in service for certain of our customers. In addition, we experienced declines in special waste volumes disposed at certain of our landfills and a decrease in volumes at our transfer stations. These decreases were partially offset by an increase in construction and demolition volumes in our landfill line of business along with one additional workday as compared to 2019.
•Recycling processing and commodity sales increased revenue by 0.3% primarily due to an increase in overall commodity prices as compared to 2019. The average price for recycled commodities, excluding glass and organics for 2020 was $96 per ton compared to $77 per ton for 2019.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $12 million.
•Environmental solutions revenue decreased by (0.9)% primarily due to a decrease in rig counts, drilling activity, and the delay of in-plant project work as a result of lower demand for crude oil.
•Acquisitions, net of divestitures, increased revenue by 0.4% due to our continued growth strategy of acquiring privately held environmental services companies that complement our existing business platform. This was partially offset by a decrease in revenue due to the divestiture of certain non-strategic assets during the year.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our material to disposal facilities and costs for local operators who provide environmental services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal fees and taxes, consisting of landfill taxes, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which include insurance premiums and claims; cost of goods sold, which includes material costs paid to suppliers; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on sale of assets used in our operations.
The following table summarizes the major components of our cost of operations for the years ended December 31, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	2020		2019
Labor and related benefits	$2,153.4	21.2%	$2,202.4	21.4%
Transfer and disposal costs	796.9	7.9	841.7	8.2
Maintenance and repairs	969.6	9.6	1,006.2	9.8
Transportation and subcontract costs	674.1	6.6	674.9	6.5
Fuel	271.7	2.7	347.9	3.4
Disposal fees and taxes	313.5	3.1	325.7	3.2
Landfill operating costs	258.2	2.5	244.7	2.4
Risk management	213.9	2.1	230.7	2.2
Other	460.0	4.5	440.6	4.2
Subtotal	6,111.3	60.2	6,314.8	61.3
Fire-damage related costs (1)	—	—	7.6	0.1
Bridgeton insurance recovery	(10.8)	(0.1)	(24.0)	(0.2)
Total cost of operations	$6,100.5	60.1%	$6,298.4	61.2%
(1) During the three months and year ended December 31, 2019, we incurred an additional $0.1 million of fire-damage related costs, which are reflected in other selling, general, and administrative expense.
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.

Our cost of operations decreased for the year ended December 31, 2020 compared to the same period in 2019 as a result of the following:
•Labor and related benefits decreased due to a decline in service levels attributable to the COVID-19 pandemic, partially offset by higher hourly and salaried wages as a result of annual merit increases, and one additional workday during 2020 as compared to 2019.
•Transfer and disposal costs decreased as a result of lower collection volumes, partially offset by an increase in third party disposal rates. During both 2020 and 2019, approximately 68% of the total solid waste volume we collected was disposed at landfill sites that we own or operate (internalization).
•Maintenance and repairs expense decreased due to a decrease in service levels attributable to the COVID-19 pandemic.
•Transportation and subcontract costs decreased slightly primarily due to a decline in demand for our environmental solutions business as well as a decrease in transfer station volumes, partially offset by increases due to acquisition-related activity along with one additional workday during 2020 as compared to 2019.
•Fuel costs decreased due to a decline in fuel prices and service levels attributable to the COVID-19 pandemic. The national average cost per gallon for diesel fuel in 2020 was $2.55 compared to $3.06 for 2019.
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
•Landfill operating expenses increased due to the recognition of certain favorable remediation adjustments in 2019 that did not recur in 2020.
•Risk management expenses decreased primarily due to favorable actuarial development in our auto liability and workers compensation prior year programs, coupled with a decline in exposure in our current year program.
•Other costs of operations increased during 2020 as a result of incremental costs incurred related to the COVID-19 pandemic, including costs for additional safety equipment and hygiene products, increased facility and equipment cleaning, and costs associated with our Committed to Serve initiative, partially offset by a decline in necessary facility repairs as well as decreased third party equipment rentals as a result of a decline in service levels attributable to the COVID-19 pandemic.
•During 2019, we incurred $7.6 million of fire-related damage costs in our cost of operations that resulted from damage to our leased or owned property, plant and equipment in our Group 1 segment.
•During 2020 and 2019, we recognized favorable insurance recoveries of $10.8 million and $24.0 million, respectively, related to our closed Bridgeton Landfill as a reduction of remediation expenses in our consolidated statement of income for the applicable period.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	2020		2019
Depreciation and amortization of property and equipment	$692.9	6.8%	$652.8	6.4%
Landfill depletion and amortization	323.0	3.2	333.0	3.2
Depreciation, amortization and depletion expense	$1,015.9	10.0%	$985.8	9.6%
Depreciation and amortization of property and equipment increased primarily due to additional assets acquired with our acquisitions.
Landfill depletion and amortization decreased in aggregate dollars due to lower landfill disposal volumes primarily driven by decreased special waste volumes, partially offset by an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $21.2 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively, or 0.2% of revenue for both 2020 and 2019. Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Amortization expense increased due to additional assets acquired with our acquisitions.
Amortization of Other Assets
Expenses for amortization of other assets were $38.8 million, or 0.4% of revenue, for the year ended December 31, 2020, compared to $34.3 million, or 0.3% of revenue, for 2019. Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements.
Accretion Expense
Accretion expense was $82.9 million and $81.9 million, or 0.8% of revenue, for the years ended December 31, 2020 and 2019, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2020 and 2019 (in millions of dollars and as a percentage of revenue):

	2020		2019
Salaries and related benefits	$740.5	7.3%	$751.9	7.3%
Provision for doubtful accounts	27.8	0.3	34.0	0.3
Other	284.7	2.8	306.0	3.0
Total selling, general and administrative expenses	$1,053.0	10.4%	$1,091.9	10.6%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during 2020 as compared to 2019 are summarized below:
•In 2020, salaries and related benefits decreased in aggregate dollars primarily due to a decrease in compensation expense related to our performance shares and continued efficiencies at our customer resource centers attributable to our investments in enhanced technology platforms. This decrease was partially offset by higher wages, benefits and other payroll related items resulting from annual merit increases.
•Provision for doubtful accounts decreased in aggregate dollars during 2020, primarily due to improved collections during the period as demonstrated by the reduction in our days sales outstanding to 38.6, or 26.4 days net of deferred revenue, as of December 31, 2020 compared to 39.8, or 27.9 days net of deferred revenue, as of December 31, 2019.
•Other selling, general and administrative expenses decreased during 2020, primarily due to a decrease in travel and advertising costs as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in facility and equipment cleaning expenses attributable to the COVID-19 pandemic, professional fees, certain charitable donations associated with our Committed to Serve initiative, and acquisition deal costs.
Withdrawal Costs - Multiemployer Pension Funds
During 2020, we recorded charges to earnings of $34.5 million for withdrawal events at multiemployer pension funds to which we contribute. We paid $34.4 million during 2020 relative to these withdrawal events. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
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
During 2020, we recorded a net loss on business divestitures and impairments of $77.7 million, which was due to business divestitures and asset impairments in certain markets, including $42.6 million resulting from management's decision to exit certain product offerings and geographic basins in our upstream environmental solutions business. During 2019, we recorded a net gain on business divestitures and impairments of $(14.7) million.
Restructuring Charges
In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. During 2020, we incurred restructuring charges of $20.0 million which primarily related to these restructuring efforts. During 2019, we incurred restructuring charges of $14.2 million, which primarily related to the redesign of certain of our back-office software systems. We paid $15.5 million and $10.6 million during 2020 and 2019, respectively, related to these restructuring efforts.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions (in millions of dollars):

	2020	2019
Interest expense on debt	$300.1	$350.4
Non-cash interest	61.7	48.8
Less: capitalized interest	(6.2)	(7.2)
Total interest expense	$355.6	$392.0
Total interest expense for 2020 decreased compared to 2019 primarily due to lower interest rates on our floating and fixed rate debt. The decrease attributable to our fixed rate debt is primarily due to the issuance of $350.0 million of 0.875% senior notes and $750.0 million of 1.750% senior notes in November 2020, $650.0 million of 1.450% senior notes in August 2020, $600.0 million of 2.300% senior notes and $400.0 million of 3.050% senior notes in February 2020, as well as the issuance of $900.0 million of 2.500% senior notes in August 2019, the proceeds of which were used to repay outstanding senior notes with coupons ranging from 3.550% to 5.500%.
During 2020 and 2019, cash paid for interest, excluding net swap settlements for our fixed to floating interest rate swaps, was $325.1 million and $346.8 million, respectively.
Loss on Extinguishment of Debt
During 2020, we incurred a $101.9 million loss on the early extinguishment of debt . We paid total cash premiums during the year totaling $99.1 million and incurred non-cash charges related to the proportional share of unamortized discounts and deferred issuance costs of $2.8 million.
Income Taxes
Our provision for income taxes was $173.1 million and $222.0 million for 2020 and 2019, respectively. Our effective income tax rate was 15.2% and 17.1% for 2020 and 2019, respectively. We made income tax payments (net of refunds) of approximately $124 million and $31 million for 2020 and 2019, respectively. Income taxes paid in 2020 and 2019 reflect benefits from 100% bonus depreciation on qualified assets as well as tax credits from our continuing investments in solar energy.
During 2020, we acquired non-controlling interests in limited liability companies established to own solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investments in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges, of the notes to our consolidated financial statements in Item 8 of this Form 10-K. Our 2020 tax provision reflects a benefit of approximately $100 million due to the tax credits related to these investments. In addition, our 2020 tax provision was reduced by $17.2 million for adjustments to our valuation allowance due to the realizability of certain state loss carryforwards. Lastly, our provision was further reduced by $8.2 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2019 tax returns and $11.6 million from excess tax benefits related to stock compensation.
Our 2019 tax provision was reduced by $12.3 million from excess tax benefits related to stock compensation, approximately $84 million related to the tax credits from our non-controlling interests in limited liability companies established to own solar energy assets, and approximately $13 million due to the realization of tax credits and lower state rates due to changes in estimates following the completion of our 2018 tax returns.
During the three months ended December 31, 2020, we determined that it is more likely than not that we will realize a portion of our deferred tax assets related to certain state loss carryforwards. Most of these loss carryforwards are attributable to a specific subsidiary for which we have historically provided a partial valuation allowance due to the uncertainty surrounding the future utilization of these carryforwards in the tax jurisdictions where the loss carryforwards exist. The realization of these deferred tax assets depends upon the existence of sufficient taxable income in future periods. As a result of recent changes in U.S. tax law, the current macroeconomic environment and our ongoing efforts to streamline and maximize the efficiency of our tax footprint, we completed our restructuring plan which optimized our tax structure to better align with our overall operational footprint. This resulted in a reduction to our valuation allowance of $17.2 million for the year and three months ended December 31, 2020.
We have deferred tax assets related to state net operating loss carryforwards of approximately $99 million available as of December 31, 2020. These state net operating loss carryforwards expire at various times between 2021 and 2040. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2020, we have provided a valuation allowance of approximately $44 million.
Reportable Segments
In December 2020, our senior management began evaluating, overseeing and managing the financial performance of our operations through three operating segments. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our environmental solutions operating segment, which provides waste management solutions for daily operations of industrial, petrochemical and refining facilities, is aggregated with Corporate entities and other as it only represents approximately 1% of our consolidated revenue. Each of our reportable segments provides integrated environmental services, including collection, transfer, recycling, and disposal services.
Summarized financial information concerning our reportable segments for the years ended December 31, 2020 and 2019 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Loss (Gain) on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin
2020:
Group 1	$5,057.5	$522.1	$(20.0)	$502.1	$—	$1,343.3	26.6%
Group 2	4,791.9	506.4	(17.5)	488.9	—	966.4	20.2%
Corporate entities and other	304.2	142.8	25.0	167.8	77.7	(600.6)	—
Total	$10,153.6	$1,171.3	$(12.5)	$1,158.8	$77.7	$1,709.1	16.8%
2019:
Group 1	$5,001.9	$505.9	$(12.2)	$493.7	$—	$1,231.7	24.6%
Group 2	4,944.4	496.6	(21.5)	475.1	—	926.5	18.7%
Corporate entities and other	353.1	130.8	22.8	153.6	(14.7)	(371.0)	—
Total	$10,299.4	$1,133.3	$(10.9)	$1,122.4	$(14.7)	$1,787.2	17.4%
Financial information for the year ended December 31, 2019 reflects the transfer of our environmental solutions operating segment from Group 2 to Corporate entities and other. Corporate entities and other include legal, tax, treasury, information technology, risk management, human resources, closed landfills, environmental solutions, and other administrative functions. National Accounts revenue included in corporate entities represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Significant changes in the revenue and operating margins of our reportable segments for 2020 compared to 2019 are discussed below.
Group 1
Revenue for 2020 increased 1.1% from 2019 primarily due to an increase in average yield in all lines of business and one additional workday during 2020. This increase was partially offset by volume declines in our small- and large-container collection, transfer station, and landfill lines of business.
Operating income for Group 1 increased from $1,231.7 million for 2019, or a 24.6% operating margin, to $1,343.3 million for 2020, or a 26.6% operating margin. The following cost categories impacted our operating income margin:
•Cost of operations favorably impacted operating income margin during 2020, primarily due to a decrease in labor and related benefits, maintenance and repairs expenses, disposal fees and taxes, and fuel costs as a result of decreased service levels attributable to the COVID-19 pandemic. Fuel costs further decreased due to CNG tax credits that were enacted in December 2019 and recognized during 2020.
•Landfill depletion and amortization favorably impacted operating income margin during 2020, primarily due to lower landfill disposal volumes primarily driven by decreased special waste volumes, and by favorable amortization adjustments to our asset retirement obligations during 2020 compared to the adjustments recognized in 2019. Depreciation unfavorably impacted operating margin, primarily due to additional assets acquired with our acquisitions.
Group 2
Revenue for 2020 decreased (3.1)% from 2019 due to volume declines in our collection lines of business as well as a decrease in special waste volumes in our landfill line of business. These decreases were partially offset by an increase in average yield in all lines of business, increases in construction and demolition and municipal solid waste volumes in our landfill line of business, and one additional workday during 2020.
Operating income for Group 2 increased from $926.5 million for 2019, or an 18.7% operating margin, to $966.4 million for 2020, or a 20.2% operating margin. The following cost categories impacted our operating income margin:
•Cost of operations favorably impacted operating income margin during 2020, primarily due to a decrease in labor and related benefits, transfer and disposal costs, maintenance and repairs expenses and fuel costs as a result of decreased service levels attributable to the COVID-19 pandemic. Fuel costs further decreased due to CNG tax credits that were enacted in December 2019 and recognized during 2020.
•Landfill depletion and amortization unfavorably impacted operating income margin during 2020, primarily due to an increase in our overall average depletion rate, and by decreased favorable amortization adjustments to our asset retirement obligations during 2020 compared to the adjustments recognized in 2019. Depreciation unfavorably impacted operating income margin, primarily due to additional assets acquired with our acquisitions.
Corporate Entities and Other
Operating loss in our Corporate entities and other segment increased from $371.0 million for 2019 to $600.6 million for 2020. During 2020, we recorded a net loss on business divestitures and impairments of $77.7 million which was due to business divestitures and asset impairments in certain markets, including $42.6 million resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business. During 2019, we recorded a net gain on business divestitures and impairments of $(14.7) million. Additionally, we recognized an insurance recovery of $10.8 million related to our closed Bridgeton Landfill during 2020, as compared to an insurance recovery of $24.0 million recognized in the same period in 2019. During 2020, we recognized certain direct and incremental costs attributable to the COVID-19 pandemic, including costs for additional safety equipment and hygiene products, increased facility and equipment cleaning, and costs associated with our Committed to Serve initiative.
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
Available Airspace
As of December 31, 2020 and 2019, we owned or operated 186 and 189 active solid waste landfills, respectively, with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2019	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2020
Cubic yards (in millions):
Permitted airspace	4,673.0	—	(5.1)	205.8	(76.1)	(5.1)	4,792.5
Probable expansion airspace	321.7	32.9	—	(158.2)	—	—	196.4
Total cubic yards (in millions)	4,994.7	32.9	(5.1)	47.6	(76.1)	(5.1)	4,988.9
Number of sites:
Permitted airspace	189		(2)	(1)			186
Probable expansion airspace	12	2		(3)			11

	Balance as of December 31, 2018	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2019
Cubic yards (in millions):
Permitted airspace	4,736.8	—	—	35.0	(81.5)	(17.3)	4,673.0
Probable expansion airspace	341.2	6.7	—	(18.1)	—	(8.1)	321.7
Total cubic yards (in millions)	5,078.0	6.7	—	16.9	(81.5)	(25.4)	4,994.7
Number of sites:
Permitted airspace	190		—	(1)			189
Probable expansion airspace	12	2		(2)			12
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
As of December 31, 2020, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 11 landfills have an estimated remaining average site life of 123 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 63 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2020:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	15	—	15	8.1%
6 to 10 years	15	1	16	8.6
11 to 20 years	27	2	29	15.6
21 to 40 years	49	3	52	28.0
41+ years	69	5	74	39.7
Total	175	11	186	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2020, accrued final capping, closure and post-closure costs were $1,346.4 million, of which $57.5 million were current and $1,288.9 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Item 8 of this Form 10-K.
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
During 2020 and 2019, we recognized insurance recoveries of $10.8 million and $24.0 million, respectively, related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations during the years ended December 31, 2020 and 2019.
For a description of our significant remediation matters, see Note 8, Landfill and Environmental Costs, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
Investment in Landfills
As of December 31, 2020, we expect to spend an estimated additional $9.5 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $13.6 billion, or $2.72 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2020 (in millions):

	Balance as of December 31, 2020	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$166.3	$—	$166.3
Landfill development costs	7,991.7	9,519.9	17,511.6
Construction-in-progress - landfill	303.8	—	303.8
Accumulated depletion and amortization	(4,249.5)	—	(4,249.5)
Net investment in landfill land and development costs	$4,212.3	$9,519.9	$13,732.2

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2020 and 2019:

	2020	2019
Number of landfills owned or operated	186	189
Net investment, excluding non-depletable land (in millions)	$4,046.0	$3,872.9
Total estimated available disposal capacity (in millions of cubic yards)	4,988.9	4,994.7
Net investment per cubic yard	$0.81	$0.78
Landfill depletion and amortization expense (in millions)	$323.0	$333.0
Accretion expense (in millions)	82.9	81.9
	405.9	414.9
Airspace consumed (in millions of cubic yards)	76.1	81.5
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$5.33	$5.09
During 2020 and 2019, our average compaction rate was approximately 2,000 pounds per cubic yard based primarily on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2020 and 2019 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2019	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2020
Land	$448.3	$9.6	$(1.8)	$13.2	$—	$—	$(2.2)	$467.1
Non-depletable landfill land	170.5	0.3	(6.3)	(2.8)	—	—	4.6	166.3
Landfill development costs	7,474.7	2.6	(15.5)	62.3	40.6	(45.5)	472.5	7,991.7
Vehicles and equipment	7,766.0	654.4	(336.3)	3.9	—	—	31.0	8,119.0
Buildings and improvements	1,342.6	4.4	(6.1)	24.0	1.7	—	35.9	1,402.5
Construction-in-progress - landfill	366.8	406.9	—	(3.6)	—	—	(466.3)	303.8
Construction-in-progress - other	87.7	164.1	—	—	—	—	(144.4)	107.4
Total	$17,656.6	$1,242.3	$(366.0)	$97.0	$42.3	$(45.5)	$(68.9)	$18,557.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2019	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2020
Landfill development costs	$(3,968.6)	$(335.6)	$15.5	$26.2	$13.0	$—	$(4,249.5)
Vehicles and equipment	(4,728.2)	(628.7)	322.7	44.4	—	36.4	(4,953.4)
Buildings and improvements	(576.3)	(65.5)	4.7	6.8	—	1.6	(628.7)
Total	$(9,273.1)	$(1,029.8)	$342.9	$77.4	$13.0	$38.0	$(9,831.6)

	Gross Property and Equipment
	Balance as of December 31, 2018	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2019
Land	$443.6	$2.6	$(1.9)	$3.8	$—	$—	$0.2	$448.3
Non-depletable landfill land	167.5	5.0	(2.1)	0.4	—	—	(0.3)	170.5
Landfill development costs	7,106.0	2.9	(0.1)	8.6	43.5	(4.9)	318.7	7,474.7
Vehicles and equipment	7,377.3	679.2	(400.2)	109.9	—	—	(0.2)	7,766.0
Buildings and improvements	1,279.8	15.1	(10.1)	1.1	1.3	—	55.4	1,342.6
Construction-in-progress - landfill	287.9	399.2	—	—	—	—	(320.3)	366.8
Construction-in-progress - other	89.9	113.6	—	—	—	—	(115.8)	87.7
Total	$16,752.0	$1,217.6	$(414.4)	$123.8	$44.8	$(4.9)	$(62.3)	$17,656.6

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2018	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2019
Landfill development costs	$(3,635.9)	$(343.9)	$—	$—	$11.2	$—	$(3,968.6)
Vehicles and equipment	(4,571.1)	(592.9)	390.7	18.2	—	26.9	(4,728.2)
Buildings and improvements	(524.9)	(62.3)	7.7	3.6	—	(0.4)	(576.3)
Total	$(8,731.9)	$(999.1)	$398.4	$21.8	$11.2	$26.5	$(9,273.1)

Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of December 31:

	2020	2019
Cash and cash equivalents	$38.2	$47.1
Restricted cash and marketable securities	149.1	179.4
Less: restricted marketable securities	(73.1)	(49.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$114.2	$177.4
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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2020	2019
Payment for maturing tax-exempt financing	$—	$49.4
Capping, closure and post-closure obligations	31.5	30.6
Insurance	117.6	99.4
Total restricted cash and marketable securities	$149.1	$179.4

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
Summary of Cash Flow Activity
The major components of changes in cash flows for 2020 and 2019 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2020 and 2019 (in millions of dollars):

	2020	2019
Net cash provided by operating activities	$2,471.6	$2,352.1
Net cash used in investing activities	$(1,922.8)	$(1,719.0)
Net cash used in financing activities	$(612.0)	$(589.0)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2020 and 2019 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $129.9 million in 2020, compared to a decrease of $213.4 million in 2019, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, decreased $13.8 million during 2020, compared to a $38.3 million increase in 2019. As of December 31, 2020, our days sales outstanding were 38.6, or 26.4 days net of deferred revenue, compared to 39.8, or 27.9 days net of deferred revenue, as of December 31, 2019.
•Our prepaid expenses and other assets decreased $6.5 million in 2020 compared to an increase of $109.7 million in 2019, primarily due to the receipt of the Bridgeton landfill settlement in the first quarter of 2020, and an increase in alternative fuel tax credit receipts during 2020 compared to 2019, partially offset by an increase of prepaid taxes due to the timing of our estimated tax payments.
•Our accounts payable decreased $46.7 million during 2020 compared to an increase of $6.4 million during 2019, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $19.6 million lower during 2020 compared to 2019. The decrease in cash paid for capping, closure and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $14.4 million higher during 2020 compared to 2019, primarily due to $25.6 million in payments related to management and monitoring of the remediation area of our closed Bridgeton Landfill in Missouri during 2020 as compared to $16.6 million of payments during 2019.
In addition, cash paid for interest was $325.1 million and $346.8 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2020 and 2019, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2020 and 2019 are summarized below:
•Capital expenditures during 2020 were $1,194.6 million as compared to $1,207.1 million for 2019.

•Proceeds from sales of property and equipment during 2020 were $30.1 million as compared to $21.7 million for 2019.
•During 2020 and 2019, we used $769.5 million and $575.1 million, respectively, for acquisitions and investments, net of cash acquired. During 2020 and 2019, we received $32.9 million and $42.8 million for business divestitures, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2020 and 2019 are summarized below:
•During 2020, we issued $2,750.0 million of senior notes for cash proceeds, net of discounts and fees of $2,716.1 million. During 2019, we issued $900.0 million of senior notes for cash proceeds, net of discounts and fees of $891.1 million. Net payments of notes payable and long-term debt were $2,595.9 million during 2020, compared to net payments of $581.4 million in 2019. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•During 2020, we paid $99.1 million in cash premiums on the redemption of senior notes.
•During 2020, we repurchased 1.2 million shares of our stock for $98.8 million. During 2019, we repurchased 4.9 million shares of our stock for $399.4 million.
•In July 2020, our Board of Directors approved an increase in our quarterly dividend to $0.425 per share. Dividends paid were $522.5 million and $491.2 million for 2020 and 2019, respectively.
•During 2020 and 2019, cash paid for purchase price holdback releases and contingent purchase price related to acquisitions was $15.5 million and $17.2 million, respectively.
In September 2020, we entered into an agreement to extend the term of one of our landfill finance leases by 43 years, or through the end of the landfill's site life. Accordingly, we recognized an incremental finance lease obligation of $90.4 million.
Financial Condition
Debt Obligations
As of December 31, 2020, we had $168.1 million of principal debt maturing within the next 12 months, which includes certain variable rate tax-exempt financings, finance lease obligations and debentures. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2020.
An extended period of economic disruption associated with the COVID-19 pandemic could further disrupt the global supply chain, negatively impact demand for our services, and disrupt financial markets. These effects could materially and adversely affect our business and financial condition, including our access to sources of liquidity. We will continue to monitor the evolving COVID-19 pandemic along with the effect on our business and access to capital markets. Refer to Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K for a discussion of certain risk factors related to this pandemic.
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
The 364-Day Credit Facility is subject to facility fees based on applicable rates defined in the 364-Day Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our 364-Day Credit Facility totaled $1.0 billion as of December 31, 2020. The 364-Day Credit Facility can be used for working capital, capital expenditures, acquisitions, and other general corporate purposes. The 364-Day Credit Facility agreement requires us to comply with financial and other covenants, which are consistent with the financial and other covenants included in our Credit Facility. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2020, we had no borrowings outstanding under our 364-Day Credit Facility.
The Credit Facility
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (as amended, the Credit Facility) , which matures in June 2023. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,671.8 million and $1,696.9 million as of December 31, 2020 and 2019, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2020 and 2019, we had $186.0 million and $184.4 million of borrowings outstanding under our Credit Facility, respectively. We had $376.5 million and $351.4 million of letters of credit outstanding under our Credit Facility as of December 31, 2020 and 2019, respectively.
In July 2020, we executed an amendment to the Credit Facility agreement to increase flexibility and reduce restrictions, in particular, for future acquisitions. Effective June 30, 2020, the amendment eliminated the consolidated interest coverage ratio and revised the sole remaining financial covenant, total debt to EBITDA ratio.
Uncommitted Credit Facility
We also have an Uncommitted Credit Facility, which bears interest at a LIBOR Rate or a Cost of Funds rate (both as defined in the Uncommitted Credit Facility Agreement), plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2019, we had $11.6 million of borrowings outstanding under our Uncommitted Credit Facility.
Financial and Other Covenants
The Credit Facility and 364-Day Credit Facility (collectively, the Credit Facilities) require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). In July 2020, we executed an amendment to the Credit Facility agreement to increase flexibility and reduce restrictions, in particular, for future acquisitions. Effective June 30, 2020, the amendment eliminated the consolidated interest coverage ratio and revised the sole remaining financial covenant, total debt to EBITDA ratio. The 364-Day Credit Facility and the Credit Facility, as amended, provide that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The 364-Day Credit Facility and the Credit Facility, as amended, also provide that there may not be more than two elevated ratio periods during the respective terms of the Credit Facility and 364-Day Credit Facility agreements. As of December 31, 2020, our total debt to EBITDA ratio was 3.07 compared to the 3.75 maximum allowed by the covenants. As of December 31, 2020, we were in compliance with the covenants under the Credit Facilities, and we expect to be in compliance throughout 2021.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility and 364-Day Credit Facility agreements. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
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
Senior Notes and Debentures
As of December 31, 2020, we had $7,437.0 million of unsecured senior notes and debentures outstanding with maturities ranging from 2021 to 2050. As of December 31, 2019, we had $7,257.0 million of unsecured senior notes and debentures outstanding with maturities ranging from 2020 to 2041.
In November 2020, we issued $350.0 million of 0.875% senior notes due 2025 (the 0.875% Notes) and $750.0 million of 1.750% senior notes due 2032 (the 1.750% Notes). We used the net proceeds from the 0.875% Notes and 1.750% Notes to redeem all $850.0 million of the outstanding 3.550% senior notes due June 2022 and $250.0 million of the $550.0 million outstanding 4.750% senior notes due May 2023.
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
For a description of our derivative contracts and hedge accounting, see Note 9, Debt, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Tax-Exempt Financings
As of December 31, 2020, we had $1,104.7 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2021 to 2050. As of December 31, 2019, we had $1,116.2 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. During the year ended December 31, 2020, we issued $60.0 million of new tax-exempt financings. During the year ended December 31, 2019, we refinanced $35.0 million and issued $30.0 million of tax-exempt financings.
Finance Leases
We had finance lease liabilities of $206.5 million and $119.3 million as of December 31, 2020 and 2019, respectively, with maturities ranging from 2021 to 2063 and 2020 to 2049, respectively.
In September 2020, we entered into an agreement to extend the term of one of our landfill finance leases by 43 years, or through the end of the landfill's site life. Accordingly, we recognized an incremental finance lease obligation of $90.4 million.

Contractual Obligations
The following table summarizes our estimated contractual obligations as of December 31, 2020 (in millions):

Year Ending December 31,	Operating Leases	Maturities of Notes Payable, Finance Leases and Other Long- Term Debt	Scheduled Interest Payment Obligations	Final Capping, Closure and Post-Closure	Remediation	Unconditional Purchase Commitments	Total
2021	$41.5	$168.1	$267.7	$57.5	$57.0	$163.6	$755.4
2022	37.9	6.4	265.0	61.1	64.7	97.0	532.1
2023	35.6	659.4	251.0	76.0	67.8	61.0	1,150.8
2024	30.9	924.9	224.6	75.6	59.8	53.4	1,369.2
2025	29.4	854.6	203.5	82.2	41.0	29.4	1,240.1
Thereafter	105.8	6,441.2	1,694.7	6,348.8	352.4	252.9	15,195.8
Total	$281.1	$9,054.6	$2,906.5	$6,701.2	$642.7	$657.3	$20,243.4
Scheduled interest payment obligations in the above table were calculated using stated coupon rates for fixed rate debt and interest rates applicable as of December 31, 2020 for variable rate debt. The effect of our outstanding interest rate swaps on the interest payments of our 4.750% fixed rate senior notes due in May 2023 is also included based on the floating rates in effect as of December 31, 2020.
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2020 and for liabilities yet to be incurred over the remaining life of our landfills.
Unconditional purchase commitments consist primarily of (1) disposal related agreements that include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2021, although the mix of Financial Assurance Instruments may change.
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
Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (1.7% in 2020 and 2019).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (3.4% and 4.3% in 2020 and 2019).
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
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in certain business combinations, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in certain business combinations are initially estimated on a discounted basis, and accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on our remediation adjustments. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.
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

The table below provides information about certain of our market-sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value as of December 31, 2020
Fixed rate debt:
Amount outstanding (in millions)	$41.1	$6.4	$329.2	$904.2	$854.6	$5,621.9	$7,757.4	$8,708.4
Variable rate debt:
Amount outstanding (in millions)	$127.0	$—	$330.2	$20.7	$—	$819.3	$1,297.2	$1,290.7
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $120.4 million.
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. These swap agreements, which were designated as fair value hedges, have a total notional value of $300.0 million as of December 31, 2020. Contemporaneously with our $250.0 million redemption of the 4.750% Notes, we dedesignated the proportional share of these swap agreements as fair value hedges. Our interest rate swap contracts have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. All of our cash flow hedges settled on or before December 31, 2020, thus there is no related asset or liability as of December 31, 2020. As of December 31, 2019 our interest rate lock agreements had an aggregate notional value of $575.0 million with fixed interest rates ranging from 1.330% to 3.000%.
As of December 31, 2020, we had $1,297.2 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $16 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our consolidated financial statements in Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of December 31, 2020, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $271.7 million in 2020, or 2.7% of revenue, compared to $347.9 million in 2019, or 3.4% of revenue.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of December 31, 2020, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $12 million.
Revenue from recycling processing and commodity sales during the years ended December 31, 2020 and 2019 was $297.1 million and $273.3 million, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021, expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Landfill Development Asset Amortization
Description of the Matter
At December 31, 2020, the net book value of the Company’s landfill development assets totaled $3,742.2 million, and the associated landfill development asset amortization expense for 2020 was $323.0 million. Significant assumptions used in calculating the amortization expense include estimated future development costs associated with the land, permitting, cell construction and environmental structures of the landfill in relation to airspace consumed to date and total estimated available airspace. These assumptions have a significant effect on the total landfill amortization expense. As discussed in Note 2 to the consolidated financial statements, costs and airspace estimates are developed at least annually, or more often if significant facts change.

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

Landfill Final Capping, Closure and Post-Closure Costs
Description of the Matter	At December 31, 2020, the carrying value of the Company’s landfill final capping, closure and post-closure costs totaled $1,346.4 million. As discussed in Notes 2 and 8 to the consolidated financial statements, asset retirement obligations for final capping, closure and post-closure are measured at their estimated fair value. Management updates the assumptions used to estimate asset retirement obligations at least annually, or more often if significant facts change. These assumptions include estimated future costs associated with the final capping, closure and post closure activities at each landfill, airspace consumed to date, estimated available airspace, projected annual tonnage volume, projected timing of capping, closure and post closure activities and estimated inflation and discount rates. These assumptions have a significant effect on the estimated asset retirement obligation.
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

To test the landfill asset retirement obligation, our audit procedures included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate (e.g., gas monitoring and leachate management) and testing the significant assumptions discussed above, as well as the underlying costs and other estimates used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting the same type of waste. We also tested the completeness and accuracy of the historical data utilized in preparing the estimate. We involved EY engineering specialists to assist us with evaluating the costs estimated for the capping, closure and post closure activities and the reasons for significant changes in assumptions from historical trends and determined whether the change from the historical trend was appropriate and identified timely. EY engineering specialists were also involved in evaluating certain assumptions to project total estimated available airspace.

Environmental Liabilities
Description of the Matter
At December 31, 2020, environmental remediation liabilities totaled $462.8 million. As discussed in Note 2 to the consolidated financial statements, the Company performs a review of their environmental obligations annually and when it identifies changes in facts and circumstances associated with these obligations. The Company considers several factors to estimate the ultimate liability at these sites, including, but not limited to, the nature and extent of contamination, the required remediation methods, timing of expenditures, and apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. The Company accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Significant assumptions used in estimating environmental remediation liabilities include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. These assumptions have a significant effect on the estimated liability.

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
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Republic Services, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021, expressed an unqualified opinion thereon.
As indicated in the accompanying Report of Management on Republic Services, Inc’s Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Randy’s Sanitation, LLC, Randy’s Rentals, LLC, Gallegos Sanitation, Inc. and related entities, and Eagle Waste & Recycling, Inc. and related entities, which are included in the 2020 consolidated financial statements of the Company and constituted less than 1% of total and net assets as of December 31, 2020 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Randy’s Sanitation, LLC, Randy’s Rentals, LLC, Gallegos Sanitation, Inc. and related entities, and Eagle Waste & Recycling, Inc. and related entities.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 22, 2021

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$38.2	$47.1
Accounts receivable, less allowance for doubtful accounts and other of $34.7 and $34.0, respectively	1,091.3	1,125.9
Prepaid expenses and other current assets	392.3	433.0
Total current assets	1,521.8	1,606.0
Restricted cash and marketable securities	149.1	179.4
Property and equipment, net	8,726.2	8,383.5
Goodwill	12,046.4	11,633.4
Other intangible assets, net	173.1	133.9
Other assets	817.4	747.6
Total assets	$23,434.0	$22,683.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$779.0	$777.9
Notes payable and current maturities of long-term debt	168.1	929.9
Deferred revenue	345.6	336.0
Accrued landfill and environmental costs, current portion	114.5	132.6
Accrued interest	54.6	74.0
Other accrued liabilities	820.2	814.2
Total current liabilities	2,282.0	3,064.6
Long-term debt, net of current maturities	8,766.1	7,758.6
Accrued landfill and environmental costs, net of current portion	1,694.7	1,703.2
Deferred income taxes and other long-term tax liabilities, net	1,238.8	1,180.6
Insurance reserves, net of current portion	281.8	276.5
Other long-term liabilities	681.8	579.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 318.8 and 353.3 issued including shares held in treasury, respectively	3.2	3.5
Additional paid-in capital	2,741.4	4,994.8
Retained earnings	5,751.8	5,317.3
Treasury stock, at cost; — and 34.5 shares, respectively	(0.1)	(2,199.6)
Accumulated other comprehensive income, net of tax	(12.4)	2.2
Total Republic Services, Inc. stockholders’ equity	8,483.9	8,118.2
Non-controlling interests in consolidated subsidiary	4.9	2.7
Total stockholders’ equity	8,488.8	8,120.9
Total liabilities and stockholders’ equity	$23,434.0	$22,683.8
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$10,153.6	$10,299.4	$10,040.9
Expenses:
Cost of operations	6,100.5	6,298.4	6,150.0
Depreciation, amortization and depletion	1,075.9	1,040.5	1,033.4
Accretion	82.9	81.9	80.7
Selling, general and administrative	1,053.0	1,091.9	1,059.5
Withdrawal costs - multiemployer pension funds	34.5	—	—
Loss (gain) on business divestitures and impairments, net	77.7	(14.7)	(44.9)
Restructuring charges	20.0	14.2	26.4
Operating income	1,709.1	1,787.2	1,735.8
Interest expense	(355.6)	(392.0)	(383.8)
Loss from unconsolidated equity method investments	(118.2)	(112.2)	(35.8)
Loss on extinguishment of debt	(101.9)	—	(0.3)
Interest income	5.2	6.4	1.6
Other income, net	4.1	6.4	3.4
Income before income taxes	1,142.7	1,295.8	1,320.9
Provision for income taxes	173.1	222.0	283.3
Net income	969.6	1,073.8	1,037.6
Net income attributable to non-controlling interests in consolidated subsidiary	(2.4)	(0.5)	(0.7)
Net income attributable to Republic Services, Inc.	$967.2	$1,073.3	$1,036.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$3.03	$3.34	$3.17
Weighted average common shares outstanding	319.3	321.1	326.9
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$3.02	$3.33	$3.16
Weighted average common and common equivalent shares outstanding	319.8	322.0	328.4
Cash dividends per common share	$1.66	$1.56	$1.44
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$969.6	$1,073.8	$1,037.6
Other comprehensive income (loss), net of tax
Hedging activity:
Settlements	—	—	4.0
Realized loss (gain) reclassified into earnings	5.8	1.0	(3.8)
Unrealized (loss) gains	(22.5)	(30.2)	14.5
Pension activity:
Change in funded status of pension plan obligations	2.1	(2.5)	(6.5)
Other comprehensive income (loss), net of tax	(14.6)	(31.7)	8.2
Comprehensive income	955.0	1,042.1	1,045.8
Comprehensive income attributable to non-controlling interests	(2.4)	(0.5)	(0.7)
Comprehensive income attributable to Republic Services, Inc.	$952.6	$1,041.6	$1,045.1
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-controlling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2017	350.1	$3.5	$4,839.6	$4,152.5	(18.4)	$(1,059.4)	$22.6	$2.3	$7,961.1
Adoption of accounting standard, net of tax	—	—	—	33.4	—	—	—	—	$33.4
Net income	—	—	—	1,036.9	—	—	—	0.7	1,037.6
Change in the value of derivative instruments, net of tax of $5.4	—	—	—	—	—	—	14.7	—	14.7
Employee benefit plan liability adjustments, net of tax of $2.3	—	—	—	—	—	—	(6.5)	—	(6.5)
Cash dividends declared	—	—	—	(468.4)	—	—	—	—	(468.4)
Issuances of common stock	1.8	—	43.3	—	(0.3)	(20.1)	—	—	23.2
Stock-based compensation	—	—	42.0	(3.9)	—	—	—	—	38.1
Purchase of common stock for treasury	—	—	—	—	(10.7)	(703.1)	—	—	(703.1)
Distributions paid	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance as of December 31, 2018	351.9	3.5	4,924.9	4,750.5	(29.4)	(1,782.6)	30.8	2.4	7,929.5
Adoption of accounting standard, net of tax	—	—	—	(3.1)	—	—	3.1	—	—
Net income	—	—	—	1,073.3	—	—	—	0.5	1,073.8
Change in the value of derivative instruments, net of tax of $10.4	—	—	—	—	—	—	(29.2)	—	(29.2)
Employee benefit plan liability adjustments, net of tax of $0.9	—	—	—	—	—	—	(2.5)	—	(2.5)
Cash dividends declared	—	—	—	(499.4)	—	—	—	—	(499.4)
Issuances of common stock	1.4	—	26.9	—	(0.2)	(17.6)	—	—	9.3
Stock-based compensation	—	—	43.0	(4.0)	—	—	—	—	39.0
Purchase of common stock for treasury	—	—	—	—	(4.9)	(399.4)	—	—	(399.4)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2019	353.3	3.5	4,994.8	5,317.3	(34.5)	(2,199.6)	2.2	2.7	8,120.9
Net income	—	—	—	967.2	—	—	—	2.4	969.6
Change in the value of derivative instruments, net of tax of $(5.9)	—	—	—	—	—	—	(16.7)	—	(16.7)
Employee benefit plan liability adjustments, net of tax of $0.8	—	—	—	—	—	—	2.1	—	2.1
Cash dividends declared	—	—	—	(528.8)	—	—	—	—	(528.8)
Issuances of common stock	1.3	—	21.6	—	(0.1)	(17.7)	—	—	3.9
Stock-based compensation	—	—	40.7	(3.9)	—	—	—	—	36.8
Purchase of common stock for treasury	—	—	—	—	(1.2)	(98.8)	—	—	(98.8)
Shares returned to unissued status	(35.8)	(0.3)	(2,315.7)	—	35.8	2,316.0	—	—	—
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	318.8	$3.2	$2,741.4	$5,751.8	—	$(0.1)	$(12.4)	$4.9	$8,488.8
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Cash provided by operating activities:
Net income	$969.6	$1,073.8	$1,037.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,158.8	1,122.4	1,114.1
Non-cash interest expense	61.7	48.8	41.2
Stock-based compensation	37.3	39.5	39.0
Deferred tax provision	60.8	166.1	152.1
Provision for doubtful accounts, net of adjustments	27.8	34.0	34.8
Loss on extinguishment of debt	101.9	—	0.3
Loss (gain) on disposition of assets and asset impairments, net	75.5	(13.8)	(58.9)
Environmental adjustments	5.1	(11.9)	5.0
Loss from unconsolidated equity method investments	118.2	112.2	35.8
Other non-cash items	(3.8)	(5.6)	0.6
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	13.8	(38.3)	(29.6)
Prepaid expenses and other assets	6.5	(109.7)	(152.5)
Accounts payable	(46.7)	6.4	85.9
Capping, closure and post-closure expenditures	(58.6)	(78.2)	(71.9)
Remediation expenditures	(63.5)	(49.1)	(48.8)
Other liabilities	18.6	55.5	27.0
(Payments) proceeds from retirement of certain hedging relationships	(11.4)	—	31.1
Cash provided by operating activities	2,471.6	2,352.1	2,242.8
Cash used in investing activities:
Purchases of property and equipment	(1,194.6)	(1,207.1)	(1,071.8)
Proceeds from sales of property and equipment	30.1	21.7	31.6
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(769.5)	(575.1)	(277.3)
Cash received from business divestitures	32.9	42.8	89.2
Purchases of restricted marketable securities	(32.9)	(14.7)	(38.2)
Sales of restricted marketable securities	11.2	13.5	37.7
Other	—	(0.1)	(0.3)
Cash used in investing activities	(1,922.8)	(1,719.0)	(1,229.1)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	2,625.5	4,746.5	4,347.6
Proceeds from issuance of senior notes, net of discount and fees	2,716.1	891.1	781.8
Payments of notes payable and long-term debt and senior notes	(5,221.4)	(5,327.9)	(5,000.7)
Premiums paid on extinguishment of debt	(99.1)	—	—
Issuances of common stock, net	3.9	9.3	23.2
Purchases of common stock for treasury	(98.8)	(399.4)	(736.9)
Cash dividends paid	(522.5)	(491.2)	(461.8)
Distributions paid to non-controlling interests in consolidated subsidiary	(0.2)	(0.2)	(0.6)
Contingent consideration payments	(15.5)	(17.2)	(12.1)
Cash used in financing activities	(612.0)	(589.0)	(1,059.5)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(63.2)	44.1	(45.8)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	177.4	133.3	179.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$114.2	$177.4	$133.3
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is one of the largest providers of environmental services in the United States, as measured by revenue. We manage and evaluate our operations through three operating segments, Group 1, Group 2, and environmental solutions.
The consolidated financial statements include the accounts of Republic Services, Inc. and its wholly owned and majority owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We account for investments in entities in which we do not have a controlling financial interest under the equity method of accounting or, for investments that do not meet the criteria to be accounted for under the equity method, we reflect these investments at their fair value when it is readily determinable. If fair value is not readily determinable, we use an alternative measurement approach. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Both national and local government agencies have implemented steps to slow the spread of the virus, including shelter-in-place orders and the mandatory shutdown of certain businesses. During this time, we continued to provide essential services to our customers. In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April and gradually improved thereafter as local economies began to gradually reopen and customers began to resume service. Large outbreaks and resurgences of COVID-19 in various regions may result in a reinstitution of certain restrictions and further adjustments in our service levels, which would negatively impact our business.
The demand for our environmental solutions business depends on the continued demand for, and production of, oil and natural gas in certain shale basins located in the United States. During the year ended December 31, 2020, the price of crude oil and natural gas reached historic lows, resulting in a decrease in rig counts and drilling activity that led to a year-over-year decrease in revenue from our environmental solutions business. During the three months ended December 31, 2020, we recognized a $42.6 million charge as a loss on business divestitures and impairments, net in our consolidated income statement resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business. As the carrying value of the assets associated with these operations was no longer recoverable, we impaired the entire net book value of certain assets, comprised mainly of equipment, vehicles, and containers. On at least a quarterly basis, we will

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
continue to monitor the effect of the evolving COVID-19 pandemic on our business and review our estimates for recoverability of assets.
In April 2020, we launched our Committed to Serve initiative to help our employees, customers and communities across the United States. We committed $20 million to support frontline employees and their families, as well as small business customers in the local communities where we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. We also incurred incremental costs for guaranteeing certain frontline employees a minimum hourly work week regardless of service decreases. In the fourth quarter, we recognized our frontline employees for their commitment and contributions to their communities during the pandemic with a $500 award that was paid in January 2021. In addition, we incurred incremental costs associated with expanding certain aspects of our existing healthcare programs. We expect to incur similar costs throughout 2021, and potentially into future years, although we expect the amount of such costs annually to be less than those incurred in 2020.
Cash and Cash Equivalents
We consider liquid investments with a maturity at the date of acquisition of three months or less to be cash equivalents.
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2020 and 2019, there were net book credit balances of $32.7 million and $50.6 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to small-container, large-container, municipal and residential, and other environmental solutions customers in the United States. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.
Accounts Receivable, Net
Accounts receivable represent receivables from customers for environmental services, including collection and processing of recyclable materials, collection, transfer, and disposal of solid waste, and other environmental solutions. Our receivables are recorded when billed or when the related revenue is earned and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents their estimated net realizable value.
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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2020	2019	2018
Balance at beginning of year	$34.0	$34.3	$38.9
Additions charged to expense	27.8	34.0	34.8
Accounts written-off	(27.1)	(34.3)	(39.4)
Balance at end of year	$34.7	$34.0	$34.3

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Cash and Marketable Securities
As of December 31, 2020, we had $149.1 million of restricted cash and marketable securities of which $117.6 million supports our insurance programs for workers' compensation, commercial general liability, and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling processing centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
Capitalized Interest
We capitalize interest on all landfill cell construction and other construction or development projects. Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $6.2 million, $7.2 million and $6.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, interest rate hedges and other derivatives, long-term debt, and assets in our defined benefit pension plan. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Costs and airspace estimates are developed at least annually by engineers. We use these estimates to adjust the rates we use to deplete capitalized costs. Changes in these estimates primarily relate to changes in available airspace, inflation and applicable regulations. Changes in available airspace include, but are not limited to, changes due to the addition of airspace attributable to probable expansion areas, airspace consumed and changes in engineering estimates.
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
•Progress is being made on the project;

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2020, we had 128 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We used a 1.7% inflation rate for the years ended December 31, 2020, 2019, and 2018, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by the largest environmental services industry participants. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.
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
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in certain business combinations, environmental obligations are recorded on an undiscounted basis. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.
Business Combinations
We acquire businesses in the environmental services industry as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.
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
Goodwill and Other Intangible Assets
During the eleven months ended November 30, 2020, we managed and evaluated our operations through two field groups: Group 1 and Group 2. In December 2020, we began evaluating our operations through three reporting units, referred to as Group 1, Group 2, and environmental solutions, and determined that no goodwill was allocable to the environmental solutions reporting unit.
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists. We compare the fair value of our reporting units to their carrying value, including goodwill. We assign assets and liabilities from our corporate entities to our three reporting units to the extent that such assets or liabilities relate to the cash flows of the reporting unit and would be included in determining the reporting unit’s fair value. We recognize an impairment charge for the amount by which the carrying value exceeds a reporting unit’s fair value, not to exceed the total amount of recorded goodwill, as applicable. To determine a reporting unit's fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In preparing our annual test for impairment as of October 1, 2020, we determined that our indicated fair value of total invested capital exceeded our total market capitalization for Group 1 and Group 2 reporting units. We believe one of the primary reconciling differences between the indicated fair value of total invested capital and our total market capitalization is due to a control premium. We believe the control premium represents the value a market participant could extract as savings or synergies by obtaining control.
As of October 1, 2020, we determined that the indicated fair value of our Group 1 and Group 2 reporting units exceeded their carrying value by approximately 150% on average and, therefore, we noted no indicators of impairment at our reporting units. As no goodwill was allocated to the environmental solutions reporting unit, we did not test for goodwill impairment in December 2020.
Our reporting units are comprised of several vertically integrated businesses. When an individual business within an integrated reporting unit is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its reporting unit.
Other intangible assets include values assigned to customer relationships, non-compete agreements and trade names and are amortized generally on a straight-line basis over periods ranging from 1 to 16 years.
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
There are certain indicators listed above that require judgment and understanding of the environmental services industry when applied to landfill development or expansion. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the environmental services industry.
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
Insurance Reserves
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability, and employee-related health care benefits are subject to high deductible insurance policies. Accruals for insurance

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to fund the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known. In general, our insurance reserves are recorded on an undiscounted basis; however, the insurance liabilities we assumed in business combinations are recorded at estimated fair value, and therefore have been discounted to present value based on our estimate of the timing of the related cash flows.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Operating Leases
Many of our leases are operating leases. Operating lease classification generally can be attributed to either (1) relatively low fixed minimum lease payments (including, for example, real property lease payments that are not fixed and vary based on the volume of material we receive or process), or (2) minimum lease terms that are shorter than the asset's economic useful life. We expect that, in the ordinary course of business, our operating leases will be renewed, replaced by other leases, or replaced with capital expenditures. We recognize rent expense for these leases on a straight-line basis over the lease term.
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
New Accounting Pronouncements
Accounting Standards Adopted
Effective January 1, 2020, we adopted the following accounting standard updates (ASUs) as issued by the Financial Accounting Standards Board (FASB):

ASU		Effective Date
ASU 2016-13	Credit Losses (Topic 326)	January 1, 2020
ASU 2018-13	Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)	January 1, 2020
Credit Losses
Effective January 1, 2020, we adopted ASU 2016-13, Credit Losses Topic 326 (ASU 2016-13 or the new credit losses standard) using the modified retrospective approach. The comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods. The new credit losses standard amends the impairment model to use a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Our adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements for the year ended December 31, 2020, and we did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2020.
To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we identified financial assets measured at an amortized cost basis in our consolidated balance sheet and evaluated the collectability considerations based on an expected credit loss assessment. We are exposed to credit losses primarily through customer

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
receivables generated from the processing and sale of certain recyclable materials as well as the collection, transfer and disposal of non-hazardous solid waste, and other environmental solutions we provide our customers.
For additional details, refer to our accounting policy related to Accounts Receivable, Net above.
Fair Value Measurement
Effective January 1, 2020, we adopted the FASB's ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 intends to increase the consistency and comparability of fair value measurements used in financial reporting through eliminating, modifying, and adding certain disclosure requirements within Topic 820. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.
Accounting Standards Issued but not yet Adopted as of December 31, 2020
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). ASU 2018-14 removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. As such, Republic adopted the standard beginning January 1, 2021. Our adoption of this guidance did not have a material impact on our consolidated financial statements.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. As such, Republic adopted the standard beginning January 1, 2021. Our adoption of this guidance did not have a material impact on our consolidated financial statements.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various environmental services businesses during the years ended December 31, 2020 and 2019. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2020	2019
Purchase price:
Cash used in acquisitions, net of cash acquired	$598.8	$430.0
Contingent consideration	—	2.5
Holdbacks	14.1	15.8
Fair value, future minimum lease payments	0.3	5.8
Fair value of operations surrendered	—	9.5
Total	$613.2	$463.6
Allocated as follows:
Accounts receivable	$14.9	$19.5
Property and equipment	124.3	154.5
Operating right-of-use lease assets	0.2	18.1
Other assets	1.1	1.9
Inventory	1.5	1.0
Accounts payable	(3.8)	(7.2)
Environmental remediation liabilities	(1.7)	(1.9)
Closure and post-closure liabilities	(0.8)	(0.3)
Operating right-of-use lease liabilities	(0.2)	(18.4)
Other liabilities	(13.4)	(3.4)
Fair value of tangible assets acquired and liabilities assumed	122.1	163.8
Excess purchase price to be allocated	$491.1	$299.8
Excess purchase price to be allocated as follows:
Other intangible assets	$60.7	$47.2
Goodwill	430.4	252.6
Total allocated	$491.1	$299.8
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for acquisitions in 2020 and 2019 was deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
Investments
In 2020 and 2019, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of approximately $143 million and $129 million, which were recorded to other long-term assets in our December 31, 2020 and 2019 consolidated balance sheets, respectively. During 2020 and 2019, we reduced the carrying value of these investments by $118.2 million and $112.2 million, respectively, as a result of tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our 2020 and 2019 tax provisions reflect a benefit of approximately $100 million and $84 million, respectively, due to the tax credits related to these investments. For further discussion of the income tax benefits, see Note 11, Income Taxes.
Restructuring Charges
In 2019, we incurred costs related to the redesign of certain back-office software systems, which continued into 2020. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. During 2020, we incurred restructuring charges of $20.0 million which primarily related to these restructuring efforts. During 2019, we incurred restructuring charges of $14.2 million, which

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
primarily related to the redesign of certain of our back-office software systems. We paid $15.5 million and $10.6 million during 2020 and 2019, respectively, related to these restructuring efforts.
In 2021, we expect to incur additional restructuring charges of approximately $15 million to $20 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
4.PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2020	2019
Land	$467.1	$448.3
Non-depletable landfill land	166.3	170.5
Landfill development costs	7,991.7	7,474.7
Vehicles and equipment	8,119.0	7,766.0
Buildings and improvements	1,402.5	1,342.6
Construction-in-progress – landfill	303.8	366.8
Construction-in-progress – other	107.4	87.7
	$18,557.8	$17,656.6
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(4,249.5)	$(3,968.6)
Vehicles and equipment	(4,953.4)	(4,728.2)
Buildings and improvements	(628.7)	(576.3)
	(9,831.6)	(9,273.1)
Property and equipment, net	$8,726.2	$8,383.5
Depreciation, amortization and depletion of property and equipment was $1,015.9 million, $985.8 million and $977.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
5.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2019	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2020
Group 1	$6,235.6	$171.7	$—	$(2.4)	$6,404.9
Group 2	5,397.8	258.7	(19.0)	4.0	5,641.5
Corporate entities and other	—	—	—	—	—
Total	$11,633.4	$430.4	$(19.0)	$1.6	$12,046.4

	Balance as of December 31, 2018	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2019
Group 1	$6,150.6	$86.3	$—	$(1.3)	$6,235.6
Group 2	5,249.5	166.3	(17.9)	(0.1)	5,397.8
Corporate entities and other	—	—	—	—	—
Total	$11,400.1	$252.6	$(17.9)	$(1.4)	$11,633.4
Adjustments to acquisitions during the years ended December 31, 2020 and 2019 primarily related to working capital and fixed assets.
Goodwill by reporting segment as of December 31, 2019 and 2018 reflects the transfer of all environmental solutions assets from Group 2 to Corporate entities and other.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 16 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2020
	Balance as of December 31, 2019	Acquisitions	Adjustments and Other	Balance as of December 31, 2020	Balance as of December 31, 2019	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2020
Customer relationships	$733.8	$54.4	$(0.1)	$788.1	$(623.0)	$(16.6)	$0.1	$(639.5)	$148.6
Non-compete agreements	45.3	6.3	(0.2)	51.4	(35.3)	(3.9)	0.1	(39.1)	12.3
Other intangible assets	58.2	—	(0.7)	57.5	(45.1)	(0.6)	0.4	(45.3)	12.2
Total	$837.3	$60.7	$(1.0)	$897.0	$(703.4)	$(21.1)	$0.6	$(723.9)	$173.1

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2019
	Balance as of December 31, 2018	Acquisitions	Adjustments and Other	Balance as of December 31, 2019	Balance as of December 31, 2018	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2019
Customer relationships	$692.4	$41.4	$—	$733.8	$(607.2)	$(16.0)	$0.2	$(623.0)	$110.8
Non-compete agreements	37.0	7.4	0.9	45.3	(31.5)	(3.8)	—	(35.3)	10.0
Other intangible assets	64.3	—	(6.1)	58.2	(48.5)	(0.8)	4.2	(45.1)	13.1
Total	$793.7	$48.8	$(5.2)	$837.3	$(687.2)	$(20.6)	$4.4	$(703.4)	$133.9

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2020, amortization expense for each of the next five years is estimated as follows:

2021	$26.7
2022	$25.4
2023	$23.9
2024	$21.7
2025	$19.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6.OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2020	2019
Income tax receivable	$170.7	$156.7
Prepaid expenses	77.7	75.5
Inventories	59.1	56.8
Reinsurance receivable	34.1	31.9
Other non-trade receivables	32.2	88.1
Prepaid fees for cloud-based hosting arrangements, current	11.8	12.4
Interest rate swap locks	—	3.6
Other current assets	6.7	8.0
Total	$392.3	$433.0
Other Assets
A summary of other assets as of December 31 follows:

	2020	2019
Operating right-of-use lease asset	$218.8	$243.6
Investments	145.4	87.8
Deferred compensation plan	131.8	118.0
Reinsurance receivable	84.8	78.9
Deferred contract costs and sales commissions	82.3	83.1
Other derivative assets	63.8	2.9
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	29.5	32.0
Amounts recoverable for capping, closure and post-closure obligations	18.5	31.8
Interest rate swaps	10.0	10.7
Deferred financing costs	2.7	3.0
Other	29.8	55.8
Total	$817.4	$747.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2020	2019
Accrued payroll and benefits	$221.1	$207.7
Insurance reserves, current portion	167.5	162.0
Accrued dividends	135.5	129.2
Accrued fees and taxes	132.3	140.8
Ceded insurance reserves, current portion	34.1	31.6
Operating right-of-use lease liabilities, current	33.5	51.5
Accrued professional fees and legal settlement reserves	7.2	11.8
Interest rate swap locks	—	14.9
Other	89.0	64.7
Total	$820.2	$814.2
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2020	2019
Operating right-of-use lease liabilities	$206.6	$212.5
Deferred compensation plan liability	126.6	116.1
Other derivative liabilities	103.0	22.2
Ceded insurance reserves	84.8	80.6
Contingent purchase price and acquisition holdbacks	67.3	71.2
Withdrawal liability - multiemployer pension funds	22.3	12.0
Legal settlement reserves	20.2	10.0
Pension and other post-retirement liabilities	5.5	6.2
Interest rate swap locks	—	0.8
Other	45.5	47.8
Total	$681.8	$579.4
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2020 and 2019 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $449.3 million and $438.5 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2020	2019	2018
Balance at beginning of year	$438.5	$423.7	$420.2
Additions charged to expense	466.1	468.5	452.4
Payments	(482.6)	(479.3)	(461.4)
Accretion expense	0.5	0.7	0.9
Premium written for third party risk assumed	36.5	35.5	31.6
Reclassified to ceded insurance reserves	(9.7)	(10.6)	(20.0)
Balance at end of year	449.3	438.5	423.7
Less: current portion	(167.5)	(162.0)	(152.9)
Long-term portion	$281.8	$276.5	$270.8

8.LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2020, we owned or operated 186 active landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Additionally, we have post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2020	2019
Landfill final capping, closure and post-closure liabilities	$1,346.4	$1,335.6
Environmental remediation	462.8	500.2
Total accrued landfill and environmental costs	1,809.2	1,835.8
Less: current portion	(114.5)	(132.6)
Long-term portion	$1,694.7	$1,703.2
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2020	2019	2018
Asset retirement obligation liabilities, beginning of year	$1,335.6	$1,292.0	$1,257.7
Non-cash additions	42.3	44.9	43.9
Acquisitions, net of divestitures and other adjustments	(10.9)	0.2	(0.7)
Asset retirement obligation adjustments	(44.9)	(5.2)	(17.7)
Payments	(58.6)	(78.2)	(71.9)
Accretion expense	82.9	81.9	80.7
Asset retirement obligation liabilities, end of year	1,346.4	1,335.6	1,292.0
Less: current portion	(57.5)	(75.8)	(76.7)
Long-term portion	$1,288.9	$1,259.8	$1,215.3
We review our landfill asset retirement obligations at least annually. As a result, we reduced amortization expense by $12.5 million, $10.9 million and $13.2 million for December 31, 2020, 2019 and 2018, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The expected future payments for final capping, closure and post-closure as of December 31, 2020 follows:

2021	$57.5
2022	61.1
2023	76.0
2024	75.6
2025	82.2
Thereafter	6,348.8
$6,701.2
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2020 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2020 would be approximately $356 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2020	2019	2018
Environmental remediation liabilities, beginning of year	$500.2	$540.2	$564.0
Net additions charged to expense	5.1	(12.5)	5.0
Payments	(63.5)	(49.1)	(48.8)
Accretion expense (non-cash interest expense)	18.6	19.0	20.2
Acquisitions, net of divestitures and other adjustments	2.4	2.6	(0.2)
Environmental remediation liabilities, end of year	462.8	500.2	540.2
Less: current portion	(57.0)	(56.8)	(53.9)
Long-term portion	$405.8	$443.4	$486.3
The expected undiscounted future payments for remediation costs as of December 31, 2020 follows:

2021	$57.0
2022	64.7
2023	67.8
2024	59.8
2025	41.0
Thereafter	352.4
$642.7
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. During the year ended December 31, 2020, we paid $25.6 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2020, the remediation liability recorded for this site is $118.9 million, of which approximately $18 million is expected to be paid during 2021. We believe the remaining

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reasonably possible high end of our range would be approximately $140 million higher than the amount recorded as of December 31, 2020.
During 2020 and 2019, we recognized insurance recoveries of $10.8 million and $24.0 million, respectively, related to our closed Bridgeton Landfill in Missouri. As such, we recorded a reduction of remediation expenses included in our cost of operations during the years ended December 31, 2020 and 2019.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of December 31, 2020 and 2019 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		December 31, 2020			December 31, 2019
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$11.6	$—	$11.6
$1.0 billion - August 2021	Variable	—	—	—	—	—	—
$2.25 billion - June 2023	Variable	186.0	—	186.0	184.4	—	184.4
Senior notes:
March 2020	5.000	—	—	—	850.0	(0.1)	849.9
November 2021	5.250	—	—	—	600.0	(0.8)	599.2
June 2022	3.550	—	—	—	850.0	(2.6)	847.4
May 2023	4.750	300.0	4.8	304.8	550.0	2.6	552.6
August 2024	2.500	900.0	(6.6)	893.4	900.0	(8.3)	891.7
March 2025	3.200	500.0	(3.0)	497.0	500.0	(3.6)	496.4
November 2025	0.875	350.0	(3.3)	346.7	—	—	—
July 2026	2.900	500.0	(3.3)	496.7	500.0	(3.9)	496.1
November 2027	3.375	650.0	(4.5)	645.5	650.0	(5.2)	644.8
May 2028	3.950	800.0	(14.2)	785.8	800.0	(15.7)	784.3
March 2030	2.300	600.0	(6.5)	593.5	—	—	—
February 2031	1.450	650.0	(8.6)	641.4	—	—	—
February 2032	1.750	750.0	(7.1)	742.9	—	—	—
March 2035	6.086	181.9	(13.4)	168.5	181.9	(13.9)	168.0
March 2040	6.200	399.9	(3.6)	396.3	399.9	(3.7)	396.2
May 2041	5.700	385.7	(5.1)	380.6	385.7	(5.3)	380.4
March 2050	3.050	400.0	(7.3)	392.7	—	—	—
Debentures:
May 2021	9.250	35.3	(0.1)	35.2	35.3	(0.4)	34.9
September 2035	7.400	148.1	(32.1)	116.0	148.1	(33.0)	115.1
Tax-exempt:
2021 - 2050	0.220 - 0.300	1,111.2	(6.5)	1,104.7	1,122.4	(6.2)	1,116.2
Finance leases:
2021 - 2063	1.917 - 12.203	206.5	—	206.5	119.3	—	119.3
Total Debt		$9,054.6	$(120.4)	8,934.2	$8,788.6	$(100.1)	8,688.5
Less: current portion				(168.1)			(929.9)
Long-term portion				$8,766.1			$7,758.6
Loss on Extinguishment of Debt and Other Related Costs
During the year ended December 31, 2020, we incurred a loss on the early extinguishment of debt and other related costs. We paid cash premiums during the year totaling $99.1 million and incurred non-cash charges related to the proportional share of unamortized discounts and deferred issuance costs of $2.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $1.8 million and the proportional share of our fair value hedges

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
that were dedesignated and immediately recognized in earnings as a reduction to non-cash interest expense was $4.7 million.
Future Maturities of Debt
Aggregate principal maturities of notes payable, finance leases and other long-term debt as of December 31, 2020 follow:

2021	$168.1
2022	6.4
2023	659.4
2024	924.9
2025	854.6
Thereafter	6,441.2
$9,054.6
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
The 364-Day Credit Facility is subject to facility fees based on applicable rates defined in the 364-Day Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our 364-Day Credit Facility totaled $1.0 billion as of December 31, 2020. The 364-Day Credit Facility can be used for working capital, capital expenditures, acquisitions, and other general corporate purposes. The 364-Day Credit Facility agreement requires us to comply with financial and other covenants, which are consistent with the financial and other covenants included in our Credit Facility. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2020, we had no borrowings outstanding under our 364-Day Credit Facility.
The Credit Facility
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (as amended, the Credit Facility), which matures in June 2023. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,671.8 million and $1,696.9 million as of December 31, 2020 and 2019, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2020 and 2019, we had $186.0 million and $184.4 million of borrowings outstanding under our Credit Facility, respectively. We had $376.5 million and $351.4 million of letters of credit outstanding under our Credit Facility as of December 31, 2020 and 2019, respectively.
In July 2020, we executed an amendment to the Credit Facility agreement to increase flexibility and reduce restrictions, in particular, for future acquisitions. Effective June 30, 2020, the amendment eliminated the consolidated interest coverage ratio and revised the sole remaining financial covenant, total debt to EBITDA ratio.
Uncommitted Credit Facility
We also have an Uncommitted Credit Facility, which bears interest at a LIBOR Rate or a Cost of Funds rate (both as defined in the Uncommitted Credit Facility Agreement), plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2019, we had $11.6 million of borrowings outstanding under our Uncommitted Credit Facility.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Senior Notes and Debentures
In November 2020, we issued $350.0 million of 0.875% senior notes due 2025 (the 0.875% Notes) and $750.0 million of 1.750% senior notes due 2032 (the 1.750% Notes). We used the net proceeds from the 0.875% Notes and 1.750% Notes to redeem all $850.0 million of the outstanding 3.550% senior notes due June 2022 and $250.0 million of the $550.0 million outstanding 4.750% senior notes due May 2023.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023 (the 4.750% Notes). The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2020, these swap agreements have a total notional value of $300.0 million and mature in May 2023. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. In 2013, these transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the 4.750% Notes resulting from changes in interest rates.
Contemporaneously with our $250.0 million redemption of the 4.750% Notes, we dedesignated the proportional share of these swap agreements as fair value hedges and recognized $4.7 million in earnings immediately as a reduction to non-cash interest expense. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of December 31, 2020, these free standing derivatives are reflected at their fair value of $8.3 million and are included in other assets in our consolidated balance sheets. For the year ended December 31, 2020, we recognized a loss of $0.1 million directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free standing derivatives.
As of December 31, 2020 and 2019, the interest rate swap agreements that were designated as fair value hedges are reflected at their fair value of $10.0 million and $10.7 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, the remaining hedged portion of these interest rate swap agreements is included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $5.7 million, $1.0 million and $1.9 million, respectively, during 2020, 2019 and 2018 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the years ended December 31, 2020 and 2019, we recognized losses of $5.7 million and $7.5 million, respectively, and during the year ended December 31, 2018 we recognized a gain of $5.0 million on the change in fair value of the hedged senior notes attributable to changes in the benchmark interest rate. For the years ended December 31, 2020 and 2019, we recognized offsetting gains of $7.6 million and $8.1 million, respectively. For the year ended December 31, 2018, we recognized an offsetting loss of $5.4 million on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the year ended December 31, 2018 was recorded directly in earnings as other income, net. In accordance with our adoption of ASU 2017-12, the difference of these fair value changes for the years ended December 31, 2020 and 2019 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, see Note 18, Financial Instruments, of the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
notes to our consolidated financial statements in Item 8 of this Form 10-K.
Cash Flow Hedges
We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. All of our cash flow hedges settled before December 31, 2020, thus there was no related asset or liability as of December 31, 2020. As of December 31, 2019 our interest rate lock agreements had an aggregate notional value of $575.0 million with fixed interest rates ranging from 1.330% to 3.000%.
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
Total unrealized (loss) gain recognized in other comprehensive income for interest rate locks were $(22.5) million, $(30.2) million and $16.2 million, net of tax, for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020 and 2019, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $30.4 million and $4.7 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. Over the next 12 months, we expect to amortize approximately $4.6 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
For further detail regarding the effect of our cash flow hedging on interest expense, see Note 18, Financial Instruments, of the notes to our consolidated financial statements in Item 8 of this Form 10-K.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% Notes in February 2020, we amended interest rate lock agreements with a notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030 and dedesignated them as cash flow hedges (the 2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% Notes in August 2019 we amended interest rate lock agreements with a notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024 and dedesignated them as cash flow hedges (collectively with the 2020 Extended Interest Rate Locks referred to as the Extended Interest Rate Locks). There was no ineffectiveness recognized in the termination of these cash flow hedges. In addition, we entered into an offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (the Offsetting Interest Rate Swaps). The fair value of these free standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of December 31, 2020 and 2019, the fair values of the Extended Interest Rate Swaps were liabilities of $103.0 million and $22.2 million, respectively, which were included in other long-term liabilities in our consolidated balance sheet, and the fair values of the Offsetting Interest Rate Swaps were assets of $55.5 million and $2.9 million, respectively, which were included in other assets in our consolidated balance sheet. For the years ended December 31, 2020 and 2019, we recognized losses of $55.6 million and $3.4 million, respectively, on the change in fair value of the Extended Interest Rate Swaps, with offsetting gains of $52.9 million and $2.9 million, respectively, on the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of December 31, 2020, we had $1,104.7 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2021 to 2050. As of December 31, 2019, we had $1,116.2 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2020 to 2049. During the year ended December 31, 2020, we issued $60.0 million of new tax-exempt financings. During the year ended December 31, 2019, we refinanced $35.0 million and issued $30.0 million of tax-exempt financings.
All of our tax-exempt financings are remarketed either quarterly or semi-annually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
sheet as of December 31, 2020.
Finance Leases
We had finance lease liabilities of $206.5 million and $119.3 million as of December 31, 2020 and 2019, respectively, with maturities ranging from 2021 to 2063 and 2020 to 2049, respectively.
In September 2020, we entered into an agreement to extend the term of one of our landfill finance leases by 43 years, or through the end of the landfill's site life. Accordingly, we recognized an incremental finance lease obligation of $90.4 million.
Interest Paid
Interest paid, excluding net swap settlements for our fair value hedges, was $325.1 million, $346.8 million, and $351.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
10. LEASES
A summary of the lease classification on our consolidated balance sheet as of December 31, 2020 and 2019 follows:

		2020	2019
Assets
Operating right-of-use lease assets	Other assets	$218.8	$243.6
Finance lease assets	Property and equipment, net	227.7	134.8
Total lease assets		$446.5	$378.4

Liabilities
Current
Operating	Other accrued liabilities	$33.5	$51.5
Finance	Notes payable and current maturities of long-term debt	5.8	8.9
Long-term
Operating	Other long-term liabilities	206.6	212.5
Finance	Long-term debt, net of current maturities	200.7	110.4
Total lease liabilities		$446.6	$383.3
A summary of the lease cost reflected in our consolidated statements of income for the years ended December 31 follow:

		2020	2019
Operating lease cost
Fixed lease cost	Cost of operations	$44.0	$41.6
Short-term lease cost	Cost of operations	23.4	37.0
Variable lease cost	Cost of operations	18.6	17.8
Finance lease cost
Amortization of leased assets	Depreciation amortization, and depletion	7.6	5.5
Interest on lease liabilities	Interest expense	8.2	7.5
Variable lease cost	Interest expense	14.0	5.6
Total lease cost		$115.8	$115.0
During the years ended December 31, 2020 and 2019, we recognized changes in our operating right-of-use lease liabilities and assets, resulting from the recognition of non-cash lease expense of $34.1 million and $36.3 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2020, maturities for operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2021	$41.5	$15.2	$56.7
2022	37.9	14.8	52.7
2023	35.6	37.3	72.9
2024	30.9	10.8	41.7
2025	29.4	10.9	40.3
Thereafter	105.8	299.1	404.9
Total lease payments	281.1	388.1	669.2
Less: interest	(41.0)	(181.6)	(222.6)
Present value of lease liabilities	$240.1	$206.5	$446.6
A summary of the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2020 and 2019 follows:

	2020	2019
Weighted-average remaining lease term (years)
Operating leases	8.4	9.2
Finance leases	30.4	14.3
Weighted-average discount rate
Operating leases	3.8%	3.9%
Finance leases	4.3%	6.7%
Supplemental cash flow and other non-cash information for the years ended December 31 follow:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$86.9	$97.3
Operating cash flows from finance leases	$22.2	$13.1
Financing cash flows from finance leases	$8.1	$6.3
Leased assets obtained in exchange for new finance lease liabilities	$108.0	$15.9
Leased assets obtained in exchange for new operating lease liabilities	$24.8	$47.6

11.INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2020	2019	2018
Current:
Federal	$71.7	$46.1	$128.9
State	43.6	40.5	46.9
Deferred:
Federal	65.4	151.8	121.5
State	12.6	18.9	30.6
State deferred benefit - change in valuation allowance	(17.2)	(4.6)	(4.5)
Uncertain tax positions and interest, and other	(3.0)	(30.7)	(40.1)
Provision for income taxes	$173.1	$222.0	$283.3

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.5	4.2	4.5
Change in valuation allowance	(1.5)	(0.4)	(0.3)
Non-deductible expenses	1.7	1.7	1.9
Uncertain tax position taxes and interest	0.1	(0.3)	(0.5)
Investment tax credits	(8.8)	(6.5)	(3.8)
Change in U.S. Tax Law	—	—	—
Other, net	(1.8)	(2.6)	(1.3)
Effective income tax rate	15.2%	17.1%	21.5%
During 2020, we acquired non-controlling interests in limited liability companies established to own solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2020 tax provision reflects a benefit of approximately $100 million due to the tax credits related to these investments. In addition, our 2020 tax provision was reduced by $17.2 million for adjustments to our valuation allowance due to the realizability of certain state loss carryforwards. Lastly, our provision was further reduced by $8.2 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2019 tax returns and $11.6 million due from excess tax benefits related to stock compensation.
Our 2019 tax provision was reduced by $12.3 million from excess tax benefits related to stock compensation, approximately $84 million related to the tax credits from our non-controlling interests in limited liability companies established to own solar energy assets, and approximately $13 million due to the realization of tax credits and lower state rates due to changes in estimates following the completion of our 2018 tax returns.
Our 2018 tax provision was reduced by $12.1 million from excess tax benefits related to stock compensation, approximately $50 million related to the tax credits from our non-controlling interests in limited liability companies established to own solar energy assets, and approximately $6 million due to the realization of tax credits and lower state rates due to changes in estimates following the completion of our 2017 tax returns.
We made income tax payments (net of refunds) of approximately $124 million, $31 million and $210 million for 2020, 2019, and 2018, respectively. Income taxes paid in 2020, 2019, and 2018 reflect benefits from 100% bonus depreciation on qualified assets as well as tax credits from our continuing investments in solar energy.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net deferred income tax asset and liability as of December 31 follow:

	2020	2019
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(1,010.7)	$(938.7)
Difference between book and tax basis of intangible assets	(464.6)	(464.5)
Operating right-of-use lease assets	(60.9)	(67.2)
Basis difference due to redemption of partnership interests	(85.3)	(84.2)
Total liabilities	$(1,621.5)	$(1,554.6)
Deferred tax assets relating to:
Environmental reserves	$224.6	$241.2
Accruals not currently deductible	84.5	78.0
Net operating loss carryforwards	111.8	127.2
Difference between book and tax basis of other assets	21.7	18.6
Operating right-of-use lease liabilities	61.1	67.4
Other	13.3	12.8
Total assets	517.0	545.2
Valuation allowance	(43.8)	(67.6)
Net deferred tax asset	473.2	477.6
Net deferred tax liabilities	$(1,148.3)	$(1,077.0)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2020	2019	2018
Valuation allowance, beginning of year	$67.6	$73.5	$72.4
Additions charged to provision for income taxes	2.2	0.1	0.9
Deferred tax assets realized or written-off	(28.3)	(6.0)	(5.9)
Current year acquisitions	—	—	6.1
Other, net	2.3	—	—
Valuation allowance, end of year	$43.8	$67.6	$73.5
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
During the three months ended December 31, 2020, we determined that it is more likely than not that we will realize a portion of our deferred tax assets related to certain state loss carryforwards. Most of these loss carryforwards are attributable to a specific subsidiary for which we have historically provided a partial valuation allowance due to the uncertainty surrounding the future utilization of these carryforwards in the tax jurisdictions where the loss carryforwards exist. The realization of these deferred tax assets depends upon the existence of sufficient taxable income in future periods. As a result of recent changes in U.S. tax law, the current macroeconomic environment and our ongoing efforts to streamline and maximize the efficiency of our tax footprint, we completed our restructuring plan which optimized our tax structure to better align with our overall operational footprint. This resulted in a reduction to our valuation allowance of $17.2 million for the year and three months ended December 31, 2020.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $99

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
million available as of December 31, 2020. These state net operating loss carryforwards expire at various times between 2021 and 2040. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2020, we have provided a valuation allowance of approximately $44 million.
We are subject to income tax in the United States, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2015. We are currently under examination by the Internal Revenue Service (IRS) for tax years 2015 through 2017 and recently received an informal notification from the IRS of their intent to expand their examination to include our 2018 tax year.
In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 to 2019.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2020	2019	2018
Balance at beginning of year	$100.7	$104.9	$39.3
Additions for tax positions of prior years	0.4	0.9	75.0
Reductions for tax positions of prior years	—	—	(2.3)
Reductions for tax positions resulting from lapse of statute of limitations	—	(0.2)	(5.1)
Settlements	—	(4.9)	(2.0)
Balance at end of year	$101.1	$100.7	$104.9
During 2019 and 2018, we resolved tax matters in various states which reduced our gross unrecognized tax benefits by $5.1 million and $9.5 million, respectively.
Included in our gross unrecognized tax benefits as of December 31, 2020, 2019, and 2018 are $93.3 million, $93.0 million and $96.3 million, respectively, of unrecognized tax benefits (net of the federal benefit on state matters) that, if recognized, would affect our effective income tax rate in future periods. However, we are unable to estimate the resolution of these matters over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of $0.8 million during 2020 and, in total as of December 31, 2020, have recognized a liability for penalties of $0.3 million and interest of $12.6 million.
During 2019, we recorded interest expense of approximately $4 million and, in total as of December 31, 2019, had recognized a liability for penalties of $0.3 million and interest of $11.6 million. During 2018, we accrued interest of approximately $2 million and, in total as of December 31, 2018, had recognized a liability for penalties of $0.5 million and interest of $11.7 million.
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
12.EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the 2007 Plan), and in May 2007 our shareholders ratified the 2007 Plan. In March 2011, our Board of Directors approved the Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated 2007 SIP), and in May 2011 our shareholders ratified the Amended and Restated 2007 SIP. In March 2013, our Board of Directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Republic Amended and Restated 2007 SIP), and in May 2013 our shareholders ratified the Republic Amended and Restated 2007 SIP (the 2007 Plan, the Amended and Restated 2007 SIP, and the Republic Amended and Restated 2007 SIP are collectively referred to in this Form 10-K as the Amended and Restated 2007 Stock Incentive Plan). We currently have 12.8 million shares of common stock reserved for future grants under the Amended and Restated 2007 Stock Incentive

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Plan; however, no further awards will be granted under the Amended and Restated 2007 Stock Incentive Plan after December 31, 2020.
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
In October 2020, our Board of Directors amended and restated the Republic Services, Inc. Executive Incentive Plan (the 2021 Plan) to remove references to the performance-based compensation exception that was previously permitted but is no longer applicable under Section 162(m) of the Code. The purposes of the Plan are to promote the success of the Company; to provide designated Executive Officers with an opportunity to receive incentive compensation dependent upon that success; and to attract, retain and motivate such individuals.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2020, 2019 and 2018:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2017	1,775.9	$45.48
Granted	467.4	$64.32
Vested and issued	(565.0)	$41.50
Forfeited	(85.7)	$54.84
Unissued as of December 31, 2018	1,592.6	$51.88
Granted	392.8	$75.11
Vested and issued	(409.8)	$50.40
Forfeited	(76.1)	$65.37
Unissued as of December 31, 2019	1,499.5	$57.63
Granted	314.9	$95.75
Vested and issued	(538.2)	$50.63
Forfeited	(64.1)	$79.77
Unissued as of December 31, 2020	1,212.1	$69.47	0.8	$116.7
Vested and unissued as of December 31, 2020	372.8	$51.84
During the years ended December 31, 2020, 2019 and 2018, we awarded our non-employee directors 29,331, 35,376 and 36,855 RSUs, respectively, which vested upon issuance.
During the years ended December 31, 2020, 2019 and 2018, we awarded 258,661, 328,142 and 395,495 RSUs, respectively, to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years.
During the years ended December 31, 2020, 2019 and 2018, we granted an additional 26,907, 29,273 and 35,071 RSUs, respectively, as dividend equivalents.
The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During December 31, 2020, 2019 and 2018, compensation expense related to RSUs totaled $26.2 million, $24.8 million and $24.4 million, respectively. As of December 31, 2020, total unrecognized compensation expense related to outstanding RSUs was $36.3 million, which will be recognized over a weighted average period of 2.4 years.
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2020, 2019 and 2018:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Unissued as of December 31, 2017	798.7	$50.52
Granted	374.9	$62.26
Vested and issued	(150.7)	$39.05
Forfeited	(23.2)	$59.76
Unissued as of December 31, 2018	999.7	$55.77
Granted	356.1	$71.22
Vested and issued	(407.3)	$47.11
Forfeited	(29.3)	$67.77
Unissued as of December 31, 2019	919.2	$65.92
Granted	247.0	$98.01
Vested and issued	(285.0)	$61.22
Forfeited	(27.6)	$88.29
Unissued as of December 31, 2020	853.6	$76.14
During the years ended December 31, 2020, 2019 and 2018, we awarded 127,278, 166,179 and 168,627 performance shares (PSUs) to our executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2020, 2019 and 2018, we awarded 102,994, 172,341, and 187,036 PSUs to our employees other than our executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2020, 2019 and 2018, we granted an additional 16,760, 17,612, and 19,204 PSUs, respectively, as dividend equivalents.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During December 31, 2020, 2019 and 2018, compensation expense related to PSUs totaled $17.2 million, $22.5 million, and $20.3 million, respectively. As of December 31, 2020, total unrecognized compensation expense related to outstanding PSUs was $16.9 million, which will be recognized over a weighted average period of 0.9 years.
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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2020 or 2019.
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
The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2020	2019
Accumulated benefit obligation	$219.2	$218.0
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$218.0	$220.7
Interest cost	6.4	8.9
Actuarial (gain) loss	11.3	19.0
Benefits paid	(16.5)	(30.6)
Projected benefit obligation at end of year	$219.2	$218.0
Change in plan assets:
Fair value of plan assets at beginning of year	$226.6	$230.1
Actual return on plan assets	24.5	29.0
Estimated expenses	(2.1)	(1.9)
Benefits paid	(16.5)	(30.6)
Fair value of plan assets at end of year	$232.5	$226.6
Over funded status	$13.3	$8.6
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$13.3	$8.6
Net amount recognized	$13.3	$8.6
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.24%	3.06%
Rate of compensation increase	N/A	N/A

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The amounts included in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2020 and 2019 were $23.7 million and $20.8 million, respectively.
The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2020	2019	2018
Components of net periodic benefit cost:
Interest cost	$6.4	$8.9	$8.2
Expected return on plan assets	(8.0)	(9.7)	(11.3)
Recognized net actuarial (gain)	(0.1)	(0.1)	(1.1)
Amortization of prior service cost	0.1	0.1	0.1
Net periodic benefit (income)	$(1.6)	$(0.8)	$(4.1)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.24%	4.21%	3.55%
Expected return on plan assets	3.45%	5.20%	5.35%
Rate of compensation increase	N/A	N/A	N/A
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
The following table summarizes our target asset allocation as of December 31, 2020 and the actual asset allocation as of December 31, 2020 and 2019 for our Plan:

	December 31, 2020	December 31, 2020	December 31, 2019
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation
Debt securities	82%	81%	83%
Equity securities	18	19	17
Total	100%	100%	100%
Asset allocations are reviewed and rebalanced periodically based on funded status. For 2021, the investment strategy for Plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 3.45%. While we believe we can achieve a long-term average return of 3.45%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Plan assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2020 and 2019:

		Fair Value Measurements Using
	Total as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$4.8	$4.8	$—	$—
Mutual funds	227.7	—	227.7	—
Total assets	$232.5	$4.8	$227.7	$—

		Fair Value Measurements Using
	Total as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$11.3	$11.3	$—	$—
Mutual funds	215.3	—	215.3	—
Total assets	$226.6	$11.3	$215.3	$—
Estimated future benefit payments for the next ten years under the Plan follow:

2021	$19.9
2022	$19.5
2023	$17.9
2024	$17.2
2025	$16.5
2026 through 2030	$66.8
Collective Bargaining Agreements
As of December 31, 2020, approximately 24% of our workforce was covered by collective bargaining agreements (CBAs), and approximately 7% of our workforce was covered by CBAs that will expire during 2021.
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
Based on the information available to us, we believe that some of the multiemployer plans to which we contribute are either critical or endangered as those terms are defined in the Pension Protection Act (PPA). The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the PPA, we cannot determine the amount of any additional contribution or other financial obligations that we may be subject to, if any. Accordingly, we cannot presently determine the effect that the PPA may have on our consolidated financial position, results of operations or cash flows.
Furthermore, under current law regarding multiemployer benefit plans, a plan’s termination, our voluntary withdrawal (which we consider from time to time), or the mass withdrawal from any under-funded multiemployer pension plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. During the course of operating our business, we may incur withdrawal events regarding certain of the multiemployer pension plans in which we participate. We accrue for such events when losses become probable and reasonably estimable.
In June 2020, we entered into an agreement with a certain multiemployer pension fund through which we transitioned from one

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
plan into another plan managed by the same fund, thus creating a withdrawal event from the original plan. As a result of the withdrawal event, we recognized $31.6 million of withdrawal costs, which we paid in July 2020.
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2020 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $2.0 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2020 and 2019 is for the plans’ year ended September 30, or December 31, 2019 and 2018, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded, and plans in the safe green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2019	2018	Implemented	2020	2019	2018	Imposed	of CBAs
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	$49.4	$45.1	$44.3	No	Various dates through 9/30/25
Local No. 731 I.B. of T. Pension Fund	36-6513567	Safe	Safe	No	8.8	9.3	9.7	No	Various dates through 1/31/24
New England Teamsters & Trucking Industry Pension	04-6372430	Critical and Declining	Critical and Declining	Implemented	2.8	3.5	3.2	No	06/30/25
Midwest Operating Engineers Pension Fund	36-6140097	Safe	Endangered	Implemented	2.6	2.4	2.1	No	Various dates through 11/30/23
Individually significant plans					63.6	60.3	59.3
All other plans	N/A	N/A	N/A	N/A	9.6	11.8	10.1	N/A
Total					$73.2	$72.1	$69.4
We are listed in the Form 5500 for Local No. 731, I.B. of T. Pension Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2020.
The COVID-19 pandemic has created significant volatility and disruption of financial markets, which has negatively impacted companies across the globe. We will continue to monitor the Pension Protection Act zone status of the multiemployer pension plans in which we participate, noting that the current economic environment may impact certain contributing employers' ability to fulfill their obligations under the plans. We believe the largest risk is attributable to plans in the critical red zone. In the event other contributing employers default on their obligations under the plans, we could be required to adjust our estimates for these matters, which could have a material and adverse effect on our consolidated financial position, results of operations and cash flows.
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
Total expense recorded for matching 401(k) contributions in 2020, 2019 and 2018 was $59.3 million, $55.7 million and $51.7 million, respectively.
Deferred Compensation Plan
We provide eligible Republic employees, officers and directors with the opportunity to voluntarily defer base salary, bonus payments, long-term incentive awards and other compensation, as applicable, on a pre-tax basis through the Republic Services, Inc. Deferred Compensation Plan (the DCP). The DCP is a nonqualified deferred compensation plan that conforms to

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $131.8 million and $118.0 million as of December 31, 2020 and 2019, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $126.6 million and $116.1 million as of December 31, 2020 and 2019, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2020, 2019 and 2018, issuances under this plan totaled 116,865 shares, 107,522 shares and 117,153 shares, respectively. As of December 31, 2020, shares reserved for issuance to employees under this plan totaled 2.7 million and Republic held employee contributions of $2.4 million for the purchase of common stock.
13.SHARE REPURCHASES AND DIVIDENDS
Share Repurchases
Share repurchase activity during the years ended December 31, 2020 and 2019 follows (in millions except per share amounts):

	2020	2019
Number of shares repurchased	1.2	4.9
Amount paid	$98.8	$399.4
Weighted average cost per share	$85.06	$82.13
As of December 31, 2020 and 2019, there were no repurchased shares pending settlement.
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization, which continued through December 31, 2020. In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2020, the remaining authorized purchase capacity under our October 2020 repurchase program was $2.0 billion. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
In December 2020, our board of directors changed the status of 35,789,806 treasury shares to authorized and unissued. In doing so, the number of our issued shares was reduced by the stated amount. Our accounting policy is to deduct the par value from common stock and to reflect the excess of cost over par value as a deduction from additional paid-in capital. The reduction in issued shares resulted in a change of $2,316.0 million in treasury stock which was reclassified as $0.3 million in common stock, and $2,315.7 million in additional paid-in capital. There was no effect on our total stockholders' equity position as a result of the change.

Dividends
In October 2020, our Board of Directors approved a quarterly dividend of $0.425 per share. Aggregate cash dividends declared were $528.8 million, $499.4 million and $468.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we recorded a quarterly dividend payable of $135.5 million to shareholders of record at the close of business on January 4, 2021.
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

Earnings per share for the years ended December 31, 2020, 2019, and 2018 are calculated as follows (in thousands, except per share amounts):

	2020	2019	2018
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$967,237	$1,073,286	$1,036,898
Weighted average common shares outstanding	319,282	321,058	326,897
Basic earnings per share	$3.03	$3.34	$3.17
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$967,237	$1,073,286	$1,036,898
Weighted average common shares outstanding	319,282	321,058	326,897
Effect of dilutive securities:
Options to purchase common stock	52	247	745
Unvested RSU awards	175	254	250
Unvested PSU awards	327	431	491
Weighted average common and common equivalent shares outstanding	319,836	321,990	328,383
Diluted earnings per share	$3.02	$3.33	$3.16
During the year ended December 31, 2020, there were less than 0.1 million antidilutive securities outstanding. During the years ended December 31, 2019 and 2018, there were no antidilutive securities outstanding, respectively.
15.SEGMENT REPORTING
In December 2020, our senior management began evaluating, overseeing and managing the financial performance of our operations through three operating segments. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our environmental solutions operating segment, which provides environmental solutions for daily operations of industrial, petrochemical and refining facilities, is aggregated with Corporate entities and other as it only represents approximately 1% of our consolidated revenue. Each of our operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments for the years ended December 31, 2020, 2019 and 2018 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2020:
Group 1	$6,059.3	$(1,001.8)	$5,057.5	$502.1	$1,343.3	$546.6	$11,760.3
Group 2	5,626.4	(834.5)	4,791.9	488.9	966.4	465.8	9,255.9
Corporate entities and other	346.0	(41.8)	304.2	167.8	(600.6)	182.2	2,417.8
Total	$12,031.7	$(1,878.1)	$10,153.6	$1,158.8	$1,709.1	$1,194.6	$23,434.0
2019:
Group 1	$6,012.5	$(1,010.6)	$5,001.9	$493.7	$1,231.7	$551.3	$11,389.1
Group 2	5,782.6	(838.2)	4,944.4	475.1	926.5	490.9	8,947.7
Corporate entities and other	397.9	(44.8)	353.1	153.6	(371.0)	164.9	2,347.0
Total	$12,193.0	$(1,893.6)	$10,299.4	$1,122.4	$1,787.2	$1,207.1	$22,683.8
2018:
Group 1	$5,794.1	$(982.6)	$4,811.5	$484.1	$1,157.5	$515.8	$10,994.9
Group 2	5,704.6	(825.9)	4,878.7	469.3	900.0	421.3	8,674.0
Corporate entities and other	399.7	(49.0)	350.7	160.7	(321.7)	134.7	1,948.1
Total	$11,898.4	$(1,857.5)	$10,040.9	$1,114.1	$1,735.8	$1,071.8	$21,617.0
Financial information for the years ended December 31, 2019 and 2018 reflects the transfer of our environmental solutions operating segment from Group 2 to Corporate entities and other.
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for Corporate entities and other primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities. Corporate functions include legal, tax, treasury, information technology, risk management, human resources, closed landfills, environmental solutions, and other administrative functions.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.REVENUE
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2020		2019		2018
Collection:
Residential	$2,309.0	22.7%	$2,271.9	22.1%	$2,236.5	22.3%
Small-container	3,106.8	30.6	3,170.0	30.8	3,059.1	30.5
Large-container	2,148.9	21.2	2,249.6	21.8	2,184.7	21.8
Other	51.5	0.5	46.1	0.4	43.8	0.4
Total collection	7,616.2	75.0	7,737.6	75.1	7,524.1	75.0
Transfer	1,349.4		1,318.7		1,244.9
Less: intercompany	(745.9)		(748.1)		(713.8)
Transfer, net	603.5	5.9	570.6	5.5	531.1	5.3
Landfill	2,298.1		2,324.2		2,291.7
Less: intercompany	(1,018.5)		(1,024.1)		(1,020.8)
Landfill, net	1,279.6	12.6	1,300.1	12.6	1,270.9	12.6
Environmental solutions	127.7	1.3	191.7	1.9	194.7	1.9
Other:
Recycling processing and commodity sales	297.1	2.9	273.3	2.7	297.8	3.0
Other non-core	229.5	2.3	226.1	2.2	222.3	2.2
Total other	526.6	5.2	499.4	4.9	520.1	5.2
Total revenue	$10,153.6	100.0%	$10,299.4	100.0%	$10,040.9	100.0%
Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
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
Revenue by Service Line
Collection Services
Our collection business involves the collection of material for transport to transfer stations, or directly to landfills or recycling processing centers. Our collection services business includes both recurring and temporary customer relationships. Our standard contract duration is three years, although some of our exclusive franchises are for significantly longer periods. The fees received for collection services are based primarily on the market, collection frequency, type of service, type and volume or weight of the material collected, the distance to the disposal facility and the cost of disposal.
In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2019 was recognized as revenue during the year ended December 31, 2020 when the service was performed. Our large-container customers are typically billed on a monthly basis based on the nature of the services provided during the period.
Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of material collected. In addition, certain of our contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfer Services
Revenue at our transfer stations is primarily generated by charging tipping or disposal fees. The fees received for transfer services are based primarily on the market, type and volume or weight of the material accepted, the distance to the disposal facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume and nature of the material accepted at the transfer station.
Landfill Services
Revenue at our landfills is primarily generated by charging tipping fees to third parties based on the volume disposed and the nature of the waste. In general, fees are variable in nature and revenue is recognized at the time the waste is disposed at the facility.
Environmental Solutions
Environmental solutions waste is generated from the by-products of oil and natural gas exploration and production activity. Additionally, it is generated by the daily operations of industrial, petrochemical and refining facilities, including maintenance, plant turnarounds and capital projects. Environmental solutions revenue is primarily generated through the disposal of non-hazardous solid and liquid material and in-plant services, such as transportation and logistics. Activity for this service line varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these agreements is variable in nature and primarily based on the volume of waste accepted or processed during the period.
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
Revenue Recognition
Our service obligations of a long-term nature, e.g., certain collection service contracts, are satisfied over time, and we recognize revenue based on the value provided to the customer during the period. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of material collected, transported and disposed, and the nature of the material accepted. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.
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
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of December 31, 2020 and 2019, we recognized $82.3 million and $83.1 million, respectively, of deferred contract costs and capitalized sales commissions. During the years ended December 31, 2020 and 2019, we amortized $12.2 million and $11.8 million, respectively, of capitalized sales commissions to selling, general and administrative expenses, and $6.5 million and $6.2 million, respectively, of other deferred contract costs as a reduction of revenue.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
A summary of changes in accumulated other comprehensive income, net of tax, by component, for the years ended December 31, 2020, 2019 and 2018 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Total
Balance as of December 31, 2017	$1.4	$21.2	$22.6
Other comprehensive income (loss) before reclassifications	18.5	(6.5)	12.0
Amounts reclassified from accumulated other comprehensive income	(3.8)	—	(3.8)
Net current-period other comprehensive income	14.7	(6.5)	8.2
Balance as of December 31, 2018	16.1	14.7	30.8
Other comprehensive loss before reclassifications	(30.2)	(2.5)	(32.7)
Amounts reclassified from accumulated other comprehensive income	1.0	—	1.0
Net current period other comprehensive income (loss)	(29.2)	(2.5)	(31.7)
Adoption of accounting standard	(0.6)	3.7	3.1
Balance as of December 31, 2019	(13.7)	15.9	2.2
Other comprehensive loss before reclassifications	(22.5)	2.1	(20.4)
Amounts reclassified from accumulated other comprehensive loss	5.8	—	5.8
Net current period other comprehensive loss	(16.7)	2.1	(14.6)
Balance as of December 31, 2020	$(30.4)	$18.0	$(12.4)
A summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 follows:

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	2020	2019	2018	Affected Line Item in the Statement Where Net Income is Presented
(Loss) gain on cash flow hedges:
Recycling commodity hedges	$—	$—	$1.1	Revenue
Fuel hedges	—	—	4.3	Cost of operations
Terminated interest rate locks	(7.9)	(1.4)	(0.3)	Interest expense
Total before tax	(7.9)	(1.4)	5.1
Tax expense	2.1	0.4	(1.3)
Total (loss) gain reclassified into earnings, net of tax	$(5.8)	$(1.0)	$3.8

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.FINANCIAL INSTRUMENTS
The effect of our derivative instruments in fair value and cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 follows (in millions):

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2020	2019	2018
	Interest Expense	Interest Expense	Interest Expense

Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(355.6)	$(392.0)	$(383.8)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$5.7	$1.0	$1.9
Net periodic earnings(1)	$2.0	$0.6	$(0.4)
Effect of dedesignation	$4.7	$—	$—
Gain (loss) on cash flow hedging relationships:
Interest rate swap locks:
Amount of loss reclassified from accumulated other comprehensive (loss) income into income, net of tax	$(5.8)	$(1.0)	$(0.2)
The effects of derivative instruments not in Subtopic 815-20:
Loss on free-standing derivative instruments:
Interest rate swaps:
Loss on change in fair value of free-standing derivative instruments	$(0.1)	$—	$—
Interest rate contract:
Net (loss) on change in fair value of free-standing derivative instruments	$(2.7)	$(0.5)	$—
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2020 and 2019, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2020
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$32.3	$32.3	$32.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	73.8	73.8	—	73.8	—
Interest rate swaps - other assets	10.0	10.0	—	10.0	—
Other derivative assets - other assets	63.8	63.8	—	63.8	—
Total assets	$179.9	$179.9	$32.3	$147.6	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$103.0	$103.0	$—	$103.0	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	70.6	70.6	—	—	70.6
Total liabilities	$173.6	$173.6	$—	$103.0	$70.6

	December 31, 2019
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.0	$43.0	$43.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	51.6	51.6	—	51.6	—
Interest rate swaps - other assets	10.7	10.7	—	10.7	—
Interest rate locks - prepaid expenses and other current assets	3.6	3.6	—	3.6	—
Other derivative assets - other assets	2.9	2.9	—	2.9	—
Total assets	$111.8	$111.8	$43.0	$68.8	$—
Liabilities:
Interest rate locks - other accrued liabilities and other long-term liabilities	$15.7	$15.7	$—	$15.7	$—
Other derivative liabilities - other long-term liabilities	22.2	22.2	—	22.2	—
Contingent consideration - other accrued liabilities and other long-term liabilities	72.0	72.0	—	—	72.0
Total liabilities	$109.9	$109.9	$—	$37.9	$72.0
Total Debt
As of December 31, 2020 and 2019, the carrying value of our total debt was $8.9 billion and $8.7 billion, respectively, and the fair value of our total debt was $10.0 billion and $9.4 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2020 and 2019. See Note 9, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2020, the Sonoma contingent consideration represents the fair value of $64.2 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $80 million and $100 million. During 2020, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $27 million relating to our outstanding legal proceedings as of December 31, 2020. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $10 million higher than the amount recorded as of December 31, 2020.
Unconditional Purchase Commitments
Royalties
We have entered into agreements to pay royalties to prior landowners or host communities, based on, among other things, revenue received and waste tonnage disposed at specified landfills. These royalties are generally payable quarterly and amounts incurred, but not paid, are accrued in our consolidated balance sheets. Royalties are accrued as revenue is received or tonnage is disposed of, as applicable, in the landfills.
Disposal Agreements
We have several agreements that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2020 are as follows:

2021	$163.6
2022	97.0
2023	61.0
2024	53.4
2025	29.4
Thereafter	252.9
$657.3
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

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$38.2	$47.1	$70.5
Restricted cash and marketable securities	149.1	179.4	108.1
Less: restricted marketable securities	(73.1)	(49.1)	(45.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$114.2	$177.4	$133.3
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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2020	2019
Payment for maturing tax-exempt financing	$—	$49.4
Capping, closure and post-closure obligations	31.5	30.6
Insurance	117.6	99.4
Total restricted cash and marketable securities	$149.1	$179.4
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2020	2019
Letters of credit	$474.2	$449.7
Surety bonds	$3,580.7	$3,460.8
We had $376.5 million and $351.4 million of letters of credit outstanding under our Credit Facility as of December 31, 2020 and 2019, respectively. Surety bonds subject to expiration will expire on various dates through 2026.
These financial instruments are issued in the normal course of business and are not classified as debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the environmental services industry. We account for this investment using an alternative measurement approach. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,371.1 million were outstanding as of December 31, 2020. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and a surety bond.
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
Other Matters
Our business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the environmental services industry requires us to obtain and retain numerous governmental permits to conduct various aspects of our operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures that may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant. Any revocation, modification or denial of permits could have a material adverse effect on us.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table summarizes our unaudited consolidated quarterly results of operations as reported for December 31, 2020 and 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020:
Revenue (1)	$2,553.9	$2,454.4	$2,572.1	$2,573.3
Operating income (1)	$433.0	$395.2	$447.9	$432.7
Net income	$246.8	$226.3	$260.2	$236.3
Net income attributable to Republic Services, Inc. (1)	$246.3	$225.5	$260.0	$235.5
Diluted earnings per common share (1)	$0.77	$0.71	$0.81	$0.74
2019:
Revenue (1)	$2,470.6	$2,605.3	$2,646.9	$2,576.7
Operating income	$422.8	$437.4	$467.8	$459.2
Net income	$234.9	$250.9	$298.0	$290.0
Net income attributable to Republic Services, Inc.	$234.2	$251.5	$298.3	$289.3
Diluted earnings per common share	$0.72	$0.78	$0.93	$0.90
(1) Line items in these rows do not total to amounts reported in the consolidated financial statements due to rounding.
During the first quarter of 2020 and the fourth quarter of 2019, we recorded a reduction to remediation expense of $10.8 million and $24.0 million, respectively, related to insurance recoveries at our closed Bridgeton Landfill. Additionally, during the fourth quarter of 2020, we recognized a $42.6 million charge as a loss on business divestitures and impairments, net in our consolidated income statement resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in Internal Control —

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2020, based on the specified criteria.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In December 2020, we acquired all of the issued and outstanding equity interests of Randy's Sanitation, LLC and Randy's Rentals, LLC. Additionally, we acquired certain assets and assumed certain liabilities from Gallegos Sanitation, Inc. and related entities as well as Eagle Waste & Recycling, Inc. and related entities. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of December 31, 2020 did not include an assessment of internal control over financial reporting as it relates to these acquisitions. We will continue the process of implementing internal controls over financial reporting for these acquired businesses. As of December 31, 2020, these businesses contributed less than 1% of revenue to our audited consolidated financial statements for the year ended December 31, 2020.
ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings Proposal 1 - Election of Directors, Biographical Information Regarding Directors/Nominees, Board of Directors and Corporate Governance Matters, Delinquent Section 16(a) Reports, and Executive Officers in the Proxy Statement for the 2021 Annual Meeting of Shareholders.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings Executive Compensation and Director Compensation in the Proxy Statement for the 2021 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings Security Ownership of Five Percent Shareholders and Security Ownership of the Board of Directors and Management in the Proxy Statement for the 2021 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2020 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	1.8	$91.49	31.1
Equity compensation plans not approved by security holders	—	—	—
Total	1.8	$91.49	31.1
 ____________
(a)Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan and our 2018 Employee Stock Purchase Plan (ESPP).
(b)Includes zero stock options as all were exercised within 2020, 1.2 million shares underlying restricted stock units, 0.6 million shares underlying performance shares, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.
(c)Excludes restricted stock units and performance shares as these awards do not have exercise prices.
(d)The shares remaining available for future issuances include 12.8 million shares under our 2021 Stock Incentive Plan and 2.7 million shares under our ESPP. No further awards will be granted under the Amended and Restated 2007 Stock Incentive Plan after December 31, 2020.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings Board of Directors and Corporate Governance Matters and Certain Relationships and Related Party Transactions in the Proxy Statement for the 2021 Annual Meeting of Shareholders.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading Audit and Related Fees in the Proxy Statement for the 2021 Annual Meeting of Shareholders.

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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, as indicated in the description of each, File No. 1-14267 in the case of Republic and File No. 1-14705 and No. 0-19285 in the case of Allied, and File No. 1-06805 in the case of Browning-Ferris Industries, Inc..

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

4.2	Indenture, dated as of August 15, 2001 between Republic Services, Inc. and The Bank of New York, as trustee, including the form of notes (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 16, 2001).
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

4.5	Third Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 4.750% Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.6	Fourth Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.700% Notes due 2041 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.7	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.8	Third Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 6.20% Notes due 2040 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.9	Indenture, dated as of May 21, 2012, by and between Republic Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 21, 2012).

Exhibit Number	Description
4.10	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).
4.11	First Supplemental Indenture, dated as of July 30, 1999, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).
4.12	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Restated Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.13	Third Supplemental Indenture, dated as of December 5, 2008, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.14	Fourth Supplemental Indenture, dated as of March 11, 2015, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.20% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2015).
4.15	Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).
4.16	Sixth Supplemental Indenture, dated as of November 16, 2017, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2017).
4.17	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
4.18	Credit Agreement, dated as of June 8, 2018, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 11, 2018).
4.19
Amendment No.1, dated as of May 18, 2020, to Credit Agreement, dated as of June 8, 2018, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 21, 2020).

4.20	Amendment No. 2, dated as of July 14, 2020, to Credit Agreement, dated as of June 8, 2018, as amended, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 17, 2020).
4.21
Amendment No. 3, dated as of August 25, 2020, to Credit Agreement, dated as of June 8, 2018, as amended, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 27, 2020).

4.22
Credit Agreement, dated as of August 25, 2020, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 27, 2020).

4.23	Seventh Supplemental Indenture, dated as of May 14, 2018, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.950% Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2018).
4.24	Limited consent (2018 Credit Agreement), dated as of August 21, 2019, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description
4.25
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.26	Eighth Supplemental Indenture, dated as of August 7, 2019, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.500% Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 1, 2019).
4.27	Ninth Supplemental Indenture, dated as of February 27, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.300% Notes due 2030 and the form of 3.050% Notes due 2050 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 21, 2020).
4.28	Tenth Supplemental Indenture, dated as of August 20, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 1.450% Notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 13, 2020).
4.29	Eleventh Supplemental Indenture, dated as of November 24, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 0.875% Notes due 2025 and the form of 1.750% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 2020).
10.1+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.2+	Republic Services, Inc. Executive Incentive Plan, as amended and restated effective October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).
10.3+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.4+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.5+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.6+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the SEC on October 27, 2010).
10.7+	Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.8+	Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).
10.9+	Employment Agreement, effective as of October 29, 2013, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.10+	Amended and Restated Employment Agreement, effective December 8, 2008, by and between Jeffrey A. Hughes and Republic Services, Inc. (incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.11+	Republic Services, Inc. Executive Separation Policy, as amended as of March 29, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.12+	Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Description
10.13+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.14+	Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.15+	Offer Letter, dated August 22, 2014, by and between Charles F. Serianni and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 25, 2014).
10.16+	Clawback Policy, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 30, 2014).
10.17+	First Amendment to the Employment Agreement, dated December 23, 2014, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2014).
10.18+	Form of Performance Share Agreement, adopted January 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.19+	Form of Employee Restricted Stock Unit Agreement - Senior Executive, adopted January 7, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.20+	Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).
10.21+	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.22+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective June 13, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.23+	Republic Services, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018).
10.24+	Offer Letter, dated April 29, 2019, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.25+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.26+	Offer Letter, dated April 29, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.27+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.28+	Offer letter, dated May 29, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.29+	Non-Competition, Non-Solicitation, and Confidentiality Agreement, effective June 1, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.30+*	Republic Services, Inc. 2021 Stock Incentive Plan.
10.31+*	Form of Performance Share Agreement (Executive Officer) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.32+*	Form of Performance Share Agreement (Other Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.33+*	Form of Performance Share Agreement (Non-Executive Officer EVP) under the Republic Services, Inc. 2021 Stock Incentive Plan.

Exhibit Number	Description
10.34+*	Form of Employee Restricted Stock Unit Agreement (Senior Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.35+*	Form of Employee Restricted Stock Unit Agreement (Senior Executive, Cliff Vesting) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.36+*	Form of Employee Restricted Stock Unit Agreement (Other Employees) under the Republic Services, Inc. 2021 Stock Incentive Plan.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	February 22, 2021	REPUBLIC SERVICES, INC.
		By:	/s/ DONALD W. SLAGER
Donald W. Slager
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD W. SLAGER	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2021
Donald W. Slager

/s/ BRIAN DELGHIACCIO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Brian DelGhiaccio

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Brian A. Goebel

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 22, 2021
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 22, 2021
Tomago Collins

/s/ MICHAEL A. DUFFY	Director	February 22, 2021
Michael A. Duffy

/s/ THOMAS W. HANDLEY	Director	February 22, 2021
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 22, 2021
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 22, 2021
Michael Larson

/s/ KIM S. PEGULA	Director	February 22, 2021
Kim S. Pegula

/s/ JAMES P. SNEE	Director	February 22, 2021
James P. Snee

/s/ SANDRA M. VOLPE	Director	February 22, 2021
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 22, 2021
Katharine B. Weymouth