Form 10-Q
period 2021-03-31
REPUBLIC SERVICES, INC.
filed 2021-05-06
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2021, the registrant had outstanding 319,033,411 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 305,422).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23.2	$38.2
Accounts receivable, less allowance for doubtful accounts and other of $36.0 and $34.7, respectively	1,095.4	1,091.3
Prepaid expenses and other current assets	324.5	392.3
Total current assets	1,443.1	1,521.8
Restricted cash and marketable securities	134.6	149.1
Property and equipment, net	8,679.2	8,726.2
Goodwill	12,047.2	12,046.4
Other intangible assets, net	181.5	173.1
Other assets	767.0	817.4
Total assets	$23,252.6	$23,434.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$678.3	$779.0
Notes payable and current maturities of long-term debt	168.7	168.1
Deferred revenue	359.3	345.6
Accrued landfill and environmental costs, current portion	116.9	114.5
Accrued interest	53.2	54.6
Other accrued liabilities	772.4	820.2
Total current liabilities	2,148.8	2,282.0
Long-term debt, net of current maturities	8,594.2	8,766.1
Accrued landfill and environmental costs, net of current portion	1,713.6	1,694.7
Deferred income taxes and other long-term tax liabilities, net	1,254.7	1,238.8
Insurance reserves, net of current portion	284.4	281.8
Other long-term liabilities	618.6	681.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 319.3 and 318.8 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,757.3	2,741.4
Retained earnings	5,911.2	5,751.8
Treasury stock, at cost; 0.3 and — shares, respectively	(27.5)	(0.1)
Accumulated other comprehensive loss, net of tax	(11.3)	(12.4)
Total Republic Services, Inc. stockholders’ equity	8,632.9	8,483.9
Non-controlling interests in consolidated subsidiary	5.4	4.9
Total stockholders’ equity	8,638.3	8,488.8
Total liabilities and stockholders’ equity	$23,252.6	$23,434.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$2,596.4	$2,553.9
Expenses:
Cost of operations	1,534.3	1,550.0
Depreciation, amortization and depletion	282.1	268.6
Accretion	20.5	20.9
Selling, general and administrative	265.4	277.1
Withdrawal costs - multiemployer pension funds	—	4.3
Gain on business divestitures and impairments, net	(1.1)	(3.9)
Restructuring charges	2.8	3.8
Operating income	492.4	433.1
Interest expense	(78.4)	(96.7)
Loss from unconsolidated equity method investments	(16.5)	(13.2)
Interest income	0.8	0.3
Other income (loss), net	1.8	(0.9)
Income before income taxes	400.1	322.6
Provision for income taxes	103.7	75.8
Net income	296.4	246.8
Net income attributable to non-controlling interests in consolidated subsidiary	(0.5)	(0.5)
Net income attributable to Republic Services, Inc.	$295.9	$246.3
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$0.93	$0.77
Weighted average common shares outstanding	319.4	319.6
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$0.93	$0.77
Weighted average common and common equivalent shares outstanding	319.8	320.2
Cash dividends per common share	$0.425	$0.405
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$296.4	$246.8
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss reclassified into earnings	1.1	0.8
Unrealized loss	—	(22.2)
Pension activity:
Change in funded status of pension plan obligations	—	1.6
Other comprehensive income (loss), net of tax	1.1	(19.8)
Comprehensive income	297.5	227.0
Comprehensive income attributable to non-controlling interests	(0.5)	(0.5)
Comprehensive income attributable to Republic Services, Inc.	$297.0	$226.5
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2020	318.8	$3.2	$2,741.4	$5,751.8	—	$(0.1)	$(12.4)	$4.9	$8,488.8
Net income	—	—	—	295.9	—	—	—	0.5	296.4
Other comprehensive loss	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(135.6)	—	—	—	—	(135.6)
Issuances of common stock	0.5	—	2.4	—	(0.2)	(14.7)	—	—	(12.3)
Stock-based compensation	—	—	13.5	(0.9)	—	—	—	—	12.6
Purchase of common stock for treasury	—	—	—	—	(0.1)	(12.7)	—	—	(12.7)
Balance as of March 31, 2021	319.3	$3.2	$2,757.3	$5,911.2	(0.3)	$(27.5)	$(11.3)	$5.4	$8,638.3

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2019	353.3	$3.5	$4,994.8	$5,317.3	(34.5)	$(2,199.6)	$2.2	$2.7	$8,120.9
Net income	—	—	—	246.3	—	—	—	0.5	246.8
Other comprehensive loss	—	—	—	—	—	—	(19.8)	—	(19.8)
Cash dividends declared	—	—	—	(128.9)	—	—	—	—	(128.9)
Issuances of common stock	0.7	—	7.5	—	(0.2)	(17.0)	—	—	(9.5)
Stock-based compensation	—	—	10.8	(1.1)	—	—	—	—	9.7
Purchase of common stock for treasury	—	—	—	—	(1.2)	(98.8)	—	—	(98.8)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2020	354.0	$3.5	$5,013.1	$5,433.6	(35.9)	$(2,315.4)	$(17.6)	$3.0	$8,120.2
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities:
Net income	$296.4	$246.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	302.6	289.5
Non-cash interest expense	16.0	15.0
Stock-based compensation	12.6	9.9
Deferred tax provision	15.3	17.6
Provision for doubtful accounts, net of adjustments	4.3	4.9
Gain on disposition of assets and asset impairments, net	(0.6)	(4.9)
Environmental adjustments	(1.5)	(0.4)
Loss from unconsolidated equity method investments	16.5	13.2
Other non-cash items	(0.5)	5.5
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(8.9)	28.0
Prepaid expenses and other assets	62.5	88.2
Accounts payable	27.6	(37.2)
Capping, closure and post-closure expenditures	(11.0)	(8.7)
Remediation expenditures	(8.9)	(17.2)
Other liabilities	(61.4)	(54.4)
Cash provided by operating activities	661.0	595.8
Cash used in investing activities:
Purchases of property and equipment	(331.0)	(373.1)
Proceeds from sales of property and equipment	2.1	6.0
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(18.0)	(61.0)
Cash received from business divestitures	0.8	(0.2)
Purchases of restricted marketable securities	(7.4)	(14.0)
Sales of restricted marketable securities	8.9	5.6
Other	—	(25.0)
Cash used in investing activities	(344.6)	(461.7)
Cash (used in) provided by financing activities:
Proceeds from notes payable and long-term debt, net of fees	1,242.4	1,974.9
Proceeds from issuance of senior notes, net of discount and fees	—	985.6
Payments of notes payable and long-term debt and senior notes	(1,422.5)	(2,688.7)
Issuances of common stock, net	(12.3)	(9.5)
Purchases of common stock for treasury	(12.7)	(98.8)
Cash dividends paid	(135.5)	(129.2)
Distributions paid to non-controlling interests in consolidated subsidiary	—	(0.2)
Contingent consideration payments	(1.7)	(2.2)
Cash (used in) provided by financing activities	(342.3)	31.9
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(25.9)	166.0
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	114.2	177.4
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$88.3	$343.4
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension funds, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our actual results may differ significantly from our estimates.
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
In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April 2020 and improved sequentially through March 31, 2021.
In April 2020, we launched our Committed to Serve initiative and committed $20 million to support frontline employees and their families, as well as small business customers in the local communities we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. In

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

December 2020, we recognized our frontline employees for their commitment and contributions to their communities during the pandemic with a $500 award that was paid in January 2021. In addition, we incurred incremental costs associated with expanding certain aspects of our existing healthcare programs. We expect to incur similar costs throughout 2021, and potentially into future years, although we expect the amount of such costs annually to be less than those incurred in 2020.
New Accounting Pronouncements
Accounting Standards Adopted
Effective January 1, 2021, we adopted the following accounting standards updates (ASUs) as issued by the Financial Accounting Standards Board (FASB):

ASU		Effective Date
ASU 2018-14	Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
ASU 2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021
Changes to the Disclosure Requirements for Defined Benefit Plans
Effective January 1, 2021, we adopted ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14) on a retrospective basis. The standard removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. Our adoption of ASU 2018-14 did not have a material impact on our consolidated financial statements.
Simplifying the Accounting for Income Taxes
Effective January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Our adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.
Accounting Standards Updates Issued but not yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference
Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities upon adoption during the period from March 12, 2020 through December 31, 2022. We are currently assessing the effect this guidance may have on our consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the three months ended March 31, 2021 and 2020. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2021	2020
Purchase price:
Cash used in acquisitions, net of cash acquired	$15.8	$52.2
Holdbacks	2.0	2.5
Fair value, future minimum finance lease payments	—	0.3
Total	$17.8	$55.0
Allocated as follows:
Accounts receivable	$0.5	$2.3
Property and equipment	3.4	17.3
Operating right-of-use lease assets	—	0.2
Other assets	—	0.2
Accounts payable	—	(1.2)
Environmental remediation liabilities	—	(1.5)
Operating right-of-use lease liabilities	—	(0.2)
Other liabilities	(0.3)	(0.9)
Fair value of tangible assets acquired and liabilities assumed	3.6	16.2
Excess purchase price to be allocated	$14.2	$38.8
Excess purchase price allocated as follows:
Other intangible assets	$1.9	$1.8
Goodwill	12.3	37.0
Total allocated	$14.2	$38.8
The purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
On May 5, 2021, we acquired all of the membership interests of Santek Waste Services, LLC (Santek). Santek's vertically integrated recycling and waste services operations are primarily located in the southeastern United States and complement Republic's existing core competencies and expertise in the environmental services industry. A preliminary allocation of purchase price will be included in our consolidated balance sheet as of June 30, 2021, and we expect our valuations to be substantially completed by the end of 2021.
Investments
In 2021 and 2020, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $2.2 million and $9.4 million, which were recorded to other assets in our March 31, 2021 and 2020 consolidated balance sheets, respectively. During the three months ended March 31, 2021 and 2020, we reduced the carrying value of these investments by $13.7 million and $13.2 million, respectively, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, during the three months ended March 31, 2020, we reduced the carrying value of these investments, and our effective tax rate reflected a benefit due to tax credits related to certain investments. For further discussion regarding our income taxes, see Note 8, Income Taxes.
Restructuring Charges
In 2020, we incurred costs related to the redesign of certain back-office software systems, which continued into 2021. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

services resulting from the COVID-19 pandemic. During the three months ended March 31, 2021 and 2020, we incurred restructuring charges of $2.8 million and $3.8 million, respectively. During the same periods, we paid $4.0 million and $3.8 million, respectively, related to these restructuring efforts.
During the remainder of 2021, we expect to incur additional restructuring charges of approximately $10 million to $15 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2020	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of March 31, 2021
Group 1	$6,404.9	$6.4	$—	$(11.5)	$6,399.8
Group 2	5,641.5	5.9	—	—	5,647.4
Corporate entities and other	—	—	—	—	—
Total	$12,046.4	$12.3	$—	$(11.5)	$12,047.2
Adjustments to acquisitions during the three months ended March 31, 2021 primarily related to changes in our valuation of customer relationship intangible assets as a result of obtaining new information regarding the acquisitions that closed in December 2020.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 16 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2020	Acquisitions	Adjustments and Other	Balance as of March 31, 2021	Balance as of December 31, 2020	Additions Charged to Expense	Adjustments and Other	Balance as of March 31, 2021	Other Intangible Assets, Net as of March 31, 2021
Customer relationships	$788.1	$1.4	$14.0	$803.5	$(639.5)	$(5.9)	$—	$(645.4)	$158.1
Non-compete agreements	51.4	0.5	(0.2)	51.7	(39.1)	(1.3)	—	(40.4)	11.3
Other intangible assets	57.5	—	—	57.5	(45.3)	(0.1)	—	(45.4)	12.1
Total	$897.0	$1.9	$13.8	$912.7	$(723.9)	$(7.3)	$—	$(731.2)	$181.5

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 follows:

	2021	2020
Income taxes receivable	$82.1	$170.7
Prepaid expenses	81.3	77.7
Inventories	61.1	59.1
Other non-trade receivables	46.9	32.2
Reinsurance receivable	34.8	34.1
Prepaid fees for cloud-based hosting arrangements, current	12.3	11.8
Other current assets	6.0	6.7
Total	$324.5	$392.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of March 31, 2021 and December 31, 2020 follows:

	2021	2020
Operating right-of-use lease assets	$220.8	$218.8
Deferred compensation plan	135.7	131.8
Investments	130.8	145.4
Reinsurance receivable	85.0	84.8
Deferred contract costs and sales commissions	80.8	82.3
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	30.5	29.5
Other derivative assets	24.7	63.8
Amounts recoverable for capping, closure and post-closure obligations	18.9	18.5
Interest rate swaps	8.6	10.0
Deferred financing costs	2.0	2.7
Other	29.2	29.8
Total	$767.0	$817.4

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2021 and December 31, 2020 follows:

	2021	2020
Insurance reserves, current	$174.6	$167.5
Accrued payroll and benefits	157.6	221.1
Accrued fees and taxes	137.0	132.3
Accrued dividends	135.6	135.5
Operating right-of-use lease liabilities, current	35.8	33.5
Ceded insurance reserves, current	34.8	34.1
Accrued professional fees and legal settlement reserves	24.3	7.2
Other	72.7	89.0
Total	$772.4	$820.2
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2021 and December 31, 2020 follows:

	2021	2020
Operating right-of-use lease liabilities	$207.2	$206.6
Deferred compensation plan liability	128.2	126.6
Ceded insurance reserves	85.0	84.8
Contingent purchase price and acquisition holdbacks	66.0	67.3
Other derivative liabilities	60.7	103.0
Withdrawal liability - multiemployer pension funds	22.3	22.3
Pension and other post-retirement liabilities	5.5	5.5
Legal settlement reserves	4.1	20.2
Other	39.6	45.5
Total	$618.6	$681.8

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2021, we owned or operated 186 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Additionally, we had post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2021 and December 31, 2020 follows:

	2021	2020
Landfill final capping, closure and post-closure liabilities	$1,370.3	$1,346.4
Environmental remediation	460.2	462.8
Total accrued landfill and environmental costs	1,830.5	1,809.2
Less: current portion	(116.9)	(114.5)
Long-term portion	$1,713.6	$1,694.7
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31, 2021 and 2020:

	2021	2020
Asset retirement obligation liabilities, beginning of year	$1,346.4	$1,335.6
Non-cash additions	10.8	11.5
Acquisitions, net of divestitures and other adjustments	0.2	0.1
Asset retirement obligation adjustments	3.4	(0.5)
Payments	(11.0)	(8.7)
Accretion expense	20.5	20.9
Asset retirement obligation liabilities, end of period	1,370.3	1,358.9
Less: current portion	(60.1)	(74.4)
Long-term portion	$1,310.2	$1,284.5
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of the range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2021 would be approximately $356 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2021 and 2020:

	2021	2020
Environmental remediation liabilities, beginning of year	$462.8	$500.2
Net adjustments charged to expense	2.0	(0.4)
Payments	(8.9)	(17.2)
Accretion expense (non-cash interest expense)	4.3	4.6
Acquisitions, net of divestitures and other adjustments	—	1.5
Environmental remediation liabilities, end of period	460.2	488.7
Less: current portion	(56.8)	(56.7)
Long-term portion	$403.4	$432.0
Bridgeton Landfill. During the three months ended March 31, 2021, we paid $3.2 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of March 31, 2021, the remediation liability recorded for this site was $115.7 million, of which approximately $14 million is expected to be paid during the remainder of 2021. We believe the remaining reasonably possible high end of our range would be approximately $140 million higher than the amount recorded as of March 31, 2021.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of March 31, 2021 and December 31, 2020 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts, deferred issuance costs, and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2021			December 31, 2020
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$12.6	$—	$12.6	$—	$—	$—
$1.0 billion - August 2021	Variable	—	—	—	—	—	—
$2.25 billion - June 2023	Variable	—	—	—	186.0	—	186.0
Senior notes:
May 2023	4.750	300.0	3.3	303.3	300.0	4.8	304.8
August 2024	2.500	900.0	(6.2)	893.8	900.0	(6.6)	893.4
March 2025	3.200	500.0	(2.8)	497.2	500.0	(3.0)	497.0
November 2025	0.875	350.0	(3.1)	346.9	350.0	(3.3)	346.7
July 2026	2.900	500.0	(3.2)	496.8	500.0	(3.3)	496.7
November 2027	3.375	650.0	(4.3)	645.7	650.0	(4.5)	645.5
May 2028	3.950	800.0	(13.7)	786.3	800.0	(14.2)	785.8
March 2030	2.300	600.0	(6.4)	593.6	600.0	(6.5)	593.5
February 2031	1.450	650.0	(8.6)	641.4	650.0	(8.6)	641.4
February 2032	1.750	750.0	(6.9)	743.1	750.0	(7.1)	742.9
March 2035	6.086	181.9	(13.2)	168.7	181.9	(13.4)	168.5
March 2040	6.200	399.9	(3.6)	396.3	399.9	(3.6)	396.3
May 2041	5.700	385.7	(5.1)	380.6	385.7	(5.1)	380.6
March 2050	3.050	400.0	(7.2)	392.8	400.0	(7.3)	392.7
Debentures:
May 2021	9.250	35.3	—	35.3	35.3	(0.1)	35.2
September 2035	7.400	148.1	(31.9)	116.2	148.1	(32.1)	116.0
Tax-exempt:
2021 - 2050	0.100 - 0.300	1,111.2	(6.3)	1,104.9	1,111.2	(6.5)	1,104.7
Finance leases:
2021 - 2063	0.806 - 12.203	207.4	—	207.4	206.5	—	206.5
Total Debt		$8,882.1	$(119.2)	8,762.9	$9,054.6	$(120.4)	8,934.2
Less: current portion				(168.7)			(168.1)
Long-term portion				$8,594.2			$8,766.1
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
The 364-Day Credit Facility is subject to facility fees based on applicable rates defined in the 364-Day Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our 364-Day Credit Facility totaled

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$1.0 billion as of March 31, 2021 and December 31, 2020. The 364-Day Credit Facility can be used for working capital, capital expenditures, acquisitions, and other general corporate purposes. The 364-Day Credit Facility agreement requires us to comply with financial and other covenants, which are consistent with the financial and other covenants included in our Credit Facility. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of March 31, 2021 and December 31, 2020, we had no borrowings outstanding under our 364-Day Credit Facility.
The Credit Facility
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (as amended, the Credit Facility), which matures in June 2023. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,873.0 million and $1,671.8 million as of March 31, 2021 and December 31, 2020, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of March 31, 2021, we had no borrowings under our Credit Facility, and as of December 31, 2020, we had $186.0 million of borrowings under our Credit Facility. We had $361.3 million and $376.5 million of letters of credit outstanding under our Credit Facility as of March 31, 2021 and December 31, 2020, respectively.
Uncommitted Credit Facility
We also have an Uncommitted Credit Facility, which bears interest at LIBOR or a Cost of Funds rate (both as defined in the Uncommitted Credit Facility agreement), plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2021, we had $12.6 million outstanding under our Uncommitted Credit Facility. As of December 31, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility.
Senior Notes and Debentures
In November 2020, we issued $350.0 million of 0.875% senior notes due November 2025 (the 0.875% Notes) and $750.0 million of 1.750% senior notes due February 2032 (the 1.750% Notes). We used the net proceeds from the 0.875% Notes and 1.750% Notes to redeem all $850.0 million of the outstanding 3.550% senior notes due June 2022 and $250.0 million of the $550.0 million outstanding 4.750% senior notes due May 2023 (the 4.750% Notes).
In August 2020, we issued $650.0 million of 1.450% senior notes due February 2031 (the 1.450% Notes). We used the net proceeds to redeem all $600.0 million of the outstanding 5.250% senior notes due November 2021 plus a make-whole premium of $34.0 million. The remaining proceeds were used for general corporate purposes.
In February 2020, we issued $600.0 million of 2.300% senior notes due March 2030 (the 2.300% Notes) and $400.0 million of 3.050% senior notes due March 2050 (the 3.050% Notes). We used the net proceeds from the 2.300% Notes and 3.050% Notes to repay $850.0 million of 5.000% senior notes that matured in March 2020. The remaining proceeds were used to repay amounts outstanding under our unsecured credit facilities as well as for general corporate purposes.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value Hedges
In 2013, we entered into various interest rate swap agreements relative to the 4.750% Notes. The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed-to-floating interest rates. As of March 31, 2021, these swap agreements had a total notional value of $300.0 million and mature in May 2023, which is identical to the maturity of the hedged senior notes. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. These transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the fixed rate senior notes resulting from changes in interest rates.
Contemporaneously with the $250.0 million partial redemption of the 4.750% Notes, we dedesignated the proportional share of these swap agreements as fair value hedges. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of March 31, 2021 and December 31, 2020, these free-standing derivatives were reflected at their fair value of $7.2 million and $8.3 million, respectively, and were included in other assets in our consolidated balance sheets. For the three months ended March 31, 2021, we recognized a loss of $1.1 million directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free-standing derivatives.
As of March 31, 2021 and December 31, 2020, the interest rate swap agreements that were designated as fair value hedges were reflected at their fair value of $8.6 million and $10.0 million, respectively, and were included in other assets in our consolidated balance sheets. To the extent they are effective, these interest rate swap agreements are included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $2.0 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively, related to net settlements for these interest rate swap agreements, which was included as an offset to interest expense in our consolidated statements of income.
For the three months ended March 31, 2021, we recognized a gain of $1.5 million on the change in fair value of the hedged senior notes with an offsetting loss of $1.4 million on the related interest rate swaps. For the three months ended March 31, 2020, we recognized a loss of $9.7 million on the change in fair value of the hedged senior notes with an offsetting gain of $10.3 million on the related interest rate swaps. The change in both periods is attributable to changes in the benchmark interest rate. The difference of these fair value changes for the three months ended March 31, 2021 and 2020 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flow Hedges
We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. All of our cash flow hedges settled on or before December 31, 2020, thus there was no related asset or liability as of March 31, 2021 or December 31, 2020.
The fair value of our interest rate locks is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
There was no unrealized loss or gain recognized in other comprehensive income for the three months ended March 31, 2021. Total unrealized loss recognized in other comprehensive income for interest rate locks was $22.2 million, net of tax, for the three months ended March 31, 2020.
As of March 31, 2021 and December 31, 2020, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss, net of tax of $29.3 million and $30.4 million, respectively. The amortization of the terminated interest rate locks is recorded as an adjustment to interest expense over the life of the issued debt using the effective interest method. Over the next 12 months, we expect to amortize approximately $4.5 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
For further detail regarding the effect of our cash flow hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% Notes in February 2020, we amended interest rate lock agreements with an aggregate notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030, and dedesignated

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

them as cash flow hedges (the 2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% Notes in August 2019, we amended interest rate lock agreements with an aggregate notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024, and dedesignated them as cash flow hedges (collectively with the 2020 Extended Interest Rate Locks referred to as the Extended Interest Rate Locks). There was no ineffectiveness recognized in the termination of these cash flow hedges. In addition, in both years we entered into offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (the 2019 Offsetting Interest Rate Swap and the 2020 Offsetting Interest Rate Swap, or collectively the Offsetting Interest Rate Swaps). The fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of March 31, 2021 and December 31, 2020, the fair values of the Extended Interest Rate Locks were liabilities of $51.9 million and $103.0 million, respectively, which were included in other long-term liabilities in our consolidated balance sheets. As of March 31, 2021, the fair value of the 2019 Offsetting Interest Rate Swap was an asset of $17.5 million, which was recorded in other assets in our consolidated balance sheet, and the fair value of the 2020 Offsetting Interest Rate Swap was a liability of $8.8 million, which was included in other long-term liabilities in our consolidated balance sheet. As of December 31, 2020, the fair values of the Offsetting Interest Rate Swaps were assets of $55.5 million, which were included in other assets in our consolidated balance sheet. For the three months ended March 31, 2021, we recognized a gain of $47.1 million on the change in fair value of the Extended Interest Rate Locks with an offsetting loss of $46.7 million on the change in fair value of the Offsetting Interest Rate Swaps. For the three months ended March 31, 2020, we recognized a loss of $61.3 million on the change in fair value of the Extended Interest Rate Locks with an offsetting gain of $58.7 million on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of March 31, 2021 and December 31, 2020, we had $1,104.9 million and $1,104.7 million of certain variable rate tax-exempt financings outstanding, respectively, with maturities ranging from 2021 to 2050. During the second quarter of 2020, we issued $60.0 million of tax-exempt financings.
All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2021 and December 31, 2020.
Finance Leases
We had finance lease liabilities of $207.4 million and $206.5 million as of March 31, 2021 and December 31, 2020, respectively, with maturities ranging from 2021 to 2063.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2021 and 2020 was 25.9% and 23.5%, respectively.
Cash paid for income taxes was a net refund of $0.4 million and a net payment of $1.4 million, respectively, for the three months ended March 31, 2021 and 2020.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2021, the valuation allowance associated with our state loss carryforwards was approximately $43 million.
We are subject to income tax in the United States, as well as in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Our federal statute of limitations is closed for all years prior to 2015. We are currently under examination by the Internal

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue Service (IRS) for tax years 2015 through 2017 and recently received an informal notification from the IRS of their intent to expand their examination to include our 2018 tax year. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 through 2019.
We believe our recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of March 31, 2021, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of March 31, 2021, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $12.9 million related to our uncertain tax positions.
9. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 12.3 million shares of common stock reserved for future grants under the Republic Services, Inc. 2021 Stock Incentive Plan.
Stock Repurchases
Stock repurchase activity during the three months ended March 31, 2021 and 2020 follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Number of shares repurchased	0.1	1.2
Amount paid	$12.7	$98.8
Weighted average cost per share	$89.63	$85.06
As of March 31, 2021 and 2020, no repurchased shares were pending settlement.
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2021, the remaining authorized purchase capacity under our October 2020 repurchase program was $2.0 billion. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
Dividends
In February 2021, our Board of Directors approved a quarterly dividend of $0.425 per share. Cash dividends declared were $135.6 million for the three months ended March 31, 2021. As of March 31, 2021, we recorded a quarterly dividend payable of $135.6 million to shareholders of record at the close of business on April 1, 2021.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings per share for the three months ended March 31, 2021 and 2020 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$295,900	$246,300
Weighted average common shares outstanding	319,449	319,577
Basic earnings per share	$0.93	$0.77
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$295,900	$246,300
Weighted average common shares outstanding	319,449	319,577
Effect of dilutive securities:
Options to purchase common stock	—	92
Unvested RSU awards	141	217
Unvested PSU awards	242	345
Weighted average common and common equivalent shares outstanding	319,832	320,231
Diluted earnings per share	$0.93	$0.77
During the three months ended March 31, 2021, there were less than 0.1 million antidilutive securities outstanding. During the three months ended March 31, 2020 there were 0.1 million antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2021 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2020	$(30.4)	$18.0	$(12.4)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	1.1
Net current period other comprehensive income	1.1	—	1.1
Balance as of March 31, 2021	$(29.3)	$18.0	$(11.3)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 follows:

	Three Months Ended March 31,
	2021	2020
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement where Net Income is Presented
Loss on cash flow hedges:
Terminated interest rate locks	$(1.5)	$(1.1)	Interest expense
Total before tax	(1.5)	(1.1)
Tax benefit	0.4	0.3
Total loss reclassified into earnings, net of tax	$(1.1)	$(0.8)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three months ended March 31, 2021 and 2020 follows:

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended March 31,
	2021	2020
	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(78.4)	$(96.7)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$2.0	$0.7
Net periodic earnings	$0.1	$0.6
Loss on cash flow hedging relationships:
Interest rate swap locks:
Amount of loss reclassified from accumulated other comprehensive loss into income, net of tax	$(1.1)	$(0.8)

The effects of derivative instruments not in Subtopic 815-20:
(Loss) gain on free-standing derivative instruments:
Interest rate swaps:
Loss on change in fair value of free-standing derivative instruments	$(1.1)	$—
Interest rate contract:
Net gain (loss) on change in fair value of free-standing derivative instruments	$0.4	$(2.6)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of March 31, 2021 and December 31, 2020, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	March 31, 2021
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$32.7	$32.7	$32.7	$—	$—
Bonds - restricted cash and marketable securities and other assets	70.2	70.2	—	70.2	—
Interest rate swaps - other assets	8.6	8.6	—	8.6	—
Other derivative assets - other assets	24.7	24.7	—	24.7	—
Total assets	$136.2	$136.2	$32.7	$103.5	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$60.7	$60.7	$—	$60.7	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	70.3	70.3	—	—	70.3
Total liabilities	$131.0	$131.0	$—	$60.7	$70.3

	December 31, 2020
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$32.3	$32.3	$32.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	73.8	73.8	—	73.8	—
Interest rate swaps - other assets	10.0	10.0	—	10.0	—
Other derivative assets - other assets	63.8	63.8	—	63.8	—
Total assets	$179.9	$179.9	$32.3	$147.6	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$103.0	$103.0	$—	$103.0	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	70.6	70.6	—	—	70.6
Total liabilities	$173.6	$173.6	$—	$103.0	$70.6
Total Debt
As of March 31, 2021 and December 31, 2020, the carrying value of our total debt was $8.8 billion and $8.9 billion, respectively, and the fair value of our total debt was $9.4 billion and $10.0 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of March 31, 2021 and December 31, 2020. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of March 31, 2021, the Sonoma contingent consideration represents the fair value of $63.8 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $80 million and $100 million. During the three months ended March 31, 2021, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
Summarized financial information concerning our reportable segments for the three months ended March 31, 2021 and 2020 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Three Months Ended March 31, 2021
Group 1	$1,548.1	$(249.0)	$1,299.1	$132.1	$351.5	$108.1	$11,735.1
Group 2	1,423.8	(201.8)	1,222.0	128.7	261.8	67.7	9,180.7
Corporate entities and other	85.7	(10.4)	75.3	41.8	(120.9)	155.2	2,336.8
Total	$3,057.6	$(461.2)	$2,596.4	$302.6	$492.4	$331.0	$23,252.6

Three Months Ended March 31, 2020
Group 1	$1,507.5	$(252.9)	$1,254.6	$128.5	$313.6	$122.6	$11,376.6
Group 2	1,411.2	(203.1)	1,208.1	125.1	229.3	81.0	8,891.8
Corporate entities and other	102.8	(11.6)	91.2	35.9	(109.8)	169.5	2,640.5
Total	$3,021.5	$(467.6)	$2,553.9	$289.5	$433.1	$373.1	$22,908.9
Financial information for the three months ended March 31, 2020 reflects the transfer of our environmental solutions operating segment from Group 2 to Corporate entities and other.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three months ended March 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2021		2020
Collection:
Residential	$593.1	22.8%	$568.5	22.3%
Small-container	810.5	31.2	805.7	31.5
Large-container	540.1	20.8	552.4	21.6
Other	14.2	0.5	12.3	0.5
Total collection	1,957.9	75.3	1,938.9	75.9
Transfer	331.3		321.9
Less: intercompany	(185.1)		(185.6)
Transfer, net	146.2	5.6	136.3	5.3
Landfill	562.6		558.3
Less: intercompany	(249.3)		(252.3)
Landfill, net	313.3	12.1	306.0	12.0
Environmental solutions	30.0	1.2	46.8	1.8
Other:
Recycling processing and commodity sales	87.6	3.4	67.8	2.7
Other non-core	61.4	2.4	58.1	2.3
Total other	149.0	5.8	125.9	5.0
Total revenue	$2,596.4	100.0%	$2,553.9	100.0%
Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated waste handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognize deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Substantially all of the deferred revenue recognized as of December 31, 2020 was recognized as revenue during the three months ended March 31, 2021 when the service was performed.
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
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of March 31, 2021 and December 31, 2020, we recognized $80.8 million and $82.3 million, respectively, of deferred contract costs and capitalized sales commissions. During the three months ended March 31, 2021 and 2020, we amortized $3.1 million and $3.0 million, respectively, of capitalized sales commissions to selling, general and administrative expenses. During each of the three months ended March 31, 2021 and 2020, we amortized $1.6 million of other deferred contract costs as a reduction of revenue.
Credit Losses
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
The following table reflects the activity in our allowance for doubtful accounts for the three months ended March 31:

	2021	2020
Balance at beginning of year	$34.7	$34.0
Additions charged to expense	4.3	4.9
Accounts written-off	(3.0)	(6.5)
Balance at end of period	$36.0	$32.4

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $28 million relating to our outstanding legal proceedings as of March 31, 2021. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $9 million higher than the amount recorded as of March 31, 2021.
Multiemployer Pension Plans
We participate in multiemployer pension plans that generally provide retirement benefits to participants of contributing employers. We do not administer these plans.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Under current law regarding multiemployer pension plans, our withdrawal (which we consider from time to time) or the mass withdrawal from any under-funded multiemployer pension plan (each, a Withdrawal Event) could require us to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. During the course of operating our business, we incur Withdrawal Events regarding certain of the multiemployer pension plans in which we participate. We accrue for such events when losses become probable and reasonably estimable.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$23.2	$38.2	$281.6	$47.1
Restricted cash and marketable securities	134.6	149.1	117.7	179.4
Less: restricted marketable securities	(69.5)	(73.1)	(55.9)	(49.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$88.3	$114.2	$343.4	$177.4
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills as well as restricted cash and marketable securities related to our insurance obligations.
The following table summarizes our restricted cash and marketable securities:

	March 31, 2021	December 31, 2020
Capping, closure and post-closure obligations	$31.6	$31.5
Insurance	103.0	117.6
Total restricted cash and marketable securities	$134.6	$149.1
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the effects of the COVID-19 pandemic and actions taken in response thereto, as well as acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2020, particularly under Part I, Item 1A - Risk Factors. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (COVID-19) pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted at this time.
In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April 2020 and improved sequentially through March 31, 2021.
In April 2020, we launched our Committed to Serve initiative and committed $20 million to support frontline employees and their families, as well as small business customers in the local communities where we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. In December 2020, we recognized our frontline employees for their commitment and contributions to their communities during the pandemic with a $500 award that was paid in January 2021. In addition, we incurred incremental costs associated with expanding certain aspects of our existing healthcare programs. We expect to incur similar costs throughout 2021, and potentially into future years, although we expect the amount of such costs annually to be less than those incurred in 2020.
The effects of the COVID-19 pandemic on our business are described in more detail in the Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
Updated Full-Year 2021 Adjusted Earnings Per Share Guidance
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2021. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2021
Diluted earnings per share	$ 3.65 to 3.69
Restructuring charges	0.03 to 0.04
Accelerated vesting of compensation expense for CEO transition	0.06
Adjusted diluted earnings per share	$ 3.74 to 3.79
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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of March 31, 2021, we operated facilities in 41 states through 347 collection operations, 222 transfer stations, 186 active landfills, 73 recycling processing centers, 6 treatment, recovery and disposal facilities, 6 salt water disposal wells and 7 deep injection wells. We are engaged in 75 landfill gas to energy and renewable energy projects and had post-closure responsibility for 128 closed landfills as of March 31, 2021.
Revenue for the three months ended March 31, 2021 increased by 1.7% to $2,596.4 million compared to $2,553.9 million for the same period in 2020. This change in revenue is due to increases in average yield of 2.3%, acquisitions, net of divestitures of 1.0%, and recycling processing and commodity sales of 0.8%, partially offset by decreased volumes of 0.8%, environmental solutions revenue of 0.7%, and fuel recovery fees of 0.4%. Additionally, revenue decreased 0.5% due to the impact of one less workday during the three months ended March 31, 2021 as compared to the same period in 2020.
The following table summarizes our revenue, expenses and operating income for the three months ended March 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2021		2020
Revenue	$2,596.4	100.0%	$2,553.9	100.0%
Expenses:
Cost of operations	1,534.3	59.1	1,550.0	60.7
Depreciation, amortization and depletion of property and equipment	264.8	10.2	253.8	9.9
Amortization of other intangible assets	7.3	0.3	5.3	0.2
Amortization of other assets	10.0	0.4	9.5	0.4
Accretion	20.5	0.8	20.9	0.8
Selling, general and administrative	265.4	10.2	277.1	10.9
Withdrawal costs - multiemployer pension funds	—	—	4.3	0.2
Gain on business divestitures and impairments, net	(1.1)	—	(3.9)	(0.2)
Restructuring charges	2.8	0.1	3.8	0.1
Operating income	$492.4	18.9%	$433.1	17.0%
Our pre-tax income was $400.1 million for the three months ended March 31, 2021 compared to $322.6 million for the same respective period in 2020. Our net income attributable to Republic Services, Inc. was $295.9 million for the three months ended March 31, 2021, or $0.93 per diluted share, compared to $246.3 million, or $0.77 per diluted share, for the same period in 2020.

During each of the three months ended March 31, 2021 and 2020, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Net	Diluted		Net	Diluted
	Pre-tax	Income -	Earnings	Pre-tax	Income -	Earnings
	Income	Republic	per Share	Income	Republic	per Share

As reported	$400.1	$295.9	$0.93	$322.6	$246.3	$0.77
Restructuring charges(1)	2.8	2.1	—	3.8	2.8	0.01
Gain on business divestitures and impairments, net(1)	(1.1)	(0.8)	—	(3.9)	(2.9)	(0.01)
Withdrawal costs - multiemployer pension funds	—	—	—	4.3	3.1	0.01
Bridgeton insurance recovery	—	—	—	(10.8)	(8.2)	(0.03)
Total adjustments	1.7	1.3	—	(6.6)	(5.2)	(0.02)
As adjusted	$401.8	$297.2	$0.93	$316.0	$241.1	$0.75

(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended March 31, 2021.
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
Restructuring charges. In 2020, we incurred costs related to the redesign of certain back-office software systems, which continued into 2021. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. During the three months ended March 31, 2021 and 2020, we incurred restructuring charges of $2.8 million and $3.8 million, respectively. During the same periods, we paid $4.0 million and $3.8 million, respectively, related to these restructuring efforts.
During the remainder of 2021, we expect to incur additional restructuring charges of approximately $10 million to $15 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Gain on business divestitures and impairments, net. During the three months ended March 31, 2021 and 2020, we recorded a net gain on business divestitures and impairments of $1.1 million and $3.9 million, respectively.
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
The following table reflects our revenue by service line for the three months ended March 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2021		2020
Collection:
Residential	$593.1	22.8%	$568.5	22.3%
Small-container	810.5	31.2	805.7	31.5
Large-container	540.1	20.8	552.4	21.6
Other	14.2	0.5	12.3	0.5
Total collection	1,957.9	75.3	1,938.9	75.9
Transfer	331.3		321.9
Less: intercompany	(185.1)		(185.6)
Transfer, net	146.2	5.6	136.3	5.3
Landfill	562.6		558.3
Less: intercompany	(249.3)		(252.3)
Landfill, net	313.3	12.1	306.0	12.0
Environmental solutions	30.0	1.2	46.8	1.8
Other:
Recycling processing and commodity sales	87.6	3.4	67.8	2.7
Other non-core	61.4	2.4	58.1	2.3
Total other	149.0	5.8	125.9	5.0
Total revenue	$2,596.4	100.0%	$2,553.9	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Average yield	2.3%	2.9%
Fuel recovery fees	(0.4)	(0.2)
Total price	1.9	2.7
Volume	(0.8)	(0.1)
Change in workdays	(0.5)	0.5
Recycling processing and commodity sales	0.8	(0.2)
Environmental solutions	(0.7)	(0.5)
Total internal growth	0.7	2.4
Acquisitions / divestitures, net	1.0	1.0
Total	1.7%	3.4%

Core price	4.3%	5.2%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities and fuel recovery fees, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 2.5% and 3.0% for the three months ended March 31, 2021 and 2020, respectively. Core price as a percentage of related-business revenue was 4.6% and 5.5% for the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021, we experienced the following changes in our revenue as compared to the same respective periods in 2020:
•Average yield increased revenue by 2.3% during the three months ended March 31, 2021 due to price increases in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.4% primarily due to lower fuel recovery rates, resulting from the timing of implementing changes to the rates, during the three months ended March 31, 2021 as compared to the same period in 2020.
•Volume decreased revenue by 0.8% during the three months ended March 31, 2021, primarily due to volume declines in our small- and large-container collection lines of business. In mid-March 2020, certain customers in these lines of business began adjusting their service levels as a result of the COVID-19 pandemic. This decline in service activity peaked in the first half of April 2020 and sequentially improved thereafter, but volumes remained below pre-COVID levels during the three months ended March 31, 2021. This volume decline was partially offset by volume growth in our transfer and landfill lines of business. The volume increase in our landfill line of business was primarily attributable to increased solid and special waste volumes, partially offset by a decrease in construction and demolition volumes.
•Revenue decreased by 0.5% due to one less workday during the three months ended March 31, 2021 as compared to the same period in 2020, which drove a decline in volumes in our large-container collection, landfill and transfer lines of business.
•Recycling processing and commodity sales increased revenue by 0.8% during the three months ended March 31, 2021, primarily due to an increase in overall commodity prices as compared to the same period in 2020. The average price for recycled commodities, excluding glass and organics, for the three months ended March 31, 2021 was $133 per ton compared to $76 per ton for the same period in 2020.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $12 million.
•Environmental solutions revenue decreased by 0.7% during the three months ended March 31, 2021 primarily due to a decrease in rig counts, drilling activity, and the delay of in-plant project work as a result of lower demand for crude oil.

•Acquisitions, net of divestitures, increased revenue by 1.0% during the three months ended March 31, 2021 due to our continued growth strategy of acquiring privately held solid waste, recycling, and environmental services companies that complement our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three months ended March 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2021		2020
Labor and related benefits	$555.7	21.4%	$556.9	21.8%
Transfer and disposal costs	192.4	7.4	198.5	7.8
Maintenance and repairs	237.4	9.2	247.3	9.7
Transportation and subcontract costs	168.8	6.5	167.3	6.6
Fuel	78.9	3.0	79.6	3.1
Disposal fees and taxes	77.7	3.0	77.3	3.0
Landfill operating costs	57.4	2.2	64.7	2.5
Risk management	59.3	2.3	61.9	2.4
Other	106.7	4.1	107.3	4.2
Subtotal	1,534.3	59.1	1,560.8	61.1
Bridgeton insurance recovery	—	—	(10.8)	(0.4)
Total cost of operations	$1,534.3	59.1%	$1,550.0	60.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
Our cost of operations decreased for the three months ended March 31, 2021 compared to the same period in 2020 as a result of the following:
•Labor and related benefits decreased due to a decline in service levels attributable to the COVID-19 pandemic and one less workday during the three months ended March 31, 2021 as compared to the same period in 2020. This decrease was partially offset by higher hourly and salaried wages as a result of annual merit increases during the three months ended March 31, 2021 as compared to the same period in 2020.
•Transfer and disposal costs decreased as a result of lower collection volumes, partially offset by an increase in third party disposal rates.
During the three months ended March 31, 2021 and 2020, approximately 68% and 69%, respectively, of the total solid waste volume we collected was disposed at landfill sites that we own or operate (internalization).
•Maintenance and repairs expense decreased due to a decrease in service levels attributable to the COVID-19 pandemic along with the effective execution of our fleet strategy.
•Transportation and subcontract costs increased in aggregate dollars during the three months ended March 31, 2021 primarily due to acquisition-related activity and increased subcontract work attributable to an increase in non-core revenues, partially offset by a decline in demand for our environmental solutions business and one less workday during the three months ended March 31, 2021 as compared to the same period in 2020.

•Fuel costs remained relatively unchanged due to the fuel cost per gallon remaining relatively consistent. The national average diesel fuel cost per gallon for the three months ended March 31, 2021 was $2.91 as compared to $2.88 for the same period in 2020.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $25 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $25 million per year.
•Landfill operating costs decreased due to a decline in leachate treatment, transportation and disposal costs due in part to decreased rainfall in select geographic regions.
•Risk management expenses decreased during the three months ended March 31, 2021 primarily due to favorable actuarial development in our workers' compensation programs, partially offset by unfavorable actuarial development in our auto liability prior year programs.
•During the three months ended March 31, 2020, we recognized a favorable insurance recovery of $10.8 million related to our closed Bridgeton Landfill as a reduction of remediation expenses in our consolidated statement of income for the applicable period.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2021		2020
Depreciation and amortization of property and equipment	$177.7	6.8%	$170.8	6.7%
Landfill depletion and amortization	87.1	3.4	83.0	3.2
Depreciation, amortization and depletion expense	$264.8	10.2%	$253.8	9.9%

Depreciation and amortization of property and equipment increased for the three months ended March 31, 2021 primarily due to additional assets acquired with our acquisitions.
Landfill depletion and amortization expense increased primarily due to an unfavorable amortization adjustment related to the asset retirement obligation at one of our closed landfills which was recognized during the three months ended March 31, 2021.
Amortization of Other Intangible Assets
Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $7.3 million, or 0.3% of revenue, for the three months ended March 31, 2021 compared to $5.3 million, or 0.2% of revenue, for the same respective period in 2020. Amortization expense increased due to additional assets acquired with our acquisitions.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $10.0 million, or 0.4% of revenue, for the three months ended March 31, 2021, compared to $9.5 million, or 0.4% of revenue, for the same respective period in 2020.
Accretion Expense
Accretion expense was $20.5 million, or 0.8% of revenue, for the three months ended March 31, 2021, compared to $20.9 million, or 0.8% of revenue, for the same respective period in 2020. Accretion expense has remained relatively unchanged as our asset retirement obligations have remained relatively consistent period over period.
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

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2021		2020
Salaries and related benefits	$194.3	7.4%	$191.3	7.5%
Provision for doubtful accounts	4.3	0.2	4.9	0.2
Other	66.8	2.6	80.9	3.2
Total selling, general and administrative expenses	$265.4	10.2%	$277.1	10.9%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2021 and 2020 are summarized below:
•Salaries and related benefits increased in aggregate dollars primarily due to higher incentive pay and wages, benefits, and other payroll related items resulting from annual merit increases.
•Other selling, general and administrative expenses decreased for the three months ended March 31, 2021, primarily due to a decrease in consulting fees as well as travel and advertising costs as a result of the COVID-19 pandemic. These decreases were partially offset by a one-time favorable legal settlement recognized during the three months ended March 31, 2020, which did not recur in 2021.
In March 2021, Donald W. Slager, Chief Executive Officer, announced his retirement from Republic Services, Inc. effective June 25, 2021. As a result of his retirement, we expect to incur a charge of approximately $20 million during the second quarter of 2021 related to the accelerated vesting of his compensation awards.
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
During the three months ended March 31, 2021 and 2020, we recorded a net gain on business divestitures and impairments of $1.1 million and $3.9 million, respectively.
Restructuring Charges
In 2020, we incurred costs related to the redesign of certain back-office software systems, which continued into 2021. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. During the three months ended March 31, 2021 and 2020, we incurred restructuring charges of $2.8 million and $3.8 million, respectively. During the same periods, we paid $4.0 million and $3.8 million, respectively, related to these restructuring efforts.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Interest expense on debt	$62.9	$82.5
Non-cash interest	16.0	15.0
Less: capitalized interest	(0.5)	(0.8)
Total interest expense	$78.4	$96.7
Total interest expense for the three months ended March 31, 2021 decreased primarily due to lower interest rates on our floating and fixed rate debt. The decrease attributable to our fixed rate debt is primarily due to the issuance of $350.0 million of 0.875% senior notes and $750.0 million of 1.750% senior notes in November 2020, $650.0 million of 1.450% senior notes in August 2020, as well as the issuance of $600.0 million of 2.300% senior notes and $400.0 million of 3.050% senior notes in February 2020, the proceeds of which were used to repay outstanding senior notes with coupons ranging from 3.550% to 5.250%.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $66.2 million and $78.1 million for the three months ended March 31, 2021 and 2020, respectively.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2021 and 2020 was 25.9% and 23.5%, respectively.
Cash paid for income taxes was a net refund of $0.4 million and a net payment of $1.4 million, respectively, for the three months ended March 31, 2021 and 2020.
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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue in the case of operating margin) follows:

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Three Months Ended March 31, 2021
Group 1	$1,299.1	$133.1	$(1.0)	$132.1	$—	$351.5	27.1%
Group 2	1,222.0	128.1	0.6	128.7	—	261.8	21.4%
Corporate entities and other	75.3	37.6	4.2	41.8	(1.1)	(120.9)	—
Total	$2,596.4	$298.8	$3.8	$302.6	$(1.1)	$492.4	19.0%

Three Months Ended March 31, 2020
Group 1	$1,254.6	$128.7	$(0.2)	$128.5	$—	$313.6	25.0%
Group 2	1,208.1	125.3	(0.2)	125.1	—	229.3	19.0%
Corporate entities and other	91.2	35.9	—	35.9	(3.9)	(109.8)	—
Total	$2,553.9	$289.9	$(0.4)	$289.5	$(3.9)	$433.1	17.0%
Financial information for the three months ended March 31, 2020 reflects the transfer of our environmental solutions operating segment from Group 2 to Corporate entities and other. Corporate entities and other include legal, tax, treasury, information technology, risk management, human resources, closed landfills, environmental solutions, and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2021 and 2020 are discussed below.
Group 1
Revenue for the three months ended March 31, 2021 increased 3.5% due to an increase in average yield in all lines of business and an increase in volume in our transfer station line of business as well as an increase in solid and special waste volumes in our landfill line of business. These increases were partially offset by volume declines in our small- and large-container collection lines of business, a decline in construction and demolition volumes in our landfill line of business, and one less workday for the three months ended March 31, 2021 as compared to the same period in 2020.
Operating income in Group 1 increased from $313.6 million for the three months ended March 31, 2020, or a 25.0% operating income margin, to $351.5 million for the three months ended March 31, 2021, or a 27.1% operating income margin.
The following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three months ended March 31, 2021, primarily due to a decrease in labor and related benefits and maintenance and repairs expenses as a result of decreased service levels attributable to the COVID-19 pandemic, decreased landfill operating costs, and one less workday as compared to the same period in 2020.
•Depreciation unfavorably impacted operating income margin for the three months ended March 31, 2021, primarily due to additional assets acquired with our acquisitions.
Group 2
Revenue for the three months ended March 31, 2021 increased 1.2%, due to an increase in average yield in all lines of business and volume increases in our transfer station line of business as well as an increase in municipal solid waste volumes in our landfill line of business. This increase was partially offset by volume declines in our collection lines of business and one less workday for the three months ended March 31, 2021 as compared to the same period in 2020.

Operating income in Group 2 increased from $229.3 million for the three months ended March 31, 2020, or a 19.0% operating income margin, to $261.8 million for the three months ended March 31, 2021, or a 21.4% operating income margin.
The following cost categories impacted operating income margin:
•Cost of operations favorably impacted operating income margin for the three months ended March 31, 2021, primarily due to a decrease in labor and related benefits, transfer and disposal costs, and maintenance and repairs expenses as a result of decreased service levels attributable to the COVID-19 pandemic, decreased landfill operating costs, and one less workday as compared to the same period in 2020.
•Depreciation unfavorably impacted operating income margin during the three months ended March 31, 2021, primarily due to additional assets acquired with our acquisitions.
Corporate Entities and Other
Operating loss in our Corporate entities and other segment increased from $109.8 million for the three months ended March 31, 2020 to $120.9 million for the three months ended March 31, 2021. The operating loss for the three months ended March 31, 2021 was unfavorably impacted by revenue declines related to our environmental solutions business, an unfavorable amortization adjustment related to the asset retirement obligation at one of our closed landfills, and favorable remediation adjustments recognized during the three months ended March 31, 2020, which did not recur in 2021, partially offset by net favorable actuarial developments recognized during the period.
Landfill and Environmental Matters
Available Airspace
As of March 31, 2021, we owned or operated 186 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2020	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2021
Cubic yards (in millions):
Permitted airspace	4,792.5	—	—	32.6	(17.9)	1.2	4,808.4
Probable expansion airspace	196.4	15.0	—	(27.3)	—	—	184.1
Total cubic yards (in millions)	4,988.9	15.0	—	5.3	(17.9)	1.2	4,992.5
Number of sites:
Permitted airspace	186	—	—	—			186
Probable expansion airspace	11	1	—	(1)			11
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
As of March 31, 2021, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 36 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 63 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2021:

	Gross Property and Equipment
	Balance as of December 31, 2020	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2021
Land	$467.1	$—	$—	$0.3	$—	$—	$0.1	$467.5
Non-depletable landfill land	166.3	0.1	—	—	—	—	—	166.4
Landfill development costs	7,991.7	0.6	—	—	10.4	3.4	125.3	8,131.4
Vehicles and equipment	8,119.0	129.6	(60.1)	2.4	—	—	23.7	8,214.6
Buildings and improvements	1,402.5	2.1	(0.1)	1.2	0.4	—	11.9	1,418.0
Construction-in-progress - landfill	303.8	42.4	—	—	—	—	(126.0)	220.2
Construction-in-progress - other	107.4	27.8	—	—	—	—	(36.2)	99.0
Total	$18,557.8	$202.6	$(60.2)	$3.9	$10.8	$3.4	$(1.2)	$18,717.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2020	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2021
Landfill development costs	$(4,249.5)	$(83.2)	$—	$—	$(3.8)	$—	$(4,336.5)
Vehicles and equipment	(4,953.4)	(161.5)	58.8	—	—	—	(5,056.1)
Buildings and improvements	(628.7)	(16.7)	0.1	—	—	—	(645.3)
Total	$(9,831.6)	$(261.4)	$58.9	$—	$(3.8)	$—	$(10,037.9)

Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$23.2	$38.2
Restricted cash and marketable securities	134.6	149.1
Less: restricted marketable securities	(69.5)	(73.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$88.3	$114.2
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills as well as restricted cash and marketable securities related to our insurance obligations.

The following table summarizes our restricted cash and marketable securities:

	March 31, 2021	December 31, 2020
Capping, closure and post-closure obligations	$31.6	$31.5
Insurance	103.0	117.6
Total restricted cash and marketable securities	$134.6	$149.1
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
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$661.0	$595.8
Cash used in investing activities	$(344.6)	$(461.7)
Cash (used in) provided by financing activities	$(342.3)	$31.9
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2021 and 2020 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $0.1 million during the three months ended March 31, 2021, compared to a decrease of $1.3 million during the same period in 2020, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $8.9 million during the three months ended March 31, 2021 due to the timing of billings net of collections, compared to a $28.0 million decrease in the same period in 2020. As of March 31, 2021, our days sales outstanding were 38.4, or 25.8 days net of deferred revenue, compared to 38.6, or 26.4 days net of deferred revenue, as of December 31, 2020.
•Our prepaid expenses and other assets decreased $62.5 million during the three months ended March 31, 2021, compared to an $88.2 million decrease in the same period in 2020, primarily due to timing of our estimated tax payments. Cash paid for income taxes was a net refund of $0.4 million and a net payment of $1.4 million for the three months ended March 31, 2021 and 2020, respectively.
•Our accounts payable increased $27.6 million during the three months ended March 31, 2021, compared to a $37.2 million decrease in the same period in 2020, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $11.0 million during the three months ended March 31, 2021, compared to $8.7 million in the same period in 2020. The increase in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $8.3 million lower during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to $3.2 million of payments related to management and monitoring of the remediation area of our closed Bridgeton Landfill in Missouri during the three months ended March 31, 2021 as compared to $12.1 million of payments for the same period in 2020.

In addition, cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $66.2 million and $78.1 million for the three months ended March 31, 2021 and 2020, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2021 and 2020 are summarized below:
•Capital expenditures during the three months ended March 31, 2021 were $331.0 million, compared with $373.1 million for the same period in 2020.
•During the three months ended March 31, 2021 and 2020, we paid $18.0 million and $61.0 million, respectively, for acquisitions and investments.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows (Used in) Provided by Financing Activities
The most significant items affecting the comparison of our cash flows (used in) provided by financing activities for the three months ended March 31, 2021 and 2020 are summarized below:
•Net payments from notes payable and long-term debt and senior notes were $180.1 million during the three months ended March 31, 2021, compared to net proceeds of $271.8 million in the same period in 2020.
•During the three months ended March 31, 2021, we repurchased 0.1 million shares of our stock for $12.7 million compared to repurchases of 1.2 million shares for $98.8 million during the same period in 2020.
•Dividends paid were $135.5 million and $129.2 million during the three months ended March 31, 2021 and 2020, respectively.
Financial Condition
Debt Obligations
As of March 31, 2021, we had $168.7 million of principal debt maturing within the next 12 months, which includes certain variable rate tax-exempt financings, finance lease obligations and debentures. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our $2.25 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of March 31, 2021.
An extended period of economic disruption associated with the COVID-19 pandemic could further disrupt the global supply chain, negatively impact demand for our services, and disrupt financial markets. These effects could materially and adversely affect our business and financial condition, including our access to sources of liquidity. We will continue to monitor the evolving COVID-19 pandemic along with the effect on our business and access to capital markets. Refer to Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for a discussion of certain risk factors related to this pandemic.
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
The 364-Day Credit Facility is subject to facility fees based on applicable rates defined in the 364-Day Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our 364-Day Credit Facility totaled $1.0 billion as of March 31, 2021 and December 31, 2020. The 364-Day Credit Facility can be used for working capital, capital expenditures, acquisitions, and other general corporate purposes. The 364-Day Credit Facility agreement requires us to comply with financial and other covenants, which are consistent with the financial and other covenants included in our Credit Facility. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of March 31, 2021 and December 31, 2020, we had no borrowings outstanding under our 364-Day Credit Facility.
The Credit Facility
In 2018, we entered into a $2.25 billion unsecured revolving credit facility (as amended, the Credit Facility), which matures in June 2023. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. At our option, borrowings under the Credit Facility bear interest at a Base Rate, or a Eurodollar Rate, plus an applicable margin based on our Debt Ratings (all as defined in the Credit Facility agreement).
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,873.0 million and $1,671.8 million as of March 31, 2021 and December 31, 2020, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of March 31, 2021, we had no borrowings under our Credit Facility, and as of December 31, 2020, we had $186.0 million of borrowings under our Credit Facility. We had $361.3 million and $376.5 million of letters of credit outstanding under our Credit Facility as of March 31, 2021 and December 31, 2020, respectively.
Uncommitted Credit Facility
We also have an Uncommitted Credit Facility, which bears interest at LIBOR or a Cost of Funds rate (both as defined in the Uncommitted Credit Facility agreement), plus an applicable margin. We can use borrowings under the Uncommitted Credit Facility for working capital and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2021, we had $12.6 million outstanding under our Uncommitted Credit Facility. As of December 31, 2020, we had no borrowings outstanding under our Uncommitted Credit Facility.
Financial and Other Covenants
The Credit Facility and 364-Day Credit Facility (collectively, the Credit Facilities) require us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facilities, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The 364-Day Credit Facility and the Credit Facility, as amended, provide that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The 364-Day Credit Facility and the Credit Facility, as amended, also provide that there may not be more than two elevated ratio periods during the respective terms of the Credit Facility and 364-Day Credit Facility agreements. As of March 31, 2021, our total debt to EBITDA ratio was 2.94 compared to the 3.75 maximum allowed by the covenants. As of March 31, 2021, we were in compliance with the covenants under our Credit Facilities, and we expect to be in compliance throughout the remainder of 2021.
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

Senior Notes and Debentures
In November 2020, we issued $350.0 million of 0.875% senior notes due November 2025 (the 0.875% Notes) and $750.0 million of 1.750% senior notes due February 2032 (the 1.750% Notes). We used the net proceeds from the 0.875% Notes and 1.750% Notes to redeem all $850.0 million of the outstanding 3.550% senior notes due June 2022 and $250.0 million of the $550.0 million outstanding 4.750% senior notes due May 2023 (the 4.750% Notes).
In August 2020, we issued $650.0 million of 1.450% senior notes due February 2031 (the 1.450% Notes). We used the net proceeds to redeem all $600.0 million of the outstanding 5.250% senior notes due November 2021 plus a make-whole premium of $34.0 million. The remaining proceeds were used for general corporate purposes.
In February 2020, we issued $600.0 million of 2.300% senior notes due March 2030 (the 2.300% Notes) and $400.0 million of 3.050% senior notes due March 2050 (the 3.050% Notes). We used the net proceeds from the 2.300% Notes and 3.050% Notes to repay $850.0 million of 5.000% senior notes that matured in March 2020. The remaining proceeds were used to repay amounts outstanding under our unsecured credit facilities as well as for general corporate purposes.
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
Tax-Exempt Financings
As of March 31, 2021 and December 31, 2020, we had $1,104.9 million and $1,104.7 million of certain variable rate tax-exempt financings outstanding, respectively, with maturities ranging from 2021 to 2050. During the second quarter of 2020, we issued $60.0 million of tax-exempt financings.
Finance Leases
We had finance lease liabilities of $207.4 million and $206.5 million as of March 31, 2021 and December 31, 2020, respectively, with maturities ranging from 2021 to 2063.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of March 31, 2021, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Pronouncements
For a description of new accounting standards that may affect us, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of March 31, 2021, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $78.9 million during the three months ended March 31, 2021, or 3.0% of revenue, compared to $79.6 million, or 3.1% of revenue, during the comparable period in 2020.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of March 31, 2021, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $12 million.
Revenue from recycling processing and commodity sales during the three months ended March 31, 2021 and 2020 was $87.6 million and $67.8 million, respectively.
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
As of March 31, 2021, we had $1,123.8 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $14 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.

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
In December 2020, we acquired all of the issued and outstanding equity interests of Randy's Sanitation, LLC and Randy's Rentals, LLC. Additionally, we acquired certain assets and assumed certain liabilities from Gallegos Sanitation, Inc. and related entities as well as Eagle Waste & Recycling, Inc. and related entities. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of March 31, 2021 did not include an assessment of internal control over financial reporting as it relates to these acquisitions. We will continue the process of implementing internal control over financial reporting for these acquired businesses. As of March 31, 2021, these businesses contributed approximately 1% of revenue to our unaudited consolidated financial statements for the three months ended March 31, 2021.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $28 million relating to our outstanding legal proceedings as of March 31, 2021. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $9 million higher than the amount recorded as of March 31, 2021.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $1,000,000 or More
Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. We have determined such threshold to be $1,000,000. We are disclosing the following matters in accordance with that requirement:
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
ITEM 1A.    RISK FACTORS.
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes during the three months ended March 31, 2021 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our 2020 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2021:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 1 - 31	—	$—	—	$2,000,000,000
February 1 - 28	109,337	$89.54	109,337	$1,990,209,774
March 1 - 31	32,100	$89.95	32,100	$1,987,322,434
	141,437		141,437
a.In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2021, no repurchased shares were pending settlement.
b.The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2020 authorization.
c.Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units and performance stock units issued to employees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Exhibit

10.1+*	Offer letter, dated March 26, 2021, by and between Jon Vander Ark and Republic Services, Inc.

10.2+*	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective June 25, 2021, by and between Jon Vander Ark and Republic Services, Inc.

10.3+*	Transition Agreement, effective March 26, 2021, by and between Donald W. Slager and Republic Services, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	May 5, 2021	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2021	By:	/s/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)