Form 10-K
period 2021-12-31
REPUBLIC SERVICES, INC.
filed 2022-02-11
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2021, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $35.0 billion.
As of February 3, 2022, the registrant had outstanding 316,431,349 shares of Common Stock (excluding treasury shares of 3,146,953).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I
ITEM 1.BUSINESS
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2021, we operated facilities in 41 states through 356 collection operations, 239 transfer stations, 198 active landfills, 71 recycling processing centers, 3 treatment, recovery and disposal facilities, 3 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells, and 7 deep injection wells. We are engaged in 77 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 124 closed landfills. We were incorporated in Delaware in 1996.
We believe the total addressable environmental services market in which we operate generates approximately $91 billion of annual revenue, which includes the $67 billion U.S. recycling and solid waste industry and $24 billion of the broader environmental services industry. Within our recycling and solid waste business, we prioritize investments in market verticals with above average growth rates and higher return profiles. Environmental services remains fragmented which provides consolidation opportunities to drive scale. We believe we will be able to further expand our addressable market into other segments of the environmental services industry over time by leveraging our differentiated capabilities.
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
Our purpose-driven vision is to partner with customers to create a more sustainable world. We believe that our products and services are valuable to our customers and essential for long-term sustainability. We further believe our focus and commitment to sustainability allows us to attract and retain the best talent, win more customers, increase customer loyalty, and ultimately drive higher revenue and profits.
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (COVID-19) a pandemic. The COVID-19 pandemic has impacted the global economy as well as certain aspects of our operations and performance. During this time, we continued to provide essential services to our customers while prioritizing the health and safety of our employees. In April 2020, we launched our Committed to Serve initiative to help our employees, customers and communities across the United States. The impact of COVID-19 on our business and associated costs are discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
Foundational Elements
Our strategy is designed to generate profitable growth by sustainably managing our customers’ needs, and it is underpinned by three foundational elements – (1) our market position, (2) our operating model, and (3) our people and talent agenda.
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
•Expansion of Recycling Capabilities - Based on the most recent U.S. Environmental Protection Agency (EPA) data, we believe approximately 32% of municipal solid waste is recycled and/or composted. We expect that percentage to increase over the long-term as communities enhance and expand their recycling programs for their residents. As a key player in the circular economy, we are strategically focused on expanding recycling volume through innovative material handling processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an appropriate return. We will continue to look for opportunities to expand or enhance our recycling capabilities in markets where customers are demanding these services and demonstrating a willingness to pay, and we can earn an appropriate return on our investment.
•Infrastructure Development - We seek to identify opportunities to further our position as a vertically integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, transfer stations, landfills and recycling processing centers. Where appropriate, we seek to obtain permits to build transfer stations, recycling processing centers and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Additionally, we seek opportunities to expand and permit new airspace at our existing landfills in order to replace airspace consumed. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available. Through landfill and fleet innovation, recycling and circularity of key materials, and renewable energy production, we’re committed to environmentally responsible operations that increase our efficiency as well as our ability to partner with customers to create a more sustainable world.
External Growth
•Acquisitions and Public-Private Partnerships - Our acquisition growth strategy focuses primarily on acquiring privately held recycling and solid waste companies and environmental solutions businesses that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately-held companies, including increasing competition in the environmental services industry, increasing capital requirements due to changes in regulatory requirements and technology and the limited number of exit strategies for privately-held companies. We also evaluate opportunities to acquire operations and facilities that are being divested by other publicly-owned companies.
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
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. We have a dedicated team of safety professionals at our corporate headquarters and in our field operations, the leader of which reports directly to our Chief Operating Officer. Due to the nature of our industry, we make safety a top priority and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 38% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer, and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees touch, there are constant reminders for employees to go home in the same condition in which they came to work. Our goal is to ensure every one of our employees returns home safely each night.
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
•Focus Together: This effort is the very core of our safety program and is designed to help frontline employees eliminate the six most common types of serious incidents.
•Lead Together: We provide best-in-class communication channels and advanced training techniques for all frontline supervisors and managers to help them guide their teams.
•Partner Together: Staying safe requires involvement by employees at all levels. We’ve increased leadership visits with frontline employees and supervisors to support each divisions’ safety goals.
•Celebrate Together: We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, the National Waste & Recycling Association’s Driver of the Year. Republic drivers have won 72% of the Driver of the Year awards issued for the large truck category since 2009. In addition, our best drivers are recognized and rewarded with competing in our National Road-EO competition.
•Analyze Together: We analyze real-time data to make short- and long-term decisions and identify opportunities for improvement. Examples include analysis of roadway awareness training, data mapping and other employee protection and preparedness insights.
•Innovate Together: We employ the latest technologies in our fleet, including automation, rear cameras, in-cab backup alarms, and event recording systems and take a data-driven approach to support our employees. We’re also working with equipment manufacturers to incorporate safety elements such as seat belt alarms, blind spot awareness, lane departure alarms and other potentially lifesaving equipment in our fleet.
We believe our Safety Amplified program will provide additional benefits for our Company and stakeholders including:
•further strengthening relationships within the communities we service;
•enhancing customer trust;
•streamlining operational processes and increasing productivity;
•delivering a reputational advantage, including positioning our Company as an employer-of-choice;
•building and sustaining a safety culture in all areas of our business; and
•contributing to employee engagement.
For more information regarding our safety performance, refer to our Sustainability Accounting Standards Board (SASB) report, which can be found at republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Securities Exchange Act of 1934, as amended (Exchange Act).
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
Compressed Natural Gas (CNG) Vehicles
Approximately 21% of our fleet operates on CNG. Approximately 13% of our replacement vehicle purchases during 2021 were CNG vehicles. We believe using CNG vehicles provides us a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG vehicles reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2021, we operated over 40 CNG fueling stations.
Fleet Electrification
We are taking a leadership position in electric technology innovation for our fleet. This is a critical step toward reducing our environmental impact through lower fleet emissions, and we believe it will also improve our total cost of ownership while providing a competitive advantage in certain communities. We are partnering with multiple manufacturers to pilot electric-powered recycling and solid waste trucks. As electric vehicle technology continues to develop, we will further deploy electrification to our fleet.
Standardized Maintenance
Based on an industry trade publication, we operate the fifth largest vocational fleet in the United States. As of December 31, 2021, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,000	7.3
Small-container	4,900	6.7
Large-container	4,500	8.8
Total	16,400	7.6
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
People and Talent Agenda
Being human-centered is at the core of our robust people and talent agenda. We strive to maintain an environment that attracts and retains the best talent. Our over 35,000 full-time employees are a critical component in successfully executing our strategy and running our operations. We aspire to always be a company where the best people, with exceptional talents and diverse backgrounds, can thrive, and we foster a culture of caring where people feel respected, supported, and encouraged to bring their best selves to work.
We are dedicated to driving our people and talent agenda, which includes (1) representing the diversity of the communities we serve and sustaining a safe and inclusive culture, (2) maintaining a highly engaged workforce, (3) developing our talent through learning and development experiences, and (4) offering rewards that attract and retain the best workforce. We review key progress metrics such as representation, engagement and turnover and regularly report on these metrics to our Board of Directors. This level of reporting holds all of our leaders accountable for the continued growth and development of our people.
Inclusion and Diversity
We believe the composite strength of our employees’ ideas – built on their unique experiences and backgrounds – is essential to our ability to meet and anticipate our customers’ needs. We are proud of the diversity of our front-line workforce, as it closely represents the demographics of the communities we serve. We are relentless in our focus to improve representation of diverse groups across all levels of the Company. Our commitment to inclusion and diversity starts at the top of our organization, as outlined in our Mission of Supporting an Inclusive Culture (MOSAIC), established in 2013, and supported by the MOSAIC Council. The MOSAIC Council consists of leaders from across the Company who serve as ambassadors and thought partners for inclusion and diversity. This enables us to continue to develop new strategies and activities that are tied to the needs of our employees, customers and business with the goal of creating an even more inclusive work environment and diverse workforce.
We support inclusion and connectivity for our diverse populations through our business resource groups, including Women of Republic, VALOR (Veterans, Advocacy, Learning, Outreach and Recruiting), and the Black Employee Network (BEN). Given the representation of LatinX employees in our workforce and the desire to create community amongst this valued population, we launched Unidos in the summer of 2021. While business resource groups help to drive a more inclusive environment for our diverse populations, we remain committed to driving inclusion for all of our employees.
As the nation continues to experience inflection points in race relations, we are well-positioned to address the call for social justice because it aligns with our human centered values and is reinforced by our existing commitment to advancing and supporting Black employees and Black communities.
In 2021, we continued our focus on providing programs and virtual events to advance awareness, education and connectivity across our workforce. Our “Let’s Talk” series, which has had over 10,000 virtual attendees, is aimed at furthering our employees' understanding and empathy related to the topic of inclusion and diversity. In conjunction with this series, we launched "Let's Connect" – an opportunity for employees and diverse groups to share their unique experiences and perspectives directly with our CEO. We will continue to offer opportunities to help our employees conduct courageous and authentic conversations with one another, and we are committed to maintaining a work environment where people of all backgrounds feel valued and safe to share their perspectives.
Employee Engagement
We believe an engaged workforce is a key element of our success as engaged employees deliver better customer service and are more productive. We measure employee engagement through a third-party survey, assessing employee sentiment on a variety of topics such as pride for the Company, job satisfaction and intention to stay. Our data reinforces that business units with a highly engaged workforce experience less turnover. We also found that employees whose leaders are highly inclusive are more likely to speak up and share their perspective. Regularly hearing from our employees allows us to understand how to support and strengthen an exceptional employee experience. Our goal is to achieve and maintain employee engagement scores at or above 88% by 2030. Our employee engagement score was approximately 84% in 2021, which is above national benchmarks by almost eight points. Approximately 98% of our employees participated in the engagement survey process in October 2021 which represented an all-time high participation rate, compared to approximately 92% in April 2021. Employee engagement is a core part of our business strategy, which is why we compensate our General Managers on their employee engagement scores. This reinforces our commitment for leaders to listen and take action on employee feedback and helps to ensure that our leaders are held accountable and rewarded for their efforts to drive a more engaged workforce.
Talent Development
We are committed to providing our employees with opportunities to develop throughout their careers. Our programs, including new hire onboarding and new leader assimilation, reinforce our Company values, expectations, and business approach. Targeted development experiences support the growth of people in key roles, including Driver Training, Technician Training, Supervisor Training, Sales Acceleration, General Manager Onboarding, and more. We believe these programs provide the fundamental skills necessary to be successful across roles. In order to meet the specific needs of the business, in July 2021, we opened a comprehensive Technical Training Institute where we are able to train and develop technicians. In 2021, 20 technicians participated in the program.
Our leadership programs are a critical part of growing our people. We remain focused on attracting, hiring and developing early career leaders. Our rotational training and development programs, including our General Manager Acceleration Program and Leadership Trainee Program, help us attract, develop and advance a diverse and talented pool of individuals from across our organization. Our Executive Leadership team sponsors these programs, providing visibility and support for the career advancement of our high-potential talent across the organization. Since the beginning of these programs in 2017, approximately 60 leaders have graduated into leadership positions. We have found that these programs and experiences help ensure that the next generation of leaders build the necessary skills and experiences to be successful in their roles today, and in the future.
We continue to leverage innovative training methods using mixed mediums to deliver trainings and instruction to our employees across the country. We remain committed to expanding employee participation in learning programs that are relevant to our business strategy and contribute to career advancement for our employees.
As we continue to grow as a Company, we are investing in new technology and tools so employees can do their jobs safely and effectively, while providing day-to-day stability and professional development.
Rewards
We offer compensation and benefits that help improve our employees' overall financial, physical, and emotional wellbeing, as well as recognize hard work with opportunities to grow. Our commitment to paying market competitive wages enables us to attract and hire talent all across the country, including an expansion of many opportunities to work remotely. Our approach to paying for performance supports our focus on pay equity. Our compensation packages are designed to provide employees with a stable and livable wage and growth potential. Our focus on wellness also provides our employees with access to preventative care, advice on financial planning and support for mental health, contributing to our efforts to provide a total rewards package that improves and enhances the lives of our employees.
Differentiating Capabilities
To effectively execute our strategic plan, we prioritize the development and investment in capabilities that will differentiate us in the marketplace. These capabilities include – (1) customer zeal, (2) digital, and (3) sustainability.
Customer Zeal
The goal of customer zeal is to drive customer loyalty by offering differentiated products and services specifically designed to meet our customers’ needs. We believe this increases customer satisfaction and willingness to pay for a higher value service. Customer Zeal is a cultural commitment to enable and empower our employees to own their role in the customer experience.
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
In response to our customers’ requests, we expanded our suite of products to include electronics recycling and universal recycling. For those services that we don’t provide, we fulfill demand through our alliance partnerships while maintaining the customer facing relationship.
To help ensure a consistent customer experience, we invested in our customer service capabilities and our centralized Customer Resource Center. This state-of-the-art center and the technology it employs provide our customer service employees with the tools and capabilities they need to provide better levels of service though a variety of communication channels. These centers enhance the customer experience and provide us a platform to reduce the cost to service our customers.
To help ensure our efforts are making an impact and building customer loyalty, we solicit feedback from our customers, including Net Promoter Score℠, so that every General Manager receives recent, relevant feedback that allows him or her the ability to reach out to customers directly and address issues immediately.
Digital
The goal of our digital priority is to allow us to provide a consistent experience across our business while enabling our customers to do business with us through more channels and with better access to information.
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
•Our e-commerce sales channel allows customers to secure services on a real-time basis, provides capabilities to meet our customers' evolving buying preferences, and provides a lower cost sales channel.
We are also leveraging technology to digitally connect our customers, drivers, dispatchers, supervisors and trucks via our "RISE" dispatch platform and in-cab technology. We are utilizing an agile iterative approach to the development and multi-year roll-out of this technology to ensure durable adoption and an appropriate return on our investment. With the roll-out of this technology we will improve productivity through more real-time routing information and data visualization tools, increase customer connectivity and enable automated service verification communications, and enhance the employee experience by providing better tools and technology designed around employee interaction. The implementation of the "RISE" dispatch platform was substantially completed in 2020. The rollout of the "RISE" in-cab technology enhancements across our collection fleet will continue through 2023.
Sustainability
The goal of our sustainability strategic pillar is to provide our customers with sustainable solutions that support a cleaner, safer, and healthier world. We have long been a leader in environmental services and sustainability. We introduced our Elements of

Sustainability, the foundation of our sustainability platform, in 2014. Our elements - Safety, Talent, Climate Leadership, and Communities - are deeply integrated into our business and anchor our ambitious 2030 sustainability goals.
Our Board of Directors’ Sustainability & Corporate Responsibility Committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risks, including cyber security, environmental, climate related risks and opportunities, and reputational risks. The Committee meets at least quarterly to be updated on progress and conducts a formal comprehensive review of the Company’s performance in these areas on an annual basis.
Our 2030 Sustainability Goals
As we grow, so does our opportunity to make a meaningful, positive impact on the environment and society. Our ambitious 2030 goals are aligned with the UN Sustainable Development Goals(1) and have guided our strategy since 2019. Each goal is aligned with one of the Company's elements of sustainability, and together they are designed to significantly benefit the environment and society, while enhancing the foundation and profitability of our business for the long-term.
•Safety Amplified: Achieve zero annual employee fatalities and reduce OSHA Total Recordable Incident Rate (TRIR) to 2.0 or less by 2030
•Engaged Workforce: Achieve and maintain employee engagement scores at or above 88% by 2030
•Science Based Target: Reduce absolute Scope 1 and 2 greenhouse gas emissions 35% by 2030(2), approved by SBTi(3), with an interim goal of achieving a 10% reduction by 2025
•Circular Economy: Increase recovery of key materials by 40% on a combined basis by 2030(2)
•Renewable Energy: Increase beneficial reuse of biogas by 50% by 2030(2)
•Charitable Giving: Positively impact 20 million people by 2030(2)
We believe that reducing our impact on the planet and improving the quality of life for its inhabitants are the right things to do, and they are also necessary actions to ensure a vibrant future for our organization.
Refer to our Sustainability, Task Force on Climate-Related Financial Disclosures (TCFD), SASB, and Global Reporting Initiative (GRI) Reports and CDP Climate Change Questionnaire for updates regarding our progress towards these goals, which can be found at republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.

(1) We have aligned our 2030 goals with the following UN Sustainable Development Goals: (8) Decent Work and Economic Growth, (11) Sustainable Cities and Communities, (12) Responsible Consumption and Production and (13) Climate Action.
(2) Data points used 2017 as the baseline year.
(3) SBTi, or Science Based Targets initiative, is a collaboration between CDP, the United Nations Global Compact (UNGC), World Resources Institute (WRI), and the World Wide Fund for Nature (WWF).

Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. The predictability of our free cash flows allows us to efficiently execute our capital allocation strategy, which includes investing in acquisitions and returning free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB by Fitch Ratings, Inc. and Baa2 by Moody’s Investors Service, Inc. as of December 31, 2021. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities, and by closely managing our working capital.
Dividends
In July 2021, our Board of Directors approved an increase in the quarterly dividend to $0.46 per share, which represents an increase of approximately 8% over the prior year. Over the last five years, our dividends have increased at a compounded annual growth rate of 5.9%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for repurchase authority remaining as of December 31, 2021.
Shareholder Value
We are committed to creating long-term shareholder value by generating consistent earnings and cash flow growth, while continually improving returns on invested capital. Our incentive compensation programs are aligned with these objectives at all levels of management. We have an active shareholder outreach program and routinely interact with shareholders on a number of matters, including environmental, social, governance, and executive compensation.
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
Jon Vander Ark was named Chief Executive Officer in 2021. Since joining Republic in 2013, Mr. Vander Ark has held management roles of increasing responsibility, including Executive Vice President, Chief Marketing Officer, Executive Vice President, Operations, Executive Vice President, Chief Operating Officer, President and his current role as President and Chief Executive Officer. Prior to joining the Company, he served as a partner at McKinsey & Company’s Detroit office, managing clients across a variety of industries, including transportation, logistics, manufacturing and consumer products.
Brian Bales was named Executive Vice President, Chief Development Officer in February 2015. Mr. Bales has been with Republic for over 20 years, serving as Executive Vice President, Business Development from December 2008 to February 2015, and Vice President, Corporate Development from 1998 to December 2008. Prior to his time at Republic, Mr. Bales held roles of increasing responsibility in finance and business development for Ryder System, Inc. from 1993 to 1998, and served as chief financial officer for EDIFEX & VTA Communications from 1988 through 1993. Prior to that, Mr. Bales was an accountant for PwC (formerly Price Waterhouse) from 1986 to 1988. Mr. Bales serves on the Board of Directors of Insurance Auto Auctions, Inc.
Sumona De Graaf was named Executive Vice President, Chief Human Resources Officer effective January 2022. Ms. De Graaf joined the Company in January 2020 as Senior Vice President and Chief Human Resources Officer where she was responsible for overseeing and executing our talent strategy. Prior to joining the Company, Ms. De Graaf worked for ghSMART advising boards and coaching executive leaders. Before ghSMART, Ms. De Graaf was the Global Head of Career Development at Bloomberg LP and held roles in learning and diversity for both American Express and Goldman Sachs.
Brian DelGhiaccio was named Executive Vice President, Chief Financial Officer in June 2020. Mr. DelGhiaccio has over 20 years of experience in a variety of roles of increasing responsibility. He was named Executive Vice President and Chief Transformation Officer in June 2019. Before that, Mr. DelGhiaccio served as Vice President, Investor Relations from 2012 to 2014, progressed to Senior Vice President, Finance from 2014 to 2017 and then to Senior Vice President, Business Transformation in 2017. Prior to his time at Republic, Mr. DelGhiaccio was a senior consultant with Arthur Andersen.
Catharine D. Ellingsen was named Executive Vice President, Chief Legal Officer, Chief Ethics & Compliance Officer, and Corporate Secretary in June 2016. Ms. Ellingsen joined the Company as Corporate Counsel in August 2001 and has experience in a variety of roles of increasing responsibility. She was named Managing Corporate Counsel in January 2003, Director, Legal and Associate General Counsel in January 2005, and Vice President and Deputy General Counsel in June 2007. Ms. Ellingsen was named Senior Vice President, Human Resources in August 2011 and served in that position until June 2016. Before joining the Company, Ms. Ellingsen was an attorney at Steptoe & Johnson LLP from 1996 to 2001 and at Bryan Cave LLP from 1993 to 1996. Ms. Ellingsen serves on the Boards of Directors of Bunker Hill Group, Nebraska Distributing Company and Daseke, Inc.
Amanda Hodges was named Executive Vice President, Chief Marketing Officer in November 2020. In this role, Ms. Hodges oversees marketing, communications, product development, customer engagement, and revenue management for the Company. Prior to joining Republic, Ms. Hodges spent 15 years in leadership roles for Dell Technologies, most recently serving as Senior Vice President of North America Marketing and the Global Executive Briefing Program. Before joining Dell, Ms. Hodges worked as a consultant for McKinsey & Company.
Jeffrey A. Hughes was named Executive Vice President, Chief Administrative Officer in December 2008. Before that, Mr. Hughes served as Senior Vice President, Eastern Region Operations for Allied Waste Industries, Inc. (Allied) from 2004 until the Allied acquisition in December 2008. Mr. Hughes served as Assistant Vice President of Operations Support for Allied from 1999 to 2004 and as a District Manager for Allied from 1988 to 1999. Mr. Hughes has over 29 years of experience in the solid waste industry.
Katrina Liddell was named Executive Vice President, Chief Commercial Officer in June 2021. In this role, she is responsible for leading the Company’s Sales organization, which includes Field Sales, National Accounts, Manufacturing and Environmental Services, and Municipal Services. She also oversees the Customer Resource Centers. Prior to joining the Company, Ms. Liddell held the role of President, Global Forwarding and Expedite for XPO Logistics Inc., a global transportation and contract logistics company. Before joining XPO, Ms. Liddell spent 14 years with Johnson Controls International, where she held senior leadership roles in enterprise account management, vertical market development, operations, product development and customer relations.
Tim Stuart was named Executive Vice President, Chief Operating Officer in May 2019. Prior to his current role, Mr. Stuart served as Executive Vice President, Operations from January 2016 to May 2019, where he was responsible for maximizing field performance, executing the operating plan, and achieving financial and operational results across the Company. Mr. Stuart has over 20 years of experience in the waste industry. He previously served as the Company’s East Region President from September 2013 to January 2016. He joined Republic in April 2006 as Director of Operations, and has held a variety of roles with the Company, including Area President, Vice President of Customer Experience, and Region Vice President. Mr. Stuart serves on the Board of Directors of Romeo Power, Inc.
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
Integrated Operations
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by controlling material streams from the point of collection through recycling processing or disposal. During the year ended December 31, 2021, approximately 68% of the total solid waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling processing centers in markets where diversion of waste is a priority, customers are willing to pay for the service, and we can earn an appropriate return on our investment.
Our operations primarily consist of providing environmental services, including the collection and processing of recyclable materials, collection, transfer and disposal of non-hazardous solid waste, and other environmental solutions.
Collection Services
We provide residential, small-container, and large-container collection services through 356 collection operations. In 2021, approximately 74% of our total revenue was derived from our collection business, of which approximately 22% of our total revenue related to residential services, approximately 30% related to small-container services, and approximately 21% related to large-container services.
Our residential collection business involves the curbside collection of material for transport to transfer stations, or directly to landfills, recycling processing centers, or organics processing facilities. We typically perform residential collection services under contracts with municipalities, which we generally secure through competitive bids, which give us exclusive rights to service all or a portion of the homes in the municipalities. These contracts usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on the market, collection frequency, type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the customers receiving the service.
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
Transfer Services
We own or operate 239 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 6% of our revenue during 2021. Our collection operations deposit material at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling processing centers. Transfer stations provide collection operations with a cost effective means to consolidate material and reduce transportation costs while providing our landfills with an additional mechanism to extend their geographic reach.
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
Landfill Services
We own or operate 198 active landfills. Our landfill tipping fees charged to third parties accounted for approximately 13% of our revenue during 2021. As of December 31, 2021, we had 39,618 permitted acres and total available permitted and probable expansion disposal capacity of 5.0 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations, and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are seeking to expand permitted capacity at certain landfills; however, all proposed or future expansions may not be permitted.
Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides economic and environmental benefits, including reducing greenhouse gas emissions through the capture and use of methane. As of December 31, 2021, we operated 77 landfill gas and renewable energy projects. The majority of these projects were developed and are owned by a third party.
We also have responsibility for 124 closed landfills, for which we have associated closure and post-closure obligations.
Recycling Processing Services
We own or operate 71 recycling processing centers. These centers generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 4% of our total revenue during 2021. Approximately 80% of our total recycling processing center volume is fiber based and includes OCC, ONP and other mixed paper. During 2021, we processed and sold 2.2 million tons, excluding glass and organics, from our recycling processing centers. An additional 2.1 million tons were collected by us and delivered to third parties. We are investing in advanced recycling technology and have expanded our organics operations to help customers meet their diversion goals, processing and selling 1.0 million tons of organic material from our recycling processing centers in 2021.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $22 million and $10 million, respectively.
In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party processing facilities.
As consumer demand for recycling services has increased, we have met that demand by integrating recycling components into each of our collection service offerings. Our goal is to provide a complete material stream management solution to our customers in a vertically integrated, environmentally sustainable way.
We continue to invest in proven technologies to control costs and to simplify and streamline recycling for our customers. For example, robotics and advanced sorting equipment, such as disk screens, magnets and optical sorters, identifies and separates different kinds of paper, metals, plastics and other materials to increase efficiency and maximize our recycling efforts.
Environmental Solutions
In addition to certain of our landfill disposal sites, we own or operate 3 treatment, recovery and disposal facilities, 3 treatment, storage and disposal facilities, 6 salt water disposal wells and 7 deep injection wells. Environmental solutions volume is generated by the daily operations of industrial, petrochemical and refining facilities, including maintenance, plant turnarounds and capital projects. Additionally, it is generated from the by-products of oil and natural gas exploration and production activity. We provide these customers with environmentally responsible solutions to manage their waste needs including treatment, consolidation and disposal of solid and liquid material, field and industrial services, rental, and in-plant services, such as transportation and logistics. In 2021, approximately 2% of our revenue was derived from environmental solutions.
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
We provide essential recycling and solid waste collection and disposal services in the communities we serve and our operations can be adversely affected by periods of inclement or severe weather and natural disasters, which could increase the volume of material collected under our existing contracts (without corresponding compensation), delay the collection and disposal of material, reduce the volume of material delivered to our disposal sites or delay the construction or expansion of our landfill sites and other facilities and may increase with the physical impacts of climate change. The impacts from adverse weather and natural disasters have the potential to last several months and to affect several facilities. We have business continuity plans in place for severe weather, natural disasters and other emergencies—hurricanes, tornadoes, flooding, winter storms, earthquakes and wildfires, among others—to help limit disruptions in our operations and help ensure the continuity of our services. Our operations can also be favorably affected by severe weather and natural disasters, which could increase the volume of material in situations where we are able to charge for our additional services.
Regulation
Our facilities and operations are subject to a variety of federal, state and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, recycling processing centers, certain solid waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Any revocation, modification or denial of permits could have a material adverse effect on us. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. EPA and various other federal, state and local authorities administer these regulations.
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
We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, from time to time we have been issued citations or notices from governmental authorities that have resulted in the need to expend funds for remedial work and related activities at various landfills and other facilities or in the need to expend funds for fines, penalties or settlements. Citations and notices may be issued in the future, notwithstanding our strong regulatory compliance efforts. We have established final capping, closure, post-closure and remediation reserves that we believe, based on currently available information, will be adequate to cover our current estimates of regulatory costs; however, actual costs may exceed our reserves.
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
Subtitle C of RCRA establishes a framework for regulating the disposal of hazardous waste, and Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle C set requirements for hazardous waste generators, transporters, and treatment, storage and disposal facilities. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards. The EPA may authorize states to implement certain hazardous waste requirements of Subtitle C, and if a state program does not exist, the EPA directly implements the hazardous waste requirements. Nearly all of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitles C and D. These state permit programs may include landfill requirements that are more stringent than those of Subtitles C and D. Our failure to comply with any of these environmental requirements at any of our locations may lead to temporary or permanent loss of an operating permit, which would result in costs in connection with securing new permits, reduced revenue from lost operational time, and increased third party disposal costs.
All of our planned landfill expansions and new landfill development projects have been engineered to meet or exceed Subtitles C and D requirements, as applicable. Operating and design criteria for existing operations have been modified to comply with these regulations. Compliance with Subtitles C and D regulations has resulted in increased costs and may in the future require substantial additional expenditures in addition to other costs normally associated with our waste management activities.
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
•The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems along with landfill gas control systems unless emissions are below established thresholds. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. On July 14, 2016, the EPA issued final amendments to its regulations that require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate rule finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions were part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. As part of the Biden Administration's focus on climate change, the EPA has taken further steps to implement these regulations. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – Regulation of greenhouse gas emissions and other governmental regulations could impose costs on our operations, the magnitude of which is difficult to estimate, in this Annual Report on Form 10-K.
In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past decade, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) passenger automobiles and light-duty trucks (collectively, light-duty vehicles); and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For light-duty vehicles, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for light-duty vehicles for model years 2017 through 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal occurred in 2020 but has been challenged in court. In 2021, the EPA issued a rule further setting the standards for model years 2023 to 2026, making them more stringent. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. On August 16, 2016, the EPA and the NHTSA jointly issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In issuing the proposed fuel economy standards for heavy-duty trucks (including tractor trailers), the government estimated that the increased equipment cost would be recouped over a period of two years for a tractor/trailer combo, and over a period of 6 years for a garbage truck, and each vehicle would continue to save fuel costs over its operating life. On August 5, 2021, the EPA announced its intent to move forward with a Clean Trucks Plan, which would involve setting emissions standards for model years 2027 and beyond.
•The Occupational Safety and Health Act of 1970 (OSHA). This act authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.
State and Local Regulation
Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. In addition, our operations may be affected by the trend in many states toward requiring solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, food waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been adopted in several states and are being considered in others. Some jurisdictions have enacted or are considering enacting “extended producer responsibility” regulations, which are designed to obligate producers to fund the post-use life cycle of their products by providing recycling programs for their products. State and municipal governments may also enact “organic diversion” regulations that require food waste to be managed separately from the other waste streams, similar to the rules recently enacted in California. Several states have also enacted or are considering “minimum recycled content” regulations mandating certain minimum post-consumer recycled content in certain types of packaging, including California. Legislative and regulatory measures to mandate or encourage waste reduction and recycling also have been considered, or are under consideration by, the U.S. Congress and the EPA. These regulations may present new opportunities to offer sustainable environmental services to our customers but may require investment of time, effort and money to be able to offer these new solutions and expose us to additional regulatory requirements and competition from others offering these services.
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
Liabilities Established for Landfill and Environmental Costs
We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitles C and D of RCRA, and we adjust our amortization rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate; however, environmental laws may change, and our recorded reserves may not be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us. Refer to the Material Cash Requirements and Intended Uses of Cash section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Annual Report on Form 10-K and to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Liability Insurance and Bonding
The nature of our business exposes us to the possible risk of liabilities arising out of our operations, including damages to the environment, property, employees or the general public. We focus on operating safely and prudently, but occasionally we receive claims, alleging damages, negligence or other wrongdoing in the planning or performance of work, which resulted in harm to the environment, property, employees or the general public. These liabilities can be significant. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. We maintain various policies of insurance that, subject to limitations, exclusions, or deductibles, provide coverage for these types of claims. While we believe the amount of insurance is appropriate for our type of business, such insurance may not be adequate, in scope or amount, in the event of a major loss, and we may be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We may choose not to continue to maintain the insurance should market conditions in the insurance industry make such coverage cost prohibitive.
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
In the normal course of business, we also purchase surety bonds, insurance policies, letters of credit or marketable securities deposits in connection with, among other things, municipal residential collection contracts, financial assurance for closure and post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance.
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
ITEM 1A. RISK FACTORS
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. Among other sections of this Form 10-K, the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may not prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
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
•exposure to liabilities or losses, to the extent not adequately covered by insurance, which could result in substantial expenses;
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
•our ability to achieve reduction in our greenhouse gas emissions and our other sustainability goals;
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
Increases in the cost of fuel or petrochemicals increase our operating expenses, and we cannot assure you that we will be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer and disposal. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $383.0 million in 2021, or 3.4% of revenue, compared to $271.7 million in 2020, or 2.7% of revenue.
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
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable materials and resulted in lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. In 2021, approximately 80% of our recycling processing center volume was fiber based and included OCC, ONP and other mixed paper.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $22 million and $10 million on an annual basis, respectively. Accordingly, a substantial rise or drop in recycled commodity prices could materially affect our revenue and operating income. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we may not enter into these agreements in the future.
Acute and chronic weather events, including those brought about by climate change, may limit our operations and increase the costs of collection, transfer, disposal, and other environmental services we provide.
Our operations could be adversely impacted by extreme weather events, changing weather patterns, and rising mean temperature and sea levels, some of which we are already experiencing. For example, we have operations in multiple states that are affected by hurricanes and we have seen the impact of storms and associated flooding in our day-to-day operations and our infrastructure. The Intergovernmental Panel on Climate Change (IPCC), which includes more than 1,300 scientists from the United States and other countries, forecasts a temperature rise of 2.5° to 10° Fahrenheit over the next century. Changing weather patterns and rising temperatures are expected to result in more severe heat waves, fires, storms, and other extreme weather events. Any of these factors could increase the volume of material collected or processed under our existing contracts (without corresponding compensation), impede our employees' and equipment's ability to operate, disrupt our supply chain, delay the development of landfill capacity, or reduce the volume of material generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.
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
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the U.S. are setting zero-waste goals in which they strive to send no waste to landfills and some jurisdictions have enacted or are considering waste reduction regulations such as extended producer responsibility, organic diversion and minimum recycled content regulations. Although such actions help to protect our environment and reduce the impact of waste on climate change, they have reduced, and will in the future reduce, the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we cannot assure you that we will be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to possible decreases in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative effect on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could have a negative effect on our consolidated financial condition, results of operations and cash flows.
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
The provision of environmental services, including the operation of our facilities, a substantial fleet of trucks and other waste-related assets, involves risks. These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. While we carry insurance to cover many contingencies, and seek to minimize our exposure to these risks through maintenance, training and compliance programs, any substantial losses could have a material adverse effect on our business, results of operations and financial condition.
We may be subject to work stoppages and other workforce effects, which could increase our operating costs and disrupt our operations.
As of December 31, 2021, approximately 24% of our workforce was covered by collective bargaining agreements. If our union-represented employees engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. We have experienced interrupted service when our union-represented employees have engaged in strikes and work stoppages in the past, and we would expect the same to occur as a result of any future strikes or work stoppages. Additional groups of employees may seek union representation in the future which could result in increased operating costs. If a greater percentage of our workforce becomes union-represented, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
We may not be able to achieve reduction of our greenhouse gas emissions and our other sustainability goals.
Climate change and other sustainability matters are embedded in our core value and vision. As part of our strategic long-term plans to address sustainability, we are committed to reducing our absolute Scope 1 and Scope 2 greenhouse gas emissions 35% by 2030 among other sustainability goals. The execution of our plans and achievement of our goals are subject to risks and uncertainties, including our ability to develop, obtain, license or scale the innovations, technologies and modeling and measurement tools that may be necessary to achieve our plans and the availability, cost and benefits of materials and infrastructure associated with our sustainability projects, such as our CNG vehicles, fleet electrification, recycling, circularity of key materials, landfill gas-to-energy and other renewable energy projects.
In addition, increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, and meet the sustainability values, standards and metrics that we set for ourselves, it could negatively impact our reputation and our business results.
Risks Related to our Legal and Regulatory Environment
We are subject to costly environmental regulations and flow-control regulations that may affect our operating margins, restrict our operations and subject us to additional liability.
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of material, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to, among other things, enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We may not be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes, including those relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes, which could have a negative effect on our consolidated financial position, results of operations and cash flows. For example, the EPA has indicated it is considering listing certain PFAS as hazardous substances under CERCLA, which if finalized could trigger additional obligations or liabilities under CERCLA or other laws and regulations.
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
Regulation of greenhouse gas emissions and other governmental regulations could impose costs on our operations, the magnitude of which is difficult to estimate.
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
With regard to greenhouse gas emissions from our landfills, on July 14, 2016, the EPA issued amendments to its regulations that require large landfills that commenced construction, reconstruction or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate action finalized that same day, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. As part of the Biden Administration focus on climate change, the EPA has taken further steps to implement these regulations. These regulations, or an amended version of them that eventually goes into effect, may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. The application of these or other greenhouse gas regulations to our landfills could have a material adverse effect on our landfill operations and on our consolidated financial condition, results of operations and cash flows. We cannot predict what other actions or regulations the current administration may undertake that would affect our industry.
We may incur losses from liabilities that are not covered by our insurance. Changes in insurance markets also may impact our financial results.
We may incur liabilities or suffer losses arising from our operations or properties that resulted in harm to the environment, property, employees or the general public. We maintain insurance for these liabilities and losses, including high deductibles for our environmental liability insurance coverage. If we were to incur substantial liability or loss in connection with these contingencies, our insurance coverage may be inadequate to cover such liability or loss. This could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
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
As of December 31, 2021, we had approximately $10 billion in principal value of debt and finance leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
Our financial strategy also depends on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other environmental services businesses, pay dividends, repurchase stock, and take other actions to enhance shareholder value. We may not succeed in executing our broad-based pricing initiatives, and we may not generate sufficient cash flow to execute our financial strategy, pay cash dividends at our present rate, or increase them, or be able to continue our share repurchase program.
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
Our consolidated financial statements are based on estimates and assumptions that may differ from actual results. The liabilities we record based on such estimates and assumptions may not be adequate to cover the costs we ultimately will face.
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
For additional discussion and detail regarding multiemployer pension plans see Note 12, Employee Benefit Plans, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
The COVID-19 pandemic has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and our customers. As a result of the COVID-19 pandemic, our costs of doing business have increased, including for the purchase of additional safety equipment and hygiene products, increased facility and equipment cleaning, and the expansion of certain aspects of our existing healthcare programs. Additionally, if the pandemic continues and conditions worsen or if there is a large outbreak or resurgence of COVID-19 in various regions, we expect to experience additional adverse impacts on our operational and commercial activities and our collections of accounts receivable, which adverse impacts may be material. The degree to which COVID-19 impacts our results going forward will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration, variants and spread of COVID-19, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our business and damage our results of operations and our liquidity position, possibly to a significant degree.
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
Complying with new accounting rules, laws or regulations, such as, for example, those related to our asset retirement obligations and environmental liabilities, could adversely impact our results of operations or cause unanticipated fluctuations in our results of operations or financial conditions in future periods.
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
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. As of December 31, 2021, we operated facilities in 41 states through 356 collection operations, 239 transfer stations, 198 active landfills, 71 recycling processing centers, 3 treatment, recovery and disposal facilities, 3 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. In the aggregate, our active solid waste landfills total 111,539 acres, including 39,618 permitted acres. We are engaged in 77 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 124 closed landfills. We believe that our property and equipment are adequate for our current needs.
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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities, to our consolidated financial statements in Part II, Item 8 of this Annual report on Form 10-K; and (2) environmental remediation liabilities, which totaled $454.9 million at December 31, 2021 and which are discussed in Note 8, Landfill and Environmental Costs, to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $11 million relating to our outstanding legal proceedings as of December 31, 2021. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $3 million higher than the amount recorded as of December 31, 2021.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $1,000,000 or More
Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. We have determined such disclosure threshold to be $1,000,000. We have no matters to disclose in accordance with that requirement.
ITEM 4.MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The principal market for our common stock is the New York Stock Exchange, and it is traded under the symbol RSG.
There were 529 holders of record of our common stock at February 3, 2022, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In October 2021, our Board of Directors declared a regular quarterly dividend of $0.46 per share for shareholders of record on January 3, 2022. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2021, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2021:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 1 – 31	599,017	$122.13	599,017	$1,747,826,634
November 1 – 30	—	$—	—	$1,747,826,634
December 1 – 31	—	$—	—	$1,747,826,634
	599,017		599,017
(a)In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2021, there were no repurchased shares pending settlement.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2021.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2016 to December 31, 2021 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2016 and that all dividends were reinvested.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Republic Services, Inc.
S&P 500 Index
DJ W&DS Index

	Indexed Returns for the Years Ended December 31,
	2016	2017	2018	2019	2020	2021
Republic Services, Inc.	$100.00	$120.97	$131.67	$166.70	$182.59	$268.47
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.40
DJ W&DS Index	$100.00	$117.08	$117.21	$158.35	$168.74	$235.89
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Index data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Index data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.

ITEM 6.[RESERVED]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion may contain forward-looking statements that anticipate results that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.
For further discussion regarding our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April 2020 and improved sequentially through December 31, 2021.
In April 2020, we launched our Committed to Serve initiative and committed $20 million to support frontline employees and their families, as well as small business customers in the local communities where we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. In
2020 and 2021, we recognized our frontline employees for their commitment and contributions to their communities during the pandemic with awards that were paid in January 2021 and November 2021, respectively. In addition, we incurred incremental costs associated with expanding certain aspects of our existing healthcare programs. We may continue to incur similar costs in future years, although we expect the annual amount of such costs to be less than those incurred in 2020.
The effects of the COVID-19 pandemic on our business are described in more detail in the Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Acquisition of US Ecology
On February 8, 2022, we entered into a definitive agreement to acquire all outstanding shares of US Ecology, Inc. (US Ecology) in a transaction valued at approximately $2.2 billion, including debt. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We intend to finance the transaction using existing and new sources of debt.
The guidance included herein does not contemplate the impact from the pending acquisition of US Ecology, which is subject to regulatory and other approvals.
2022 Financial Guidance
In 2022, we will focus on driving profitable growth, making disciplined acquisition investments, maintaining an inclusive and engaging culture for our people, delivering a superior customer experience, and advancing technology to drive operational excellence. Our team remains focused on executing our strategy to deliver consistent earnings and free cash flow growth, and improving return on invested capital, while partnering with customers to create a more sustainable world. We are committed to maintaining an efficient capital structure, preserving our investment grade credit ratings and increasing cash returned to our shareholders.
Our guidance is based on current economic conditions and does not assume any significant changes in the overall economy in 2022. Specific guidance follows:

Revenue
We expect an increase in average yield of approximately 3.4% and volume growth to be in a range of 1.5% to 2.0%.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2022 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2021. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2022	(Actual) Year Ended December 31, 2021
Diluted earnings per share	$ 4.53 to 4.60	$4.04
Restructuring charges	0.05	0.04
Loss on business divestitures and impairments, net	—	0.02
Accelerated vesting of compensation expense for CEO transition	—	0.07
Adjusted diluted earnings per share	$ 4.58 to 4.65	$4.17
We believe that the presentation of adjusted diluted earnings per share provides an understanding of operational activities before the financial effect of certain items. We use this measure, and believe investors will find it helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate effect on our results for a particular period. We have incurred comparable charges and costs in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definition of adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies.
The guidance set forth above constitutes forward-looking information and is not a guarantee of future performance. The guidance is based upon the current beliefs and expectations of our management and is subject to significant risk and uncertainties that could cause actual results to differ materially from those shown above. See Item 1A. Risk Factors - Disclosure Regarding Forward-Looking Statements.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2021, we operated facilities in 41 states through 356 collection operations, 239 transfer stations, 198 active landfills, 71 recycling processing centers, 3 treatment, recovery and disposal facilities, 3 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells, and 7 deep injection wells. We are engaged in 77 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 124 closed landfills.
Revenue for the year ended December 31, 2021 increased by 11.2% to $11,295.0 million compared to $10,153.6 million in 2020. This change in revenue is due to increased volume of 3.8%, average yield of 2.9%, acquisitions, net of divestitures of 2.8%, recycling processing and commodity sales of 1.1%, and fuel recovery fees of 0.8%, partially offset by decreased environmental solutions revenue of 0.1%. Additionally, revenue decreased 0.1% due to one less workday in 2021 as compared to 2020.

The following table summarizes our revenue, costs and expenses for the years ended December 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	2021		2020
Revenue	$11,295.0	100.0%	$10,153.6	100.0%
Expenses:
Cost of operations	6,737.7	59.7	6,100.5	60.1
Depreciation, amortization and depletion of property and equipment	1,111.7	9.8	1,015.9	10.0
Amortization of other intangible assets	33.3	0.3	21.2	0.2
Amortization of other assets	40.5	0.4	38.8	0.4
Accretion	82.7	0.7	82.9	0.8
Selling, general and administrative	1,195.8	10.6	1,053.0	10.4
Withdrawal costs - multiemployer pension funds	—	—	34.5	0.3
Loss on business divestitures and impairments, net	0.5	—	77.7	0.8
Restructuring charges	16.6	0.1	20.0	0.2
Operating income	$2,076.2	18.4%	$1,709.1	16.8%
Our pre-tax income was $1,575.1 million for the year ended December 31, 2021, compared to $1,142.7 million in 2020. Our net income attributable to Republic Services, Inc. was $1,290.4 million, or $4.04 per diluted share for 2021, compared to $967.2 million, or $3.02 per diluted share, for 2020.
During 2021 and 2020, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2021 and 2020. For comparative purposes, prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Net Income - Republic	Diluted Earnings per Share
As reported	$1,575.1	$1,290.4	$4.04	$1,142.7	$967.2	$3.02
Loss on extinguishment of debt and other related costs	—	—	—	99.1	73.0	0.23
Restructuring charges	16.6	12.2	0.04	20.0	14.8	0.05
Loss on business divestitures and impairments, net	0.5	6.0	0.02	77.7	65.5	0.21
Withdrawal costs - multiemployer pension funds	—	—	—	34.5	25.5	0.08
Bridgeton insurance recovery	—	—	—	(10.8)	(8.2)	(0.03)
Accelerated vesting of compensation expense for CEO transition	22.0	22.0	0.07	—	—	—
Total adjustments	39.1	40.2	0.13	220.5	170.6	0.54
As adjusted	$1,614.2	$1,330.6	$4.17	$1,363.2	$1,137.8	$3.56
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
Loss on extinguishment of debt and other related costs. During 2020, we incurred a loss on the early extinguishment of debt and other related costs related to the early extinguishment of our $600.0 million 5.250% senior notes due November 2021 (the 2021 Notes) and our $850.0 million 3.550% senior notes due June 2022 (the 2022 Notes), and to redeem $250.0 million of the $550.0 million outstanding 4.750% senior notes due May 2023 (the 2023 Notes). We paid total cash premiums of $99.1 million and incurred non-cash charges related to the proportional share of unamortized discounts and deferred issuance costs of $2.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $1.8 million, and the proportional share of our fair value hedges (related to the 2023 Notes) that were dedesignated and recognized in earnings as a reduction to non-cash interest expense was $4.7 million. During 2021, we did not incur a loss on the early extinguishment of debt.
Restructuring charges. In 2020, we incurred costs related to the redesign of certain back-office software systems, which continued into 2021. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. In 2021 and 2020, we incurred restructuring charges of $16.6 million and $20.0 million, respectively. We paid $17.2 million and $15.5 million during 2021 and 2020, respectively, related to these restructuring efforts.
In 2022, we expect to incur additional restructuring charges of approximately $20 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Loss on business divestitures and impairments, net. During 2021, we recorded a loss of $0.5 million related to business divestitures and asset impairments in certain markets. Additionally, we recognized an increase in our deferred tax provision of $5.5 million due to a change in our U.S. operational footprint as a result of certain acquisitions that closed during the period.
During 2020, we recorded a net loss on business divestitures and impairments of $77.7 million, including $42.6 million resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business.
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
Bridgeton insurance recovery. During 2020, we recognized an insurance recovery of $10.8 million, related to our closed Bridgeton Landfill in Missouri, which we recognized as a reduction of remediation expenses in our cost of operations.
Accelerated vesting of compensation expense for CEO transition. In June 2021, Donald W. Slager retired as Chief Executive Officer (CEO) of Republic Services, Inc. During 2021, we recognized a charge of $22.0 million primarily related to the accelerated vesting of his compensation awards that were previously scheduled to vest in 2022 and beyond.
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

The following table reflects our revenue by service line for the years ended December 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	2021		2020
Collection:
Residential	$2,452.8	21.7%	$2,309.0	22.7%
Small-container	3,417.7	30.3	3,106.8	30.6
Large-container	2,378.4	21.1	2,148.9	21.2
Other	59.6	0.5	51.5	0.5
Total collection	8,308.5	73.6	7,616.2	75.0
Transfer	1,490.0		1,349.4
Less: intercompany	(814.4)		(745.9)
Transfer, net	675.6	6.0	603.5	5.9
Landfill	2,506.7		2,298.1
Less: intercompany	(1,092.8)		(1,018.5)
Landfill, net	1,413.9	12.5	1,279.6	12.6
Environmental solutions	202.5	1.8	127.7	1.3
Other:
Recycling processing and commodity sales	420.5	3.7	297.1	2.9
Other non-core	274.0	2.4	229.5	2.3
Total other	694.5	6.1	526.6	5.2
Total revenue	$11,295.0	100.0%	$10,153.6	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2021 and 2020:

	2021	2020
Average yield	2.9%	2.6%
Fuel recovery fees	0.8	(0.7)
Total price	3.7	1.9
Volume	3.8	(3.1)
Change in workdays	(0.1)	—
Recycling processing and commodity sales	1.1	0.3
Environmental solutions	(0.1)	(0.9)
Total internal growth	8.4	(1.8)
Acquisitions / divestitures, net	2.8	0.4
Total	11.2%	(1.4)%

Core price	5.0%	4.8%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities, fuel recovery fees and environmental solutions revenue to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 3.1% and 2.8% for 2021 and 2020, respectively. Core price as a percentage of related-business revenue was 5.3% and 5.1% for 2021 and 2020, respectively.
During 2021, we experienced the following changes in our revenue as compared to 2020:
•Average yield increased revenue by 2.9% due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.8%, primarily due to an increase in fuel prices compared to the same period in 2020 and an increase in the total revenue subject to the fuel recovery fees.

•Volume increased revenue by 3.8% during 2021 as compared to 2020 primarily due to volume growth in our landfill, transfer, and small- and large-container collection lines of business, partially offset by a decline in residential collection volumes. The volume increase in our landfill line of business is primarily attributable to increased solid and special waste event driven volumes. In mid-March 2020, certain customers in these lines of business began adjusting their services levels as a result of the COVID-19 pandemic. This decline in service activity peaked in the first half of April 2020 and sequentially improved thereafter. These increases were partially offset by one less workday as compared to 2020.
•Recycling processing and commodity sales increased revenue by 1.1% primarily due to an increase in overall commodity prices as compared to 2020. The average price for recycled commodities, excluding glass and organics for 2021 was $187 per ton compared to $96 per ton for 2020.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change annual revenue and operating income by approximately $22 million and $10 million, respectively.
•During 2021, environmental solutions decreased revenue by 0.1% primarily due to a decrease in rig counts, drilling activity, and the delay of in-plant project work as a result of lower demand for crude oil which began in 2020.
•Acquisitions, net of divestitures, increased revenue by 2.8% due to our continued growth strategy of acquiring privately held environmental services companies that complement our existing business platform.
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
The following table summarizes the major components of our cost of operations for the years ended December 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	2021		2020
Labor and related benefits	$2,324.4	20.6%	$2,153.4	21.2%
Transfer and disposal costs	865.8	7.7	796.9	7.9
Maintenance and repairs	1,048.8	9.3	969.6	9.6
Transportation and subcontract costs	779.5	6.9	674.1	6.6
Fuel	383.0	3.4	271.7	2.7
Disposal fees and taxes	336.6	3.0	313.5	3.1
Landfill operating costs	258.9	2.3	258.2	2.5
Risk management	261.6	2.3	213.9	2.1
Other	479.1	4.2	460.0	4.5
Subtotal	6,737.7	59.7	6,111.3	60.2
Bridgeton insurance recovery	—	—	(10.8)	(0.1)
Total cost of operations	$6,737.7	59.7%	$6,100.5	60.1%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.

Our cost of operations increased for the year ended December 31, 2021 compared to the same period in 2020 as a result of the following:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases and an increase in service levels attributable to the economic recovery from the COVID-19 pandemic. This increase was partially offset by one less workday during 2021 as compared to 2020.
•Transfer and disposal costs increased in aggregate dollars as a result of higher collection volumes and an increase in third party disposal rates. During both 2021 and 2020, approximately 68% of the total solid waste volume we collected was disposed at landfill sites that we own or operate (internalization).
•Maintenance and repairs expense increased in aggregate dollars due to an increase in service levels attributable to the economic recovery from the COVID-19 pandemic.
•Transportation and subcontract costs increased primarily due to higher collection and transfer station volumes, acquisition-related activity, and increased subcontract work attributable to an increase in non-core revenues, partially offset by one less workday during 2021 as compared to 2020.
•Fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average cost per gallon for diesel fuel in 2021 was $3.29 compared to $2.55 for 2020.
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
•Disposal fees and taxes increased in aggregate dollars due to an increase in service levels attributable to the economic recovery from the COVID-19 pandemic.
•Risk management expenses increased primarily due to unfavorable actuarial development in our auto liability claims as well as higher premium costs, partially offset by favorable workers' compensation development in prior year programs.
•During 2020, we recognized an insurance recovery of $10.8 million, related to our closed Bridgeton Landfill in Missouri, which we recognized as a reduction of remediation expenses included in our cost of operations in our consolidated statement of income.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	2021		2020
Depreciation and amortization of property and equipment	$734.2	6.5%	$692.9	6.8%
Landfill depletion and amortization	377.5	3.3	323.0	3.2
Depreciation, amortization and depletion expense	$1,111.7	9.8%	$1,015.9	10.0%
Depreciation and amortization of property and equipment increased primarily due to additional assets acquired with our acquisitions, an increase in the cost of replacement vehicles and container assets, as well as increased capital expenditures on vehicles to support volume growth.
Landfill depletion and amortization increased due to higher landfill disposal volumes, primarily driven by increased solid and special waste volumes, coupled with increased depletion rates. Additionally, we recognized favorable amortization adjustments related to our asset retirement obligations in 2020 that did not recur in 2021.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $33.3 million, or 0.3% of revenue, for the year ended December 31, 2021, compared to $21.2 million, or 0.2% of revenue for 2020. Our other intangible assets primarily relate to customer relationships and, to a lesser extent, non-compete agreements. Amortization expense increased due to additional assets acquired as a result of our business acquisitions.

Amortization of Other Assets
Expenses for amortization of other assets were $40.5 million, or 0.4% of revenue, for the year ended December 31, 2021, compared to $38.8 million, or 0.4% of revenue, for 2020. Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements.
Accretion Expense
Accretion expense was $82.7 million, or 0.7% of revenue, and $82.9 million, or 0.8% of revenue, for the years ended December 31, 2021 and 2020, respectively. Accretion expense has remained relatively unchanged as our asset retirement obligations remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	2021		2020
Salaries and related benefits	$844.4	7.5%	$740.5	7.3%
Provision for doubtful accounts	19.9	0.2	27.8	0.3
Other	309.5	2.7	284.7	2.8
Subtotal	1,173.8	10.4	1,053.0	10.4
Accelerated vesting of compensation expense for CEO transition	22.0	0.2	—	—
Total selling, general and administrative expenses	$1,195.8	10.6%	$1,053.0	10.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during 2021 as compared to 2020 are summarized below:
•Salaries and related benefits increased primarily due to higher management incentive expenses as a result of outperforming our annual incentive metrics.
•In 2021, the provision for doubtful accounts decreased as a result of an improved trend in historical collections. Our days sales outstanding changed from 39.2, or 27.5 days net of deferred revenue, as of December 31, 2021 compared to 38.6, or 26.4 days net of deferred revenue, as of December 31, 2020.
•Other selling, general and administrative expenses increased during 2021, primarily due to an increase in recruiting, advertising, and bank fees. Meetings and events expenses also increased during 2021 following a decrease in 2020 as a result of the COVID-19 pandemic. These increases were partially offset by a decrease in professional fees, acquisition deal costs and unfavorable changes in certain legal reserves during 2020, which did not recur in 2021.
•During 2021, we recognized a charge of $22.0 million primarily related to the accelerated vesting of Donald W. Slager's compensation awards that were previously scheduled to vest in 2022 and beyond as a result of his retirement as Chief Executive Officer (CEO) of Republic Services, Inc. in June 2021.
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
During 2021, we recorded a net loss on business divestitures and impairments of $0.5 million, which was due to business divestitures in certain markets. During 2020, we recorded a net loss on business divestitures and impairments of $77.7 million, including $42.6 million resulting from management's decision to exit certain product offerings and geographic basins in our upstream environmental solutions business.
Restructuring Charges
In 2020, we incurred costs related to the redesign of certain back-office software systems, which continued into 2021. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. During 2021 and 2020, we incurred restructuring charges of $16.6 million and $20.0 million, respectively. We paid $17.2 million and $15.5 million during 2021 and 2020, respectively, related to these restructuring efforts.
In 2022, we expect to incur additional restructuring charges of approximately $20 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions (in millions of dollars):

	2021	2020
Interest expense on debt	$249.1	$300.1
Non-cash interest	70.5	61.7
Less: capitalized interest	(5.0)	(6.2)
Total interest expense	$314.6	$355.6
Total interest expense for 2021 decreased compared to 2020 primarily due to lower interest rates on our floating and fixed rate debt. The decrease attributable to our fixed rate debt is primarily due to the issuance of senior notes in 2020 with coupons ranging from 0.875% to 3.050%, the proceeds of which were used to repay outstanding senior notes with coupons ranging from 3.550% to 5.500%.
During 2021 and 2020, cash paid for interest, excluding net swap settlements for our fixed to floating interest rate swaps, was $249.4 million and $325.1 million, respectively.
Loss on Extinguishment of Debt
During 2020, we incurred a $101.9 million loss on the early extinguishment of debt. We paid total cash premiums during the year totaling $99.1 million and incurred non-cash charges related to the proportional share of unamortized discounts and deferred issuance costs of $2.8 million.
Income Taxes
Our provision for income taxes was $282.8 million and $173.1 million for 2021 and 2020, respectively. Our effective income tax rate was 18.0% and 15.2% for 2021 and 2020, respectively. We made income tax payments (net of refunds) of approximately $300 million and $124 million for 2021 and 2020, respectively. Income taxes paid in 2021 and 2020 reflect benefits from tax credits from our continuing investments in solar energy. For 2020, cash taxes paid reflect benefits from 100% bonus depreciation on qualified assets.
During 2021, we acquired non-controlling interests in limited liability companies established to own solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2021 tax provision reflects a benefit of approximately $126 million due to the tax credits related to these investments.

Our 2020 tax provision was reduced by $11.6 million from excess tax benefits related to stock compensation, approximately $100 million related to the tax credits from our non-controlling interest in limited liability companies established to own solar energy assets, $17.2 million for adjustments to our valuation allowance due to the realizability of certain state loss carryforwards, and $8.2 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2019 tax returns.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $87 million available as of December 31, 2021. These state net operating loss carryforwards expire at various times between 2022 and 2041. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2021, we have provided a valuation allowance of approximately $43 million.
Reportable Segments
Our senior management evaluates the financial performance of our operations through three operating segments. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our Environmental Solutions operating segment, which provides environmental solutions for daily operations of industrial, petrochemical and refining facilities, is aggregated with Corporate entities and other as it only represents approximately 2% of our consolidated revenue. Each operating segment provides integrated environmental services, including collection, transfer, recycling, and disposal.
Summarized financial information concerning our reportable segments for the years ended December 31, 2021 and 2020 is shown in the following table (in millions of dollars and as a percentage of revenue in the case of operating margin):

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Loss on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin
2021:
Group 1	$5,558.9	$555.1	$(7.0)	$548.1	$—	$1,495.7	26.9%
Group 2	5,333.6	543.8	(2.5)	541.3	—	1,135.7	21.3%
Corporate entities and other	402.5	162.4	16.4	178.8	0.5	(555.2)	—
Total	$11,295.0	$1,261.3	$6.9	$1,268.2	$0.5	$2,076.2	18.4%
2020:
Group 1	$5,057.5	$522.1	$(20.0)	$502.1	$—	$1,343.3	26.6%
Group 2	4,791.9	506.5	(17.6)	488.9	—	966.8	20.2%
Corporate entities and other	304.2	142.7	25.1	167.8	77.7	(601.0)	—
Total	$10,153.6	$1,171.3	$(12.5)	$1,158.8	$77.7	$1,709.1	16.8%
Financial information for the year ended December 31, 2020 reflects the transfer of our Environmental Solutions operating segment from Group 2 to Corporate entities and other, to align with how our chief operating decision maker began evaluating our operations in December 2020.
Corporate entities and other include legal, tax, treasury, information technology, risk management, human resources, closed landfills, other administrative functions and environmental solutions. National Accounts revenue included in corporate entities represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Significant changes in the revenue and operating margins of our reportable segments for 2021 compared to 2020 are discussed below.
Group 1
Revenue for 2021 increased 9.9% from 2020 due to an increase in both average yield and volume in all lines of business.
Operating income in Group 1 increased from $1,343.3 million for 2020, or a 26.6% operating margin, to $1,495.7 million for 2021, or a 26.9% operating margin. Operating income margin during 2021 was favorably impacted by the increase in revenue attributable to economic recovery coupled with the effective management of certain operating costs. This benefit was partially offset by an increase in fuel costs.
Group 2
Revenue for 2021 increased 11.3% from 2020 due to an increase in average yield in all lines of business. Additionally, volume increased in our landfill, transfer station, and small- and large-container collection lines of business, partially offset by volume declines in our residential line of business.
Operating income in Group 2 increased from $966.8 million for 2020, or a 20.2% operating margin, to $1,135.7 million for 2021, or a 21.3% operating margin. Operating income margin for 2021 was favorably impacted by the increase in revenue attributable to economic recovery coupled with the effective management of certain operating costs. This benefit was partially offset by an increase in fuel costs.
Corporate Entities and Other
The Corporate entities and other operating loss decreased from $601.0 million for 2020 to $555.2 million for 2021. During 2021, we recorded a net loss on business divestitures and impairments of $0.5 million. During 2020, we recorded a net loss on business divestitures and impairments of $77.7 million, including $42.6 million resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business.
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
Cost and airspace estimates are developed at least annually by engineers. Our operating and accounting personnel use these estimates to adjust the rates we use to expense capitalized costs. Changes in these estimates primarily relate to changes in cost estimates, available airspace, inflation and applicable regulations. Changes in available airspace include changes in engineering estimates, changes in design and changes due to the addition of airspace lying in expansion areas that we believe have a probable likelihood of being permitted. Changes in engineering estimates typically include modifications to the available disposal capacity of a landfill based on a refinement of the capacity calculations resulting from updated information.
Available Airspace
As of December 31, 2021 and 2020, we owned or operated 198 and 186 active solid waste landfills, respectively, with total available disposal capacity estimated to be 5.0 billion in-place cubic yards in both years. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2020	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2021
Cubic yards (in millions):
Permitted airspace	4,792.5	—	61.4	37.8	(79.3)	14.3	4,826.7
Probable expansion airspace	196.4	20.5	—	(30.9)	—	—	186.0
Total cubic yards (in millions)	4,988.9	20.5	61.4	6.9	(79.3)	14.3	5,012.7
Number of sites:
Permitted airspace	186		13	(1)			198
Probable expansion airspace	11	2		(2)			11

	Balance as of December 31, 2019	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2020
Cubic yards (in millions):
Permitted airspace	4,673.0	—	(5.1)	205.8	(76.1)	(5.1)	4,792.5
Probable expansion airspace	321.7	32.9	—	(158.2)	—	—	196.4
Total cubic yards (in millions)	4,994.7	32.9	(5.1)	47.6	(76.1)	(5.1)	4,988.9
Number of sites:
Permitted airspace	189		(2)	(1)			186
Probable expansion airspace	12	2		(3)			11
Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, of the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information. Also see our Critical Accounting Judgments and Estimates section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2021, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 11 landfills have an estimated remaining average site life of 33 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 59 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2021:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	21	—	21	10.6%
6 to 10 years	19	—	19	9.6
11 to 20 years	25	3	28	14.1
21 to 40 years	55	3	58	29.3
41+ years	67	5	72	36.4
Total	187	11	198	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2021, accrued final capping, closure and post-closure costs were $1,507.3 million, of which $68.4 million were current and $1,438.9 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Part II, Item 8 of this Annual Report on Form 10-K.
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
In 2020, we recognized an insurance recovery of $10.8 million related to our closed Bridgeton Landfill in Missouri as a reduction of remediation expenses included in our cost of operations.
For a description of our significant remediation matters, see Note 8, Landfill and Environmental Costs, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Investment in Landfills
As of December 31, 2021, we expect to spend an estimated additional $9.6 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $13.8 billion, or $2.75 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2021 (in millions):

	Balance as of December 31, 2021	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$197.7	$—	$197.7
Landfill development costs	8,539.6	9,631.5	18,171.1
Construction-in-progress - landfill	279.3	—	279.3
Accumulated depletion and amortization	(4,625.6)	—	(4,625.6)
Net investment in landfill land and development costs	$4,391.0	$9,631.5	$14,022.5
The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2021 and 2020:

	2021	2020
Number of landfills owned or operated	198	186
Net investment, excluding non-depletable land (in millions)	$4,193.3	$4,046.0
Total estimated available disposal capacity (in millions of cubic yards)	5,012.7	4,988.9
Net investment per cubic yard	$0.84	$0.81
Landfill depletion and amortization expense (in millions)	$377.5	$323.0
Accretion expense (in millions)	82.7	82.9
	460.2	405.9
Airspace consumed (in millions of cubic yards)	79.3	76.1
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$5.80	$5.33
During 2021 and 2020, our average compaction rate was approximately 2,000 pounds per cubic yard based primarily on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the years ended December 31, 2021 and 2020 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2020	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2021
Land	$633.4	$32.7	$(3.9)	$16.6	$—	$—	$16.1	$694.9
Landfill development costs	7,991.7	6.5	—	65.5	46.7	58.9	370.3	8,539.6
Vehicles and equipment	8,119.0	651.0	(385.2)	109.3	—	—	82.8	8,576.9
Buildings and improvements	1,402.5	24.8	(6.9)	20.9	0.5	—	66.6	1,508.4
Construction-in-progress - landfill	303.8	358.5	—	—	—	—	(383.0)	279.3
Construction-in-progress - other	107.4	240.2	—	5.3	—	—	(170.0)	182.9
Total	$18,557.8	$1,313.7	$(396.0)	$217.6	$47.2	$58.9	$(17.2)	$19,782.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2020	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2021
Landfill development costs	$(4,249.5)	$(369.4)	$—	$0.5	$(7.2)	$—	$(4,625.6)
Vehicles and equipment	(4,953.4)	(665.4)	376.3	—	—	10.9	(5,231.6)
Buildings and improvements	(628.7)	(68.9)	5.0	0.3	—	(0.4)	(692.7)
Total	$(9,831.6)	$(1,103.7)	$381.3	$0.8	$(7.2)	$10.5	$(10,549.9)

	Gross Property and Equipment
	Balance as of December 31, 2019	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2020
Land	$618.8	$9.9	$(8.1)	$10.4	$—	$—	$2.4	$633.4
Landfill development costs	7,474.7	2.6	(15.5)	62.3	40.6	(45.5)	472.5	7,991.7
Vehicles and equipment	7,766.0	654.4	(336.3)	3.9	—	—	31.0	8,119.0
Buildings and improvements	1,342.6	4.4	(6.1)	24.0	1.7	—	35.9	1,402.5
Construction-in-progress - landfill	366.8	406.9	—	(3.6)	—	—	(466.3)	303.8
Construction-in-progress - other	87.7	164.1	—	—	—	—	(144.4)	107.4
Total	$17,656.6	$1,242.3	$(366.0)	$97.0	$42.3	$(45.5)	$(68.9)	$18,557.8

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2019	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2020
Landfill development costs	$(3,968.6)	$(335.6)	$15.5	$26.2	$13	$—	$(4,249.5)
Vehicles and equipment	(4,728.2)	(628.7)	322.7	44.4	—	36.4	(4,953.4)
Buildings and improvements	(576.3)	(65.5)	4.7	6.8	—	1.6	(628.7)
Total	$(9,273.1)	$(1,029.8)	$342.9	$77.4	$13	$38.0	$(9,831.6)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of December 31:

	2021	2020
Cash and cash equivalents	$29.0	$38.2
Restricted cash and marketable securities	139.0	149.1
Less: restricted marketable securities	(62.4)	(73.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$105.6	$114.2
Our restricted cash and marketable securities include, among other things, restricted cash related to proceeds from the issuance of tax-exempt bonds that will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations.

The following table summarizes our restricted cash and marketable securities as of December 31:

	2021	2020
Financing proceeds	$12.4	$—
Capping, closure and post-closure obligations	42.4	31.5
Insurance	84.2	117.6
Total restricted cash and marketable securities	$139.0	$149.1
Material Cash Requirements and Intended Uses of Cash
We expect existing cash, cash equivalents, restricted cash and marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands: (1) capital expenditures and leases, (2) acquisitions, (3) dividend payments, (4) share repurchases, (5) repayments to service debt and other long-term obligations, and (6) payments for asset retirement obligations and environmental liabilities.
Capital Expenditures and Leases
We make investments in property and equipment primarily to allow for growth of our service offerings. These investments are largely concentrated in vehicles and equipment and costs to construct our landfills. We expect to spend approximately $1.3 billion on capital expenditures in 2022.
We lease property and equipment in the ordinary course of business under various lease agreements. The most significant lease obligations are for real property and equipment specific to our industry, including property operated as a landfill or transfer station and operating equipment. As of December 31, 2021, the amount of total future lease payments under operating and finance leases was $315.4 million and $433.6 million, respectively. For additional detail regarding our lease obligations, see Note 10, Leases, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisitions
Our acquisition growth strategy focuses primarily on acquiring privately held recycling and solid waste companies and environmental solutions businesses that complement our existing business platform. We continue to invest in value-enhancing acquisitions in existing markets. In 2022, we expect to invest at least $500 million in acquisitions.
Dividend Payments
In October 2021, our Board of Directors approved a quarterly dividend of $0.46 per share. Aggregate cash dividends declared were $563.0 million for the year ended December 31, 2021. As of December 31, 2021, we recorded a quarterly dividend payable of $145.9 million to shareholders of record at the close of business on January 3, 2022, which was paid on January 14, 2022.
Share Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2021, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.7 billion.
Debt and other long-term obligations
Debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and our availability to draw on our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.
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
As of December 31, 2021, the total principal value of our debt was $9.7 billion of which $8.2 million is due in 2022.

We have several agreements that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements. As of December 31, 2021 such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $772.3 million, of which $142.6 million is short-term.
For additional detail regarding our debt and known contractual and other obligation, see Note 9, Debt, and Note 19, Commitments and Contingencies, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Asset Retirement Obligations and Environmental Liabilities
We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. As of December 31, 2021, our future obligations for final capping, closure and post-closure costs totaled $1.5 billion of which $68.4 million was short-term.
Additionally, we are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. As of December 31, 2021, our environmental liabilities totaled $454.9 million of which $56.1 million was short-term.
For additional detail regarding our asset retirement obligations and environmental liabilities, see Note 8, Landfill and Environmental Costs, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Summary of Cash Flow Activity
The major components of changes in cash flows for 2021 and 2020 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2021 and 2020 (in millions of dollars):

	2021	2020
Net cash provided by operating activities	$2,786.7	$2,471.6
Net cash used in investing activities	$(2,466.1)	$(1,922.8)
Net cash used in financing activities	$(329.2)	$(612.0)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2021 and 2020 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $94.0 million in 2021, compared to a decrease of $129.9 million in 2020, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $135.4 million during 2021, compared to a $13.8 million decrease in 2020. As of December 31, 2021, our days sales outstanding were 39.2, or 27.5 days net of deferred revenue, as of December 31, 2021 compared to 38.6, or 26.4 days net of deferred revenue, as of December 31, 2020.
•Our prepaid expenses and other assets increased $57.0 million in 2021 compared to a decrease of $6.5 million in 2020, primarily due to additional SaaS implementation costs incurred related to the redesign of certain back-office software systems in 2021. The decrease in 2020 was primarily attributable to the receipt of the Bridgeton landfill settlement in the first quarter of 2020, and an increase in alternative fuel tax credit receipts during 2020 compared to 2019, partially offset by an increase of prepaid taxes due to the timing of our estimated tax payments. We made income tax payments (net of refunds) of approximately $300 million and $124 million for 2021 and 2020, respectively. Income taxes paid in 2021 and 2020 reflected benefits from tax credits from our continuing investments in solar energy. In 2020, cash taxes paid also reflected a benefit from 100% bonus depreciation on qualified assets.
•Our accounts payable increased $113.8 million during 2021 compared to a decrease of $46.7 million during 2020, due to the timing of payments.

•Cash paid for capping, closure and post-closure obligations was $1.0 million higher during 2021 compared to 2020. The increase in cash paid for capping, closure and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $6.4 million lower during 2021 compared to 2020, primarily due to $18.9 million in payments related to management and monitoring of the remediation area of our closed Bridgeton Landfill in Missouri during 2021 as compared to $25.6 million of payments during 2020.
In addition, cash paid for interest was $249.4 million and $325.1 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2021 and 2020, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, share repurchases and debt repayments.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2021 and 2020 are summarized below:
•Capital expenditures during 2021 were $1,316.3 million as compared to $1,194.6 million for 2020.
•Proceeds from sales of property and equipment during 2021 were $19.5 million as compared to $30.1 million for 2020.
•During 2021 and 2020, we used $1,221.7 million and $769.5 million, respectively, for acquisitions and investments, net of cash acquired. During 2021 and 2020, we received $46.3 million and $32.9 million from business divestitures, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings.
On February 8, 2022, we entered into a definitive agreement to acquire all outstanding shares of US Ecology, Inc. (US Ecology) in a transaction valued at approximately $2.2 billion, including debt. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We intend to finance the transaction using existing and new sources of debt.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2021 and 2020 are summarized below:
•During 2021, we issued $700.0 million of senior notes for cash proceeds, net of discounts and fees, of $692.3 million. During 2020, we issued $2,750.0 million of senior notes for cash proceeds, net of discounts and fees, of $2,716.1 million. Net payments of notes payable and long-term debt were $150.2 million during 2021, compared to net payments of $2,595.9 in 2020. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•During 2020, we paid $99.1 million in cash premiums on the redemption of senior notes.
•During 2021, we repurchased 2.2 million shares of our stock for $252.2 million. During 2020, we repurchased 1.2 million shares of our stock for $98.8 million.
•In July 2021, our Board of Directors approved an increase in our quarterly dividend to $0.46 per share. Dividends paid were $552.6 million and $522.5 million in 2021 and 2020, respectively.
•During 2021, we paid $32.0 million related to the purchase of the remaining equity interest in a previously held non-controlling interest.
•During 2021 and 2020, cash paid for purchase price holdback releases and contingent purchase price related to acquisitions was $21.3 million and $15.5 million, respectively.
Financial Condition
Debt Obligations
As of December 31, 2021, we had $8.2 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us.

In the event of a failed remarketing, we currently have availability under our $3.0 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2021.
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
For further discussion of the components of our overall debt, see Note 9, Debt, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Credit Facilities
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (the Credit Facility), which replaces the prior $2.25 billion unsecured revolving credit facility which would have matured in June 2023 (the Replaced Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders.
At our option, borrowings under the Credit Facility bear interest at a Base Rate, a daily floating London Interbank Offered Rate (LIBOR), or a Eurodollar Rate, plus an applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). On the earliest of (i) the date that all available tenors of U.S. dollar LIBOR have permanently or indefinitely ceased to be provided or have been announced to be no longer representative, (ii) June 30, 2023 or (iii) the effective date of an election to opt into a secured overnight financing rate (SOFR), the LIBOR rate will be replaced by a forward-looking term rate based on SOFR or a daily rate based on SOFR published on such date.
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility and Replaced Credit Facility totaled $2,633.8 million and $1,671.8 million as of December 31, 2021 and 2020, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2021 and 2020, we had $24.3 million and $186.0 million of borrowings outstanding under our Credit Facility and Replaced Credit Facility, respectively. We had $341.9 million and $376.5 million of letters of credit outstanding under our Credit Facility and Replaced Credit Facility as of December 31, 2021 and 2020, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaces the prior $135.0 million uncommitted credit facility (the Replaced Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties, rather than a LIBOR or Cost of Funds rate used in the Replaced Uncommitted Credit Facility (as defined in the Replaced Uncommitted Credit Facility agreement). Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2021 and 2020, we had no borrowings outstanding under our Replaced Uncommitted Credit Facility.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the respective term of the Credit Facility agreement. As of December 31, 2021, our total debt to

EBITDA ratio was 2.89 compared to the 3.75 maximum allowed by the covenants. As of December 31, 2021, we were in compliance with the covenants under the Credit Facility, and we expect to be in compliance throughout 2022.
EBITDA, which is a non-GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under the Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the Credit Facility to accelerate the maturity of all indebtedness under the Credit Facility agreement. This could have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on the Credit Facility constitutes an event of default under our other debt instruments, including our senior notes, and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the Credit Facility agreement for relief from the financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Credit Facility agreement or raise sufficient capital to repay such obligations in the event the maturity is accelerated.
Senior Notes and Debentures
In November 2021, we issued $700.0 million of 2.375% senior notes due 2033 (the 2.375% Notes). We used the net proceeds for general corporate purposes, including repayment of amounts outstanding under our unsecured and uncommitted credit facilities. Prior to such use, Republic may have temporarily invested the net proceeds in marketable securities and short-term investments.
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
Tax-Exempt Financings
As of December 31, 2021, we had $1,181.5 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2023 to 2051. As of December 31, 2020, we had $1,104.7 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2021 to 2050. During the year ended December 31, 2021 and 2020, we issued $205.0 million and $60.0 million, respectively, of new tax-exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $17.2 million has been incurred and reimbursed to us. As of December 31, 2021, we had $139.0 million of restricted cash and marketable securities, of which $12.4 million represented proceeds from the issuance of the tax-exempt bonds.
Finance Leases
We had finance lease liabilities of $249.4 million and $206.5 million as of December 31, 2021 and 2020, respectively, with maturities ranging from 2022 to 2063 and 2021 to 2063, respectively.
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

The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2022, although the mix of Financial Assurance Instruments may change.
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
Critical Accounting Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations and cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Such critical accounting policies, estimates and judgments are applicable to all of our operating segments.
We have noted examples of the estimates that are subject to uncertainty in the accounting for these areas below.
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
Landfill Development Costs
As of December 31, 2021 and 2020, we had net landfill development costs of $3,914.0 million and $3,742.2 million, respectively. Changes in these estimates may be sensitive to changes in cost estimates, inflation and applicable regulations.
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
These estimates are subject to uncertainty attributable to:
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
These estimates are subject to uncertainty attributable to:
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
These estimates are subject to uncertainty attributable to:
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
These estimates are subject to uncertainty attributable to:
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
Amortization rates may be sensitive to the original cost basis of the landfill, including acquisition costs, which in turn is determined by geographic location and market values. We secure significant landfill assets through business acquisitions and value them at the time of acquisition based on fair value. Amortization rates are also influenced by site-specific engineering and cost factors.
These estimates are subject to uncertainty attributable to:
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
Landfill Asset Retirement Obligations
We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure. As of December 31, 2021 and 2020, our asset retirement obligations related to capping, closure and post-closure were $1,507.3 million and $1,346.4 million, respectively. Changes in these estimates may be sensitive to changes in available airspace, cost estimates, inflation, our credit-adjusted, risk-free interest rate and applicable regulations.
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
Landfill capping. As individual areas within each landfill reach capacity, we must cap and close the areas in accordance with the landfill site permit. These requirements are detailed in each landfill's technical design, which is reviewed and approved by the regulatory agency issuing the landfill site permit.
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
Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (1.7% in both 2021 and 2020).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (3.4% in both 2021 and 2020).
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
These estimates are subject to uncertainty attributable to:
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
These estimates are subject to uncertainty attributable to:
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
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in certain business combinations, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in certain business combinations are initially estimated on a discounted basis, and accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on our remediation adjustments. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies. As of December 31, 2021 and 2020, we had $454.9 million and $462.8 million of environmental liabilities. Changes in these estimates may be sensitive to changes in cost estimates, timing of estimated costs and settlements, inflation, our credit-adjusted, risk-free interest rate and applicable regulations.
These estimates are subject to uncertainty attributable to:
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
Insurance Reserves and Related Costs
Our insurance policies for workers' compensation, commercial general liability, commercial auto liability and environmental liability are high deductible, or retention programs. The deductibles, or retentions, range from $3 million to $10 million. The employee-related health benefits are also subject to a high-deductible insurance policy. Accruals for deductibles or retentions are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. As of December 31, 2021 and 2020, our insurance reserves were $497.4 million and $449.3 million, respectively. Changes in these estimates may be sensitive to changes in the frequency, severity and settlement amount of claims.
These estimates are subject to uncertainty attributable to:
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
New Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR or, following the termination of LIBOR, SOFR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates on our variable rate debt.
The table below provides information about certain of our market-sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value as of December 31, 2021
Fixed rate debt:
Amount outstanding (in millions)	$8.2	$331.0	$906.3	$856.7	$507.1	$5,855.6	$8,464.9	$9,050.2
Variable rate debt:
Amount outstanding (in millions)	$—	$144.2	$20.6	$—	$106.1	$942.5	$1,213.4	$1,205.8
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $123.9 million.
As of December 31, 2021, we had $1,213.4 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $15 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of December 31, 2021, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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

Our fuel costs were $383.0 million in 2021, or 3.4% of revenue, compared to $271.7 million in 2020, or 2.7% of revenue.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of December 31, 2021, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change annual revenue and operating income by approximately $22 million and $10 million, respectively.
Revenue from recycling processing and commodity sales during the years ended December 31, 2021 and 2020 was $420.5 million and $297.1 million, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022, expressed an unqualified opinion thereon.
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

Landfill Development Asset Amortization
Description of the Matter
At December 31, 2021, the net book value of the Company’s landfill development assets totaled $3,914.0 million, and the associated landfill development asset amortization expense for 2021 was $377.5 million. Significant assumptions used in calculating the amortization expense include estimated future development costs associated with the land, permitting, cell construction and environmental structures of the landfill in relation to airspace consumed to date and total estimated available airspace. These assumptions have a significant effect on the total landfill amortization expense. As discussed in Note 2 to the consolidated financial statements, costs and airspace estimates are developed at least annually, or more often if significant facts change.

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

Landfill Final Capping, Closure and Post-Closure Costs
Description of the Matter
At December 31, 2021, the carrying value of the Company’s landfill final capping, closure and post-closure costs totaled $1,507.3 million. As discussed in Notes 2 and 8 to the consolidated financial statements, asset retirement obligations for final capping, closure and post-closure are measured at their estimated fair value. Management updates the assumptions used to estimate asset retirement obligations at least annually, or more often if significant facts change. These assumptions include estimated future costs associated with the final capping, closure and post-closure activities at each landfill, airspace consumed to date, estimated available airspace, projected annual tonnage volume, projected timing of capping, closure and post-closure activities and estimated inflation and discount rates. These assumptions have a significant effect on the estimated asset retirement obligation.

How We Addressed the Matter in Our Audit
Auditing the landfill asset retirement obligation is complex due to the highly judgmental nature of the assumptions used in the measurement process and required the involvement of specialists to assist us with evaluating the costs estimated for the capping, closure and post-closure activities and certain assumptions to project total estimated available airspace.

We tested controls that address the risks of material misstatement relating to the completeness, measurement and valuation of the asset retirement obligation. For example, we tested controls over management’s development of the landfill asset retirement obligation models to estimate the future liability and management’s review of data inputs and projections.

To test the landfill asset retirement obligation, our audit procedures included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate (e.g., gas monitoring and leachate management) and testing the significant assumptions discussed above, as well as the underlying costs and other estimates used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting the same type of waste. We also tested the completeness and accuracy of the historical data utilized in preparing the estimate. We involved EY engineering specialists to assist us with evaluating the costs estimated for the capping, closure and post-closure activities and the reasons for significant changes in assumptions from historical trends and determined whether the change from the historical trend was appropriate and identified timely. EY engineering specialists were also involved in evaluating certain assumptions to project total estimated available airspace.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 10, 2022, expressed an unqualified opinion thereon.
As indicated in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Santek Waste Services, LLC and ACV Enviro Corporation, which are included in the 2021 consolidated financial statements of the Company and constituted less than 2% of revenues for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Santek Waste Services, LLC and ACV Enviro Corporation.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 10, 2022

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$29.0	$38.2
Accounts receivable, less allowance for doubtful accounts and other of $38.5 and $34.7, respectively	1,271.4	1,091.3
Prepaid expenses and other current assets	410.4	392.3
Total current assets	1,710.8	1,521.8
Restricted cash and marketable securities	139.0	149.1
Property and equipment, net	9,232.1	8,726.2
Goodwill	12,826.0	12,046.4
Other intangible assets, net	259.5	173.1
Other assets	787.6	817.4
Total assets	$24,955.0	$23,434.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$910.0	$779.0
Notes payable and current maturities of long-term debt	8.2	168.1
Deferred revenue	381.3	345.6
Accrued landfill and environmental costs, current portion	124.5	114.5
Accrued interest	62.1	54.6
Other accrued liabilities	929.5	820.2
Total current liabilities	2,415.6	2,282.0
Long-term debt, net of current maturities	9,546.2	8,766.1
Accrued landfill and environmental costs, net of current portion	1,837.7	1,694.7
Deferred income taxes and other long-term tax liabilities, net	1,229.5	1,238.8
Insurance reserves, net of current portion	303.9	281.8
Other long-term liabilities	642.4	681.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 319.6 and 318.8 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,789.5	2,741.4
Retained earnings	6,475.6	5,751.8
Treasury stock, at cost; 2.4 and — shares, respectively	(274.8)	(0.1)
Accumulated other comprehensive income, net of tax	(14.6)	(12.4)
Total Republic Services, Inc. stockholders’ equity	8,978.9	8,483.9
Non-controlling interests in consolidated subsidiary	0.8	4.9
Total stockholders’ equity	8,979.7	8,488.8
Total liabilities and stockholders’ equity	$24,955.0	$23,434.0

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$11,295.0	$10,153.6	$10,299.4
Expenses:
Cost of operations	6,737.7	6,100.5	6,298.4
Depreciation, amortization and depletion	1,185.5	1,075.9	1,040.5
Accretion	82.7	82.9	81.9
Selling, general and administrative	1,195.8	1,053.0	1,091.9
Withdrawal costs - multiemployer pension funds	—	34.5	—
Loss (gain) on business divestitures and impairments, net	0.5	77.7	(14.7)
Restructuring charges	16.6	20.0	14.2
Operating income	2,076.2	1,709.1	1,787.2
Interest expense	(314.6)	(355.6)	(392.0)
Loss from unconsolidated equity method investments	(188.5)	(118.2)	(112.2)
Loss on extinguishment of debt	—	(101.9)	—
Interest income	2.5	5.2	6.4
Other (expense) income, net	(0.5)	4.1	6.4
Income before income taxes	1,575.1	1,142.7	1,295.8
Provision for income taxes	282.8	173.1	222.0
Net income	1,292.3	969.6	1,073.8
Net income attributable to non-controlling interests in consolidated subsidiary	(1.9)	(2.4)	(0.5)
Net income attributable to Republic Services, Inc.	$1,290.4	$967.2	$1,073.3
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$4.05	$3.03	$3.34
Weighted average common shares outstanding	318.8	319.3	321.1
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$4.04	$3.02	$3.33
Weighted average common and common equivalent shares outstanding	319.4	319.8	322.0
Cash dividends per common share	$1.77	$1.66	$1.56
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$1,292.3	$969.6	$1,073.8
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss reclassified into earnings	4.6	5.8	1.0
Unrealized loss	—	(22.5)	(30.2)
Pension activity:
Change in funded status of pension plan obligations	(6.8)	2.1	(2.5)
Other comprehensive loss, net of tax	(2.2)	(14.6)	(31.7)
Comprehensive income	1,290.1	955.0	1,042.1
Comprehensive income attributable to non-controlling interests	(1.9)	(2.4)	(0.5)
Comprehensive income attributable to Republic Services, Inc.	$1,288.2	$952.6	$1,041.6
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-controlling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2018	351.9	$3.5	$4,924.9	$4,750.5	(29.4)	$(1,782.6)	$30.8	$2.4	$7,929.5
Adoption of accounting standard, net of tax	—	—	—	(3.1)	—	—	3.1	—	$—
Net income	—	—	—	1,073.3	—	—	—	0.5	1,073.8
Change in the value of derivative instruments, net of tax of $10.4	—	—	—	—	—	—	(29.2)	—	(29.2)
Employee benefit plan liability adjustments, net of tax of $0.9	—	—	—	—	—	—	(2.5)	—	(2.5)
Cash dividends declared	—	—	—	(499.4)	—	—	—	—	(499.4)
Issuances of common stock	1.4	—	26.9	—	(0.2)	(17.6)	—	—	9.3
Stock-based compensation	—	—	43.0	(4.0)	—	—	—	—	39.0
Purchase of common stock for treasury	—	—	—	—	(4.9)	(399.4)	—	—	(399.4)
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2019	353.3	3.5	4,994.8	5,317.3	(34.5)	(2,199.6)	2.2	2.7	8,120.9
Net income	—	—	—	967.2	—	—	—	2.4	969.6
Change in the value of derivative instruments, net of tax of $(5.9)	—	—	—	—	—	—	(16.7)	—	(16.7)
Employee benefit plan liability adjustments, net of tax of $0.8	—	—	—	—	—	—	2.1	—	2.1
Cash dividends declared	—	—	—	(528.8)	—	—	—	—	(528.8)
Issuances of common stock	1.3	—	21.6	—	(0.1)	(17.7)	—	—	3.9
Stock-based compensation	—	—	40.7	(3.9)	—	—	—	—	36.8
Purchase of common stock for treasury	—	—	—	—	(1.2)	(98.8)	—	—	(98.8)
Shares returned to unissued status	(35.8)	(0.3)	(2,315.7)	—	35.8	2,316.0	—	—	—
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	318.8	3.2	2,741.4	5,751.8	—	(0.1)	(12.4)	4.9	8,488.8
Net income	—	—	—	1,290.4	—	—	—	1.9	1,292.3
Change in the value of derivative instruments, net of tax of $1.6	—	—	—	—	—	—	4.6	—	4.6
Employee benefit plan liability adjustments, net of tax of $(2.4)	—	—	—	—	—	—	(6.8)	—	(6.8)
Cash dividends declared	—	—	—	(563.0)	—	—	—	—	(563.0)
Issuances of common stock	0.8	—	10.5	—	(0.2)	(22.5)	—	—	(12.0)
Stock-based compensation	—	—	60.3	(3.6)	—	—	—	—	56.7
Purchase of common stock for treasury	—	—	—	—	(2.2)	(252.2)	—	—	(252.2)
Purchase of minority interest	—	—	(22.7)	—	—	—	—	(4.8)	(27.5)
Distributions paid	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of December 31, 2021	319.6	$3.2	$2,789.5	$6,475.6	(2.4)	$(274.8)	$(14.6)	$0.8	$8,979.7

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash provided by operating activities:
Net income	$1,292.3	$969.6	$1,073.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,268.2	1,158.8	1,122.4
Non-cash interest expense	70.5	61.7	48.8
Stock-based compensation	57.0	37.3	39.5
Deferred tax (benefit) provision	(15.5)	60.8	166.1
Provision for doubtful accounts, net of adjustments	19.9	27.8	34.0
Loss on extinguishment of debt	—	101.9	—
Loss (gain) on disposition of assets, asset impairments, and other, net	0.4	75.5	(13.8)
Environmental adjustments	0.5	5.1	(11.9)
Loss from unconsolidated equity method investments	188.5	118.2	112.2
Other non-cash items	(1.1)	(3.8)	(5.6)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(135.4)	13.8	(38.3)
Prepaid expenses and other assets	(57.0)	6.5	(109.7)
Accounts payable	113.8	(46.7)	6.4
Capping, closure and post-closure expenditures	(59.6)	(58.6)	(78.2)
Remediation expenditures	(57.1)	(63.5)	(49.1)
Other liabilities	101.3	18.6	55.5
Payments from retirement of certain hedging relationships	—	(11.4)	—
Cash provided by operating activities	2,786.7	2,471.6	2,352.1
Cash used in investing activities:
Purchases of property and equipment	(1,316.3)	(1,194.6)	(1,207.1)
Proceeds from sales of property and equipment	19.5	30.1	21.7
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(1,221.7)	(769.5)	(575.1)
Cash received from business divestitures	46.3	32.9	42.8
Purchases of restricted marketable securities	(30.8)	(32.9)	(14.7)
Sales of restricted marketable securities	37.9	11.2	13.5
Other	(1.0)	—	(0.1)
Cash used in investing activities	(2,466.1)	(1,922.8)	(1,719.0)
Cash used in financing activities:
Proceeds from notes payable and long-term debt, net of fees	5,154.3	2,625.5	4,746.5
Proceeds from issuance of senior notes, net of discount and fees	692.3	2,716.1	891.1
Payments of notes payable and long-term debt and senior notes	(5,304.5)	(5,221.4)	(5,327.9)
Premiums paid on extinguishment of debt	—	(99.1)	—
Issuances of common stock, net	(12.0)	3.9	9.3
Purchases of common stock for treasury	(252.2)	(98.8)	(399.4)
Cash dividends paid	(552.6)	(522.5)	(491.2)
Distributions paid to non-controlling interests in consolidated subsidiary	(33.2)	(0.2)	(0.2)
Contingent consideration payments	(21.3)	(15.5)	(17.2)
Cash used in financing activities	(329.2)	(612.0)	(589.0)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(8.6)	(63.2)	44.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	114.2	177.4	133.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$105.6	$114.2	$177.4
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
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (COVID-19) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration, variants and spread of the pandemic, all of which are uncertain and cannot be predicted at this time.
In mid-March 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in the first half of April 2020 and improved sequentially throughout 2021.
In April 2020, we launched our Committed to Serve initiative and committed $20 million to support frontline employees and their families, as well as small business customers in the local communities we serve. In addition to this initiative, we have experienced an increase in certain costs of doing business as a direct result of the COVID-19 pandemic, including costs for additional safety equipment and hygiene products and increased facility and equipment cleaning. These costs are intended to assist in protecting the safety of our frontline employees as we continue to provide an essential service to our customers. In 2020 and 2021, we recognized our frontline employees for their commitment and contributions to their communities during the pandemic with two awards that were paid in January 2021 and November 2021, respectively. In addition, we incurred incremental costs associated with expanding certain aspects of our existing healthcare programs.
Cash and Cash Equivalents
We consider liquid investments with a maturity at the date of acquisition of three months or less to be cash equivalents.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2021 and 2020, there were net book credit balances of $39.0 million and $32.7 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to small-container, large-container, municipal and residential, and environmental solutions customers in the United States. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.
Accounts Receivable, Net
Accounts receivable represents receivables from customers for environmental services, including collection and processing of recyclable materials, collection, transfer, and disposal of solid waste, and environmental solutions. Our receivables are recorded when billed or when the related revenue is earned and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents their estimated net realizable value.
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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2021	2020	2019
Balance at beginning of year	$34.7	$34.0	$34.3
Additions charged to expense	19.9	27.8	34.0
Accounts written-off	(16.1)	(27.1)	(34.3)
Balance at end of year	$38.5	$34.7	$34.0
Restricted Cash and Marketable Securities
As of December 31, 2021, we had $139.0 million of restricted cash and marketable securities of which $84.2 million supports our insurance programs for workers' compensation, commercial general liability, and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling processing centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
In the normal course of business, we may be required to provide financial assurance to governmental agencies and a variety of other entities in connection with, among other things, municipal residential collection contracts, closure or post-closure of landfills, environmental remediation, environmental permits, and business licenses and permits as a financial guarantee of our performance. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts.
Property and Equipment
We record property and equipment at cost. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed, the related

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Capitalized Interest
We capitalize interest on all landfill cell construction and other construction or development projects. Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $5.0 million, $6.2 million and $7.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, interest rate hedges and other derivatives, long-term debt, contingent consideration arrangements and assets in our defined benefit pension plan. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Costs and airspace estimates are developed at least annually by engineers. We use these estimates to adjust the rates we use to deplete capitalized costs. Changes in these estimates primarily relate to changes in cost estimates, available airspace, inflation and applicable regulations. Changes in available airspace include, but are not limited to, changes due to the addition of airspace attributable to probable expansion areas, airspace consumed and changes in engineering estimates.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2021, we had 124 closed landfills.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
asset retirement obligation, we add a profit margin to the estimated cost of such services to better reflect their fair value. If we perform these services internally, the added profit margin is recognized as a component of operating income in the period the obligation is settled.
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We used a 1.7% inflation rate for the years ended December 31, 2021, 2020, and 2019, which is based on the ten-year historical moving average increase of the U.S. Consumer Price Index, and is the rate used by the largest environmental services industry participants. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.
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
Goodwill and Other Intangible Assets
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists, at the reporting unit level. Our reporting units are our three field groups: Group 1, Group 2, and Environmental Solutions.
We may use both qualitative and quantitative approaches when testing goodwill for impairment. If, after assessing qualitative factors, we determine it is more likely than not that a reporting unit's goodwill is impaired, then we perform a quantitative test for that reporting unit. The quantitative impairment test for goodwill encompasses calculating a fair value of goodwill and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference.
As of October 1, 2021, we utilized a qualitative approach and performed an evaluation of circumstances and events impacting our reporting units to determine the likelihood of goodwill impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) we conclude that we may not recover a significant asset group within the reporting unit. We determined it was more likely than not that the fair values of our reporting units exceeded their carrying amounts. No impairment losses were recorded for goodwill during the year ended December 31, 2021.
As of October 1, 2020, we tested our Group 1 and Group 2 reporting units quantitatively and determined that the indicated fair value of our Group 1 and Group 2 reporting units exceeded their carrying value by approximately 150% on average and, therefore, we noted no indicators of impairment at our reporting units. There was no goodwill assigned to the Environmental Solutions reporting unit in 2020.
Significant estimates used in our 2020 fair value calculation using discounted future cash flows included: (1) estimates of future revenue and expense growth by reporting unit, which we estimated to be approximately 3% annually; (2) future estimated effective tax rates, which we estimated to be 27%; (3) future estimated capital expenditures and future required investments in working capital; (4) estimated discount rates, which we estimated to range between 6% and 8%; and (5) the future terminal value of the reporting unit, which was based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples included: (a) estimated future growth potential of the reporting unit; (b) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (c) the estimated control premium a willing buyer is likely to pay.
Other intangible assets include values assigned to customer relationships, non-compete agreements and trade names and are amortized generally on a straight-line basis over periods ranging from 1 to 15 years.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In 2020, we recognized a $42.6 million charge as a loss on business divestitures and impairments, net in our consolidated income statement resulting from management’s decision to exit certain product offerings and geographic basins in our upstream environmental solutions business. As the carrying value of the assets associated with these operations was no longer recoverable, we impaired the entire net book value of certain assets, comprised mainly of equipment, vehicles, and containers. On at least a quarterly basis, we will continue to monitor the effect of the evolving COVID-19 pandemic on our business and review our estimates for recoverability of assets.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
New Accounting Pronouncements
Accounting Standards Adopted
Effective January 1, 2021, we adopted the following accounting standard updates (ASUs) as issued by the Financial Accounting Standards Board (FASB):

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
Accounting Standards Issued but not yet Adopted as of December 31, 2021
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and the payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for all entities that enter into a business combination within the applicable scope. The amendments in this update are effective for fiscal years beginning after December 15, 2022. We are currently assessing the effect this guidance may have on our consolidated financial statements.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various environmental services businesses during the years ended December 31, 2021 and 2020. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2021	2020
Purchase price:
Cash used in acquisitions, net of cash acquired of $14.7 and $0.1, respectively	$1,052.9	$598.9
Holdbacks	10.3	14.1
Fair value, future minimum lease payments	40.2	0.3
Total	$1,103.4	$613.3
Allocated as follows:
Restricted cash	$7.2	$0.1
Accounts receivable	63.9	14.9
Landfill airspace	66.0	—
Property and equipment	143.5	124.3
Operating right-of-use lease assets	10.2	0.2
Assets held for sale	43.6	—
Other assets	6.6	1.1
Inventory	1.9	1.5
Accounts payable	(30.1)	(3.8)
Environmental remediation liabilities	(31.6)	(1.7)
Closure and post-closure liabilities	(31.8)	(0.8)
Operating right-of-use lease liabilities	(10.2)	(0.2)
Other liabilities	(34.2)	(13.4)
Fair value of tangible assets acquired and liabilities assumed	205.0	122.2
Excess purchase price to be allocated	$898.4	$491.1
Excess purchase price to be allocated as follows:
Other intangible assets	$98.2	$60.7
Goodwill	801.8	430.4
Gain on bargain purchase	(1.6)	—
Total allocated	$898.4	$491.1
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Substantially all of the goodwill and intangible assets recorded for acquisitions in 2021 and 2020 was deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
In May 2021, we acquired all of the membership interests of Santek Waste Services, LLC (Santek). Santek's vertically integrated recycling and waste services operations are primarily located in the southeastern United States and complement Republic's existing core competencies and expertise in the environmental services industry. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to certain tangible and intangible assets acquired as well as certain leases and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our valuations to be completed in 2022.
In August 2021, we acquired all of the issued and outstanding shares of ACV Enviro Corporation (ACV). ACV’s environmental solutions operations are primarily located in the northeastern United States and provide us with a platform to pursue additional growth in our environmental solutions line of business. The purchase price allocation is preliminary and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our valuations to be completed in 2022.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On February 8, 2022, we entered into a definitive agreement to acquire all outstanding shares of US Ecology, Inc. (US Ecology) in a transaction valued at approximately $2.2 billion including debt. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We intend to finance the transaction using existing and new sources of debt.
Investments
In 2021 and 2020, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of approximately $175 million and $143 million, which were recorded to other long-term assets in our December 31, 2021 and 2020 consolidated balance sheets, respectively. During 2021 and 2020, we reduced the carrying value of these investments by $178.0 million and $118.2 million, respectively, as a result of tax credits allocated to us, cash distributions, and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our 2021 and 2020 tax provisions reflect a benefit of approximately $126 million and $100 million, respectively, due to the tax credits related to these investments. For further discussion of the income tax benefits, see Note 11, Income Taxes.
In 2021, we purchased the remaining equity interest in a previously held non-controlling interest for $32.0 million.
Restructuring Charges
In 2020, we incurred costs related to the redesign of certain back-office software systems, which continued into 2021. In addition, in July 2020, we eliminated certain back-office support positions in response to a decline in the underlying demand for services resulting from the COVID-19 pandemic. During 2021 and 2020, we incurred restructuring charges of $16.6 million and $20.0 million, respectively. We paid $17.2 million and $15.5 million during 2021 and 2020, respectively, related to these restructuring efforts.
In 2022, we expect to incur additional restructuring charges of approximately $20 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
4.PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2021	2020
Land	$694.9	$633.4
Landfill development costs	8,539.6	7,991.7
Vehicles and equipment	8,576.9	8,119.0
Buildings and improvements	1,508.4	1,402.5
Construction-in-progress – landfill	279.3	303.8
Construction-in-progress – other	182.9	107.4
	$19,782.0	$18,557.8
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(4,625.6)	$(4,249.5)
Vehicles and equipment	(5,231.6)	(4,953.4)
Buildings and improvements	(692.7)	(628.7)
	(10,549.9)	(9,831.6)
Property and equipment, net	$9,232.1	$8,726.2
Depreciation, amortization and depletion of property and equipment was $1,111.7 million, $1,015.9 million and $985.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2020	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2021
Group 1	$6,404.9	$162.6	$—	$(17.8)	$6,549.7
Group 2	5,641.5	357.1	—	(4.4)	5,994.2
Corporate entities and other	—	282.1	—	—	282.1
Total	$12,046.4	$801.8	$—	$(22.2)	$12,826.0

	Balance as of December 31, 2019	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2020
Group 1	$6,235.6	$171.7	$—	$(2.4)	$6,404.9
Group 2	5,397.8	258.7	(19.0)	4.0	5,641.5
Corporate entities and other	—	—	—	—	—
Total	$11,633.4	$430.4	$(19.0)	$1.6	$12,046.4
Adjustments to acquisitions during the year ended December 31, 2021 primarily related to changes in our valuation of customer relationship intangible assets and fixed assets as a result of obtaining new information regarding certain acquisitions that closed in December 2020. Adjustments to acquisitions during the year ended December 31, 2020 primarily related to working capital and fixed assets.
Goodwill by reporting segment as of December 31, 2019 reflects the transfer of all Environmental Solutions assets from Group 2 to Corporate entities and other.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2021
	Balance as of December 31, 2020	Acquisitions	Adjustments and Other	Balance as of December 31, 2021	Balance as of December 31, 2020	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2021
Customer relationships	$788.1	$92.3	$18.0	$898.4	$(639.5)	$(27.3)	$—	$(666.8)	$231.6
Non-compete agreements	51.4	9.2	(0.2)	60.4	(39.1)	(5.5)	—	(44.6)	15.8
Other intangible assets	57.5	0.5	—	58.0	(45.3)	(0.6)	—	(45.9)	12.1
Total	$897.0	$102.0	$17.8	$1,016.8	$(723.9)	$(33.4)	$—	$(757.3)	$259.5

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2020
	Balance as of December 31, 2019	Acquisitions	Adjustments and Other	Balance as of December 31, 2020	Balance as of December 31, 2019	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2020
Customer relationships	$733.8	$54.4	$(0.1)	$788.1	$(623.0)	$(16.6)	$0.1	$(639.5)	$148.6
Non-compete agreements	45.3	6.3	(0.2)	51.4	(35.3)	(3.9)	0.1	(39.1)	12.3
Other intangible assets	58.2	—	(0.7)	57.5	(45.1)	(0.6)	0.4	(45.3)	12.2
Total	$837.3	$60.7	$(1.0)	$897.0	$(703.4)	$(21.1)	$0.6	$(723.9)	$173.1

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2021, amortization expense for each of the next five years is estimated as follows:

2022	$40.0
2023	$38.6
2024	$36.2
2025	$32.9
2026	$29.7

6.OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2021	2020
Income tax receivable	$173.8	$170.7
Prepaid expenses	85.3	77.7
Inventories	72.2	59.1
Other non-trade receivables	32.2	32.2
Reinsurance receivable	31.0	34.1
Prepaid fees for cloud-based hosting arrangements, current	12.9	11.8
Other current assets	3.0	6.7
Total	$410.4	$392.3
Other Assets
A summary of other assets as of December 31 follows:

	2021	2020
Operating right-of-use lease assets	$255.3	$218.8
Deferred compensation plan	133.5	131.8
Investments	127.6	145.4
Deferred contract costs and sales commissions	80.6	82.3
Reinsurance receivable	79.5	84.8
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	43.4	29.5
Amounts recoverable for capping, closure and post-closure obligations	19.4	18.5
Other derivative assets	15.0	63.8
Interest rate swaps	4.7	10.0
Deferred financing costs	4.6	2.7
Other	24.0	29.8
Total	$787.6	$817.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2021	2020
Accrued payroll and benefits	$295.0	$221.1
Insurance reserves, current portion	193.5	167.5
Accrued dividends	145.9	135.5
Accrued fees and taxes	143.7	132.3
Operating right-of-use lease liabilities, current portion	38.2	33.5
Ceded insurance reserves, current portion	31.0	34.1
Accrued professional fees and legal settlement reserves	8.4	7.2
Other	73.8	89.0
Total	$929.5	$820.2
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2021	2020
Operating right-of-use lease liabilities	$239.0	$206.6
Deferred compensation plan liability	119.4	126.6
Ceded insurance reserves	79.5	84.8
Contingent purchase price and acquisition holdbacks	64.4	67.3
Other derivative liabilities	50.7	103.0
Withdrawal liability - multiemployer pension funds	24.5	22.3
Legal settlement reserves	3.1	20.2
Pension and other post-retirement liabilities	1.2	5.5
Other	60.6	45.5
Total	$642.4	$681.8
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2021 and 2020 (which include claims for workers’ compensation, commercial general and auto liability, and employee-related health care benefits) were $497.4 million and $449.3 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2021	2020	2019
Balance at beginning of year	$449.3	$438.5	$423.7
Additions charged to expense	552.4	466.1	468.5
Payments	(531.8)	(482.6)	(479.3)
Accretion expense	0.3	0.5	0.7
Premium written for third party risk assumed	36.5	36.5	35.5
Reclassified to ceded insurance reserves	(9.3)	(9.7)	(10.6)
Balance at end of year	497.4	449.3	438.5
Less: current portion	(193.5)	(167.5)	(162.0)
Long-term portion	$303.9	$281.8	$276.5
8.LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2021, we owned or operated 198 active landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Additionally, we have post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2021	2020
Landfill final capping, closure and post-closure liabilities	$1,507.3	$1,346.4
Environmental remediation	454.9	462.8
Total accrued landfill and environmental costs	1,962.2	1,809.2
Less: current portion	(124.5)	(114.5)
Long-term portion	$1,837.7	$1,694.7
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2021	2020	2019
Asset retirement obligation liabilities, beginning of year	$1,346.4	$1,335.6	$1,292.0
Non-cash additions	47.2	42.3	44.9
Acquisitions, net of divestitures and other adjustments	32.1	(10.9)	0.2
Asset retirement obligation adjustments	58.5	(44.9)	(5.2)
Payments	(59.6)	(58.6)	(78.2)
Accretion expense	82.7	82.9	81.9
Asset retirement obligation liabilities, end of year	1,507.3	1,346.4	1,335.6
Less: Current portion	(68.4)	(57.5)	(75.8)
Long-term portion	$1,438.9	$1,288.9	$1,259.8
We review our landfill asset retirement obligations at least annually. As a result, we increased amortization expense by $6.9 million for December 31, 2021 and reduced amortization expense by $12.5 million and $10.9 million for December 31, 2020 and 2019, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The expected future payments for final capping, closure and post-closure as of December 31, 2021 follows:

2022	$68.3
2023	68.4
2024	70.4
2025	79.7
2026	76.2
Thereafter	6,681.6
$7,044.6
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2021 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2021 would be approximately $342 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2021	2020	2019
Environmental remediation liabilities, beginning of year	$462.8	$500.2	$540.2
Net additions charged to expense	0.5	5.1	(12.5)
Payments	(57.1)	(63.5)	(49.1)
Accretion expense (non-cash interest expense)	17.1	18.6	19.0
Acquisitions, net of divestitures and other adjustments	31.6	2.4	2.6
Environmental remediation liabilities, end of year	454.9	462.8	500.2
Less: current portion	(56.1)	(57.0)	(56.8)
Long-term portion	$398.8	$405.8	$443.4
The expected undiscounted future payments for remediation costs as of December 31, 2021 follows:

2022	$56.1
2023	56.5
2024	60.6
2025	51.4
2026	47.8
Thereafter	334.3
$606.7
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. During the year ended December 31, 2021, we paid $18.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2021, the remediation liability recorded for this site is $102.7 million, of which approximately $16 million is expected to be paid during 2022. We believe the remaining

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reasonably possible high end of our range would be approximately $140 million higher than the amount recorded as of December 31, 2021.
In 2020, we recognized an insurance recovery of $10.8 million related to our closed Bridgeton Landfill in Missouri as a reduction of remediation expenses included in our cost of operations.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of December 31, 2021 and 2020 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		December 31, 2021			December 31, 2020
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
$2.25 billion - June 2023	Variable	—	—	—	186.0	—	186.0
$3.0 billion - August 2026	Variable	24.3	—	24.3	—	—	—
Senior notes:
May 2023	4.750	300.0	(0.1)	299.9	300.0	4.8	304.8
August 2024	2.500	900.0	(4.8)	895.2	900.0	(6.6)	893.4
March 2025	3.200	500.0	(2.2)	497.8	500.0	(3.0)	497.0
November 2025	0.875	350.0	(2.6)	347.4	350.0	(3.3)	346.7
July 2026	2.900	500.0	(2.8)	497.2	500.0	(3.3)	496.7
November 2027	3.375	650.0	(3.8)	646.2	650.0	(4.5)	645.5
May 2028	3.950	800.0	(12.4)	787.6	800.0	(14.2)	785.8
March 2030	2.300	600.0	(5.9)	594.1	600.0	(6.5)	593.5
February 2031	1.450	650.0	(7.9)	642.1	650.0	(8.6)	641.4
February 2032	1.750	750.0	(6.6)	743.4	750.0	(7.1)	742.9
March 2033	2.375	700.0	(7.6)	692.4	—	—	—
March 2035	6.086	181.9	(12.8)	169.1	181.9	(13.4)	168.5
March 2040	6.200	399.9	(3.6)	396.3	399.9	(3.6)	396.3
May 2041	5.700	385.7	(5.0)	380.7	385.7	(5.1)	380.6
March 2050	3.050	400.0	(7.1)	392.9	400.0	(7.3)	392.7
Debentures:
May 2021	9.250	—	—	—	35.3	(0.1)	35.2
September 2035	7.400	148.0	(31.1)	116.9	148.1	(32.1)	116.0
Tax-exempt:
2023 - 2051	0.150 - 0.300%	1,189.1	(7.6)	1,181.5	1,111.2	(6.5)	1,104.7
Finance leases:
2022 - 2063	0.806 - 9.750%	249.4	—	249.4	206.5	—	206.5
Total Debt		$9,678.3	$(123.9)	9,554.4	$9,054.6	$(120.4)	8,934.2
Less: current portion				(8.2)			(168.1)
Long-term portion				$9,546.2			$8,766.1
Loss on Extinguishment of Debt and Other Related Costs
During the year ended December 31, 2020, we incurred a loss on the early extinguishment of debt and other related costs. We paid cash premiums during the year totaling $99.1 million and incurred non-cash charges related to the proportional share of unamortized discounts and deferred issuance costs of $2.8 million. The unamortized proportional share of certain cash flow hedges reclassified to earnings as non-cash interest expense was $1.8 million and the proportional share of our fair value hedges that were dedesignated and immediately recognized in earnings as a reduction to non-cash interest expense was $4.7 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future Maturities of Debt
Aggregate principal maturities of notes payable, finance leases and other long-term debt as of December 31, 2021 follow:

2022	$8.2
2023	475.2
2024	926.9
2025	856.7
2026	613.2
Thereafter	6,798.1
$9,678.3
Credit Facilities
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (the Credit Facility), which replaces the prior $2.25 billion unsecured revolving credit facility which would have matured in June 2023 (the Replaced Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders.
At our option, borrowings under the Credit Facility bear interest at a Base Rate, a daily floating London Interbank Offered Rate (LIBOR), or a Eurodollar Rate, plus an applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). On the earliest of (i) the date that all available tenors of U.S. dollar LIBOR have permanently or indefinitely ceased to be provided or have been announced to be no longer representative, (ii) June 30, 2023 or (iii) the effective date of an election to opt into a secured overnight financing rate (SOFR), the LIBOR rate will be replaced by a forward-looking term rate based on SOFR or a daily rate based on SOFR published on such date.
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility and Replaced Credit Facility totaled $2,633.8 million and $1,671.8 million as of December 31, 2021 and 2020, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
As of December 31, 2021 and 2020, we had $24.3 million and $186.0 million of borrowings outstanding under our Credit Facility and Replaced Credit Facility, respectively. We had $341.9 million and $376.5 million of letters of credit outstanding under our Credit Facility and Replaced Credit Facility as of December 31, 2021 and 2020, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility (the Replaced Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties, rather than a LIBOR or Cost of Funds rate used in the Replaced Uncommitted Credit Facility (as defined in the Replaced Uncommitted Credit Facility agreement). Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2021 and 2020, we had no borrowings outstanding under our Replaced Uncommitted Credit Facility.
Senior Notes and Debentures
In November 2021, we issued $700.0 million of 2.375% senior notes due 2033 (the 2.375% Notes). We used the net proceeds for general corporate purposes, including repayment of amounts outstanding under our unsecured and uncommitted credit facilities. Prior to such use, Republic may have temporarily invested the net proceeds in marketable securities and short-term investments.
During the second quarter of 2021, we paid the entire $35.3 million principal balance of our 9.250% debentures which matured in May 2021.
Our senior notes are general senior unsecured obligations. Interest is payable semi-annually.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023 (the 4.750% Notes). The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed to floating interest rates. As of December 31, 2021, these swap agreements have a total notional value of $300.0 million and mature in May 2023. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. In 2013, these transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the 4.750% Notes resulting from changes in interest rates.
Contemporaneously with our $250.0 million redemption of the 4.750% Notes in 2020, we dedesignated the proportional share of these swap agreements as fair value hedges and recognized $4.7 million in earnings immediately as a reduction to non-cash interest expense. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of December 31, 2021 and 2020, these free standing derivatives are reflected at their fair value of $3.9 million and $8.3 million, respectively, and are included in other assets in our consolidated balance sheets. For the years ended December 31, 2021 and 2020, we recognized losses of $4.4 million and $0.1 million directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free standing derivatives, respectively.
As of December 31, 2021 and 2020, the interest rate swap agreements that were designated as fair value hedges are reflected at their fair value of $4.7 million and $10.0 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, the remaining hedged portion of these interest rate swap agreements is included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $7.9 million, $5.7 million and $1.0 million, respectively, during 2021, 2020 and 2019 related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the years ended December 31, 2021, 2020 and 2019, we recognized a gain of $5.2 million, and losses of $5.7 million and $7.5 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes. For the years ended December 31, 2021, 2020 and 2019, we recognized offsetting loss of $5.2 million, and gains of $7.6 million and $8.1 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the years ended December 31, 2021, 2020 and 2019 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, see Note 18, Financial Instruments, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flow Hedges
We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. All of our cash flow hedges settled before December 31, 2020, thus there was no related asset or liability as of December 31, 2021 or December 31, 2020.
The fair value of our interest rate locks was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
There was no unrealized gain or loss recognized in other comprehensive income for the year ended December 31, 2021. The total unrealized losses recognized in other comprehensive income for interest rate locks were $22.5 million and $30.2 million, net of tax, for the years ended December 31, 2020, and 2019, respectively.
As of December 31, 2021 and 2020, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $25.8 million and $30.4 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. Over

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the next 12 months, we expect to amortize approximately $4.3 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
For further detail regarding the effect of our cash flow hedging on interest expense, see Note 18, Financial Instruments, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% Notes in February 2020, we amended interest rate lock agreements with a notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030 and dedesignated them as cash flow hedges (the 2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% Notes in August 2019 we amended interest rate lock agreements with a notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024 and dedesignated them as cash flow hedges (2019 Extended Interest Rate Locks and collectively with the 2020 Extended Interest Rate Locks referred to as the Extended Interest Rate Locks). There was no ineffectiveness recognized in the termination of these cash flow hedges. In addition, we entered into offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (the 2019 Offsetting Interest Rate Swap and the 2020 Offsetting Interest Rate Swap, or collectively the Offsetting Interest Rate Swaps). The fair value of these free standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of December 31, 2021 and 2020, the fair values of the Extended Interest Rate Locks were liabilities of $49.9 million and $103.0 million, respectively, which were included in other long-term liabilities in our consolidated balance sheet. As of December 31, 2021, the fair value of the 2019 Offsetting Interest Rate Swap was an asset of $11.1 million, which was recorded in other assets in our consolidated balance sheet, and the fair value of the 2020 Offsetting Interest Rate Swap was a liability of $0.8 million, which was included in other long-term liabilities in our consolidated balance sheet. As of December 31, 2020, the fair values of the Offsetting Interest Rate Swaps were assets of $55.5 million, which were included in other assets in our consolidated balance sheet. For the year ended December 31, 2021, we recognized a gain of $44.3 million on the change in fair value of the Extended Interest Rate Locks, with an offsetting loss of $44.0 million, on the Offsetting Interest Rate Swaps. For the year ended December 31, 2020, we recognized a loss of $55.6 million on the change in fair value of the Extended Interest Rate Locks, with an offsetting gain of $52.9 million on the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of December 31, 2021, we had $1,181.5 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2023 to 2051. As of December 31, 2020, we had $1,104.7 million of certain variable rate tax-exempt financings outstanding with maturities ranging from 2021 to 2050. During the year ended December 31, 2021 and 2020, we issued $205.0 million and $60.0 million, respectively, of new tax-exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $17.2 million has been incurred and reimbursed to us. As of December 31, 2021, we had $139.0 million of restricted cash and marketable securities, of which $12.4 million represented proceeds from the issuance of the tax-exempt bonds.
All of our tax-exempt financings are remarketed either quarterly or semi-annually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2021 and 2020.
Finance Leases
We had finance lease liabilities of $249.4 million and $206.5 million as of December 31, 2021 and 2020, respectively, with maturities ranging from 2022 to 2063 and 2021 to 2063, respectively.
Interest Paid
Interest paid, excluding net swap settlements for our fair value hedges, was $249.4 million, $325.1 million, and $346.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. LEASES
A summary of the lease classification on our consolidated balance sheet as of December 31, 2021 and 2020 follows:

		2021	2020
Assets
Operating right-of-use lease assets	Other assets	$255.3	$218.8
Finance lease assets	Property and equipment, net	291.7	227.7
Total leased assets		$547.0	$446.5

Liabilities
Current
Operating	Other accrued liabilities	$38.2	$33.5
Finance	Notes payable and current maturities of long-term debt	8.2	5.8
Long-term
Operating	Other long-term liabilities	239.0	206.6
Finance	Long-term debt, net of current maturities	241.2	200.7
Total lease liabilities		$526.6	$446.6
A summary of the lease cost reflected in our consolidated statements of income for the years ended December 31 follow:

		2021	2020
Operating lease cost
Fixed lease cost	Cost of operations	$44.6	$44.0
Short-term lease cost	Cost of operations	25.4	23.4
Variable lease cost	Cost of operations	20.7	18.6
Finance lease cost
Amortization of leased assets	Depreciation amortization, and depletion	10.5	7.6
Interest on lease liabilities	Interest expense	9.3	8.2
Variable lease cost	Interest expense	16.4	14.0
Total lease cost		$126.9	$115.8
During the years ended December 31, 2021 and 2020, we recognized changes in our operating right-of-use lease liabilities and assets, resulting from the recognition of non-cash lease expense of $35.8 million and $34.1 million, respectively.
As of December 31, 2021, maturities for operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2022	$45.1	$18.0	$63.1
2023	44.2	40.1	84.3
2024	40.8	13.8	54.6
2025	37.7	13.9	51.6
2026	33.6	14.0	47.6
Thereafter	114.0	333.8	447.8
Total lease payments	315.4	433.6	749.0
Less: interest	(38.2)	(184.2)	(222.4)
Present value of lease liabilities	$277.2	$249.4	$526.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2021 and 2020 follows:

	2021	2020
Weighted-average remaining lease term (years)
Operating leases	8.2	8.4
Finance leases	28.2	30.4
Weighted-average discount rate
Operating leases	3.2%	3.8%
Finance leases	3.8%	4.3%
Supplemental cash flow and other non-cash information for the years ended December 31 follow:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$91.4	$86.9
Operating cash flows from finance leases	$25.8	$22.2
Financing cash flows from finance leases	$7.4	$8.1
Leased assets obtained in exchange for new finance lease liabilities	$50.2	$108.0
Leased assets obtained in exchange for new operating lease liabilities	$78.5	$24.8

11.INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2021	2020	2019
Current:
Federal	$234.9	$71.7	$46.1
State	67.3	43.6	40.5
Deferred:
Federal	(34.1)	65.4	151.8
State	18.6	12.6	18.9
State deferred benefit - change in valuation allowance	—	(17.2)	(4.6)
Uncertain tax positions and interest, and other	(3.9)	(3.0)	(30.7)
Provision for income taxes	$282.8	$173.1	$222.0
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.5	4.5	4.2
Change in valuation allowance	—	(1.5)	(0.4)
Non-deductible expenses	1.0	1.7	1.7
Uncertain tax position taxes and interest	0.1	0.1	(0.3)
Investment tax credits	(8.0)	(8.8)	(6.5)
Other, net	(0.6)	(1.8)	(2.6)
Effective income tax rate	18.0%	15.2%	17.1%
During 2021, we acquired non-controlling interests in limited liability companies established to own solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2021 tax provision reflects a benefit of approximately $126 million due to the tax credits related to these investments.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our 2020 tax provision was reduced by $11.6 million from excess tax benefits related to stock compensation, approximately $100 million related to the tax credits from our non-controlling interest in limited liability companies established to own solar energy assets, $17.2 million for adjustments to our valuation allowance due to the realizability of certain state loss carryforwards, and $8.2 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2019 tax returns.
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
We made income tax payments (net of refunds) of approximately $300 million, $124 million and $31 million for 2021, 2020, and 2019, respectively. Income taxes paid in 2021, 2020, and 2019 reflect benefits from tax credits from our continuing investments in solar energy. For 2020 and 2019, cash taxes paid reflect benefits from 100% bonus depreciation on qualified assets.
The components of the net deferred income tax asset and liability as of December 31 follow:

	2021	2020
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(949.2)	$(1,010.7)
Difference between book and tax basis of intangible assets	(503.7)	(464.6)
Operating right-of-use lease assets	(66.5)	(60.9)
Basis difference due to redemption of partnership interests	(82.2)	(85.3)
Total liabilities	$(1,601.6)	$(1,621.5)
Deferred tax assets relating to:
Environmental reserves	$217.6	$224.6
Accruals not currently deductible	82.4	84.5
Net operating loss carryforwards	105.1	111.8
Difference between book and tax basis of other assets	22.5	21.7
Operating right-of-use lease liabilities	66.4	61.1
Other	14.1	13.3
Total assets	508.1	517.0
Valuation allowance	(43.7)	(43.8)
Net deferred tax asset	464.4	473.2
Net deferred tax liabilities	$(1,137.2)	$(1,148.3)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2021	2020	2019
Valuation allowance, beginning of year	$43.8	$67.6	$73.5
Additions charged to provision for income taxes	0.4	2.2	0.1
Deferred tax assets realized or written-off	0.1	(28.3)	(6.0)
Other, net	(0.6)	2.3	—
Valuation allowance, end of year	$43.7	$43.8	$67.6
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $87 million available as of December 31, 2021. These state net operating loss carryforwards expire at various times between 2022 and 2041. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2021, we have provided a valuation allowance of approximately $43 million.
We are subject to income tax in the United States, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2015. We are currently under examination by the Internal Revenue Service (IRS) for tax years 2015 through 2018. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 to 2020.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2021	2020	2019
Balance at beginning of year	$101.1	$100.7	$104.9
Additions for tax positions of prior years	0.5	0.4	0.9
Reductions for tax positions of prior years	(0.1)	—	—
Reductions for tax positions resulting from lapse of statute of limitations	—	—	(0.2)
Settlements	—	—	(4.9)
Balance at end of year	$101.5	$101.1	$100.7
During 2019 we resolved tax matters in various states which reduced our gross unrecognized tax benefits by $5.1 million.
Included in our gross unrecognized tax benefits as of December 31, 2021, 2020, and 2019 are $93.6 million, $93.3 million and $93.0 million, respectively, of unrecognized tax benefits (net of the federal benefit) that, if recognized, would affect our effective income tax rate in future periods. However, we are unable to estimate the resolution of these matters over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of $0.8 million during 2021 and, in total as of December 31, 2021, have recognized a liability for penalties of $0.3 million and interest of $13.7 million.
During 2020, we recorded interest expense of approximately $0.8 million and, in total as of December 31, 2020, had recognized a liability for penalties of $0.3 million and interest of $12.6 million. During 2019, we accrued interest of $4.0 million and, in total as of December 31, 2019, had recognized a liability for penalties of $0.3 million and interest of $11.6 million.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
12.EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In October 2020, our Board of Directors amended and restated the Republic Services, Inc. Executive Incentive Plan (the 2021 Plan) to remove references to the performance-based compensation exception that was previously permitted but is no longer applicable under Section 162(m) of the Code. The purposes of the 2021 Plan are to promote the success of the Company; to provide designated Executive Officers with an opportunity to receive incentive compensation dependent upon that success; and to attract, retain and motivate such individuals. We currently have 12.3 million shares of common stock reserved for future grants under the 2021 Plan.
In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the 2007 Plan), and in May 2007 our shareholders approved the 2007 Plan. In March 2011, our Board of Directors approved the Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated 2007 SIP), and in May 2011 our shareholders approved the Amended and Restated 2007 SIP. In March 2013, our Board of Directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Republic Amended and Restated 2007 SIP), and in May 2013 our shareholders approved the Republic Amended and Restated 2007 SIP (the 2007 Plan, the Amended and Restated 2007 SIP and the Republic Amended and Restated

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2007 SIP are collectively referred to as the Amended and Restated 2007 Stock Incentive Plan). No further awards will be made under the Amended and Restated 2007 Stock Incentive Plan.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2021, 2020 and 2019:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2018	1,592.6	$51.88
Granted	392.8	$75.11
Vested and issued	(409.8)	$50.40
Forfeited	(76.1)	$65.37
Unissued as of December 31, 2019	1,499.5	$57.63
Granted	314.9	$95.75
Vested and issued	(538.2)	$50.63
Forfeited	(64.1)	$79.77
Unissued as of December 31, 2020	1,212.1	$69.47
Granted	358.0	$91.21
Vested and issued	(434.5)	$74.69
Forfeited	(44.8)	$87.43
Unissued as of December 31, 2021	1,090.8	$77.19	0.7	$152.1
Vested and unissued as of December 31, 2021	385.1	$55.97
During the years ended December 31, 2021, 2020 and 2019, we awarded our non-employee directors 26,328, 29,331 and 35,376 RSUs, respectively, which vested upon issuance.
During the years ended December 31, 2021, 2020 and 2019, we awarded 312,602, 258,661 and 328,142 RSUs, respectively, to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after four years.
During the years ended December 31, 2021, 2020 and 2019, we granted an additional 19,049, 26,907 and 29,273 RSUs, respectively, as dividend equivalents.
The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the years ended December 31, 2021, 2020 and 2019, compensation expense related to RSUs totaled $32.5 million, $26.2 million and $24.8 million, respectively. In 2021, we recognized approximately $6 million of compensation expense related to the accelerated vesting of RSUs previously granted to Donald W. Slager that were previously scheduled to vest in 2022 and beyond as a result of his retirement as Chief Executive Officer (CEO) of Republic Services, Inc. in June 2021. As of December 31, 2021, total unrecognized compensation expense related to outstanding RSUs was $32.5 million, which will be recognized over a weighted average period of 2.6 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2021, 2020 and 2019:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2018	999.7	$55.77
Granted	356.1	$71.22
Vested and issued	(407.3)	$47.11
Forfeited	(29.3)	$67.77
Outstanding as of December 31, 2019	919.2	$65.92
Granted	247.0	$98.01
Vested and issued	(285.0)	$61.22
Forfeited	(27.6)	$88.29
Outstanding as of December 31, 2020	853.6	$76.14
Granted	313.1	$91.01
Vested and issued	(287.0)	$65.35
Forfeited	(22.4)	$91.20
Outstanding and Exercisable as of December 31, 2021	857.3	$84.79
During the years ended December 31, 2021, 2020 and 2019, we awarded 181,322, 127,278 and 166,179 PSUs to our executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC), and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2021, 2020 and 2019, we awarded 118,168, 102,994, and 172,341 PSUs to our employees other than our executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2021, 2020 and 2019, we granted an additional 13,586, 16,760, and 17,612 PSUs, respectively, as dividend equivalents.
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
During the years ended December 31, 2021, 2020 and 2019, compensation expense related to PSUs totaled $47.1 million, $17.2 million, and $22.5 million, respectively. In 2021, we recognized approximately $16 million of compensation expense related to the accelerated vesting of PSUs previously granted to Mr. Slager that were previously scheduled to vest in 2022 and beyond as a result of his retirement in June 2021. As of December 31, 2021, total unrecognized compensation expense related to outstanding PSUs was $22.5 million, which will be recognized over a weighted average period of 1.0 years.

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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2021 or 2020.
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
The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2021	2020
Accumulated benefit obligation	$215.1	$219.2
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$219.2	$218.0
Interest cost	4.7	6.4
Actuarial loss	6.7	11.3
Benefits paid	(15.5)	(16.5)
Projected benefit obligation at end of year	$215.1	$219.2
Change in plan assets:
Fair value of plan assets at beginning of year	$232.5	$226.6
Actual return on plan assets	6.3	24.5
Estimated expenses	(1.5)	(2.1)
Benefits paid	(15.5)	(16.5)
Fair value of plan assets at end of year	$221.8	$232.5
Over funded status	$6.7	$13.3
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$6.7	$13.3
Net amount recognized	$6.7	$13.3
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.77%	2.24%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2021 and 2020 were $14.5 million and $23.7 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net periodic benefit cost for the years ended December 31 are summarized below:

	2021	2020	2019
Components of net periodic benefit cost:
Interest cost	$4.7	$6.4	$8.9
Expected return on plan assets	(6.0)	(8.0)	(9.7)
Recognized net actuarial (gain)	—	(0.1)	(0.1)
Amortization of prior service cost	—	0.1	0.1
Net periodic benefit (income)	$(1.3)	$(1.6)	$(0.8)
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.77%	2.24%	4.21%
Expected return on plan assets	4.10%	3.45%	5.20%
Rate of compensation increase	N/A	N/A	N/A
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
The following table summarizes our target asset allocation as of December 31, 2021 and the actual asset allocation as of December 31, 2021 and 2020 for our Plan:

	December 31, 2021	December 31, 2021	December 31, 2020
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation
Debt securities	82%	82%	81%
Equity securities	18	18	19
Total	100%	100%	100%
Asset allocations are reviewed and rebalanced periodically based on funded status. For 2022, the investment strategy for Plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 4.10%. While we believe we can achieve a long-term average return of 4.10%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among debt and equity portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Plan assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2021 and 2020:

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$5.0	$5.0	$—	$—
Mutual funds	216.8	—	216.8	—
Total assets	$221.8	$5.0	$216.8	$—

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$4.8	$4.8	$—	$—
Mutual funds	227.7	—	227.7	—
Total assets	$232.5	$4.8	$227.7	$—
Estimated future benefit payments for the next ten years under the Plan follow:

2022	$16.5
2023	$15.7
2024	$15.4
2025	$14.9
2026	$14.7
2027 through 2031	$62.6
Collective Bargaining Agreements
As of December 31, 2021, approximately 24% of our workforce was covered by collective bargaining agreements (CBAs), and approximately 6% of our workforce was covered by CBAs that will expire during 2022.
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
In June 2020, we entered into an agreement with a certain multiemployer pension fund through which we transitioned from one plan into another plan managed by the same fund, thus creating a withdrawal event from the original plan. As a result of the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
withdrawal event, we recognized $31.6 million of withdrawal costs, which we paid in July 2020. There were no such withdrawal events in 2021.
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2021 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.5 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2021 and 2020 is for the plans’ year ended September 30, or December 31, 2020 and 2019, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded, and plans in the safe green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2020	2019	Implemented	2021	2020	2019	Imposed	of CBAs
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	$52.2	$49.4	$45.1	No	Various dates through 9/30/26
Local No. 731 I.B. of T. Pension Fund	36-6513567	Safe	Safe	No	8.7	8.8	9.3	No	Various dates through 1/31/24
Individually significant plans					60.9	58.2	54.4
All other plans	N/A	N/A	N/A	N/A	15.5	15.0	17.7	N/A
Total					$76.4	$73.2	$72.1
We are listed in the Form 5500 for Local No. 731, I.B. of T. Pension Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2021.
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
Defined Contribution Plan
We maintain the Republic Services 401(k) Plan (the 401(k) Plan), which is a defined contribution plan covering all eligible employees. Under the 401(k) Plan, participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide for an employer matching contribution equal to 100% of the first 3.0% of eligible compensation and 50.0% of the next 2.0% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.
Total expense recorded for matching 401(k) contributions in 2021, 2020 and 2019 was $62.4 million, $59.3 million and $55.7 million, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
to forfeiture and are deemed invested among investment funds offered under the DCP, as directed by each participant. Payments of deferred amounts are payable following separation from service or at a date or dates elected by the participant when the deferral is elected. Payments of deferred amounts are made in either a lump sum or in annual installments over a period not exceeding 15 years.
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $133.5 million and $131.8 million as of December 31, 2021 and 2020, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $119.4 million and $126.6 million as of December 31, 2021 and 2020, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2021, 2020 and 2019, issuances under this plan totaled 104,217 shares, 116,865 shares and 107,522 shares, respectively. As of December 31, 2021, shares reserved for issuance to employees under this plan totaled 2.6 million and Republic held employee contributions of $2.7 million for the purchase of common stock.
13.SHARE REPURCHASES AND DIVIDENDS
Share Repurchases
Share repurchase activity during the years ended December 31, 2021 and 2020 follows (in millions except per share amounts):

	2021	2020
Number of shares repurchased	2.2	1.2
Amount paid	$252.2	$98.8
Weighted average cost per share	$116.09	$85.06
As of December 31, 2021 and 2020 there were no repurchased shares pending settlement.
In October 2017, our Board of Directors added $2.0 billion to the existing share repurchase authorization, which continued through December 31, 2020. In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2021, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.7 billion. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
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
Dividends
In October 2021, our Board of Directors approved a quarterly dividend of $0.46 per share. Aggregate cash dividends declared were $563.0 million, $528.8 million and $499.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we recorded a quarterly dividend payable of $145.9 million to shareholders of record at the close of business on January 3, 2021.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per share for the years ended December 31, 2021, 2020, and 2019 are calculated as follows (in thousands, except per share amounts):

	2021	2020	2019
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$1,290,405	$967,237	$1,073,286
Weighted average common shares outstanding	318,811	319,282	321,058
Basic earnings per share	$4.05	$3.03	$3.34
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$1,290,405	$967,237	$1,073,286
Weighted average common shares outstanding	318,811	319,282	321,058
Effect of dilutive securities:
Options to purchase common stock	—	52	247
Unvested RSU awards	266	175	254
Unvested PSU awards	348	327	431
Weighted average common and common equivalent shares outstanding	319,425	319,836	321,990
Diluted earnings per share	$4.04	$3.02	$3.33

During each of the years ended December 31, 2021 and 2020, there were less than 0.1 million antidilutive securities outstanding. During the year ended December 31, 2019 there were no antidilutive securities outstanding.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, which are our operating segments, referred to as Group 1, Group 2, and Environmental Solutions. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our Environmental Solutions operating segment, which provides environmental solutions for daily operations of industrial, petrochemical and refining facilities, is aggregated with Corporate entities and other as it only represents approximately 2% of our consolidated revenue. Each of our operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal.
Summarized financial information concerning our reportable segments for the years ended December 31, 2021, 2020 and 2019 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets
2021:
Group 1	$6,630.0	$(1,071.1)	$5,558.9	$548.1	$1,495.7	$601.9	$12,199.2
Group 2	6,240.4	(906.8)	5,333.6	541.3	1,135.7	541.8	9,926.9
Corporate entities and other	451.4	(48.9)	402.5	178.8	(555.2)	172.6	2,828.9
Total	$13,321.8	$(2,026.8)	$11,295.0	$1,268.2	$2,076.2	$1,316.3	$24,955.0
2020:
Group 1	$6,059.3	$(1,001.8)	$5,057.5	$502.1	$1,343.3	$546.6	$11,593.1
Group 2	5,626.4	(834.5)	4,791.9	488.9	966.8	465.8	9,005.3
Corporate entities and other	346.0	(41.8)	304.2	167.8	(601.0)	182.2	2,835.6
Total	$12,031.7	$(1,878.1)	$10,153.6	$1,158.8	$1,709.1	$1,194.6	$23,434.0
2019:
Group 1	$6,012.5	$(1,010.6)	$5,001.9	$493.7	$1,231.7	$551.3	$11,389.1
Group 2	5,782.1	(838.2)	4,943.9	475.0	926.6	490.9	8,944.5
Corporate entities and other	398.4	(44.8)	353.6	153.7	(371.1)	164.9	2,350.2
Total	$12,193.0	$(1,893.6)	$10,299.4	$1,122.4	$1,787.2	$1,207.1	$22,683.8
Financial information for the years ended December 31, 2020 and 2019 reflects the transfer of our Environmental Solutions operating segment from Group 2 to Corporate entities and other, to align with how our chief operating decision maker began evaluating our operations in December 2020.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.REVENUE
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2021		2020		2019
Collection:
Residential	$2,452.8	21.7%	$2,309.0	22.7%	$2,271.9	22.1%
Small-container	3,417.7	30.3	3,106.8	30.6	3,170.0	30.8
Large-container	2,378.4	21.1	2,148.9	21.2	2,249.6	21.8
Other	59.6	0.5	51.5	0.5	46.1	0.4
Total collection	8,308.5	73.6	7,616.2	75.0	7,737.6	75.1
Transfer	1,490.0		1,349.4		1,318.7
Less: intercompany	(814.4)		(745.9)		(748.1)
Transfer, net	675.6	6.0	603.5	5.9	570.6	5.5
Landfill	2,506.7		2,298.1		2,324.2
Less: intercompany	(1,092.8)		(1,018.5)		(1,024.1)
Landfill, net	1,413.9	12.5	1,279.6	12.6	1,300.1	12.6
Environmental solutions	202.5	1.8	127.7	1.3	191.7	1.9
Other:
Recycling processing and commodity sales	420.5	3.7	297.1	2.9	273.3	2.7
Other non-core	274.0	2.4	229.5	2.3	226.1	2.2
Total other	694.5	6.1	526.6	5.2	499.4	4.9
Total revenue	$11,295.0	100.0%	$10,153.6	100.0%	$10,299.4	100.0%
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
In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2020 was recognized as revenue during the year ended December 31, 2021 when the service was performed. Our large-container customers are typically billed on a monthly basis based on the nature of the services provided during the period.
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
Environmental Solutions
Environmental solutions revenue is primarily generated from the fees we charge for the disposal of hazardous and non-hazardous solid and liquid material and in-plant services, such as transportation and logistics, including at our transfer, storage and disposal facilities (TSDF). Activity for this service line varies across markets and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these agreements is variable in nature and primarily based on the volume of waste accepted or processed during the period.
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
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of December 31, 2021 and 2020, we recognized $80.6 million and $82.3 million, respectively, of deferred contract costs and capitalized sales commissions. During the years ended December 31, 2021 and 2020, we amortized $12.5 million and $12.2 million, respectively, of capitalized sales commissions to selling, general and administrative expenses, and $6.4 million and $6.5 million, respectively, of other deferred contract costs as a reduction of revenue.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
A summary of changes in accumulated other comprehensive income, net of tax, by component, for the years ended December 31, 2021, 2020 and 2019 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Total
Balance as of December 31, 2018	$16.1	$14.7	$30.8
Other comprehensive loss before reclassifications	(30.2)	(2.5)	(32.7)
Amounts reclassified from accumulated other comprehensive loss	1.0	—	1.0
Net current-period other comprehensive loss	(29.2)	(2.5)	(31.7)
Adoption of accounting standard	(0.6)	3.7	3.1
Balance as of December 31, 2019	(13.7)	15.9	2.2
Other comprehensive (loss) income before reclassifications	(22.5)	2.1	(20.4)
Amounts reclassified from accumulated other comprehensive loss	5.8	—	5.8
Net current-period other comprehensive (loss) income	(16.7)	2.1	(14.6)
Balance as of December 31, 2020	(30.4)	18.0	(12.4)
Other comprehensive income before reclassifications	—	(5.8)	(5.8)
Amounts reclassified from (income) loss	4.6	(1.0)	3.6
Net current-period other comprehensive loss (income)	4.6	(6.8)	(2.2)
Balance as of December 31, 2021	$(25.8)	$11.2	$(14.6)
A summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	2019	Affected Line Item in the Statement Where Net Income is Presented
Loss on cash flow hedges:
Terminated interest rate locks	$(6.2)	$(7.9)	$(1.4)	Interest expense
Tax benefit	1.6	2.1	0.4
Net of tax	(4.6)	(5.8)	(1.0)
Pension gains:
Pension settlement	1.3	—	—	Other income
Tax expense	(0.3)	—	—
Net of tax	1.0	—	—
Total loss reclassified into earnings, net of tax	$(3.6)	$(5.8)	$(1.0)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.FINANCIAL INSTRUMENTS
The effect of our derivative instruments in fair value and cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 follows (in millions):

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2021	2020	2019
	Interest Expense	Interest Expense	Interest Expense

Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(314.6)	$(355.6)	$(392.0)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$7.9	$5.7	$1.0
Net periodic (loss) earnings	$(0.1)	$2.0	$0.6
Effect of dedesignation	$—	$4.7	$—
Gain (loss) on cash flow hedging relationships:
Interest rate swap locks:
Amount of loss reclassified from accumulated other comprehensive loss into income, net of tax	$(4.6)	$(5.8)	$(1.0)
The effects of derivative instruments not in Subtopic 815-20:
Loss on free-standing derivative instruments:
Interest rate swaps:
Loss on change in fair value of free-standing derivative instruments	$(4.4)	$(0.1)	$—
Interest rate contract:
Net loss on change in fair value of free-standing derivative instruments	$(0.3)	$(2.7)	$(0.5)
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2021 and 2020, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2021
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$35.2	$35.2	$35.2	$—	$—
Bonds - restricted cash and marketable securities and other assets	63.1	63.1	—	63.1	—
Interest rate swaps - other assets	4.7	4.7	—	4.7	—
Other derivative assets - other assets	15.0	15.0	—	15.0	—
Total assets	$118.0	$118.0	$35.2	$82.8	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$50.7	$50.7	$—	$50.7	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	68.8	68.8	—	—	68.8
Total liabilities	$119.5	$119.5	$—	$50.7	$68.8

	December 31, 2020
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$32.3	$32.3	$32.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	73.8	73.8	—	73.8	—
Interest rate swaps - other assets	10.0	10.0	—	10.0	—
Other derivative assets - other assets	63.8	63.8	—	63.8	—
Total assets	$179.9	$179.9	$32.3	$147.6	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$103.0	$103.0	$—	$103.0	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	70.6	70.6	—	—	70.6
Total liabilities	$173.6	$173.6	$—	$103.0	$70.6
Total Debt
As of December 31, 2021 and 2020, the carrying value of our total debt was $9.6 billion and $8.9 billion, respectively, and the fair value of our total debt was $10.3 billion and $10.0 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2021 and 2020. See Note 9, Debt, for further information related to our debt.
Contingent Consideration
In April 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2021, the Sonoma contingent consideration represents the fair value of $62.3 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to make under the waste management contract is estimated to be between approximately $77 million and $95 million. During 2021, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $11 million relating to our outstanding legal proceedings as of December 31, 2021. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $3 million higher than the amount recorded as of December 31, 2021.
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
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements as of December 31, 2021 are as follows:

2022	$142.6
2023	107.3
2024	81.8
2025	58.1
2026	34.8
Thereafter	347.7
$772.3

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$29.0	$38.2	$47.1
Restricted cash and marketable securities	139.0	149.1	179.4
Less: restricted marketable securities	(62.4)	(73.1)	(49.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$105.6	$114.2	$177.4
Our restricted cash and marketable securities include, among other things, restricted cash related to proceeds from the issuance of tax-exempt bonds that will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2021	2020
Financing proceeds	$12.4	$—
Capping, closure and post-closure obligations	42.4	31.5
Insurance	84.2	117.6
Total restricted cash and marketable securities	$139.0	$149.1
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
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2021	2020
Letters of credit	$465.5	$474.2
Surety bonds	$3,950.2	$3,580.7
We had $341.9 million and $376.5 million of letters of credit outstanding under our Credit Facility as of December 31, 2021 and 2020, respectively. Surety bonds subject to expiration will expire on various dates through 2029.
These financial instruments are issued in the normal course of business and are not classified as debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the environmental services industry. We account for this investment using an alternative measurement approach. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which $1,435.3 million were outstanding as of December 31, 2021. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and a surety bond.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on

this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2021, based on the specified criteria.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In May 2021, we acquired all of the issued and outstanding equity interests of Santek Waste Services, LLC and, in August 2021, we acquired all of the issued and outstanding shares of ACV Enviro Corporation. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of December 31, 2021 did not include an assessment of internal control over financial reporting as it relates to these acquisitions. We will continue the process of implementing internal controls over financial reporting for these acquired businesses. As of December 31, 2021, these businesses contributed less than 2% of revenue to our audited consolidated financial statements for the year ended December 31, 2021.
ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings Proposal 1 - Election of Directors, Biographical Information Regarding Directors/Nominees, Board of Directors and Corporate Governance Matters, Delinquent Section 16(a) Reports, and Executive Officers in the Proxy Statement for the 2022 Annual Meeting of Shareholders.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings Executive Compensation and Director Compensation in the Proxy Statement for the 2022 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings Security Ownership of Five Percent Shareholders and Security Ownership of the Board of Directors and Management in the Proxy Statement for the 2022 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2021 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	1.6	$132.48	30.5
Equity compensation plans not approved by security holders	—	—	—
Total	1.6	$132.48	30.5
 ____________
(a)Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan, our 2018 Employee Stock Purchase Plan (ESPP), and our 2021 Stock Incentive Plan.
(b)Includes zero stock options as all were exercised in 2020, 1.1 million shares underlying restricted stock units, 0.5 million shares underlying performance shares, and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.
(c)Excludes restricted stock units and performance shares as these awards do not have exercise prices.
(d)The shares remaining available for future issuances include 12.3 million shares under our 2021 Stock Incentive Plan and 2.6 million shares under our ESPP. No further awards will be granted under the Amended and Restated 2007 Stock Incentive Plan after December 31, 2020.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings Board of Directors and Corporate Governance Matters and Certain Relationships and Related Party Transactions in the Proxy Statement for the 2022 Annual Meeting of Shareholders.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading Audit and Related Fees in the Proxy Statement for the 2022 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Financial Statements
Our consolidated financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, as indicated in the description of each, File No. 1-14267 in the case of Republic and File No. 1-14705 and No. 0-19285 in the case of Allied, and File No. 1-06805 in the case of Browning-Ferris Industries, Inc.

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

Exhibit Number	Description
4.26	Eighth Supplemental Indenture, dated as of August 7, 2019, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.500% Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 1, 2019).
4.27	Ninth Supplemental Indenture, dated as of February 27, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.300% Notes due 2030 and the form of 3.050% Notes due 2050 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 21, 2020).
4.28	Tenth Supplemental Indenture, dated as of August 20, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 1.450% Notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 13, 2020).
4.29	Eleventh Supplemental Indenture, dated as of November 24, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 0.875% Notes due 2025 and the form of 1.750% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 2020).
4.30	Amended and Restated Credit Agreement, dated as of August 17, 2021, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 23, 2021).
4.31	Twelfth Supplemental Indenture, dated as of November 8, 2021, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.375% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 4, 2021).
10.1+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.2+	Republic Services, Inc. Executive Incentive Plan, as amended and restated effective October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).
10.3+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.4+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.5+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.6+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the SEC on October 27, 2010).
10.7+	Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.8+	Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).
10.9+	Employment Agreement, effective as of October 29, 2013, by and between Republic Services, Inc. and Donald W. Slager (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.10+	Amended and Restated Employment Agreement, effective December 8, 2008, by and between Jeffrey A. Hughes and Republic Services, Inc. (incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.11+	Republic Services, Inc. Executive Separation Policy, as amended as of March 29, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Description
10.12+	Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.13+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.14+	Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.15+	Clawback Policy, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 30, 2014).
10.16+	First Amendment to the Employment Agreement, dated December 23, 2014, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2014).
10.17+	Form of Performance Share Agreement, adopted January 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.18+	Form of Employee Restricted Stock Unit Agreement - Senior Executive, adopted January 7, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.19+	Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).
10.20+	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.21+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective June 13, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.22+	Republic Services, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018).
10.23+	Offer Letter, dated April 29, 2019, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.24+	Offer Letter, dated April 29, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.25+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.26+	Offer letter, dated May 29, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.27+	Non-Competition, Non-Solicitation, and Confidentiality Agreement, effective June 1, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.28+	Offer letter, dated March 26, 2021, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.29+	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective June 25, 2021, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.30+	Transition Agreement, effective March 26, 2021, by and between Donald W. Slager and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.31+	Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

Exhibit Number	Description
10.32+	Form of Performance Share Agreement (Executive Officer) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.33+	Form of Performance Share Agreement (Other Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.34+	Form of Performance Share Agreement (Non-Executive Officer EVP) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.35+	Form of Employee Restricted Stock Unit Agreement (Senior Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.36+	Form of Employee Restricted Stock Unit Agreement (Senior Executive, Cliff Vesting) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.37+	Form of Employee Restricted Stock Unit Agreement (Other Employees) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	February 10, 2022	REPUBLIC SERVICES, INC.
		By:	/s/ JON VANDER ARK
Jon Vander Ark
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JON VANDER ARK	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2022
Jon Vander Ark

/s/ BRIAN DELGHIACCIO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 10, 2022
Brian DelGhiaccio

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2022
Brian A. Goebel

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 10, 2022
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 10, 2022
Tomago Collins

/s/ MICHAEL A. DUFFY	Director	February 10, 2022
Michael A. Duffy

/s/ THOMAS W. HANDLEY	Director	February 10, 2022
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 10, 2022
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 10, 2022
Michael Larson

/s/ KIM S. PEGULA	Director	February 10, 2022
Kim S. Pegula

/s/ JAMES P. SNEE	Director	February 10, 2022
James P. Snee

/s/ BRIAN S. TYLER	Director	February 10, 2022
Brian S. Tyler

/s/ SANDRA M. VOLPE	Director	February 10, 2022
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 10, 2022
Katharine B. Weymouth