Form 10-Q
period 2022-03-31
REPUBLIC SERVICES, INC.
filed 2022-05-06
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 28, 2022, the registrant had outstanding 315,890,897 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 4,154,552).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39.0	$29.0
Accounts receivable, less allowance for doubtful accounts and other of $44.0 and $38.5, respectively	1,306.1	1,271.4
Prepaid expenses and other current assets	350.7	410.4
Total current assets	1,695.8	1,710.8
Restricted cash and marketable securities	117.2	139.0
Property and equipment, net	9,191.1	9,232.1
Goodwill	12,832.7	12,826.0
Other intangible assets, net	258.0	259.5
Other assets	785.3	787.6
Total assets	$24,880.1	$24,955.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$846.6	$910.0
Notes payable and current maturities of long-term debt	8.8	8.2
Deferred revenue	408.2	381.3
Accrued landfill and environmental costs, current portion	122.5	124.5
Accrued interest	53.5	62.1
Other accrued liabilities	818.5	929.5
Total current liabilities	2,258.1	2,415.6
Long-term debt, net of current maturities	9,608.9	9,546.2
Accrued landfill and environmental costs, net of current portion	1,857.1	1,837.7
Deferred income taxes and other long-term tax liabilities, net	1,252.9	1,229.5
Insurance reserves, net of current portion	299.4	303.9
Other long-term liabilities	619.0	642.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 319.9 and 319.6 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,805.3	2,789.5
Retained earnings	6,681.4	6,475.6
Treasury stock, at cost; 4.1 and 2.4 shares, respectively	(492.4)	(274.8)
Accumulated other comprehensive loss, net of tax	(13.5)	(14.6)
Total Republic Services, Inc. stockholders’ equity	8,984.0	8,978.9
Non-controlling interests in consolidated subsidiary	0.7	0.8
Total stockholders’ equity	8,984.7	8,979.7
Total liabilities and stockholders’ equity	$24,880.1	$24,955.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$2,968.8	$2,595.9
Expenses:
Cost of operations	1,762.3	1,533.8
Depreciation, amortization and depletion	310.4	282.1
Accretion	21.7	20.5
Selling, general and administrative	307.8	265.4
Gain on business divestitures and impairments, net	—	(1.1)
Restructuring charges	6.0	2.8
Operating income	560.6	492.4
Interest expense	(83.5)	(78.4)
Loss from unconsolidated equity method investments	(3.8)	(16.5)
Interest income	0.5	0.8
Other (expense) income, net	(1.6)	1.8
Income before income taxes	472.2	400.1
Provision for income taxes	120.3	103.7
Net income	351.9	296.4
Net (income) loss attributable to non-controlling interests in consolidated subsidiary	0.1	(0.5)
Net income attributable to Republic Services, Inc.	$352.0	$295.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.11	$0.93
Weighted average common shares outstanding	316.6	319.4
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.11	$0.93
Weighted average common and common equivalent shares outstanding	317.2	319.8
Cash dividends per common share	$0.460	$0.425
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$351.9	$296.4
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss reclassified into earnings	1.1	1.1
Other comprehensive income, net of tax	1.1	1.1
Comprehensive income	353.0	297.5
Comprehensive loss (income) attributable to non-controlling interests	0.1	(0.5)
Comprehensive income attributable to Republic Services, Inc.	$353.1	$297.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2021	319.6	$3.2	$2,789.5	$6,475.6	(2.4)	$(274.8)	$(14.6)	$0.8	$8,979.7
Net income (loss)	—	—	—	352.0	—	—	—	(0.1)	351.9
Other comprehensive loss	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(145.3)	—	—	—	—	(145.3)
Issuances of common stock	0.3	—	2.6	—	(0.1)	(14.1)	—	—	(11.5)
Stock-based compensation	—	—	13.2	(0.9)	—	—	—	—	12.3
Purchase of common stock for treasury	—	—	—	—	(1.6)	(203.5)	—	—	(203.5)
Balance as of March 31, 2022	319.9	$3.2	$2,805.3	$6,681.4	(4.1)	$(492.4)	$(13.5)	$0.7	$8,984.7

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2020	318.8	$3.2	$2,741.4	$5,751.8	—	$(0.1)	$(12.4)	$4.9	$8,488.8
Net income	—	—	—	295.9	—	—	—	0.5	296.4
Other comprehensive loss	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(135.6)	—	—	—	—	(135.6)
Issuances of common stock	0.5	—	2.4	—	(0.2)	(14.7)	—	—	(12.3)
Stock-based compensation	—	—	13.5	(0.9)	—	—	—	—	12.6
Purchase of common stock for treasury	—	—	—	—	(0.1)	(12.7)	—	—	(12.7)
Balance as of March 31, 2021	319.3	$3.2	$2,757.3	$5,911.2	(0.3)	$(27.5)	$(11.3)	$5.4	$8,638.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities:
Net income	$351.9	$296.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	332.1	302.6
Non-cash interest expense	18.8	16.0
Stock-based compensation	12.4	12.6
Deferred tax provision	24.9	15.3
Provision for doubtful accounts, net of adjustments	6.6	4.3
Gain on disposition of assets and asset impairments, net	(1.7)	(0.6)
Environmental adjustments	—	(1.5)
Loss from unconsolidated equity method investments	3.8	16.5
Other non-cash items	3.4	(0.5)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(38.4)	(8.9)
Prepaid expenses and other assets	54.8	62.5
Accounts payable	73.0	27.6
Capping, closure and post-closure expenditures	(7.1)	(11.0)
Remediation expenditures	(10.0)	(8.9)
Other liabilities	(118.9)	(61.4)
Cash provided by operating activities	705.6	661.0
Cash (used in) provided by investing activities:
Purchases of property and equipment	(334.1)	(331.0)
Proceeds from sales of property and equipment	16.8	2.1
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(81.6)	(18.0)
Cash received from business divestitures	—	0.8
Purchases of restricted marketable securities	(2.5)	(7.4)
Sales of restricted marketable securities	2.1	8.9
Other	(0.1)	—
Cash used in investing activities	(399.4)	(344.6)
Cash provided by (used in) financing activities:
Proceeds from notes payable and long-term debt, net of fees	638.9	1,242.4
Payments of notes payable and long-term debt and senior notes	(590.9)	(1,422.5)
Issuances of common stock, net	(11.5)	(12.3)
Purchases of common stock for treasury	(203.5)	(12.7)
Cash dividends paid	(145.9)	(135.5)
Contingent consideration payments	(1.8)	(1.7)
Cash used in financing activities	(314.7)	(342.3)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(8.5)	(25.9)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	105.6	114.2
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$97.1	$88.3
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension funds, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
Accounting Standards Updates Issued but not yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. As of March 31, 2022, we have not modified any contracts as a result of reference rate reform and are evaluating the impact this standard may have on our consolidated financial statements.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 improves the accounting for acquired

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the three months ended March 31, 2022 and 2021. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2022	2021
Purchase price:
Cash used in acquisitions, net of cash acquired	$42.9	$15.8
Holdbacks	4.7	2.0
Total	$47.6	$17.8
Allocated as follows:
Accounts receivable	$3.6	$0.5
Property and equipment	11.2	3.4
Other liabilities	(1.3)	(0.3)
Fair value of tangible assets acquired and liabilities assumed	13.5	3.6
Excess purchase price to be allocated	$34.1	$14.2
Excess purchase price allocated as follows:
Other intangible assets	$8.5	$1.9
Goodwill	25.6	12.3
Total allocated	$34.1	$14.2
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
On May 2, 2022, we acquired all outstanding shares of US Ecology, Inc. (US Ecology) in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We financed the transaction through the entry into a $1.0 billion unsecured Term Loan Credit Agreement (Term Loan Facility), and the remaining purchase price was funded using borrowings on our $3.0 billion unsecured revolving credit facility. For further discussion of the borrowings used to fund the purchase, refer to Note 7, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In August 2021, we acquired all of the issued and outstanding shares of ACV Enviro Corporation (ACV). ACV’s environmental solutions operations are primarily located in the northeastern United States and provide us with a platform to pursue additional growth in our environmental solutions line of business. The purchase price allocation is preliminary and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our valuations to be completed in the third quarter of 2022.
Investments
In 2022 and 2021, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $11.0 million and $2.2 million, which were recorded to other assets in our March 31, 2022 and 2021 consolidated balance sheets, respectively. During the three months ended March 31, 2022 and 2021, we reduced the carrying value of these investments by $0.4 million and $13.7 million, respectively, as a result of cash distributions and our share of

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect a benefit of approximately $1.2 million for the three months ended March 31, 2022 due to the tax credits related to these investments. There was no similar benefit for the three months ended March 31, 2021. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Restructuring Charges
During the three months ended March 31, 2022 and 2021, we incurred restructuring charges of $6.0 million and $2.8 million, respectively, related to the redesign of certain back-office software systems. During the same periods, we paid $5.9 million and $4.0 million, respectively, related to these restructuring efforts.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2021	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of March 31, 2022
Group 1	$6,549.7	$0.6	$—	$(1.7)	$6,548.6
Group 2	5,994.2	25.0	—	3.0	6,022.2
Corporate entities and other	282.1	—	—	(20.2)	261.9
Total	$12,826.0	$25.6	$—	$(18.9)	$12,832.7
Adjustments to acquisitions during the three months ended March 31, 2022 primarily related to changes in our valuation of fixed assets as a result of obtaining new information regarding the acquisitions that closed in 2021.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2021	Acquisitions	Adjustments and Other	Balance as of March 31, 2022	Balance as of December 31, 2021	Additions Charged to Expense	Adjustments and Other	Balance as of March 31, 2022	Other Intangible Assets, Net as of March 31, 2022
Customer relationships	$898.4	$6.9	$—	$905.3	$(666.8)	$(8.4)	$—	$(675.2)	$230.1
Non-compete agreements	60.4	1.6	—	62.0	(44.6)	(1.5)	—	(46.1)	15.9
Other intangible assets	58.0	—	—	58.0	(45.9)	(0.1)	—	(46.0)	12.0
Total	$1,016.8	$8.5	$—	$1,025.3	$(757.3)	$(10.0)	$—	$(767.3)	$258.0

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 follows:

	2022	2021
Income taxes receivable	$89.9	$173.8
Prepaid expenses	89.2	85.3
Inventories	80.5	72.2
Other non-trade receivables	46.7	32.2
Reinsurance receivable	30.5	31.0
Prepaid fees for cloud-based hosting arrangements, current	12.8	12.9
Other current assets	1.1	3.0
Total	$350.7	$410.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of March 31, 2022 and December 31, 2021 follows:

	2022	2021
Operating right-of-use lease assets	$248.1	$255.3
Investments	134.3	127.6
Deferred compensation plan	126.9	133.5
Deferred contract costs and sales commissions	79.3	80.6
Reinsurance receivable	79.0	79.5
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	53.3	43.4
Amounts recoverable for capping, closure and post-closure obligations	19.7	19.4
Other derivative assets	14.1	15.0
Deferred financing costs	4.4	4.6
Interest rate swaps	1.4	4.7
Other	24.8	24.0
Total	$785.3	$787.6
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2022 and December 31, 2021 follows:

	2022	2021
Insurance reserves, current	$195.6	$193.5
Accrued payroll and benefits	167.0	295.0
Accrued fees and taxes	148.5	143.7
Accrued dividends	145.3	145.9
Operating right-of-use lease liabilities, current	36.3	38.2
Ceded insurance reserves, current	30.5	31.0
Current federal tax liabilities	9.9	0.3
Accrued professional fees and legal settlement reserves	9.2	8.4
Other	76.2	73.5
Total	$818.5	$929.5
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2022 and December 31, 2021 follows:

	2022	2021
Operating right-of-use lease liabilities	$234.1	$239.0
Deferred compensation plan liability	114.4	119.4
Ceded insurance reserves	79.0	79.5
Contingent purchase price and acquisition holdbacks	64.0	64.4
Other derivative liabilities	47.3	50.7
Withdrawal liability - multiemployer pension funds	23.7	24.5
Legal settlement reserves	3.6	3.1
Pension and other post-retirement liabilities	1.2	1.2
Other	51.7	60.6
Total	$619.0	$642.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2022, we owned or operated 198 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Additionally, we had post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2022 and December 31, 2021 follows:

	2022	2021
Landfill final capping, closure and post-closure liabilities	$1,530.6	$1,507.3
Environmental remediation	449.0	454.9
Total accrued landfill and environmental costs	1,979.6	1,962.2
Less: current portion	(122.5)	(124.5)
Long-term portion	$1,857.1	$1,837.7
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31, 2022 and 2021:

	2022	2021
Asset retirement obligation liabilities, beginning of year	$1,507.3	$1,346.4
Non-cash additions	12.8	10.8
Acquisitions, net of divestitures and other adjustments	(5.2)	0.2
Asset retirement obligation adjustments	1.0	3.4
Payments	(7.0)	(11.0)
Accretion expense	21.7	20.5
Asset retirement obligation liabilities, end of period	1,530.6	1,370.3
Less: current portion	(66.7)	(60.1)
Long-term portion	$1,463.9	$1,310.2
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2022 would be approximately $342 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2022 and 2021:

	2022	2021
Environmental remediation liabilities, beginning of year	$454.9	$462.8
Net adjustments charged to expense	—	2.0
Payments	(10.0)	(8.9)
Accretion expense (non-cash interest expense)	4.1	4.3
Environmental remediation liabilities, end of period	449.0	460.2
Less: current portion	(55.8)	(56.8)
Long-term portion	$393.2	$403.4
Bridgeton Landfill. During the three months ended March 31, 2022, we paid $3.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of March 31, 2022, the remediation liability recorded for this site was $98.9 million, of which approximately $12 million is expected to be paid during the remainder of 2022. We believe the remaining reasonably possible high end of our range would be approximately $140 million higher than the amount recorded as of March 31, 2022.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of March 31, 2022 and December 31, 2021 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts, deferred issuance costs, and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2022			December 31, 2021
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$80.4	$—	$80.4	$—	$—	$—
$3.0 billion - August 2026	Variable	—	—	—	24.3	—	24.3
Senior notes:
May 2023	4.750	300.0	(2.8)	297.2	300.0	(0.1)	299.9
August 2024	2.500	900.0	(4.4)	895.6	900.0	(4.8)	895.2
March 2025	3.200	500.0	(2.1)	497.9	500.0	(2.2)	497.8
November 2025	0.875	350.0	(2.4)	347.6	350.0	(2.6)	347.4
July 2026	2.900	500.0	(2.6)	497.4	500.0	(2.8)	497.2
November 2027	3.375	650.0	(3.7)	646.3	650.0	(3.8)	646.2
May 2028	3.950	800.0	(12.0)	788.0	800.0	(12.4)	787.6
March 2030	2.300	600.0	(5.7)	594.3	600.0	(5.9)	594.1
February 2031	1.450	650.0	(7.7)	642.3	650.0	(7.9)	642.1
February 2032	1.750	750.0	(6.5)	743.5	750.0	(6.6)	743.4
March 2033	2.375	700.0	(7.6)	692.4	700.0	(7.6)	692.4
March 2035	6.086	181.9	(12.7)	169.2	181.9	(12.8)	169.1
March 2040	6.200	399.9	(3.5)	396.4	399.9	(3.6)	396.3
May 2041	5.700	385.7	(5.0)	380.7	385.7	(5.0)	380.7
March 2050	3.050	400.0	(7.1)	392.9	400.0	(7.1)	392.9
Debentures:
September 2035	7.400	148.1	(30.8)	117.3	148.0	(31.1)	116.9
Tax-exempt:
2023 - 2051	0.170 - 1.120	1,189.1	(7.4)	1,181.7	1,189.1	(7.6)	1,181.5
Finance leases:
2022 - 2063	0.806 - 9.750	256.6	—	256.6	249.4	—	249.4
Total Debt		$9,741.7	$(124.0)	9,617.7	$9,678.3	$(123.9)	9,554.4
Less: current portion				(8.8)			(8.2)
Long-term portion				$9,608.9			$9,546.2
Credit Facilities
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (the Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At our option, borrowings under the Credit Facility bear interest at a Base Rate, a daily floating London Interbank Offered Rate (LIBOR), or a Eurodollar Rate, plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). On the earliest of (i) the date that all available tenors of U.S. dollar LIBOR have permanently or indefinitely ceased to be provided or have been announced to be no longer representative, (ii) June 30, 2023 or (iii) the effective date of an election to opt into a secured overnight financing rate (SOFR), the LIBOR rate will be replaced by a forward-looking term rate based on SOFR or a daily rate based on SOFR published on such date.
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $2,661.1 million and $2,633.8 million as of March 31, 2022 and December 31, 2021, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
We had no borrowings and $24.3 million outstanding under our Credit Facility as of March 31, 2022 and December 31, 2021, respectively. We had $338.9 million and $341.9 million of letters of credit outstanding under our Credit Facility as of March 31, 2022 and December 31, 2021, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility (the Replaced Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2022 and December 31, 2021, we had $80.4 million and no borrowings outstanding under our Uncommitted Credit Facility and Replaced Uncommitted Credit Facility, respectively.
Term Loan Credit Agreement
On April 29, 2022, we entered into a $1.0 billion unsecured Term Loan Credit Agreement (Term Loan Facility). The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking secured overnight financing rate, plus an applicable margin based on our debt ratings.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings on the Credit Facility.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements relative to our 4.750% fixed rate senior notes due in May 2023 (4.750% Notes). The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed-to-floating interest rates. As of March 31, 2022, these swap agreements had a total notional value of $300.0 million and mature in May 2023. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. In 2013, these transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the 4.750% notes resulting from changes in interest rates.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contemporaneously with the $250.0 million partial redemption of the 4.750% Notes in November 2020, we dedesignated the proportional share of these swap agreements as fair value hedges. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of March 31, 2022 and December 31, 2021, these free-standing derivatives were reflected at their fair value of $1.2 million and $3.9 million, respectively, and are included in other assets in our consolidated balance sheets. For the three months ended March 31, 2022 and 2021, we recognized losses of $2.7 million and $1.1 million, respectively, directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free-standing derivatives.
As of March 31, 2022 and December 31, 2021, the interest rate swap agreements that were designated as fair value hedges are reflected at their fair value of $1.4 million and $4.7 million, respectively, and are included in other assets in our consolidated balance sheets. To the extent they are effective, the remaining hedged portion of these interest rate swap agreements is included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $1.9 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the three months ended March 31, 2022 and 2021, we recognized gains of $2.7 million and $1.5 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes and offsetting losses of $3.3 million and $1.4 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the three months ended March 31, 2022 and 2021 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flow Hedges
We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions were accounted for as cash flow hedges. All of our cash flow hedges settled on or before December 31, 2020.
The fair value of our interest rate locks is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of March 31, 2022 and December 31, 2021, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $24.7 million and $25.8 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. Over the next 12 months, we expect to amortize approximately $4.3 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
For further detail regarding the effect of our cash flow hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% Notes in February 2020, we amended interest rate lock agreements with an aggregate notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030, and dedesignated them as cash flow hedges (the 2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% Notes in August 2019, we amended interest rate lock agreements with an aggregate notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024, and dedesignated them as cash flow hedges (2019 Extended Interest Rate Locks and collectively with the 2020 Extended Interest Rate Locks referred to as the Extended Interest Rate Locks). There was no ineffectiveness recognized in the termination of these cash flow hedges. In addition, we entered into offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (the 2019 Offsetting Interest Rate Swap and the 2020 Offsetting Interest Rate Swap, or collectively the Offsetting Interest Rate Swaps). The fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of March 31, 2022 and December 31, 2021, the fair values of the 2019 Extended Interest Rate Locks were liabilities of $3.2 million and $20.9 million, respectively, which were included in other long-term liabilities in our consolidated balance

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

sheets. As of March 31, 2022, the fair value of the 2020 Extended Interest Rate Locks were assets of $12.9 million, which were included in other assets in our consolidated balance sheet, and as of December 31, 2021, the fair value of the 2020 Extended Interest Rate Locks were liabilities of $29.0 million, which were included in other long-term liabilities in our consolidated balance sheet.
As of March 31, 2022, the fair value of the 2019 Offsetting Interest Rate Swap was a liability of $6.9 million, which was included in other long-term liabilities in our consolidated balance sheet, and as of December 31, 2021, the fair value of the 2019 Offsetting Interest Rate Swap was an asset of $11.1 million, which was included in other assets in our consolidated balance sheet. As of March 31, 2022 and December 31, 2021, the fair value of the 2020 Offsetting Interest Rate Swap was a liability of $37.2 million and $0.8 million, respectively, which were included in other long-term liabilities in our consolidated balance sheets.
For the three months ended March 31, 2022 and 2021, we recognized gains of $53.1 million and $47.1 million, respectively, on the change in fair value of the Extended Interest Rate Locks with offsetting losses of $51.8 million and $46.7 million, respectively, on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of March 31, 2022 and December 31, 2021 we had $1,181.7 million and $1,181.5 million of certain variable rate tax-exempt financings outstanding respectively, with maturities ranging from 2023 to 2051. During 2021, we issued $205.0 million of tax exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $23.4 million and $17.2 million was incurred and reimbursed to us as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, we had $117.2 million and $139.0 million, respectively, of restricted cash and marketable securities, of which $6.2 million and $12.4 million, respectively, represented proceeds from the issuance of the tax-exempt bonds.
All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Finance Leases
We had finance lease liabilities of $256.6 million and $249.4 million as of March 31, 2022 and December 31, 2021, respectively, with maturities ranging from 2022 to 2063.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2022 and 2021 was 25.5% and 25.9%, respectively.
Cash paid for income taxes was a net payment of $3.7 million and net refund of $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2022, the valuation allowance associated with our state loss carryforwards was approximately $43 million.
We are subject to income tax in the United States, as well as income tax in multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2015. We are currently under examination by the Internal Revenue Service (IRS) for tax years 2015 through 2018. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 through 2020.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of March 31, 2022, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of March 31, 2022, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $14.0 million related to our uncertain tax positions.
9. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 12.0 million shares of common stock reserved for future grants under the Republic Services, Inc. 2021 Stock Incentive Plan.
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
Stock repurchase activity during the three months ended March 31, 2022 and 2021 follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Number of shares repurchased	1.6	0.1
Amount paid	$203.5	$12.7
Weighted average cost per share	$124.02	$89.63
As of March 31, 2022 and 2021, no repurchased shares were pending settlement. As of March 31, 2022, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.5 billion.
Dividends
In February 2022, our Board of Directors approved a quarterly dividend of $0.46 per share. Cash dividends declared were $145.3 million for the three months ended March 31, 2022. As of March 31, 2022, we recorded a quarterly dividend payable of $145.3 million to shareholders of record at the close of business on April 1, 2022.
Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Republic Services, Inc. by the weighted average number of common shares (including vested but unissued restricted stock units and performance stock units) outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the unvested restricted stock units (RSUs) and the unvested performance stock units (PSUs) at the expected attainment levels. We use the treasury stock method in computing diluted earnings per share.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings per share for the three months ended March 31, 2022 and 2021 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$352,000	$295,900
Weighted average common shares outstanding	316,602	319,444
Basic earnings per share	$1.11	$0.93
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$352,000	$295,900
Weighted average common shares outstanding	316,602	319,444
Effect of dilutive securities:
Unvested RSU awards	214	141
Unvested PSU awards	382	242
Weighted average common and common equivalent shares outstanding	317,198	319,827
Diluted earnings per share	$1.11	$0.93
During both the three months ended March 31, 2022 and 2021, there were less than 0.1 million antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2022 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance as of December 31, 2021	$(25.8)	$11.2	$(14.6)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	1.1
Net current period other comprehensive loss	1.1	—	1.1
Balance as of March 31, 2022	$(24.7)	$11.2	$(13.5)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31,
	2022	2021
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement where Net Income is Presented
Loss on cash flow hedges:
Terminated interest rate locks	$(1.5)	$(1.5)	Interest expense
Tax benefit	0.4	0.4
Total loss reclassified into earnings, net of tax	$(1.1)	$(1.1)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three months ended March 31, 2022 and 2021 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended March 31,
	2022	2021
	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(83.5)	$(78.4)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$1.9	$2.0
Net periodic (expense) earnings	$(0.5)	$0.1
Loss on cash flow hedging relationships:
Interest rate swap locks:
Amount of loss reclassified from accumulated other comprehensive loss into income, net of tax	$(1.1)	$(1.1)

The effects of derivative instruments not in Subtopic 815-20:
Gain (loss) on free-standing derivative instruments:
Interest rate swaps:
Loss on change in fair value of free-standing derivative instruments	$(2.7)	$(1.1)
Interest rate contract:
Net gain on change in fair value of free-standing derivative instruments	$1.3	$0.4
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of March 31, 2022 and December 31, 2021, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	March 31, 2022
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$36.0	$36.0	$36.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	59.3	59.3	—	59.3	—
Interest rate swaps - other assets	1.4	1.4	—	1.4	—
Other derivative assets - other assets	14.1	14.1	—	14.1	—
Total assets	$110.8	$110.8	$36.0	$74.8	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$47.3	$47.3	$—	$47.3	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	68.4	68.4	—	—	68.4
Total liabilities	$115.7	$115.7	$—	$47.3	$68.4

	December 31, 2021
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$35.2	$35.2	$35.2	$—	$—
Bonds - restricted cash and marketable securities and other assets	63.1	63.1	—	63.1	—
Interest rate swaps - other assets	4.7	4.7	—	4.7	—
Other derivative assets - other assets	15.0	15.0	—	15.0	—
Total assets	$118.0	$118.0	$35.2	$82.8	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$50.7	$50.7	$—	$50.7	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	68.8	68.8	—	—	68.8
Total liabilities	$119.5	$119.5	$—	$50.7	$68.8
Total Debt
The carrying value of our total debt was $9.6 billion as of both March 31, 2022 and December 31, 2021, and the fair value of our total debt was $9.6 billion and $10.3 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of March 31, 2022 and December 31, 2021. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of March 31, 2022, the Sonoma contingent consideration represents the fair value of $61.9 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $77 million and $95 million. During the three months ended March 31, 2022, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
12. SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, which are our operating segments, referred to as Group 1, Group 2, and Environmental Solutions. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our Environmental Solutions operating segment, which provides environmental solutions for daily operations of industrial, petrochemical and refining facilities, is aggregated with Corporate entities and other as it only represents approximately 3% of our consolidated revenue. Each of our operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2022 and 2021 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Three Months Ended March 31, 2022
Group 1	$1,702.2	$(261.8)	$1,440.4	$143.7	$372.8	$104.0	$12,141.1
Group 2	1,598.6	(218.8)	1,379.8	142.2	319.4	82.5	9,955.0
Corporate entities and other	165.5	(16.9)	148.6	46.2	(131.6)	147.6	2,784.0
Total	$3,466.3	$(497.5)	$2,968.8	$332.1	$560.6	$334.1	$24,880.1

Three Months Ended March 31, 2021
Group 1	$1,547.6	$(249.0)	$1,298.6	$132.1	$351.5	$108.1	$11,562.5
Group 2	1,423.8	(201.8)	1,222.0	128.7	261.8	67.8	8,925.0
Corporate entities and other	85.7	(10.4)	75.3	41.8	(120.9)	155.1	2,764.6
Total	$3,057.1	$(461.2)	$2,595.9	$302.6	$492.4	$331.0	$23,252.1

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three months ended March 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2022		2021
Collection:
Residential	$627.9	21.1%	$593.1	22.8%
Small-container	915.6	30.8	810.2	31.2
Large-container	621.1	20.9	534.4	20.6
Other	12.4	0.4	12.3	0.5
Total collection	2,177.0	73.2	1,950.0	75.1
Transfer	362.7		331.3
Less: intercompany	(197.8)		(185.1)
Transfer, net	164.9	5.6	146.2	5.6
Landfill	617.2		565.1
Less: intercompany	(269.0)		(249.3)
Landfill, net	348.2	11.7	315.8	12.2
Environmental solutions	108.9		39.0
Less: intercompany	(9.6)		(4.1)
Environmental solutions, net	99.3	3.4	34.9	1.3
Other:
Recycling processing and commodity sales	99.8	3.4	87.6	3.4
Other non-core	79.6	2.7	61.4	2.4
Total other	179.4	6.1	149.0	5.8
Total revenue	$2,968.8	100.0%	$2,595.9	100.0%
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
The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognize deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Depending on the nature of the contract, we may also generate revenue through the collection of fuel recovery fees and environmental fees which are designed to recover our internal costs of providing services to our customers. Substantially all of the deferred revenue recognized as of December 31, 2021 was recognized as revenue during the three months ended March 31, 2022 when the service was performed.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of March 31, 2022 and December 31, 2021, we recognized $79.3 million and $80.6 million, respectively, of deferred contract costs and capitalized sales commissions. During the three months ended March 31, 2022 and 2021, we amortized $3.3 million and $3.1 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.5 million and $1.6 million, respectively, of other deferred contract costs as a reduction of revenue.
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
The following table reflects the activity in our allowance for doubtful accounts for the three months ended March 31, 2022 and 2021:

	2022	2021
Balance at beginning of year	$38.5	$34.7
Additions charged to expense	6.6	4.3
Accounts written-off	(1.1)	(3.0)
Balance at end of period	$44.0	$36.0
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $12 million relating to our outstanding legal proceedings as of March 31, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $5 million higher than the amount recorded as of March 31, 2022.

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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$39.0	$29.0	$23.2	$38.2
Restricted cash and marketable securities	117.2	139.0	134.6	149.1
Less: restricted marketable securities	(59.1)	(62.4)	(69.5)	(73.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$97.1	$105.6	$88.3	$114.2
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
The following table summarizes our restricted cash and marketable securities:

	March 31, 2022	December 31, 2021
Financing proceeds	$6.2	$12.4
Capping, closure and post-closure obligations	42.4	42.4
Insurance	68.6	84.2
Total restricted cash and marketable securities	$117.2	$139.0
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the effects of the COVID-19 pandemic and actions taken in response thereto, and our ability to integrate the operations of US Ecology, Inc. into our operations and to realize the intended benefits of such acquisition, as well as acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included below under Part II, Item 1A. - Risk Factors and from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (COVID-19) a pandemic. In 2020, certain customers in our small- and large-container businesses began adjusting their service levels, which included a decrease in the frequency of pickups or a temporary pause in service. In addition, we experienced a decline in volumes disposed at certain of our landfills and transfer stations. As service levels decreased, we also experienced a decrease in certain costs of our operations which are variable in nature. This decline in service activity peaked in 2020 and has improved sequentially thereafter, returning to pre-pandemic levels in 2022.
In 2020 and 2021, we recognized our frontline employees for their commitment and contributions to their communities during the pandemic through our Committed to Serve program with two awards that were paid in January 2021 and November 2021.
The effects of the COVID-19 pandemic on our business are described in more detail in the Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
US Ecology, Inc. acquisition
On May 2, 2022, we acquired all outstanding shares of US Ecology, Inc. (US Ecology) in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. This acquisition expands our existing environmental solutions footprint and adds a national platform to provide customers with environmental solutions from collection to disposal, including recycling, solid waste, special waste, hazardous waste, container rental and field services. We financed the transaction through the entry into a $1.0 billion unsecured Term Loan Credit Agreement (Term Loan Facility), and the remaining purchase price was funded using borrowings on our $3.0 billion unsecured revolving credit facility.

Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of March 31, 2022, we operated facilities in 41 states through 355 collection operations, 238 transfer stations, 198 active landfills, 71 recycling processing centers, 3 treatment, recovery and disposal facilities, 3 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. We are engaged in 75 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 124 closed landfills as of March 31, 2022.
Revenue for the three months ended March 31, 2022 increased by 14.4% to $2,968.8 million compared to $2,595.9 million for the same period in 2021. This change in revenue is due to increased volume of 3.6%, average yield of 4.2%, acquisitions, net of divestitures of 3.9%, recycling processing and commodity sales of 0.4%, fuel recovery fees of 1.9%, and increased environmental solutions revenue of 0.4%.
The following table summarizes our revenue, expenses and operating income for the three months ended March 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2022		2021
Revenue	$2,968.8	100.0%	$2,595.9	100.0%
Expenses:
Cost of operations	1,762.3	59.4	1,533.8	59.1
Depreciation, amortization and depletion of property and equipment	289.6	9.7	264.8	10.2
Amortization of other intangible assets	10.0	0.3	7.3	0.3
Amortization of other assets	10.8	0.4	10.0	0.4
Accretion	21.7	0.7	20.5	0.8
Selling, general and administrative	307.8	10.4	265.4	10.2
Gain on business divestitures and impairments, net	—	—	(1.1)	—
Restructuring charges	6.0	0.2	2.8	—
Operating income	$560.6	18.9%	$492.4	19.0%
Our pre-tax income was $472.2 million for the three months ended March 31, 2022 compared to $400.1 million for the same period in 2021. Our net income attributable to Republic Services, Inc. was $352.0 million for the three months ended March 31, 2022, or $1.11 per diluted share, compared to $295.9 million, or $0.93 per diluted share, for the same period in 2021.
During each of the three months ended March 31, 2022 and 2021, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
			Net	Diluted			Net	Diluted
	Pre-tax	Tax	Income -	Earnings	Pre-tax	Tax	Income -	Earnings
	Income	Impact(2)	Republic	per Share	Income	Impact(2)	Republic	per Share

As reported	$472.2	$120.3	$352.0	$1.11	$400.1	$103.7	$295.9	$0.93
Restructuring charges(1)	6.0	1.6	4.4	0.02	2.8	0.7	2.1	—
Gain on business divestitures and impairments, net(1)	—	—	—	—	(1.1)	(0.3)	(0.8)	—
US Ecology, Inc. acquisition integration and deal costs	4.8	0.5	4.3	0.01	—	—	—	—
Total adjustments	10.8	2.1	8.7	0.03	1.7	0.4	1.3	—
As adjusted	$483.0	$122.4	$360.7	$1.14	$401.8	$104.1	$297.2	$0.93
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended March 31, 2021.
(2) The income tax effect related to our adjustments includes both current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.

We believe that presenting adjusted pre-tax income, adjusted tax impact, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges, costs and recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definitions of adjusted pre-tax income, adjusted tax impact, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies. Further information on each of these adjustments is included below.
Restructuring charges. During the three months ended March 31, 2022 and 2021, we incurred restructuring charges of $6.0 million and $2.8 million, respectively, related to the redesign of certain back-office software systems. During the same periods, we paid $5.9 million and $4.0 million, respectively, related to these restructuring efforts.
During the remainder of 2022, we expect to incur additional restructuring charges of approximately $10 million to $15 million primarily related to the redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Gain on business divestitures and impairments, net. During the three months ended March 31, 2021, we recorded a net gain on business divestitures and impairments of $1.1 million.
US Ecology, Inc. acquisition integration and deal costs. During the three months ended March 31, 2022, we incurred $4.8 million of acquisition integration and deal costs in connection with the acquisition of US Ecology, which closed on May 2, 2022.
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, transfer and disposal of solid waste, and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling processing centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions consists mainly of fees we charge for disposal of hazardous and non-hazardous solid and liquid material and in-plant services, such as transportation and logistics, including at our TSDFs. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the three months ended March 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2022		2021
Collection:
Residential	$627.9	21.1%	$593.1	22.8%
Small-container	915.6	30.8	810.2	31.2
Large-container	621.1	20.9	534.4	20.6
Other	12.4	0.4	12.3	0.5
Total collection	2,177.0	73.2	1,950.0	75.1
Transfer	362.7		331.3
Less: intercompany	(197.8)		(185.1)
Transfer, net	164.9	5.6	146.2	5.6
Landfill	617.2		565.1
Less: intercompany	(269.0)		(249.3)
Landfill, net	348.2	11.7	315.8	12.2
Environmental solutions	108.9		39.0
Less: intercompany	(9.6)		(4.1)
Environmental solutions, net	99.3	3.4	34.9	1.3
Other:
Recycling processing and commodity sales	99.8	3.4	87.6	3.4
Other non-core	79.6	2.7	61.4	2.4
Total other	179.4	6.1	149.0	5.8
Total revenue	$2,968.8	100.0%	$2,595.9	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Average yield	4.2%	2.3%
Fuel recovery fees	1.9	(0.4)
Total price	6.1	1.9
Volume	3.6	(0.8)
Change in workdays	—	(0.6)
Recycling processing and commodity sales	0.4	0.8
Environmental solutions	0.4	(0.7)
Total internal growth	10.5	0.6
Acquisitions / divestitures, net	3.9	1.0
Total	14.4%	1.6%

Core price	6.0%	4.3%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities, fuel recovery fees and environmental solutions revenue, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 4.5% and 2.5% for the three months ended March 31, 2022 and 2021, respectively. Core price as a percentage of related-business revenue was 6.5% and 4.5% for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, we experienced the following changes in our revenue as compared to the same respective period in 2021:
•Average yield increased revenue by 4.2% during the three months ended March 31, 2022 due to price increases in all our collection and disposal lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 1.9% during the three months ended March 31, 2022 primarily due to an increase in fuel prices compared to the same period in 2021.
•Volume increased revenue by 3.6% during the three months ended March 31, 2022, primarily due to volume growth in our small- and large-container collection, landfill, and transfer lines of business, partially offset by a decrease in volume in our residential line of business. The volume increase in our landfill line of business is primarily attributable to increased solid waste, special waste, and construction and demolition volumes.
•Recycling processing and commodity sales increased revenue by 0.4% during the three months ended March 31, 2022 primarily due to an increase in overall commodity prices as compared to the same period in 2021. The average price for recycled commodities, excluding glass and organics, for the three months ended March 31, 2022 was $201 per ton compared to $133 per ton for the same period in 2021.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
•Environmental solutions revenue increased by 0.4% during the three months ended March 31, 2022 primarily due to an increase in volumes, including those driven by an increase in rig counts and drilling activity.
•Acquisitions, net of divestitures, increased revenue by 3.9% during the three months ended March 31, 2022, reflecting our continued growth strategy of acquiring privately held solid waste, recycling, and environmental services companies that complement and expand our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three months ended March 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2022		2021
Labor and related benefits	$608.9	20.5%	$555.7	21.4%
Transfer and disposal costs	211.7	7.1	192.4	7.4
Maintenance and repairs	268.7	9.0	237.4	9.2
Transportation and subcontract costs	213.3	7.2	168.9	6.5
Fuel	129.3	4.4	78.9	3.0
Disposal fees and taxes	79.4	2.7	77.7	3.0
Landfill operating costs	61.4	2.1	57.4	2.2
Risk management	68.5	2.3	59.3	2.3
Other	121.1	4.1	106.1	4.1
Total cost of operations	$1,762.3	59.4%	$1,533.8	59.1%

These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three months ended March 31, 2022 and 2021 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases along with additional headcount attributable to acquisition-related growth, and an increase in service levels attributable to economic recovery from the COVID-19 pandemic.
•Transfer and disposal costs increased in aggregate dollars as a result of higher collection volumes and an increase in third party disposal rates.
•During the three months ended March 31, 2022 and 2021, approximately 69% of the total solid waste volume we collected was disposed at landfill sites that we own or operate (internalization).
•Maintenance and repairs expense increased in aggregate dollars due to an increase in service levels attributable to the economic recovery from the COVID-19 pandemic.
•Transportation and subcontract costs increased during the three months ended March 31, 2022 primarily due to higher collection and transfer station volumes, acquisition-related activity, and increased subcontract work attributable to an increase in non-core revenues as compared to the same period in 2021.
•Our fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three months ended March 31, 2022 was $4.24 as compared to $2.91 for the same period in 2021.
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
•Landfill operating costs increased in aggregate dollars primarily due to increased leachate treatment, transportation and disposal costs due in part to increased rainfall in select geographic regions, as well as landfill gas and other maintenance costs.
•Risk management expenses increased during the three months ended March 31, 2022 primarily due to favorable actuarial developments in the prior year that did not recur in the current year.
•Other costs of operations increased during the three months ended March 31, 2022 due to increased occupancy and facility related expenses as well as higher third-party truck and equipment rentals supporting higher volumes.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2022		2021
Depreciation and amortization of property and equipment	$192.6	6.5%	$177.9	6.8%
Landfill depletion and amortization	97.0	3.2	86.9	3.4
Depreciation, amortization and depletion expense	$289.6	9.7%	$264.8	10.2%

Depreciation and amortization of property and equipment increased for the three months ended March 31, 2022 primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased due to higher landfill disposal volumes primarily driven by solid waste, special waste and construction and demolition waste volumes coupled with an increase in our overall average depletion rate. These increases were partially offset by an unfavorable amortization adjustment related to the asset retirement obligation at one of our closed landfills during the three months ended March 31, 2021, which did not recur in 2022.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $10.0 million, or 0.3% of revenue, for the three months ended March 31, 2022 compared to $7.3 million, or 0.3% of revenue, for the same respective period in 2021. Amortization expense increased due to assets added through acquisitions.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $10.8 million, or 0.4% of revenue, for the three months ended March 31, 2022 compared to $10.0 million, or 0.4% of revenue, for the same respective period in 2021.
Accretion Expense
Accretion expense was $21.7 million, or 0.7% of revenue, for the three months ended March 31, 2022 compared to $20.5 million, or 0.8% of revenue, for the same respective period in 2021. Accretion expense has remained relatively unchanged as our asset retirement obligations have remained relatively consistent period over period.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2022		2021
Salaries and related benefits	$212.9	7.2%	$194.3	7.4%
Provision for doubtful accounts	6.6	0.2	4.3	0.2
Other	83.5	2.8	66.8	2.6
Subtotal	303.0	10.2	265.4	10.2
US Ecology, Inc. acquisition integration and deal costs	4.8	0.2	—	—
Total selling, general and administrative expenses	$307.8	10.4%	$265.4	10.2%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2022 and 2021 are summarized below:
•Salaries and related benefits increased in aggregate dollars primarily due to higher incentive pay and wages, benefits, and other payroll related items resulting from annual merit increases.
•Other selling, general and administrative expenses increased for the three months ended March 31, 2022, primarily due to an increase in advertising and travel costs.
•During the three months ended March 31, 2022, we incurred $4.8 million of acquisition integration and deal costs in connection with the acquisition of US Ecology, which closed on May 2, 2022.
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
During the three months ended March 31, 2021, we recorded a net gain on business divestitures and impairments of $1.1 million. No such gains were recorded during the three months ended March 31, 2022.

Restructuring Charges
During the three months ended March 31, 2022 and 2021, we incurred restructuring charges of $6.0 million and $2.8 million, respectively, related to the redesign of certain back-office software systems. During the same periods, we paid $5.9 million and $4.0 million, respectively, related to these restructuring efforts. During the remainder of 2022, we expect to incur additional restructuring charges of approximately $10 million to $15 million primarily related to the redesign of certain of our back-office software systems.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Interest expense on debt	$65.4	$62.9
Non-cash interest	18.8	16.0
Less: capitalized interest	(0.7)	(0.5)
Total interest expense	$83.5	$78.4
Total interest expense for the three months ended March 31, 2022 increased primarily due to higher interest rates on our floating rate debt.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $75.6 million and $66.2 million for the three months ended March 31, 2022 and 2021, respectively.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2022 and 2021 was 25.5% and 25.9%, respectively.
Cash paid for income taxes was a net payment of $3.7 million and a net refund of $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Reportable Segments
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, which are our operating segments, referred to as Group 1, Group 2, and Environmental Solutions. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our Environmental Solutions operating segment, which provides environmental solutions for daily operations of industrial, petrochemical and refining facilities, is aggregated with Corporate entities and other as it only represents approximately 3% of our consolidated revenue. Each of our operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue in the case of operating margin) follows:

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Three Months Ended March 31, 2022
Group 1	$1,440.4	$143.7	$—	$143.7	$—	$372.8	25.9%
Group 2	1,379.8	141.9	0.3	142.2	—	319.4	23.1%
Corporate entities and other	148.6	46.0	0.2	46.2	—	(131.6)	—
Total	$2,968.8	$331.6	$0.5	$332.1	$—	$560.6	18.9%

Three Months Ended March 31, 2021
Group 1	$1,298.6	$133.2	$(1.1)	$132.1	$—	$351.5	27.1%
Group 2	1,222.0	128.1	0.6	128.7	—	261.8	21.4%
Corporate entities and other	75.3	37.6	4.2	41.8	(1.1)	(120.9)	—
Total	$2,595.9	$298.9	$3.7	$302.6	$(1.1)	$492.4	19.0%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three months ended March 31, 2022 and 2021 are discussed below.
Group 1
Revenue for the three months ended March 31, 2022 increased 10.9% due to an increase in both average yield in all lines of business. Additionally, volume increased in our residential, small- and large-container collection lines of business, as well as our transfer station and landfill lines of business. The increase in landfill volume was attributable to an increase in solid waste, construction and demolition waste and special waste volumes. Revenue also increased due to acquisition-related growth.
Operating income in Group 1 increased from $351.5 million for the three months ended March 31, 2021, or a 27.1% operating income margin, to $372.8 million for the three months ended March 31, 2022, or a 25.9% operating income margin. Operating income margin for the three months ended March 31, 2022 was unfavorably impacted by higher disposal costs due to an increase in third party disposal rates and higher transportation and subcontract costs driven by an increase in volume.
Group 2
Revenue for the three months ended March 31, 2022 increased 12.9% due to an increase in average yield in all lines of business. Additionally, volume increased in our landfill, transfer station, and small- and large-container collection lines of business. These increases were partially offset by volume declines in our residential line of business. The increase in landfill volume was attributable to an increase in construction and demolition and special waste volumes. Revenue also increased due to acquisition-related growth.
Operating income in Group 2 increased from $261.8 million for the three months ended March 31, 2021, or a 21.4% operating income margin, to $319.4 million for the three months ended March 31, 2022, or a 23.1% operating income margin. Operating income margin for the three months ended March 31, 2022 was favorably impacted by the increase in revenue attributable to the economic recovery from the COVID-19 pandemic coupled with the effective management of certain operating costs, primarily labor and related benefits, disposal costs, and maintenance and repairs. The favorable impact was partially offset by higher transportation and subcontract costs driven by an increase in volume.

Corporate Entities and Other
Operating loss in our Corporate entities and other segment increased from $120.9 million for the three months ended March 31, 2021 to $131.6 million for the three months ended March 31, 2022. The change in the operating loss for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in acquisition deal and integration costs as well as restructuring costs.
Landfill and Environmental Matters
Available Airspace
As of March 31, 2022, we owned or operated 198 active solid waste landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2021	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2022
Cubic yards (in millions):
Permitted airspace	4,826.7	—	15.0	—	(19.3)	—	4,822.4
Probable expansion airspace	186	—	—	—	—	—	186.0
Total cubic yards (in millions)	5,012.7	—	15.0	—	(19.3)	—	5,008.4
Number of sites:
Permitted airspace	198	—	—	—			198
Probable expansion airspace	11	—	—	—			11
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
As of March 31, 2022, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 33 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 59 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2022:

	Gross Property and Equipment
	Balance as of December 31, 2021	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2022
Land	$694.9	$0.1	$(1.4)	$20.5	$—	$—	$—	$714.1
Landfill development costs	8,539.6	—	—	18.6	12.7	1.0	74.0	8,645.9
Vehicles and equipment	8,576.9	$134.3	$(77.4)	$12.9	$—	$—	$4.7	8,651.4
Buildings and improvements	1,508.4	1.1	(1.7)	1.1	—	—	8.9	1,517.8
Construction-in-progress - landfill	279.3	$42.9	$—	$—	$—	$—	$(73.1)	249.1
Construction-in-progress - other	182.9	20.7	—	—	—	—	(37.6)	166.0
Total	$19,782.0	$199.1	$(80.5)	$53.1	$12.7	$1.0	$(23.1)	$19,944.3

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2021	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of March 31, 2022
Landfill development costs	$(4,625.6)	$(96.5)	$—	$—	$(0.5)	$—	$(4,722.6)
Vehicles and equipment	(5,231.6)	(176.8)	75.8	—	—	9.1	(5,323.5)
Buildings and improvements	(692.7)	(17.8)	1.6	—	—	1.8	(707.1)
Total	$(10,549.9)	$(291.1)	$77.4	$—	$(0.5)	$10.9	$(10,753.2)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$39.0	$29.0
Restricted cash and marketable securities	117.2	139.0
Less: restricted marketable securities	(59.1)	(62.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$97.1	$105.6
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
The following table summarizes our restricted cash and marketable securities:

	March 31, 2022	December 31, 2021
Financing proceeds	$6.2	$12.4
Capping, closure and post-closure obligations	42.4	42.4
Insurance	68.6	84.2
Total restricted cash and marketable securities	$117.2	$139.0
Material Cash Requirements and Intended Uses of Cash
We expect existing cash, cash equivalents, restricted cash and marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands: (1) capital expenditures and leases; (2) acquisitions; (3) dividend payments; (4)

share repurchases; (5) repayments to service debt and other long-term obligations; and (6) payments for asset retirement obligations and environmental liabilities.
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
On May 2, 2022, we acquired all outstanding shares of US Ecology in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We financed the transaction through the entry into a $1.0 billion unsecured Term Loan Facility, and the remaining purchase price was funded using borrowings on our $3.0 billion unsecured revolving credit facility.
We expect to invest at least $500 million in additional acquisitions in 2022.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$705.6	$661.0
Cash used in investing activities	$(399.4)	$(344.6)
Cash used in financing activities	$(314.7)	$(342.3)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund capital expenditures and leases, acquisitions, dividend payments, share repurchases, repayments to service debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2022 and 2021 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $46.6 million during the three months ended March 31, 2022, compared to a decrease of $0.1 million during the same period in 2021, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $38.4 million during the three months ended March 31, 2022 due to the timing of billings net of collections, compared to a $8.9 million increase in the same period in 2021. As of March 31, 2022, our days sales outstanding were 40.0, or 27.5 days net of deferred revenue, compared to 38.4, or 25.8 days net of deferred revenue, as of March 31, 2021.
•Our prepaid expenses and other assets decreased $54.8 million during the three months ended March 31, 2022, compared to a $62.5 million decrease in the same period in 2021, primarily due to a decrease of prepaid taxes due to the timing of our estimated tax payments. Cash paid for incomes taxes were net refunds of $3.7 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
•Our accounts payable increased $73.0 million during the three months ended March 31, 2022, compared to a $27.6 million increase in the same period in 2021, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $7.1 million during the three months ended March 31, 2022, compared to $11.0 million in the same period in 2021. The increase in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $1.1 million higher during the three months ended March 31, 2022, compared to the same period in 2021.

•Our other liabilities decreased $118.9 million during the three months ended March 31, 2022, compared to a $61.4 million decrease in the same period in 2021, primarily due to the payment of incentive compensation accruals.
In addition, cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $75.6 million and $66.2 million for the three months ended March 31, 2022 and 2021, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2022 and 2021 are summarized below:
•Capital expenditures during the three months ended March 31, 2022 were $334.1 million, compared with $331.0 million for the same period in 2021.
•During the three months ended March 31, 2022 and 2021, we paid $81.6 million and $18.0 million, respectively, for acquisitions and investments. During the three months ended March 31, 2022, we did not have any business divestitures. During the three months ended March 31, 2021, we received $0.8 million for business divestitures.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash, and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2022 and 2021 are summarized below:
•Net proceeds from notes payable and long-term debt and senior notes were $48.0 million during the three months ended March 31, 2022, compared to net payments of $180.1 million in the same period in 2021.
•During the three months ended March 31, 2022, we repurchased 1.6 million shares of our stock for $203.5 million compared to repurchases of 0.1 million shares for $12.7 million during the same period in 2021.
•Dividends paid were $145.9 million and $135.5 million during the three months ended March 31, 2022 and 2021, respectively.
•During the three months ended March 31, 2022 and 2021, cash paid for purchase price holdback releases and contingent purchase price related to acquisitions was $1.8 million and $1.7 million, respectively.
Financial Condition
Debt Obligations
As of March 31, 2022, we had $8.8 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of March 31, 2022, we had availability under our $3.0 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of March 31, 2022.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (the Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders.
At our option, borrowings under the Credit Facility bear interest at a Base Rate, a daily floating London Interbank Offered Rate (LIBOR), or a Eurodollar Rate, plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). On the earliest of (i) the date that all available tenors of U.S. dollar LIBOR have permanently or indefinitely ceased to be provided or have been announced to be no longer representative, (ii) June 30, 2023 or (iii) the effective date of an election to opt into a secured overnight financing rate (SOFR), the LIBOR rate will be replaced by a forward-looking term rate based on SOFR or a daily rate based on SOFR published on such date.
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $2,661.1 million and $2,633.8 million as of March 31, 2022 and December 31, 2021, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
We had no balance and $24.3 million outstanding under our Credit Facility as of March 31, 2022 and December 31, 2021, respectively. We had $338.9 million and $341.9 million of letters of credit outstanding under our Credit Facility as of March 31, 2022 and December 31, 2021, respectively.
On May 2, 2022, we acquired all outstanding shares of US Ecology in a transaction valued at $2.2 billion, using proceeds from a $1.0 billion Term Loan Facility and borrowings on our $3.0 billion unsecured revolving credit facility. As of May 2, 2022, we had $1,200.0 million outstanding and $338.9 million of letters of credit outstanding under our Credit Facility following our acquisition of US Ecology. Availability under our Credit Facility totaled $1,461.1 million as of May 2, 2022.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility (the Replaced Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2022 and December 31, 2021, we had $80.4 million and no balance outstanding under our Uncommitted Credit Facility and Replaced Uncommitted Credit Facility, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of March 31, 2022, our total debt to EBITDA ratio was 2.84 compared to the 3.75 maximum allowed by the covenants. As of March 31, 2022, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2022.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under the Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the Credit Facility to accelerate the maturity of all indebtedness under the Credit Facility. This could have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on the Credit Facility constitutes an event of default under our other debt and derivative instruments, including our senior notes, and, therefore, our senior notes would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the Credit Facility for relief from the financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Credit Facility or raise sufficient capital to repay such obligations in the event the maturity is accelerated.
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion unsecured Term Loan Facility, which will mature on April 29, 2025, and bears interest at a base rate or a forward-looking secured overnight financing rate, plus an applicable margin based on our debt ratings.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings on the Credit Facility.

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
Tax-Exempt Financings
As of March 31, 2022 and December 31, 2021 we had $1,181.7 million and $1,181.5 million of certain variable rate tax-exempt financings outstanding respectively, with maturities ranging from 2023 to 2051. During 2021, we issued $205.0 million of tax exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $23.4 million and $17.2 million was incurred and reimbursed to us as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, we had $117.2 million and $139.0 million, respectively, of restricted cash and marketable securities, of which $6.2 million and $12.4 million, respectively, represented proceeds from the issuance of the tax-exempt bonds.
Finance Leases
We had finance lease liabilities of $256.6 million and $249.4 million as of March 31, 2022 and December 31, 2021, respectively, with maturities ranging from 2022 to 2063.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of March 31, 2022, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Pronouncements
For a description of new accounting standards that may affect us, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of March 31, 2022, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $129.3 million during the three months ended March 31, 2022, or 4.4% of revenue, compared to $78.9 million, or 3.0% of revenue, during the comparable period in 2021.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of March 31, 2022, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
Revenue from recycling processing and commodity sales during the three months ended March 31, 2022 and 2021 was $99.8 million and $87.6 million, respectively.
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
As of March 31, 2022, we had $1,269.5 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $16 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.

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
In August 2021, we acquired all of the issued and outstanding shares of ACV Enviro Corporation. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of March 31, 2022 did not include an assessment of internal control over financial reporting as it relates to this acquisition. We will continue the process of implementing internal controls over financial reporting for this acquired business. As of March 31, 2022, this business contributed less than 2% of revenue to our unaudited consolidated financial statements for the three months ended March 31, 2022.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $12 million relating to our outstanding legal proceedings as of March 31, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $5 million higher than the amount recorded as of March 31, 2022.
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
ITEM 1A.    RISK FACTORS.
Except as provided below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Risks related to our Acquisition of US Ecology
We may experience difficulties completing the integration of US Ecology’s business, and we may incur unexpected expenses in connection with that integration.
Achieving the anticipated benefits of the acquisition of US Ecology will depend significantly on whether we can integrate US Ecology’s business in an efficient and effective manner. The integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be fully realized. We may not be able to accomplish the integration process smoothly, successfully or on a timely basis. Any inability of our management to successfully and timely integrate the operations of the two companies could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
We may not realize the anticipated synergies and related benefits from the acquisition of US Ecology fully or within the timing anticipated.
We may not be able to achieve the anticipated operating and cost synergies or the long-term strategic benefits of the acquisition with US Ecology fully or within the timing anticipated. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. For at least the first year after an acquisition, and possibly longer, the benefits from the acquisition will be offset by the costs incurred in integrating the businesses and operations. The inability to realize the full extent of the anticipated synergies or other benefits of the acquisition, or our encountering unexpected costs or delays in the integration process (which may delay the timing of such synergies or other benefits), could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

The hazardous and radioactive waste businesses acquired from US Ecology are subject to additional operational and litigation risks related to the handling of dangerous substances.
We are subject to unexpected occurrences related, or unrelated, to the routine handling of additional dangerous substances. A fire or other incident could impair the ability of one or more acquired facilities to continue to perform normal operations, which could have an adverse impact on our financial condition and results of operations. Improper handling of these substances could also violate laws and regulations resulting in fines and/or suspension of operations. The handling of radioactive, polychlorinated biphenyls and hazardous material subjects us to potential liability claims by employees, contractors, property owners, neighbors and others. There can be no assurance that our existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in judicial or administrative proceedings could also have a material adverse effect on our financial condition and results of operations. Our newly acquired hazardous and radioactive waste businesses are subject to international, state or local laws or regulations that restrict the transportation of such waste across international, state, county or other jurisdictional lines. Such laws and regulations could negatively affect our operations, resulting in increased costs of alternate disposal.
We could be subject to significant fines and penalties, and our reputation could be adversely affected, if our businesses, or third parties with whom we have a relationship, were to fail to comply with U.S. or foreign laws or regulations.
Some of our projects and business may be conducted in countries where corruption has historically been prevalent. It is our policy to comply with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate, and we monitor our local partners’ compliance with such laws as well. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business. Additionally, violations of such laws could subject us to significant fines and penalties.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2022:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 1 - 31	582,137	$126.86	582,137	$1,673,977,142
February 1 - 28	1,054,408	$122.44	1,054,408	$1,544,874,030
March 1 - 31	4,214	$124.90	4,214	$1,544,347,714
	1,640,759		1,640,759
a.In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2022, no repurchased shares were pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.

ITEM 5.    OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Term Loan Credit Agreement, dated as of April 29, 2022, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 4, 2022).

10.1*+	Clawback Policy, dated February 24, 2022.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	May 5, 2022	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2022	By:	/s/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)