Form 10-Q
period 2022-06-30
REPUBLIC SERVICES, INC.
filed 2022-08-05
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 28, 2022, the registrant had outstanding 315,933,309 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 4,158,976).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119.4	$29.0
Accounts receivable, less allowance for doubtful accounts and other of $50.6 and $38.5, respectively	1,654.7	1,271.4
Prepaid expenses and other current assets	366.5	410.4
Total current assets	2,140.6	1,710.8
Restricted cash and marketable securities	121.5	139.0
Property and equipment, net	10,395.8	9,232.1
Goodwill	14,166.3	12,826.0
Other intangible assets, net	398.7	259.5
Other assets	990.0	787.6
Total assets	$28,212.9	$24,955.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,044.6	$910.0
Notes payable and current maturities of long-term debt	313.8	8.2
Deferred revenue	419.6	381.3
Accrued landfill and environmental costs, current portion	121.3	124.5
Accrued interest	74.0	62.1
Other accrued liabilities	961.3	929.5
Total current liabilities	2,934.6	2,415.6
Long-term debt, net of current maturities	11,589.5	9,546.2
Accrued landfill and environmental costs, net of current portion	2,072.8	1,837.7
Deferred income taxes and other long-term tax liabilities, net	1,432.4	1,229.5
Insurance reserves, net of current portion	302.4	303.9
Other long-term liabilities	665.2	642.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 320.1 and 319.6 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,818.9	2,789.5
Retained earnings	6,907.1	6,475.6
Treasury stock, at cost; 4.1 and 2.4 shares, respectively	(500.4)	(274.8)
Accumulated other comprehensive loss, net of tax	(13.4)	(14.6)
Total Republic Services, Inc. stockholders’ equity	9,215.4	8,978.9
Non-controlling interests in consolidated subsidiary	0.6	0.8
Total stockholders’ equity	9,216.0	8,979.7
Total liabilities and stockholders’ equity	$28,212.9	$24,955.0
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,413.6	$2,812.3	$6,383.7	$5,408.2
Expenses:
Cost of operations	2,064.4	1,650.2	3,828.1	3,184.0
Depreciation, amortization and depletion	337.6	303.0	647.9	585.2
Accretion	22.4	20.7	44.1	41.1
Selling, general and administrative	391.5	315.8	699.3	581.2
Withdrawal costs - multiemployer pension funds	2.2	—	2.2	—
Loss (gain) on business divestitures and impairments, net	—	0.9	—	(0.2)
Restructuring charges	5.9	3.8	11.9	6.6
Operating income	589.6	517.9	1,150.2	1,010.3
Interest expense	(94.0)	(78.4)	(177.5)	(156.7)
Loss from unconsolidated equity method investments	(13.6)	(12.4)	(17.4)	(28.9)
Interest income	0.7	0.6	1.2	1.4
Other (expense) income, net	(4.6)	(0.3)	(6.2)	1.4
Income before income taxes	478.1	427.4	950.3	827.5
Provision for income taxes	106.3	95.4	226.6	199.1
Net income	371.8	332.0	723.7	628.4
Net loss (income) attributable to non-controlling interests in consolidated subsidiary	0.1	(0.9)	0.2	(1.4)
Net income attributable to Republic Services, Inc.	$371.9	$331.1	$723.9	$627.0
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.18	$1.04	$2.29	$1.96
Weighted average common shares outstanding	316.5	319.5	316.5	319.5
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.17	$1.03	$2.28	$1.96
Weighted average common and common equivalent shares outstanding	317.0	320.0	317.1	319.9
Cash dividends per common share	$0.460	$0.425	$0.920	$0.850
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$371.8	$332.0	$723.7	$628.4
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss reclassified into earnings	1.1	1.2	2.2	2.3
Unrealized loss	(1.1)	—	(1.1)	—
Pension activity:
Change in funded status of pension plan obligations	—	(0.7)	—	(0.7)
Foreign currency activity:
Gain on foreign currency translation	0.1	—	0.1	—
Other comprehensive income, net of tax	0.1	0.5	1.2	1.6
Comprehensive income	371.9	332.5	724.9	630.0
Comprehensive loss (income) attributable to non-controlling interests	0.1	(0.9)	0.2	(1.4)
Comprehensive income attributable to Republic Services, Inc.	$372.0	$331.6	$725.1	$628.6
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2021	319.6	$3.2	$2,789.5	$6,475.6	(2.4)	$(274.8)	$(14.6)	$0.8	$8,979.7
Net income (loss)	—	—	—	352.0	—	—	—	(0.1)	351.9
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(145.3)	—	—	—	—	(145.3)
Issuances of common stock	0.3	—	2.6	—	(0.1)	(14.1)	—	—	(11.5)
Stock-based compensation	—	—	13.2	(0.9)	—	—	—	—	12.3
Purchase of common stock for treasury	—	—	—	—	(1.6)	(203.5)	—	—	(203.5)
Balance as of March 31, 2022	319.9	3.2	2,805.3	6,681.4	(4.1)	(492.4)	(13.5)	0.7	8,984.7
Net income	—	—	—	371.9	—	—	—	(0.1)	371.8
Other comprehensive income	—	—	—	—	—	—	0.1	—	0.1
Cash dividends declared	—	—	—	(145.3)	—	—	—	—	(145.3)
Issuances of common stock	0.2	—	4.0	—	—	(8.0)	—	—	(4.0)
Stock-based compensation	—	—	9.6	(0.9)	—	—	—	—	8.7
Purchase of common stock for treasury	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2022	320.1	$3.2	$2,818.9	$6,907.1	(4.1)	$(500.4)	$(13.4)	$0.6	$9,216.0

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2020	318.8	$3.2	$2,741.4	$5,751.8	—	$(0.1)	$(12.4)	$4.9	$8,488.8
Net income	—	—	—	295.9	—	—	—	0.5	296.4
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(135.6)	—	—	—	—	(135.6)
Issuances of common stock	0.5	—	2.4	—	(0.2)	(14.7)	—	—	(12.3)
Stock-based compensation	—	—	13.5	(0.9)	—	—	—	—	12.6
Purchase of common stock for treasury	—	—	—	—	(0.1)	(12.7)	—	—	(12.7)
Balance as of March 31, 2021	319.3	3.2	2,757.3	5,911.2	(0.3)	(27.5)	(11.3)	5.4	8,638.3
Net income	—	—	—	331.1	—	—	—	0.9	332.0
Other comprehensive income	—	—	—	—	—	—	0.5	—	0.5
Cash dividends declared	—	—	—	(135.4)	—	—	—	—	(135.4)
Issuances of common stock	0.1	—	3.1	—	—	(0.2)	—	—	2.9
Stock-based compensation	—	—	26.7	(0.9)	—	—	—	—	25.8
Purchase of common stock for treasury	—	—	—	—	(0.3)	(79.5)	—	—	(79.5)
Distributions paid	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of June 30, 2021	319.4	$3.2	$2,787.1	$6,106.0	(0.6)	$(107.2)	$(10.8)	$5.1	$8,783.4
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities:
Net income	$723.7	$628.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	692.0	626.3
Non-cash interest expense	38.1	34.2
Stock-based compensation	21.2	38.6
Deferred tax provision	52.8	42.5
Provision for doubtful accounts, net of adjustments	17.2	11.4
(Gain) loss on disposition of assets and asset impairments, net	(3.2)	0.2
Environmental adjustments	—	4.8
Loss from unconsolidated equity method investments	17.4	28.9
Other non-cash items	6.3	(1.7)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(150.4)	(68.1)
Prepaid expenses and other assets	72.6	88.8
Accounts payable	167.1	54.4
Capping, closure and post-closure expenditures	(18.0)	(26.8)
Remediation expenditures	(21.1)	(21.7)
Other liabilities	(52.2)	42.6
Cash provided by operating activities	1,563.5	1,482.8
Cash (used in) provided by investing activities:
Purchases of property and equipment	(647.3)	(608.6)
Proceeds from sales of property and equipment	20.0	8.2
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(2,655.0)	(576.6)
Cash received from business divestitures	—	45.9
Purchases of restricted marketable securities	(9.1)	(16.6)
Sales of restricted marketable securities	8.5	14.9
Other	(1.0)	(0.3)
Cash used in investing activities	(3,283.9)	(1,133.1)
Cash provided by (used in) financing activities:
Proceeds from credit facilities and notes payable, net of fees	5,338.9	2,737.9
Payments of credit facilities and notes payable	(3,027.1)	(2,756.1)
Issuances of common stock, net	(15.5)	(9.5)
Purchases of common stock for treasury	(203.5)	(40.1)
Cash dividends paid	(291.2)	(271.1)
Distributions paid to non-controlling interests in consolidated subsidiary	—	(1.2)
Contingent consideration payments	(2.9)	(11.8)
Cash provided by (used in) financing activities	1,798.7	(351.9)
Effect of foreign exchange rate changes on cash	(0.1)	—
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	78.2	(2.2)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	105.6	114.2
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$183.7	$112.0
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
New Accounting Pronouncements
Accounting Standards Updates Issued but not yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. During the quarter ended June 30, 2022, we novated a certain hedging relationship related to one of our interest rate swap agreements by changing the reference rate from the London Interbank Offered Rate (LIBOR) to a secured overnight financing rate (SOFR). The amendment did not have a material impact on our consolidated financial statements. For further discussion of the amendment and relevant hedging relationship, refer to Note 7, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have not modified any other contracts as a result of reference rate reform.

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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services, waste, and recycling businesses during the six months ended June 30, 2022 and 2021. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2022	2021
Purchase price:
Cash used in acquisitions, net of cash acquired of $64.6 and $3.0, respectively	$2,516.6	$561.7
Holdbacks	10.1	5.5
Fair value, future minimum finance lease payments	15.6	40.2
Total	$2,542.3	$607.4
Allocated as follows:
Restricted cash	$—	$7.2
Accounts receivable	250.5	16.7
Prepaid expenses	15.5	—
Landfill development costs	495.7	65.9
Property and equipment	688.0	67.1
Operating right-of-use lease assets	55.4	0.4
Interest rate swap	29.1	—
Assets held for sale	—	43.1
Other assets	38.0	2.1
Inventory	11.2	0.3
Accounts payable	(109.2)	(10.6)
Deferred revenue	(25.6)	(3.0)
Environmental remediation liabilities	(92.4)	(14.4)
Closure and post-closure liabilities	(88.9)	(32.2)
Operating right-of-use lease liabilities	(55.8)	(0.4)
Deferred income tax liabilities	(151.0)	—
Other liabilities	(49.5)	(11.3)
Fair value of tangible assets acquired and liabilities assumed	1,011.0	130.9
Excess purchase price to be allocated	$1,531.3	$476.5
Excess purchase price allocated as follows:
Other intangible assets	$162.9	$37.8
Goodwill	1,368.4	438.7
Total allocated	$1,531.3	$476.5
The purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Excluding the US Ecology acquisition discussed below, substantially all of the goodwill and intangible assets recorded for these acquisitions are deductible for tax purposes.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
On May 2, 2022, we acquired all outstanding equity of US Ecology, Inc. (US Ecology) in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We financed the transaction using the proceeds of a new $1.0 billion unsecured Term Loan Credit Agreement (Term Loan Facility) and borrowings under our existing $3.0 billion unsecured revolving credit facility. For further discussion of the borrowings used to fund the US Ecology acquisition, refer to Note 7, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q. The preliminary purchase price allocation for the US Ecology acquisition is reflected in the table above and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired as well as certain leases and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We do not expect a step-up in the tax basis of the assets recognized in connection with the US Ecology acquisition, and do not expect the goodwill and intangible assets will be deductible for tax purposes.
During the three and six months ended June 30, 2022, we incurred $51.9 million and $56.6 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested equity awards at closing as well as severance and change-in-control payments.
Investments
In July 2022, we made an investment of approximately $90 million in a joint venture with a landfill gas to energy developer to construct 39 renewable natural gas projects across the United States. The agreement provides for additional contributions as certain project milestones are achieved over the next four to five years.
In 2022 and 2021, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $121.0 million and $22.7 million, which were recorded to other assets in our June 30, 2022 and 2021 consolidated balance sheets, respectively. During the three and six months ended June 30, 2022, we reduced the carrying value of these investments by $11.9 million and $12.2 million, respectively, and during the three and six months ended June 30, 2021, we reduced the carrying value of these investments by $12.0 million and $25.7 million, respectively, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect a benefits of approximately $24 million and $25 million for the three and six months ended June 30, 2022, respectively, due to the tax credits related to these investments. Our tax provisions reflect a similar benefit of approximately $20 million for both the three and six months ended June 30, 2021. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Restructuring Charges
During the three and six months ended June 30, 2022, we incurred restructuring charges of $5.9 million and $11.9 million, respectively, and during the three and six months ended June 30, 2021, we incurred restructuring charges of $3.8 million and $6.6 million, respectively, related to the redesign of certain back-office software systems. During the six months ended June 30, 2022 and 2021, we paid $8.3 million and $8.6 million, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2021	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of June 30, 2022
Group 1	$6,549.7	$31.1	$—	$(2.5)	$6,578.3
Group 2	5,994.2	203.9	—	6.7	6,204.8
Corporate entities and other	282.1	1,133.4	—	(32.3)	1,383.2
Total	$12,826.0	$1,368.4	$—	$(28.1)	$14,166.3
Adjustments to acquisitions during the six months ended June 30, 2022 primarily related to changes in our valuation of fixed assets and certain landfill leases as a result of obtaining new information regarding the acquisitions that closed in 2021. The preliminary goodwill associated with our acquisition of US Ecology is assigned to our Environmental Solutions operating segment and is included within Corporate entities and other above.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2021	Acquisitions	Adjustments and Other	Balance as of June 30, 2022	Balance as of December 31, 2021	Additions Charged to Expense	Adjustments and Other	Balance as of June 30, 2022	Other Intangible Assets, Net as of June 30, 2022
Customer relationships	$898.4	$148.6	$—	$1,047.0	$(666.8)	$(19.8)	$0.2	$(686.4)	$360.6
Non-compete agreements	60.4	4.1	—	64.5	(44.6)	(3.0)	—	(47.6)	16.9
Other intangible assets	58.0	10.2	—	68.2	(45.9)	(1.1)	—	(47.0)	21.2
Total	$1,016.8	$162.9	$—	$1,179.7	$(757.3)	$(23.9)	$0.2	$(781.0)	$398.7

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 follows:

	2022	2021
Prepaid expenses	$101.9	$85.3
Inventories	100.2	72.2
Income taxes receivable	91.0	173.8
Reinsurance receivable	30.6	31.0
Other non-trade receivables	28.7	32.2
Prepaid fees for cloud-based hosting arrangements, current	8.8	12.9
Other current assets	5.3	3.0
Total	$366.5	$410.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of June 30, 2022 and December 31, 2021 follows:

	2022	2021
Operating right-of-use lease assets	$299.5	$255.3
Investments	241.3	127.6
Deferred compensation plan	113.5	133.5
Deferred contract costs and sales commissions	79.8	80.6
Reinsurance receivable	79.8	79.5
Derivative and hedging assets	59.5	19.7
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	56.1	43.4
Amounts recoverable for capping, closure and post-closure obligations	20.1	19.4
Deferred financing costs	5.3	4.6
Other	35.1	24.0
Total	$990.0	$787.6
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2022 and December 31, 2021 follows:

	2022	2021
Accrued payroll and benefits	$267.2	$295.0
Insurance reserves, current	191.5	193.5
Accrued fees and taxes	166.4	143.7
Accrued dividends	145.3	145.9
Operating right-of-use lease liabilities, current	56.0	38.2
Ceded insurance reserves, current	30.6	31.0
Accrued professional fees and legal settlement reserves	11.0	8.4
Other	93.3	73.8
Total	$961.3	$929.5
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2022 and December 31, 2021 follows:

	2022	2021
Operating right-of-use lease liabilities	$270.4	$239.0
Deferred compensation plan liability	103.0	119.4
Ceded insurance reserves	79.8	79.5
Derivative and hedging liabilities	66.8	50.7
Contingent purchase price and acquisition holdbacks	63.5	64.4
Withdrawal liability - multiemployer pension funds	23.5	24.5
Legal settlement reserves	3.3	3.1
Other	54.9	61.8
Total	$665.2	$642.4

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2022, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we had post-closure responsibility for 127 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2022 and December 31, 2021 follows:

	2022	2021
Landfill final capping, closure and post-closure liabilities	$1,657.2	$1,507.3
Environmental remediation	536.9	454.9
Total accrued landfill and environmental costs	2,194.1	1,962.2
Less: current portion	(121.3)	(124.5)
Long-term portion	$2,072.8	$1,837.7
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the six months ended June 30, 2022 and 2021:

	2022	2021
Asset retirement obligation liabilities, beginning of year	$1,507.3	$1,346.4
Non-cash additions	27.9	23.0
Acquisitions, net of divestitures and other adjustments	88.2	32.6
Asset retirement obligation adjustments	8.0	9.2
Payments	(18.0)	(26.8)
Accretion expense	44.1	41.1
Foreign currency translation	(0.3)	—
Asset retirement obligation liabilities, end of period	1,657.2	1,425.5
Less: current portion	(65.8)	(61.0)
Long-term portion	$1,591.4	$1,364.5
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2022 would be approximately $375 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2022 and 2021:

	2022	2021
Environmental remediation liabilities, beginning of year	$454.9	$462.8
Net adjustments charged to expense	—	4.8
Payments	(21.1)	(21.7)
Accretion expense (non-cash interest expense)	8.6	8.5
Acquisitions, net of divestitures and other adjustments	94.5	14.4
Environmental remediation liabilities, end of period	536.9	468.8
Less: current portion	(55.5)	(56.6)
Long-term portion	$481.4	$412.2
Bridgeton Landfill. During the six months ended June 30, 2022, we paid $6.8 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of June 30, 2022, the remediation liability recorded for this site was $96.0 million, of which approximately $9 million is expected to be paid during the remainder of 2022. We believe the remaining reasonably possible high end of our range would be approximately $140 million higher than the amount recorded as of June 30, 2022.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of June 30, 2022 and December 31, 2021 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts, deferred issuance costs, and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2022			December 31, 2021
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$137.5	$—	$137.5	$—	$—	$—
$3.0 billion - August 2026	Variable	714.4	—	714.4	24.3	—	24.3
Term Loan	Variable	1,000.0	—	1,000.0	—	—	—
Commercial Paper	Variable	500.0	(0.4)	499.6	—	—	—
Senior notes:
May 2023	4.750	300.0	(4.0)	296.0	300.0	(0.1)	299.9
August 2024	2.500	900.0	(4.0)	896.0	900.0	(4.8)	895.2
March 2025	3.200	500.0	(1.9)	498.1	500.0	(2.2)	497.8
November 2025	0.875	350.0	(2.3)	347.7	350.0	(2.6)	347.4
July 2026	2.900	500.0	(2.5)	497.5	500.0	(2.8)	497.2
November 2027	3.375	650.0	(3.4)	646.6	650.0	(3.8)	646.2
May 2028	3.950	800.0	(11.6)	788.4	800.0	(12.4)	787.6
March 2030	2.300	600.0	(5.6)	594.4	600.0	(5.9)	594.1
February 2031	1.450	650.0	(7.5)	642.5	650.0	(7.9)	642.1
February 2032	1.750	750.0	(6.3)	743.7	750.0	(6.6)	743.4
March 2033	2.375	700.0	(7.4)	692.6	700.0	(7.6)	692.4
March 2035	6.086	181.9	(12.5)	169.4	181.9	(12.8)	169.1
March 2040	6.200	399.9	(3.5)	396.5	399.9	(3.6)	396.3
May 2041	5.700	385.7	(4.9)	380.8	385.7	(5.0)	380.7
March 2050	3.050	400.0	(7.0)	393.0	400.0	(7.1)	392.9
Debentures:
September 2035	7.400	148.1	(30.6)	117.5	148.0	(31.1)	116.9
Tax-exempt:
2023 - 2051	0.300 - 2.600	1,189.1	(7.4)	1,181.8	1,189.1	(7.6)	1,181.5
Finance leases:
2022 - 2063	0.806 - 9.750	269.3	—	269.3	249.4	—	249.4
Total Debt		$12,025.9	$(122.6)	11,903.3	$9,678.3	$(123.9)	9,554.4
Less: current portion				(313.8)			(8.2)
Long-term portion				$11,589.5			$9,546.2
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At our option, borrowings under the Credit Facility bear interest at a Base Rate, a daily floating LIBOR, or a Eurodollar Rate, plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). On the earliest of (i) the date that all available tenors of U.S. dollar LIBOR have permanently or indefinitely ceased to be provided or have been announced to be no longer representative, (ii) June 30, 2023 or (iii) the effective date of an election to opt into a SOFR), the LIBOR rate will be replaced by a forward-looking term rate based on SOFR or a daily rate based on SOFR published on such date.
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
We had $714.4 million and $24.3 million outstanding under our Credit Facility as of June 30, 2022 and December 31, 2021, respectively. We had $350.6 million and $341.9 million of letters of credit outstanding under our Credit Facility as of June 30, 2022 and December 31, 2021, respectively. We also had $499.6 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program as of June 30, 2022. If there is a default under our commercial paper program, we expect to use our Credit Facility to repay any outstanding commercial paper notes. As a result, availability under our Credit Facility was $1,435.0 million and $2,633.8 million as of June 30, 2022 and December 31, 2021, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility (the Replaced Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2022, we had $137.5 million outstanding under our Uncommitted Credit Facility. We had no borrowings outstanding as of December 31, 2021.
Term Loan Credit Agreement
On April 29, 2022, we entered into the $1.0 billion Term Loan Facility. The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time. As of June 30, 2022, we had $500.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 1.845% and weighted average maturity of 24 days. We maintain capacity under the Credit Facility to support our commercial paper program in the event of a default. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of June 30, 2022.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements (the 2013 Interest Rate Swaps) relative to our 4.750% fixed rate senior notes due in May 2023 (4.750% Notes). The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed-to-floating interest rates. As of June 30, 2022, these swap agreements had a total notional value of $300.0 million and mature in May 2023. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. In 2013, these transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the 4.750% notes resulting from changes in interest rates.
Contemporaneously with the $250.0 million partial redemption of the 4.750% Notes in November 2020, we dedesignated the proportional share of these swap agreements as fair value hedges. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of June 30, 2022 and December 31, 2021, these free-standing derivatives were reflected at their fair value of a $0.4 million liability and a $3.9 million asset, respectively, and are included in other long-term liabilities and other assets, respectively, in our consolidated balance sheets. For the three and six months ended June 30, 2022, we recognized losses of $1.6 million and $4.3 million, respectively, and for the three and six months ended June 30, 2021, we recognized losses of $0.8 million and $2.0 million, respectively, directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free-standing derivatives.
As of June 30, 2022 and December 31, 2021, the 2013 Interest Rate Swaps that were designated as fair value hedges are reflected at their fair value of a $0.5 million liability and a $4.7 million asset, respectively, and are included in other long-term liabilities and other assets, respectively, in our consolidated balance sheets. To the extent they are effective, the remaining hedged portion of these interest rate swap agreements is included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $1.4 million and $2.0 million during the three months ended June 30, 2022 and 2021, respectively, and net interest income of $3.2 million and $3.9 million during the six months ended June 30, 2022 and 2021, respectively, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the three months ended June 30, 2022 and 2021, we recognized gains of $1.3 million and $1.1 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes and offsetting losses of $1.9 million and $1.0 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. For the six months ended June 30, 2022 and 2021, we recognized gains of $4.0 million and $2.6 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes and offsetting losses of $5.2 million and $2.4 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the three and six months ended June 30, 2022 and 2021 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
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
As of June 30, 2022 and December 31, 2021, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $23.6 million and $25.8 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. Over the next 12 months, we expect to amortize approximately $4.2 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
In connection with our acquisition of US Ecology, we novated an acquired interest rate swap agreement (the 2022 Interest Rate Swap) with an initial effective date of March 6, 2020 and an initial notional amount of $500.0 million relative to our Term Loan Facility. The interest rate swap matures in November 2026. The goal was to reduce overall borrowing costs. Under the terms of the acquired agreement, we pay interest at a fixed interest rate of 0.832% and received interest at floating rates based on

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

changes in LIBOR. The interest rate swap is designated as a cash flow hedge. In May 2022, following the closing of the acquisition, we amended the reference rate from a floating rate based on LIBOR to a SOFR rate. In accordance with ASU 2020-04, the amendment of the reference rate did not result in dedesignation of the cash flow hedge. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive loss and are recognized in interest expense in the period in which the payment is settled.
The fair value of our floating-to-fixed interest rate swap is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of June 30, 2022, the 2022 Interest Rate Swap was recorded at its fair value of $27.7 million and is included in other assets in our consolidated balance sheets. Total unrealized loss recognized in accumulated other comprehensive loss for the 2022 Interest Rate Swap was $1.1 million, net of tax, for the three months ended June 30, 2022.
For further detail regarding the effect of our cash flow hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% Notes in February 2020, we amended interest rate lock agreements with an aggregate notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030, and dedesignated them as cash flow hedges (2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% Notes in August 2019, we amended interest rate lock agreements with an aggregate notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024, and dedesignated them as cash flow hedges (2019 Extended Interest Rate Locks and collectively with the 2020 Extended Interest Rate Locks referred to as the Extended Interest Rate Locks). There was no ineffectiveness recognized in the termination of these cash flow hedges. In addition, we entered into offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (2019 Offsetting Interest Rate Swap and the 2020 Offsetting Interest Rate Swap, or collectively the Offsetting Interest Rate Swaps). The fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of June 30, 2022 and December 31, 2021, the fair values of the 2019 Extended Interest Rate Locks were liabilities of $0.4 million and $20.9 million, respectively, which were included in other long-term liabilities in our consolidated balance sheets. As of June 30, 2022, the fair value of the 2020 Extended Interest Rate Locks were assets of $31.8 million, which were included in other assets in our consolidated balance sheet, and as of December 31, 2021, the fair value of the 2020 Extended Interest Rate Locks were liabilities of $29.0 million, which were included in other long-term liabilities in our consolidated balance sheet.
As of June 30, 2022, the fair value of the 2019 Offsetting Interest Rate Swap was a liability of $9.6 million, which was included in other long-term liabilities in our consolidated balance sheet, and as of December 31, 2021, the fair value of the 2019 Offsetting Interest Rate Swap was an asset of $11.1 million, which was included in other assets in our consolidated balance sheet. As of June 30, 2022 and December 31, 2021, the fair value of the 2020 Offsetting Interest Rate Swap was a liability of $55.9 million and $0.8 million, respectively, which were included in other long-term liabilities in our consolidated balance sheets.
For the three and six months ended June 30, 2022, we recognized gains of $21.7 million and $74.8 million, respectively, on the change in fair value of the Extended Interest Rate Locks with offsetting losses of $21.3 million and $73.1 million, respectively, on the change in fair value of the Offsetting Interest Rate Swaps. For the three and six months ended June 30, 2021, we recognized losses of $18.2 million and gains of $28.9 million, respectively, on the change in fair value of the Extended Interest Rate Locks with offsetting gains of $17.6 million and offsetting losses of $29.1 million, respectively, on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of June 30, 2022 and December 31, 2021 we had $1,181.8 million and $1,181.5 million of certain variable rate tax-exempt financings outstanding respectively, with maturities ranging from 2023 to 2051. During 2021, we issued $205.0 million of tax exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $27.7 million and $17.2 million was incurred and reimbursed to us as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

December 31, 2021, we had $121.5 million and $139.0 million, respectively, of restricted cash and marketable securities, of which $2.0 million and $12.4 million, respectively, represented proceeds from the issuance of the tax-exempt bonds.
All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of June 30, 2022 and December 31, 2021.
Finance Leases
We had finance lease liabilities of $269.3 million and $249.4 million as of June 30, 2022 and December 31, 2021, respectively, with maturities ranging from 2022 to 2063.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2022 was 22.2% and 23.8%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2021 was 22.4% and 24.1%, respectively.
Net cash paid for income taxes was $78.9 million and $54.3 million for the six months ended June 30, 2022 and 2021, respectively.
We recorded approximately $151 million of current and deferred income taxes as part of our preliminary purchase price allocation for our acquisition of US Ecology. This allocation is subject to change until we finalize our valuations and other estimates.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2022, the valuation allowance associated with our state loss carryforwards was approximately $43 million. As a result of the acquisition of US Ecology as of June 30, 2022, the valuation allowance associated with our foreign jurisdiction tax credits was approximately $4 million.
We are subject to income tax in the United States, as well as income tax in multiple state and foreign jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for all years prior to 2015. The tax years 2017 through 2021 remain subject to examination in our foreign jurisdictions. The 2017 through 2021 state tax returns are subject to examination by state tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for tax years 2015 through 2018. In addition, we are currently under state examination or administrative review in various state jurisdictions for tax years 2012 through 2020.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of June 30, 2022, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of June 30, 2022, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $14.3 million related to our uncertain tax positions.

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
Stock repurchase activity during the three and six months ended June 30, 2022 and 2021 follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of shares repurchased	—	0.3	1.6	0.4
Amount paid	$—	$27.4	$203.5	$40.1
Weighted average cost per share	$—	$108.68	$124.02	$101.84
As of June 30, 2022, no repurchased shares were pending settlement. As of June 30, 2021, 0.5 million repurchased shares were pending settlement. As of June 30, 2021, $52.1 million of share repurchases were unpaid and included within other accrued liabilities. As of June 30, 2022, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.5 billion.
Dividends
In April 2022, our Board of Directors approved a quarterly dividend of $0.46 per share. Cash dividends declared were $290.6 million for the six months ended June 30, 2022. As of June 30, 2022, we recorded a quarterly dividend payable of $145.3 million to shareholders of record at the close of business on July 1, 2022.

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
Earnings per share for the three and six months ended June 30, 2022 and 2021 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$371,888	$331,065	$723,912	$627,009
Weighted average common shares outstanding	316,473	319,526	316,538	319,487
Basic earnings per share	$1.18	$1.04	$2.29	$1.96
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$371,888	$331,065	$723,912	$627,009
Weighted average common shares outstanding	316,473	319,526	316,538	319,487
Effect of dilutive securities:
Unvested RSU awards	126	232	170	187
Unvested PSU awards	361	283	372	263
Weighted average common and common equivalent shares outstanding	316,960	320,041	317,079	319,937
Diluted earnings per share	$1.17	$1.03	$2.28	$1.96
During each of the three and six months ended June 30, 2022 and 2021, there were less than 0.1 million antidilutive securities outstanding.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2022 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(25.8)	$11.2	$—	$(14.6)
Other comprehensive income (loss) before reclassifications	(1.1)	—	0.1	(1.0)
Amounts reclassified from accumulated other comprehensive income	2.2	—	—	2.2
Net current period other comprehensive income	1.1	—	0.1	1.2
Balance as of June 30, 2022	$(24.7)	$11.2	$0.1	$(13.4)
A summary of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement where Net Income is Presented
Loss on cash flow hedges:
Terminated interest rate locks	$(1.5)	$(1.6)	$(3.0)	$(3.1)	Interest expense
2022 Interest Rate Swap	—	—	—	—	Interest expense
Total before tax	(1.5)	(1.6)	(3.0)	(3.1)
Tax benefit	0.4	0.4	0.8	0.8
Net of tax	$(1.1)	$(1.2)	$(2.2)	$(2.3)

Pension gains:
Pension settlement	$—	$0.9	$—	$0.9	Other income
Tax expense	—	(0.2)	—	(0.2)
Net of tax	—	0.7	—	0.7
Total loss reclassified into earnings, net of tax	$(1.1)	$(0.5)	$(2.2)	$(1.6)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Interest Expense	Interest Expense	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(94.0)	$(78.4)	$(177.5)	$(156.7)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$1.4	$2.0	$3.2	$3.9
Net periodic (loss) earnings	$(0.6)	$0.1	$(1.2)	$0.2
Loss on cash flow hedging relationships:
Interest rate swap locks:
Amount of loss reclassified from accumulated other comprehensive loss into income, net of tax	$(1.1)	$(1.2)	$(2.2)	$(2.3)

The effects of derivative instruments not in Subtopic 815-20:
Gain (loss) on free-standing derivative instruments:
Interest rate swaps:
Loss on change in fair value of free-standing derivative instruments	$(1.6)	$(0.8)	$(4.3)	$(2.0)
Interest rate contract:
Net gain (loss) on change in fair value of free-standing derivative instruments	$0.4	$(0.6)	$1.7	$(0.2)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of June 30, 2022 and December 31, 2021, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	June 30, 2022
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$30.5	$30.5	$30.5	$—	$—
Bonds - restricted cash and marketable securities and other assets	57.4	57.4	—	57.4	—
Derivative and hedging assets - other assets	59.5	59.5	—	59.5	—
Total assets	$147.4	$147.4	$30.5	$116.9	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$66.8	$66.8	$—	$66.8	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	67.9	67.9	—	—	67.9
Total liabilities	$134.7	$134.7	$—	$66.8	$67.9

	December 31, 2021
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$35.2	$35.2	$35.2	$—	$—
Bonds - restricted cash and marketable securities and other assets	63.1	63.1	—	63.1	—
Derivative and hedging assets - other assets	19.7	19.7	—	19.7	—
Total assets	$118.0	$118.0	$35.2	$82.8	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$50.7	$50.7	$—	$50.7	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	68.8	68.8	—	—	68.8
Total liabilities	$119.5	$119.5	$—	$50.7	$68.8
Total Debt
The carrying value of our total debt was $11.9 billion and $9.6 billion as of June 30, 2022 and December 31, 2021, respectively, and the fair value of our total debt was $11.4 billion and $10.3 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of June 30, 2022 and December 31, 2021. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of June 30, 2022, the Sonoma contingent consideration represents the fair value of $61.4 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $77 million and $95 million. During the six months ended June 30, 2022, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
12. SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, which are our operating segments, referred to as Group 1, Group 2, and Environmental Solutions. Each of our operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our Environmental Solutions operating segment, which provides environmental solutions for daily operations of industrial, petrochemical and refining facilities is aggregated with Corporate entities and other as it only represents approximately 6.2% of our consolidated revenue for the six months ended June 30, 2022. Our Environmental Solutions operating segment included the financial results of US Ecology following our acquisition of the business on May 2, 2022.
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2022 and 2021 follows:

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Three Months Ended June 30, 2022
Group 1	$1,827.5	$(279.0)	$1,548.4	$145.9	$415.1	$123.3	$12,211.8
Group 2	1,768.8	(241.9)	1,526.9	148.7	328.4	111.8	10,225.8
Corporate entities and other	361.0	(22.7)	338.3	65.4	(153.9)	78.1	5,775.3
Total	$3,957.3	$(543.6)	$3,413.6	$360.0	$589.6	$313.2	$28,212.9

Three Months Ended June 30, 2021
Group 1	$1,668.3	$(275.0)	$1,393.3	$138.7	$379.8	$149.3	$11,946.7
Group 2	1,576.9	(235.0)	1,341.9	138.0	283.6	108.8	9,649.3
Corporate entities and other	88.3	(11.2)	77.1	47.0	(145.5)	19.5	2,326.1
Total	$3,333.5	$(521.2)	$2,812.3	$323.7	$517.9	$277.6	$23,922.1

	Gross Revenue	Intercompany Revenue	Net Revenue	Depreciation, Amortization, Depletion and Accretion	Operating Income (Loss)	Capital Expenditures	Total Assets

Six Months Ended June 30, 2022
Group 1	$3,529.7	$(540.8)	$2,988.8	$289.6	$787.9	$233.8	$12,211.8
Group 2	3,367.3	(459.2)	2,908.1	290.9	647.8	203.1	10,225.8
Corporate entities and other	526.4	(39.6)	486.8	111.5	(285.5)	210.3	5,775.3
Total	$7,423.4	$(1,039.6)	$6,383.7	$692.0	$1,150.2	$647.2	$28,212.9

Six Months Ended June 30, 2021
Group 1	$3,215.9	$(524.0)	$2,691.9	$270.8	$731.3	$274.1	$11,946.7
Group 2	3,000.7	(436.8)	2,563.9	266.8	545.4	191.4	9,649.3
Corporate entities and other	174.0	(21.6)	152.4	88.7	(266.4)	143.1	2,326.1
Total	$6,390.6	$(982.4)	$5,408.2	$626.3	$1,010.3	$608.6	$23,922.1

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three and six months ended June 30, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Collection:
Residential	$654.1	19.2%	$611.6	21.7%	$1,282.0	20.1%	$1,204.7	22.2%
Small-container	975.6	28.6	843.2	30.0	1,891.2	29.6	1,653.4	30.5
Large-container	687.4	20.1	594.6	21.1	1,308.5	20.5	1,129.0	20.9
Other	13.3	0.4	13.0	0.5	25.7	0.4	25.4	0.5
Total collection	2,330.4	68.3	2,062.4	73.3	4,507.4	70.6	4,012.5	74.1
Transfer	407.8		383.7		770.4		715.0
Less: intercompany	(215.9)		(208.1)		(413.7)		(393.2)
Transfer, net	191.9	5.6	175.6	6.2	356.7	5.6	321.8	6.0
Landfill	699.0		654.2		1,316.1		1,219.3
Less: intercompany	(292.9)		(283.2)		(560.5)		(532.5)
Landfill, net	406.1	11.9	371.0	13.2	755.6	11.8	686.8	12.7
Environmental solutions	308.0		37.6		416.9		76.6
Less: intercompany	(13.7)		(3.5)		(23.3)		(7.6)
Environmental solutions, net	294.3	8.6	34.1	1.2	393.6	6.2	69.0	1.3
Other:
Recycling processing and commodity sales	113.6	3.3	103.0	3.7	213.3	3.3	190.6	3.5
Other non-core	77.4	2.3	66.2	2.4	157.0	2.5	127.5	2.4
Total other	191.0	5.6	169.2	6.1	370.3	5.8	318.1	5.9
Total revenue	$3,413.6	100.0%	$2,812.3	100.0%	$6,383.7	100.0%	$5,408.2	100.0%
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
Environmental solutions revenue includes revenue generated by US Ecology following its acquisition on May 2, 2022.
The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognize deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Depending on the nature of the contract, we may also generate revenue through the collection of fuel recovery fees and environmental fees which are designed to recover our internal costs of providing services to our customers. Substantially all of the deferred revenue recognized as of December 31, 2021 was recognized as revenue during the six months ended June 30, 2022 when the service was performed.
See Note 12, Segment Reporting, for additional information regarding revenue by reportable segment.
Revenue Recognition
Our service obligations of a long-term nature, e.g., certain collection service contracts and waste treatment and disposal contracts are satisfied over time, and we recognize revenue based on the value provided to the customer during the period. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of material collected, transported and disposed, and the nature of the material accepted. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

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
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of June 30, 2022 and December 31, 2021, we recognized $79.8 million and $80.6 million, respectively, of deferred contract costs and capitalized sales commissions. During the three and six months ended June 30, 2022, we amortized $3.5 million and $6.7 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.5 million and $3.0 million, respectively, of other deferred contract costs as a reduction of revenue. During the three and six months ended June 30, 2021, we amortized $3.2 million and $6.4 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.6 million and $3.1 million, respectively, of other deferred contract costs as a reduction of revenue.
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
The following table reflects the activity in our allowance for doubtful accounts for the six months ended June 30, 2022 and 2021:

	2022	2021
Balance at beginning of year	$38.5	$34.7
Additions charged to expense	17.2	11.4
Accounts written-off	(5.1)	(7.0)
Balance at end of period	$50.6	$39.1
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $14 million relating to our outstanding legal proceedings as of June 30, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred,

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $11 million higher than the amount recorded as of June 30, 2022.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$119.4	$29.0	$34.0	$38.2
Restricted cash and marketable securities	121.5	139.0	151.0	149.1
Less: restricted marketable securities	(57.2)	(62.4)	(73.0)	(73.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$183.7	$105.6	$112.0	$114.2
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
The following table summarizes our restricted cash and marketable securities:

	June 30, 2022	December 31, 2021
Financing proceeds	$2.0	$12.4
Capping, closure and post-closure obligations	38.3	42.4
Insurance	81.2	84.2
Total restricted cash and marketable securities	$121.5	$139.0
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
Recent Developments
In July 2022, we made an investment of approximately $90 million in a joint venture with a landfill gas to energy developer to construct 39 renewable natural gas projects across the United States. The agreement provides for additional contributions as certain project milestones are achieved over the next four to five years.
On May 2, 2022, we acquired all outstanding equity of US Ecology, Inc. (US Ecology) in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. This acquisition expands our existing environmental solutions footprint and adds a national platform to provide customers with environmental solutions from collection to disposal, including recycling, solid waste, special waste, hazardous waste, container rental and field services. We financed the transaction using the proceeds of a new $1.0 billion unsecured Term Loan Credit Agreement (Term Loan Facility) and borrowings under our existing $3.0 billion unsecured revolving credit facility. As of and for the three months ended June 30, 2022, the financial results of US Ecology are included within our Environmental Solutions operating segment.
Updated Full-Year 2022 Adjusted Earnings Per Share Guidance
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2022. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2022
Diluted earnings per share	$ 4.52 to 4.55
Restructuring charges	0.06
Withdrawal costs - multiemployer pension funds	0.01
US Ecology, Inc. acquisition integration and deal costs	0.18
Adjusted diluted earnings per share	$ 4.77 to 4.80

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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of June 30, 2022, we operated facilities in 43 states through 346 collection operations, 231 transfer stations, 207 active landfills, 72 recycling processing centers, 3 treatment, recovery and disposal facilities, 20 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. We are engaged in 74 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 127 closed landfills as of June 30, 2022.
Revenue for the six months ended June 30, 2022 increased by 18.0% to $6,383.7 million compared to $5,408.2 million for the same period in 2021. This change in revenue is due to increased volume of 3.0%, average yield of 4.6%, acquisitions, net of divestitures of 7.2%, recycling processing and commodity sales of 0.3%, fuel recovery fees of 2.4%, and increased environmental solutions revenue of 0.5%.
The following table summarizes our revenue, expenses and operating income for the three and six months ended June 30, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue	$3,413.6	100.0%	$2,812.3	100.0%	$6,383.7	100.0%	$5,408.2	100.0%
Expenses:
Cost of operations	2,064.4	60.5	1,650.2	58.7	3,828.1	60.0	3,184.0	58.9
Depreciation, amortization and depletion of property and equipment	311.5	9.1	285.2	10.1	601.1	9.4	550.1	10.2
Amortization of other intangible assets	13.9	0.4	10.1	0.4	23.9	0.4	20.1	0.4
Amortization of other assets	12.2	0.4	7.7	0.3	22.9	0.4	15.0	0.3
Accretion	22.4	0.7	20.7	0.7	44.1	0.7	41.1	0.8
Selling, general and administrative	391.5	11.5	315.8	11.2	699.3	11.0	581.2	10.7
Withdrawal costs - multiemployer pension funds	2.2	0.1	—	—	2.2	—	—	—
Loss (gain) on business divestitures and impairments, net	—	—	0.9	—	—	—	(0.2)	—
Restructuring charges	5.9	0.2	3.8	0.1	11.9	0.2	6.6	—
Operating income	$589.6	17.3%	$517.9	18.4%	$1,150.2	18.0%	$1,010.3	18.7%

Our pre-tax income was $478.1 million and $950.3 million for the three and six months ended June 30, 2022, respectively, compared to $427.4 million and $827.5 million for the same respective periods in 2021. Our net income attributable to Republic Services, Inc. was $371.9 million and $723.9 million for the three and six months ended June 30, 2022, or $1.17 and $2.28 per diluted share, respectively, compared to $331.1 million and $627.0 million, or 1.03 and $1.96 per diluted share, for the same periods in 2021, respectively.
During each of the three and six months ended June 30, 2022 and 2021, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
			Net	Diluted			Net	Diluted
	Pre-tax	Tax	Income -	Earnings	Pre-tax	Tax	Income -	Earnings
	Income	Impact(2)	Republic	per Share	Income	Impact(2)	Republic	per Share

As reported	$478.1	$106.3	$371.9	$1.17	$427.4	$95.4	$331.1	$1.03
Restructuring charges	5.9	1.5	4.4	0.01	3.8	1.0	2.8	0.01
Loss on business divestitures and impairments, net(1)	—	—	—	—	0.9	0.3	0.6	—
Withdrawal costs - multiemployer pension funds	2.2	0.7	1.5	0.01	—	—	—	—
Accelerated vesting of compensation expense for CEO transition	—	—	—	—	15.4	—	15.4	0.05
US Ecology, Inc. acquisition integration and deal costs	51.9	11.3	40.6	0.13	—	—	—	—
Total adjustments	60.0	13.5	46.5	0.15	20.1	1.3	18.8	0.06
As adjusted	$538.1	$119.8	$418.4	$1.32	$447.5	$96.7	$349.9	$1.09
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2021.
(2) The income tax effect related to our adjustments includes both current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
			Net	Diluted			Net	Diluted
	Pre-tax	Tax	Income -	Earnings	Pre-tax	Tax	Income -	Earnings
	Income	Impact(2)	Republic	per Share	Income	Impact(2)	Republic	per Share

As reported	$950.3	$226.6	$723.9	$2.28	$827.5	$199.1	$627.0	$1.96
Restructuring charges	11.9	3.1	8.8	0.03	6.6	1.7	4.9	0.01
Gain on business divestitures and impairments, net(1)	—	—	—	—	(0.2)	—	(0.2)	—
Withdrawal costs - multiemployer pension funds	2.2	0.7	1.5	0.01	—	—	—	—
Accelerated vesting of compensation expense for CEO transition	—	—	—	—	15.4	—	15.4	0.05
US Ecology, Inc. acquisition integration and deal costs	56.6	11.7	44.9	0.14	—	—	—	—
Total adjustments	70.7	15.5	55.2	0.18	21.8	1.7	20.1	0.06
As adjusted	$1,021.0	$242.1	$779.1	$2.46	$849.3	$200.8	$647.1	$2.02
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
Restructuring charges. During the three and six months ended June 30, 2022, we incurred restructuring charges of $5.9 million and $11.9 million, respectively, and during the three and six months ended June 30, 2021, we incurred restructuring charges of $3.8 million and $6.6 million respectively, related to the redesign of certain back-office software systems. During the six months ended June 30, 2022 and 2021, we paid $8.3 million and $8.6 million, respectively, related to these restructuring efforts.
During the remainder of 2022, we expect to incur additional restructuring charges of approximately $10 million, primarily related to the continued redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Loss (gain) on business divestitures and impairments, net. During the three and six months ended June 30, 2021, we recorded a net loss on business divestitures and impairments of $0.9 million and a net gain on business divestitures and impairment of $(0.2) million, respectively.
Withdrawal costs - multiemployer pension funds. During both the three and six months ended June 30, 2022, we recorded $2.2 million of withdrawal costs from a multiemployer pension plan.
Accelerated vesting of compensation expense for CEO transition. In June 2021, Donald W. Slager retired as Chief Executive Officer (CEO) of Republic Services, Inc. During the three and six months ended June 30, 2021, we recognized a charge of $15.4 million related to the accelerated vesting of his compensation awards that were previously scheduled to vest in 2022 and beyond.
US Ecology, Inc. acquisition integration and deal costs. During the three and six months ended June 30, 2022, we incurred $51.9 million and $56.6 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested awards at closing as well as severance and change-in-control payments. The acquisition closed on May 2, 2022.
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, transfer and disposal of solid waste, and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling processing centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions consists mainly of fees we charge for disposal of hazardous and non-hazardous solid and liquid material and in-plant services, such as transportation and logistics, including at our TSDFs, and onsite services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup, and emergency response at refineries, chemical, steel, and automotive plants, and other governmental, commercial, and industrial facilities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the three and six months ended June 30, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Collection:
Residential	$654.1	19.2%	$611.6	21.7%	$1,282.0	20.1%	$1,204.7	22.2%
Small-container	975.6	28.6	843.2	30.0	1,891.2	29.6	1,653.4	30.5
Large-container	687.4	20.1	594.6	21.1	1,308.5	20.5	1,129.0	20.9
Other	13.3	0.4	13.0	0.5	25.7	0.4	25.4	0.5
Total collection	2,330.4	68.3	2,062.4	73.3	4,507.4	70.6	4,012.5	74.1
Transfer	407.8		383.7		770.4		715.0
Less: intercompany	(215.9)		(208.1)		(413.7)		(393.2)
Transfer, net	191.9	5.6	175.6	6.2	356.7	5.6	321.8	6.0
Landfill	699.0		654.2		1,316.1		1,219.3
Less: intercompany	(292.9)		(283.2)		(560.5)		(532.5)
Landfill, net	406.1	11.9	371.0	13.2	755.6	11.8	686.8	12.7
Environmental solutions	308.0		37.6		416.9		76.6
Less: intercompany	(13.7)		(3.5)		(23.3)		(7.6)
Environmental solutions, net	294.3	8.6	34.1	1.2	393.6	6.2	69.0	1.3
Other:
Recycling processing and commodity sales	113.6	3.3	103.0	3.7	213.3	3.3	190.6	3.5
Other non-core	77.4	2.3	66.2	2.4	157.0	2.5	127.5	2.4
Total other	191.0	5.6	169.2	6.1	370.3	5.8	318.1	5.9
Total revenue	$3,413.6	100.0%	$2,812.3	100.0%	$6,383.7	100.0%	$5,408.2	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average yield	5.0%	2.6%	4.6%	2.5%
Fuel recovery fees	3.0	0.9	2.4	0.2
Total price	8.0	3.5	7.0	2.7
Volume	2.4	8.1	3.0	3.6
Change in workdays	—	—	—	(0.3)
Recycling processing and commodity sales	0.2	1.0	0.3	0.9
Environmental solutions	0.5	—	0.5	(0.4)
Total internal growth	11.1	12.6	10.8	6.5
Acquisitions / divestitures, net	10.3	2.0	7.2	1.5
Total	21.4%	14.6%	18.0%	8.0%

Core price	6.2%	5.2%	6.1%	4.7%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in average yield and core price as a percentage of related-business revenue, defined as total revenue excluding recycled commodities, fuel recovery fees and environmental solutions revenue, to determine the effectiveness of our pricing strategies. Average yield as a percentage of related-business revenue was 5.4% and 5.0% for the three and six months ended June 30, 2022, respectively, and 2.8% and 2.6% for the same respective periods in 2021. Core price as a percentage of related-business revenue was 6.7% and 6.6% for the three and six months ended June 30, 2022, respectively, and 5.5% and 5.1% for the same respective periods in 2021.

During the three and six months ended June 30, 2022, we experienced the following changes in our revenue as compared to the same respective periods in 2021:
•Average yield increased revenue by 5.0% and 4.6% during the three and six months ended June 30, 2022, respectively, due to price increases in all our collection and disposal lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 3.0% and 2.4% during the three and six months ended June 30, 2022, respectively, primarily due to an increase in fuel prices compared to the same periods in 2021.
•Volume increased revenue by 2.4% and 3.0% during the three and six months ended June 30, 2022, respectively, primarily due to volume growth in our landfill, small- and large-container collection, and transfer lines of business, partially offset by a decrease in volume in our residential line of business. The volume increase in our landfill line of business is primarily attributable to increased special waste, construction and demolition, and solid waste volumes.
•Recycling processing and commodity sales increased revenue by 0.2% and 0.3% during the three and six months ended June 30, 2022, respectively, primarily due to an increase in overall commodity prices as compared to the same periods in 2021. The average price for recycled commodities, excluding glass and organics, for the three and six months ended June 30, 2022 was $218 and $210 per ton, respectively, compared to $170 and $152 per ton for the same respective periods in 2021.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
•Environmental solutions revenue increased by 0.5% during both the three and six months ended June 30, 2022, primarily due to an increase in volumes, including those driven by an increase in rig counts and drilling activity.
•Acquisitions, net of divestitures, increased revenue by 10.3% and 7.2% during the three and six months ended June 30, 2022, respectively, reflecting the results of our continued growth strategy of acquiring solid waste, recycling, and environmental services companies, including US Ecology, that complement and expand our existing business platform.
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

The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Labor and related benefits	$677.3	19.8%	$571.5	20.3%	$1,286.1	20.2%	$1,127.2	20.8%
Transfer and disposal costs	253.3	7.4	220.0	7.8	466.3	7.3	412.4	7.6
Maintenance and repairs	302.7	8.9	259.7	9.2	571.5	9.0	497.0	9.2
Transportation and subcontract costs	266.0	7.8	190.5	6.8	479.4	7.5	359.3	6.6
Fuel	183.5	5.4	92.4	3.3	312.8	4.9	171.3	3.2
Disposal fees and taxes	89.2	2.6	87.6	3.1	168.6	2.6	165.4	3.1
Landfill operating costs	65.2	1.9	68.9	2.5	126.5	2.0	126.3	2.3
Risk management	78.6	2.3	52.7	1.9	147.1	2.3	112.0	2.1
Other	147.6	4.3	106.9	3.8	268.8	4.2	213.1	4.0
Subtotal	2,063.4	60.4	1,650.2	58.7	3,827.1	60.0	3,184.0	58.9
US Ecology, Inc. acquisition integration and deal costs	1.0	0.1	—	—	1.0	—	—	—
Total cost of operations	$2,064.4	60.5%	$1,650.2	58.7%	$3,828.1	60.0%	$3,184.0	58.9%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three and six months ended June 30, 2022 and 2021 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases along with additional headcount attributable to acquisition-related growth, an increase in service levels attributable to economic recovery from the COVID-19 pandemic, and acquisitions.
•Transfer and disposal costs increased in aggregate dollars as a result of higher collection volumes and an increase in third party disposal rates.
During both the three and six months ended June 30, 2022 and 2021, approximately 68% of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Maintenance and repairs expense increased in aggregate dollars due to increases in the price of replacement parts as well as an increase in service levels attributable to the economic recovery from the COVID-19 pandemic.
•Transportation and subcontract costs increased during the three and six months ended June 30, 2022 primarily due to increases in volume, acquisition-related activity, and an increase in subcontract work attributable to a corresponding increase in non-core revenues as compared to the same period in 2021.
•Our fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three and six months ended June 30, 2022 was $5.49 and $4.87, respectively, as compared to $3.21 and $3.06, respectively, for the same respective periods in 2021.
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
•Landfill operating costs decreased in aggregate dollars and as a percentage of revenue during the three months ended June 30, 2022, and remained flat in aggregate dollars and decreased as a percentage of revenue during the six months ended June 30, 2022, primarily due to certain favorable remediation reimbursements in the quarter. This favorability was partially offset by increased leachate treatment, transportation and disposal costs due in part to increased rainfall in select geographic regions, as well as landfill gas and other maintenance costs.
•Risk management expenses increased during the three and six months ended June 30, 2022 primarily due to unfavorable actuarial developments in our auto liability program.
•During both the three and six months ended June 30, 2022, we incurred $1.0 million of acquisition integration and deal costs in connection with the acquisition of US Ecology. The acquisition closed on May 2, 2022.

•Other costs of operations increased during the three and six months ended June 30, 2022 due to increased occupancy and facility related expenses as well as higher third-party truck and equipment rentals supporting higher volumes.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and six months ended June 30, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Depreciation and amortization of property and equipment	$197.0	5.8%	$180.9	6.4%	$389.6	6.1%	$359.1	6.6%
Landfill depletion and amortization	114.5	3.3	104.3	3.7	211.5	3.3	191.0	3.6
Depreciation, amortization and depletion expense	$311.5	9.1%	$285.2	10.1%	$601.1	9.4%	$550.1	10.2%

Depreciation and amortization of property and equipment increased for the three and six months ended June 30, 2022 primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased due to higher landfill disposal volumes primarily driven by special waste, construction and demolition, and solid waste volumes coupled with an increase in our overall average depletion rate. These increases were partially offset by an unfavorable amortization adjustment related to the asset retirement obligation at one of our closed landfills during the three and six months ended June 30, 2021, which did not recur in 2022.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $13.9 million and $23.9 million, or 0.4% of revenue, for the three and six months ended June 30, 2022 , respectively, compared to $7.7 million and $15.0 million, or 0.3% of revenue, for the same respective periods in 2021. Amortization expense increased due to assets added through acquisitions.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $12.2 million and $22.9 million, or 0.4% of revenue, for the three and six months ended June 30, 2022, respectively, compared to $10.1 million and $20.1 million, or 0.4% of revenue, for the same respective periods in 2021.
Accretion Expense
Accretion expense was $22.4 million and $44.1 million, or 0.7% of revenue, for the three and six months ended June 30, 2022, respectively, compared to $20.7 million and $41.1 million, or 0.7% of revenue, for the same respective periods in 2021. Accretion expense has remained relatively unchanged as our asset retirement obligations have remained relatively consistent period over period.
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

The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Salaries and related benefits	$232.1	6.8%	$222.5	7.9%	$444.9	7.0%	$416.8	7.7%
Provision for doubtful accounts	10.5	0.3	7.2	0.3	17.2	0.3	11.4	0.2
Other	98.0	2.9	70.7	2.5	181.6	2.8	137.6	2.5
Subtotal	340.6	10.0	300.4	10.7	643.7	10.1	565.8	10.4
Accelerated vesting of compensation expense for CEO transition	—	—	15.4	0.5	—	—	15.4	0.3
US Ecology, Inc. acquisition integration and deal costs	50.9	1.5	—	—	55.6	0.9	—	—
Total selling, general and administrative expenses	$391.5	11.5%	$315.8	11.2%	$699.3	11.0%	$581.2	10.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2022 and 2021 are summarized below:
•Salaries and related benefits increased in aggregate dollars primarily due to higher wages, benefits, and other payroll related items resulting from annual merit increases, as well as additional salaries and related benefits from acquisitions.
•Other selling, general and administrative expenses increased for the three and six months ended June 30, 2022, primarily due to an increase in advertising and travel costs.
•In June 2021, Donald W. Slager retired as CEO of Republic Services, Inc. During the three and six months ended June 30, 2021, we recognized a charge of $15.4 million related to the accelerated vesting of his compensation awards that were previously scheduled to vest in 2022 and beyond.
•During the three and six months ended June 30, 2022, we incurred $50.9 million and $55.6 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested awards at closing as well as severance and change-in-control payments. The acquisition closed on May 2, 2022.
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
During the three and six months ended June 30, 2021, we recorded a net loss on business divestitures and impairments of $0.9 million and net gain on business divestitures and impairments of $0.2 million, respectively.
Restructuring Charges
During the three and six months ended June 30, 2022, we incurred restructuring charges of $5.9 million and $11.9 million, respectively, and during the three and six months ended June 30, 2021, we incurred restructuring charges of $3.8 million and $6.6 million , respectively, related to the redesign of certain back-office software systems and certain facility lease exit and impairment charges. During the six months ended June 30, 2022 and 2021, we paid $8.3 million and $8.6 million, respectively, related to the restructuring efforts. During the remainder of 2022, we expect to incur additional restructuring charges of approximately $10 million primarily related to the continuing redesign of certain of our back-office software systems.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense on debt	$75.2	$61.1	$140.6	$124.0
Non-cash interest	19.4	18.3	38.1	34.2
Less: capitalized interest	(0.6)	(1.0)	(1.2)	(1.5)
Total interest expense	$94.0	$78.4	$177.5	$156.7
Total interest expense for the three and six months ended June 30, 2022 increased primarily due to additional outstanding debt to fund the purchase of US Ecology and higher interest rates on our floating rate debt.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $130.6 million and $116.6 million for the six months ended June 30, 2022 and 2021, respectively.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2022 was 22.2% and 23.8%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2021 was 22.4% and 24.1%, respectively. Our effective tax rate for the three months ended June 30, 2021 reflects benefits from investments in solar energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code.
Net cash paid for income taxes was $78.9 million and $54.3 million for the six months ended June 30, 2022 and 2021, respectively.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Reportable Segments
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, which are our operating segments, referred to as Group 1, Group 2, and Environmental Solutions. Group 1 primarily consists of geographic areas located in the western United States, and Group 2 primarily consists of geographic areas located in the southeastern and mid-western United States, and the eastern seaboard of the United States. Our Environmental Solutions operating segment, which provides environmental solutions for daily operations of industrial, petrochemical and refining facilities, as well as waste treatment and disposal, specialty onsite services and emergency response services and waste transportation and logistics services, is aggregated for reporting purposes with Corporate entities and other as it only represents approximately 6.2% of our consolidated revenue for the six months ended June 30, 2022. Our Environmental Solutions operating segment includes the financial results of US Ecology following its acquisition on May 2, 2022. Each of our operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal.

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2022 and 2021 (in millions of dollars and as a percentage of revenue in the case of operating margin) follows:

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Three Months Ended June 30, 2022
Group 1	$1,548.4	$147.4	$(1.5)	$145.9	$—	$415.1	26.8%
Group 2	1,526.9	148.7	—	148.7	—	328.4	21.5%
Corporate entities and other	338.3	65.4	—	65.4	—	(153.9)	—
Total	$3,413.6	$361.5	$(1.5)	$360.0	$—	$589.6	17.3%

Three Months Ended June 30, 2021
Group 1	$1,393.3	$139.1	$(0.4)	$138.7	$—	$379.8	27.3%
Group 2	1,341.9	138.2	(0.2)	138.0	—	283.6	21.1%
Corporate entities and other	77.1	38.9	8.1	47.0	0.9	(145.5)	—
Total	$2,812.3	$316.2	$7.5	$323.7	$0.9	$517.9	18.4%

	Net Revenue	Depreciation, Amortization, Depletion and Accretion Before Adjustments for Asset Retirement Obligations	Adjustments to Amortization Expense for Asset Retirement Obligations	Depreciation, Amortization, Depletion and Accretion	Gain on Business Divestitures and Impairments, Net	Operating Income (Loss)	Operating Margin

Six Months Ended June 30, 2022
Group 1	$2,988.8	$291.1	$(1.5)	$289.6	$—	$787.9	26.4%
Group 2	2,908.1	290.5	0.3	290.9	—	647.8	22.3%
Corporate entities and other	486.8	111.3	0.2	111.5	—	(285.5)	—
Total	$6,383.7	$692.9	$(1.0)	$692.0	$—	$1,150.2	18.0%

Six Months Ended June 30, 2021
Group 1	$2,691.9	$272.3	$(1.5)	$270.8	$—	$731.3	27.2%
Group 2	2,563.9	266.4	0.4	266.8	—	545.4	21.3%
Corporate entities and other	152.4	76.4	12.3	88.7	(0.2)	(266.4)	—
Total	$5,408.2	$615.1	$11.2	$626.3	$(0.2)	$1,010.3	18.7%

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
Significant changes in the revenue and operating margins of our reportable segments comparing the three and six months ended June 30, 2022 and 2021 are discussed below.

Group 1
Revenue for the three and six months ended June 30, 2022 increased 11.1% and 11.0%, respectively, due to an increase in both average yield and volume in all lines of business. Revenue also increased due to acquisition-related growth.
Operating income in Group 1 increased from $379.8 million for the three months ended June 30, 2021, or a 27.3% operating income margin, to $415.1 million for the three months ended June 30, 2022, or a 26.8% operating income margin. Operating income in Group 1 increased from $731.3 million for the six months ended June 30, 2021, or a 27.2% operating income margin, to $787.9 million for the six months ended June 30, 2022, or a 26.4% operating income margin. Operating income margin for the three and six months ended June 30, 2022 was primarily unfavorably impacted by an increase in vehicle and equipment rental fees, transportation and subcontract costs driven by increases in volume, as well as higher disposal costs due to an increase in third party disposal rates and higher transportation and subcontract costs driven by the increase in volume. The unfavorable impact was partially offset by the increase in revenue attributable to the economic recovery from the COVID-19 pandemic.
Group 2
Revenue for the three and six months ended June 30, 2022 increased 13.8% and 13.4%, respectively, due to an increase in average yield in all lines of business. Additionally, volume increased in our landfill, transfer station, and small- and large-container collection lines of business. These increases were partially offset by volume declines in our residential line of business. The increase in landfill volume was attributable to an increase in construction and demolition and special waste volumes. Revenue also increased due to acquisition-related growth.
Operating income in Group 2 increased from $283.6 million for the three months ended June 30, 2021, or a 21.1% operating income margin, to $328.4 million for the three months ended June 30, 2022, or a 21.5% operating income margin. Operating income in Group 2 increased from $545.4 million for the six months ended June 30, 2021, or a 21.3% operating income margin, to $647.8 million for the six months ended June 30, 2022, or a 22.3% operating income margin
Operating income margin for the three and six months ended June 30, 2022 was favorably impacted by the increase in revenue attributable to the economic recovery from the COVID-19 pandemic coupled with the effective management of certain operating costs, primarily labor and related benefits, disposal costs, and maintenance and repairs. The favorable impact was partially offset by an increase in vehicle and equipment rental fees and transportation and subcontract costs driven by increases in volume.
Corporate Entities and Other
Operating loss in our Corporate entities and other segment increased from $145.5 million for the three months ended June 30, 2021 to $153.9 million for the three months ended June 30, 2022. Operating loss in our Corporate entities and other segment increased from $266.4 million for the six months ended June 30, 2021 to $285.5 million for the six months ended June 30, 2022. The change in the operating loss for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to an increase in acquisition deal and integration costs as well as restructuring costs, offset by the operating income from US Ecology. During the three and six months ended June 30, 2022, we incurred $51.9 million and $56.6 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology, which closed on May 2, 2022.

Landfill and Environmental Matters
Available Airspace
As of June 30, 2022, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2021	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2022
Cubic yards (in millions):
Permitted airspace	4,826.7	—	76.4	3.6	(41.2)	—	4,865.5
Probable expansion airspace	186	7.2	—	(3.7)	—	0.6	190.1
Total cubic yards (in millions)	5,012.7	7.2	76.4	(0.1)	(41.2)	0.6	5,055.6
Number of sites:
Permitted airspace	198	—	10	(1)			207
Probable expansion airspace	11	1	—	(1)			11
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
As of June 30, 2022, 11 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these landfills have an estimated remaining average site life of 32 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 58 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2022:

	Gross Property and Equipment
	Balance as of December 31, 2021	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of June 30, 2022
Land	$694.9	$0.1	$(1.5)	$60.2	$—	$—	$1.0	$754.7
Landfill development costs	8,539.6	5.0	—	518.9	27.9	7.9	94.4	9,193.7
Vehicles and equipment	8,576.9	273.7	(135.1)	402.8	—	—	16.2	9,134.5
Buildings and improvements	1,508.4	4.0	(1.6)	194.4	—	—	3.7	1,708.9
Construction-in-progress - landfill	279.3	136.0	—	65.7	—	—	(93.7)	387.3
Construction-in-progress - other	182.9	87.9	—	—	—	—	(52.5)	218.3
Total	$19,782.0	$506.7	$(138.2)	$1,242.0	$27.9	$7.9	$(30.9)	$21,397.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2021	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of June 30, 2022
Landfill development costs	$(4,625.6)	$(212.5)	$—	$(1.6)	$1.0	$0.1	$(4,838.6)
Vehicles and equipment	(5,231.6)	(355.7)	132.9	—	—	12.6	(5,441.8)
Buildings and improvements	(692.7)	(36.3)	1.6	—	—	6.2	(721.2)
Total	$(10,549.9)	$(604.5)	$134.5	$(1.6)	$1.0	$18.9	$(11,001.6)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$119.4	$29.0
Restricted cash and marketable securities	121.5	139.0
Less: restricted marketable securities	(57.2)	(62.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$183.7	$105.6
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
The following table summarizes our restricted cash and marketable securities:

	June 30, 2022	December 31, 2021
Financing proceeds	$2.0	$12.4
Capping, closure and post-closure obligations	38.3	42.4
Insurance	81.2	84.2
Total restricted cash and marketable securities	$121.5	$139.0

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
On May 2, 2022, we acquired all outstanding equity of US Ecology in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We financed the transaction using the proceeds of a $1.0 billion unsecured Term Loan Facility and borrowings under our existing $3.0 billion unsecured revolving credit facility.
We expect to invest at least $500 million in additional acquisitions in 2022.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time. As of June 30, 2022, we had $500.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 1.845% and weighted average maturity of 24 days. We maintain capacity under the Credit Facility to support our commercial paper program in the event of a default. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of June 30, 2022.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash Provided by Operating Activities	$1,563.5	$1,482.8
Cash Used in Investing Activities	$(3,283.9)	$(1,133.1)
Cash Provided by (Used in) Financing Activities	$1,798.7	$(351.9)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund capital expenditures and leases, acquisitions, dividend payments, share repurchases, repayments to service debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2022 and 2021 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $2.0 million during the six months ended June 30, 2022, compared to an increase of $69.2 million during the same period in 2021, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $150.4 million during the six months ended June 30, 2022 due to the timing of billings net of collections, compared to a $68.1 million increase in the same period in 2021. As of June 30, 2022, our days sales outstanding were 37.8, or 27.1 days net of deferred revenue, compared to 37.0, or 25.2 days net of deferred revenue, as of June 30, 2021.

•Our prepaid expenses and other assets decreased $72.6 million during the six months ended June 30, 2022, compared to a $88.8 million decrease in the same period in 2021, primarily due to a decrease of prepaid taxes due to the timing of our estimated tax payments. Cash paid for incomes taxes was $78.9 million and $54.3 million for the six months ended June 30, 2022 and 2021, respectively.
•Our accounts payable increased $167.1 million during the six months ended June 30, 2022, compared to a $54.4 million increase in the same period in 2021, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $18.0 million during the six months ended June 30, 2022, compared to $26.8 million in the same period in 2021. The increase in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $0.6 million lower during the six months ended June 30, 2022, compared to the same period in 2021.
•Our other liabilities decreased $52.2 million during the six months ended June 30, 2022, compared to a $42.6 million increase in the same period in 2021, primarily due to the payment of incentive compensation accruals.
In addition, cash paid for interest, excluding net swap settlements for our fixed-to-floating interest rate swaps, was $130.6 million and $116.6 million for the six months ended June 30, 2022 and 2021, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2022 and 2021 are summarized below:
•Capital expenditures during the six months ended June 30, 2022 were $647.3 million, compared with $608.6 million for the same period in 2021.
•During the six months ended June 30, 2022 and 2021, we paid $2,655.0 million and $576.6 million, respectively, for acquisitions and investments. During the six months ended June 30, 2022, we did not have any business divestitures. During the six months ended June 30, 2021, we received $45.9 million for business divestitures.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash, and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows Provided By (Used in) Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2022 and 2021 are summarized below:
•Net proceeds from notes payable and long-term debt and senior notes were $2,311.7 million during the six months ended June 30, 2022, compared to net payments of $18.2 million in the same period in 2021.
•During the six months ended June 30, 2022, we repurchased 1.6 million shares of our stock for $203.5 million compared to repurchases of 0.4 million shares for $40.1 million during the same period in 2021.
•Dividends paid were $291.2 million and $271.1 million during the six months ended June 30, 2022 and 2021, respectively.
•During the six months ended June 30, 2022 and 2021, cash paid for purchase price holdback releases and contingent purchase price related to acquisitions was $2.9 million and $11.8 million, respectively.

Financial Condition
Debt Obligations
As of June 30, 2022, we had $313.8 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of June 30, 2022, we had availability under our $3.0 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. We also maintain availability under the Credit Facility to support our commercial paper program in the event of default. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of June 30, 2022.
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
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,435.0 million and $2,633.8 million as of June 30, 2022 and December 31, 2021, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
We had $714.4 million and $24.3 million in borrowings outstanding under our Credit Facility as of June 30, 2022 and December 31, 2021, respectively. We had $350.6 million and $341.9 million of letters of credit outstanding under our Credit Facility as of June 30, 2022 and December 31, 2021, respectively.
On May 2, 2022, we acquired all outstanding equity of US Ecology in a transaction valued at $2.2 billion, using $1.0 billion of proceeds from the Term Loan Facility and borrowings under the Credit Facility. As of May 2, 2022, we had $1,200.0 million outstanding and $338.9 million of letters of credit outstanding under our Credit Facility following our acquisition of US Ecology. Availability under our Credit Facility totaled $1,461.1 million as of May 2, 2022.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility (the Replaced Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2022 and December 31, 2021, we had $137.5 million and no amounts outstanding under our Uncommitted Credit Facility and Replaced Uncommitted Credit Facility, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of June 30, 2022, our total debt to EBITDA ratio was 3.34 compared to the 3.75 maximum allowed by the covenants. As of June 30, 2022, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2022.
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
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion unsecured Term Loan Facility, which will mature on April 29, 2025, and bears interest at a base rate or a forward-looking secured overnight financing rate, plus an applicable margin based on our debt ratings. On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility. We had $1.0 billion in borrowings outstanding under the Term Loan Facility as of June 30, 2022.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time. As of June 30, 2022, we had $500.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 1.845% and weighted average maturity of 24 days. We maintain capacity under the Credit Facility to support our commercial paper program in the event of a default. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of June 30, 2022.
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

Tax-Exempt Financings
As of June 30, 2022 and December 31, 2021 we had $1,181.8 million and $1,181.5 million of certain variable rate tax-exempt financings outstanding respectively, with maturities ranging from 2023 to 2051. During 2021, we issued $205.0 million of tax exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $27.7 million and $17.2 million was incurred and reimbursed to us as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, we had $121.5 million and $139.0 million, respectively, of restricted cash and marketable securities, of which $2.0 million and $12.4 million, respectively, represented proceeds from the issuance of the tax-exempt bonds.
Finance Leases
We had finance lease liabilities of $269.3 million and $249.4 million as of June 30, 2022 and December 31, 2021, respectively, with maturities ranging from 2022 to 2063.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of June 30, 2022, our credit ratings were BBB+, Baa2 and BBB by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of June 30, 2022, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $312.8 million during the six months ended June 30, 2022, or 4.9% of revenue, compared to $171.3 million, or 3.2% of revenue, during the comparable period in 2021.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling processing centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of June 30, 2022, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
Revenue from recycling processing and commodity sales during the six months ended June 30, 2022 and 2021 was $213.3 million and $190.6 million, respectively.
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
As of June 30, 2022, we had $3,541.0 million of floating rate debt and $300.0 million of floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $38 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In August 2021, we acquired all of the issued and outstanding shares of ACV Enviro Corporation. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of June 30, 2022 did not include an assessment of internal control over financial reporting as it relates to this acquisition. We will continue the process of implementing internal controls over financial reporting for this acquired business. As of June 30, 2022, this business contributed less than 2% of revenue to our unaudited consolidated financial statements for the three and six months ended June 30, 2022.
In May 2022, we acquired all of the issued and outstanding equity of US Ecology. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of June 30, 2022 did not include an assessment of internal control over financial reporting as it relates to this acquisition. We will continue the process of implementing internal controls over financial reporting for this acquired business. As of June 30, 2022, this business contributed approximately 5% and 3% of revenue to our unaudited consolidated financial statements for the three and six months ended June 30, 2022, respectively.
In the second quarter of 2022, we implemented a new finance enterprise resource planning system, including a new general ledger accounting system. The new system was implemented after a multi-year process to design and configure our accounting and financial reporting processes within the new system. Our implementation of the new system was tested and reviewed by management. Management, together with our Chief Executive Officer and Chief Financial Officer, has determined that the changes in our internal controls over financial reporting during the three months ended June 30, 2022 have not been material.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $14 million relating to our outstanding legal proceedings as of June 30, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $11 million higher than the amount recorded as of June 30, 2022.
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
ITEM 1A.    RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2022:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
April 1 - 30	—	$—	—	$1,544,347,714
May 1 - 31	—	$—	—	$1,544,347,714
June 1 - 30	—	$—	—	$1,544,347,714
	—		—
a.In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2022, no repurchased shares were pending settlement.
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

REPUBLIC SERVICES, INC.

Date:	August 4, 2022	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2022	By:	/s/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)