Form 10-K
period 2022-12-31
REPUBLIC SERVICES, INC.
filed 2023-02-23
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2022, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $41.3 billion.
As of February 7, 2023, the registrant had outstanding 316,038,833 shares of Common Stock (excluding treasury shares of 4,244,307).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I
ITEM 1. BUSINESS
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. We operate across the United States and Canada through 353 collection operations, 233 transfer stations, 71 recycling centers, 206 active landfills, 3 treatment, recovery and disposal facilities, 20 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. We are engaged in 73 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 128 closed landfills.
We believe the total addressable North American environmental services market in which we operate generates approximately $107 billion of annual revenue, which includes the $78 billion United States and Canada recycling and solid waste industry and $29 billion of the broader environmental solutions industry. Within our recycling and solid waste business, we prioritize investments in market verticals with above average growth rates and higher return profiles. Environmental solutions remains fragmented which provides consolidation opportunities to drive scale. We believe we will be able to further expand our addressable market into other segments of the environmental services industry over time by leveraging our differentiated capabilities, including (1) customer zeal, (2) digital and (3) sustainability.
We operate throughout North America, but the physical collection and recycling or disposal of material is very much a local business and the dynamics and opportunities differ in each of the markets we serve. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the Company while maintaining day-to-day operating decisions at the local level, closest to the customer.
Our purpose-driven vision is to partner with customers to create a more sustainable world. We believe that our products and services are valuable to our customers and essential for long-term sustainability.
We further believe our focus and commitment to sustainability allows us to attract and retain the best talent, win more customers, increase customer loyalty and, ultimately, drive higher revenue and profits.
Foundational Elements
Our strategy is designed to generate profitable growth by sustainably managing our customers’ needs, and it is underpinned by three foundational elements – (1) our market position, (2) our operating model and (3) our people and talent agenda.
Market Position
Our goal is to develop the best vertically integrated market position to enable us to build density and improve returns. We strive to have leading market position in each of the markets we serve, or have a clear path toward how we will achieve a leading market position over time. In situations where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets.
We have a robust market planning process to identify opportunities to grow internally through capital investments and infrastructure development and externally through acquisitions and public-private partnerships. Additionally, our market planning process allows us to analyze market conditions and proactively adjust to trends as they emerge, including the effects of legislation, demographic shifts and changes in the market and the competitive landscape.
Internal Growth
•Volume Growth - We believe volumes are driven by population growth, household formation and new business formation. Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We seek to obtain long-term contracts for collecting recyclable, solid waste and industrial waste material under residential collection contracts with municipalities, exclusive franchise agreements, small-container and large-container contracts and environmental solutions service contracts. We also look to enter into long-term disposal and recycling contracts with municipalities and other third parties. By obtaining such long-term agreements, we can grow our contracted revenue base at a rate consistent with the underlying economic growth in these markets. In addition, by securing long-term agreements, we are better able to help ensure we earn an appropriate return on the capital deployed.

•Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in vehicles, equipment, landfills, transfer stations, recycling centers and other post-collection infrastructure.
•Expansion of Recycling Capabilities - Based on the most recent United States Environmental Protection Agency (EPA) data, approximately 32% of municipal solid waste is recycled and/or composted. We expect that percentage to increase over the long-term as communities enhance and expand their recycling programs for their residents. As a key player in the circular economy, we are strategically focused on expanding recycling volume through innovative material handling processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an appropriate return. In 2022, we announced the development of our first Polymer Center, a vertical integration that will advance circularity for plastics and help us manage the plastics stream from curbside collection to delivery of recycled content for consumer packaging. The Polymer Center will enable us to produce food-grade drop-in substitutes for virgin plastics, while allowing us to expand recycling of plastics across North America. We will continue to look for opportunities to expand or enhance our recycling capabilities in markets where customers are demanding these services, demonstrating a willingness to pay and where we can earn an appropriate return on our investment.
•Infrastructure Development - We seek to identify opportunities to further our position as a vertically integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, transfer stations, landfills and recycling centers. Where appropriate, we seek to obtain permits to build transfer stations, recycling centers and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Additionally, we seek opportunities to expand and permit new airspace at our existing landfills in order to replace airspace consumed. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available. Through landfill and fleet innovation, recycling and circularity of key materials and renewable energy production, we are committed to environmentally responsible operations that increase our efficiency as well as our ability to partner with customers to create a more sustainable world.
External Growth
•Acquisitions and Public-Private Partnerships - Our acquisition growth strategy focuses primarily on acquiring privately held recycling and solid waste companies and environmental solutions businesses that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately-held companies, including increasing competition in the environmental services industry, increasing capital requirements due to changes in regulatory requirements and technology and the limited number of exit strategies for privately-held companies. We also evaluate stand-alone opportunities to acquire businesses and/or facilities that are being divested by other publicly-owned companies.
We continue to invest in value-enhancing acquisitions in existing markets. Given our free cash flow, availability under our credit facilities and our ability to access the public capital markets, we have the financial flexibility to make additional acquisitions that will complement our existing business platform, including larger acquisitions if the right opportunities present themselves. For instance, during the second quarter of 2022, we acquired US Ecology, Inc. (US Ecology), a leading provider of environmental solutions, offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste.
We also focus on growth through public-private partnerships, which include the recycling and waste operations and facilities of municipal and other local governments. We believe over time we have an opportunity to acquire operations and facilities from municipalities and other local governments as they seek to raise capital and/or reduce risk.
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
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and solid waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and solid waste business operating primarily in geographic areas located in the southeastern and mid-western United States and the eastern seaboard of the United States. Group 3 is our environmental solutions business operating in geographic areas located across the United States and Canada. These groups each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal.
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. We have a dedicated team of safety professionals at our corporate headquarters and in our field operations, led by our Vice President of Safety who reports directly to our Chief Operating Officer. Due to the nature of our industry, we make safety a top priority and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 35% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees use, there are constant reminders for employees to go home in the same condition in which they came to work. Our goal is to ensure every one of our employees returns home safely each night.
Through our Safety Amplified program, we are providing more tools and driving greater awareness to help our teams better execute our safety standards. Regular training, multifaceted programs and strategic partnerships are key components to this program. It is simple by design and comprised of actions and activities that ensure safety is embedded in all we do. The program includes six initiatives to help us achieve our goal to have zero employee fatalities and reduce our OSHA Total Recordable Incident Rate.
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
•Innovate Together: We employ the latest technologies in our fleet, including automation, rear cameras, in-cab backup alarms and event recording systems, and we take a data-driven approach to support our employees. We’re also working with equipment manufacturers to incorporate safety elements such as seat belt alarms, blind spot awareness, lane departure alarms and other potentially lifesaving equipment in our fleet.

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
Fleet Automation
Approximately 76% of our residential routes have been converted to automated single-driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity, decrease emissions and create a safer work environment for our employees. Additionally, communities using automated vehicles generally have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Compressed Natural Gas (CNG) Vehicles
Approximately 20% of our recycling and solid waste collection fleet operates on CNG and approximately 17% of our replacement recycling and solid waste vehicle purchases during 2022 were CNG vehicles. We believe using CNG vehicles provides us with a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG vehicles reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2022, we operated 45 CNG fueling stations.
Fleet Electrification
We believe we are taking a leadership position in electric technology innovation for our recycling and solid waste collection fleet. This is a critical step toward reducing our environmental impact through lower fleet emissions. We believe it will also improve our total cost of ownership while providing a competitive advantage in certain communities. We are partnering with multiple manufacturers to pilot electric-powered recycling and solid waste trucks. As electric vehicle technology continues to develop, we expect to further deploy electrification to our fleet.
Standardized Maintenance
Based on an industry trade publication, we operate the fifth largest vocational fleet in the United States. As of December 31, 2022, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,200	7.6
Small-container	5,100	7.0
Large-container	4,600	9.2
Total	16,900	7.9
OneFleet, our standardized vehicle maintenance program, enables us to use best practices for fleet management, truck care and maintenance. Through standardization of core functions, we believe we can minimize variability in our maintenance processes, resulting in higher vehicle quality and a lower environmental footprint while extending the average service life of our fleet. Additionally, our focus on preventative maintenance is improving the reliability of our fleet and enabling us to provide superior service to our customers, differentiating us from our competition.
People and Talent Agenda
Being human-centered is at the core of our robust people and talent agenda. We strive to maintain an environment that attracts and retains the best talent. Our approximately 40,000 full-time employees are a critical component in successfully executing our strategy and running our operations. We work hard to remain a company where the best people, with exceptional talents and diverse backgrounds, can thrive and foster a culture of caring where people feel respected, supported and encouraged to bring their best selves to work every day.

We are dedicated to driving our people and talent agenda, which includes (1) representing the diversity of the communities we serve and sustaining a safe and inclusive culture, (2) maintaining a highly engaged workforce, (3) developing our talent through learning and development experiences and (4) offering rewards that attract and retain the best workforce. We review key progress metrics such as representation, engagement and turnover and regularly report on these metrics to our Board of Directors. This level of reporting holds all of our leaders accountable for the continued growth and development of our people.
Inclusion and Diversity
We believe the composite strength of our employees’ ideas, built on their unique experiences and backgrounds, is essential to our ability to meet and anticipate our customers’ needs. We are proud of the diversity of our front-line workforce, as it closely represents the demographics of the communities we serve. We are relentless in our focus to improve representation of diverse groups across all levels of the Company. Our commitment to inclusion and diversity starts at the top of our organization, as outlined in our Mission of Supporting an Inclusive Culture (MOSAIC), established in 2013 and supported by the MOSAIC Council. The MOSAIC Council consists of leaders from across the Company who serve as ambassadors and thought partners for inclusion and diversity. This enables us to continue to develop new strategies and activities that are tied to the needs of our employees, customers and business with the goal of creating an even more inclusive work environment and diverse workforce.
We support inclusion and connectivity for our diverse populations through our Business Resource Groups (BRG) and focus on the involvement of our field locations in all of our BRGs, including Women of Republic, VALOR (Veterans, Advocacy, Learning, Outreach and Recruiting), UNIDOS and the Black Employee Network (BEN). In January 2023, we also launched a new LGBTQ+ BRG.
In 2022, we continued our focus on providing programs and virtual events to advance awareness, education and connectivity across our workforce. Our well-attended “Let’s Talk” series aimed at furthering our employees' understanding and empathy related to the topic of inclusion and diversity. In conjunction with this series, we have held multiple "Let's Connect" sessions, providing an opportunity for employees across an array of intersectionalities to share their unique experiences and perspectives directly with our CEO. We will continue to offer opportunities to help our employees conduct courageous and authentic conversations with one another. We are committed to maintaining a work environment where people of all backgrounds feel valued and safe to share their perspectives.
Employee Engagement
We believe an engaged workforce is a key element of our success as engaged employees deliver better customer service and are more productive. We measure employee engagement through a third-party survey, assessing employee sentiment on a variety of topics such as pride for the Company, job satisfaction and intention to stay. Our data reinforces that business units with a highly engaged workforce experience less turnover. We also found that employees whose leaders are highly inclusive are more likely to speak up and share their perspective. Regularly hearing from our employees allows us to understand how to support and strengthen an exceptional employee experience. Our goal is to achieve and maintain employee engagement scores at or above 88 by 2030. Our employee engagement score was 85 in 2022, which is above national benchmarks by five points. Approximately 97% of our employees participated in the engagement survey process in April and October 2022, which represented an all-time high participation rate and is more than 20% higher than the national benchmark. Employee engagement is a core part of our business strategy, which is why we compensate our General Managers, in part, on their employee engagement scores. This reinforces our commitment for leaders to listen and take action on employee feedback and helps to ensure that our leaders are held accountable and rewarded for their efforts to drive a more engaged workforce.
Talent Development
We are committed to providing our employees with opportunities to develop throughout their careers. Our programs, including new hire onboarding and new leader assimilation, reinforce our Company values, expectations and business approach. We relaunched our successful Leadership Fundamentals program in 2022, targeting field leaders. With a goal of reaching all leaders through this program, approximately 650 leaders completed this training in 2022, with approximately 2,150 more slated in 2023. Targeted development experiences support the growth of people in key roles, including Driver Training, Technician Training, Supervisor Training, Sales Acceleration and General Manager Onboarding, among others. We believe these programs provide the fundamental skills necessary to be successful across roles. Additionally, to meet the specific needs of the business, we opened a comprehensive Technical Training Institute in April 2021 where we train and develop our technicians. We have had 98 participants in the course so far.
Our leadership programs are a critical part of growing our people. We remain focused on attracting, hiring and developing early career leaders. Our rotational training and development programs, including our General Manager Acceleration Program (GMAP) and Leadership Trainee Program, help us attract, develop and advance a diverse and talented pool of individuals from across our organization. Our Executive Leadership team sponsors these programs, providing visibility and support for the career advancement of our high-potential talent across the organization. Since the beginning of these programs in 2017, 78 leaders have graduated into leadership positions. Additionally, our MBA intern program, with 24 participants since 2019, introduces strong talent to the organization and is a path of opportunity into the GMAP program. We have found that these programs and experiences help ensure that the next generation of leaders build the necessary skills and experiences to be successful in their roles today and in the future.
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
Compensation and Benefits
We offer compensation and benefits that help improve our employees' overall financial, physical and emotional wellbeing, as well as recognize hard work with opportunities to grow. Our commitment to paying market competitive wages enables us to attract and hire talent all across the country, including an expansion of many opportunities to work remotely. Our approach to paying for performance supports our focus on pay equity. Our compensation packages are designed to provide employees with a stable and livable wage and growth potential. Our focus on wellness also provides our employees with access to preventative care, advice on financial planning and support for mental health, contributing to our efforts to provide a total rewards package that improves and enhances the lives of our employees
Differentiating Capabilities
To effectively execute our strategic plan, we prioritize the development and investment in capabilities that will differentiate us in the marketplace. These capabilities include – (1) customer zeal, (2) digital and (3) sustainability.
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
•PBS enables us to identify and segment customers’ buying priorities and attract customers that are willing to pay for enhanced offerings.
•Capture is a cloud-based pricing tool that creates a more professional sales experience, helps realize better pricing levels at the point of sale and provides enhanced controls over the price quoting process.
We continue to expand our offering of products and services to meet customer demand for a single provider for their environmental service needs. We have made progress on this front, primarily through acquisitions, including the acquisition of US Ecology in May 2022. US Ecology is a leading provider of environmental solutions, offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. For services that we don’t provide, we fulfill demand through our alliance partnerships while maintaining the customer facing relationship.
To help ensure a consistent customer experience, we invested in our customer service capabilities and our centralized Customer Experience function. This modern technology provides our customer services employees with the tools and capabilities they need to provide better levels of service through a variety of communication channels. The standardized approach enhances the customer experience and provides us a platform to reduce the cost to service our customers.
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
By increasing the ease of use and functionality of our web-based market presence, we believe we enhance customer satisfaction, interaction and connectivity while lowering our costs. These tools reinforce to our customers that they can rely on us to handle their recycling and waste service needs in a way that is easy and convenient for them.
•Our website and mobile app are online account management tools, allowing customers access to their accounts and our services.

•Our e-commerce sales channel allows customers to secure services on a real-time basis, provides capabilities to meet our customers' evolving buying preferences and provides a lower cost sales channel.
We are also leveraging technology to digitally connect our customers, drivers, dispatchers, supervisors and trucks via our "RISE" dispatch platform and in-cab technology. We are utilizing an agile iterative approach to the development and multi-year roll-out of this technology to ensure durable adoption and an appropriate return on our investment. With the roll-out of this technology we are improving productivity through more real-time routing information and data visualization tools, increasing customer connectivity and enabling automated service verification communications and enhancing the employee experience by providing better tools and technology designed around employee interaction. The rollout of the "RISE" in-cab technology enhancements across our collection fleet will continue through 2023.
Sustainability
The goal of our differentiating sustainability capabilities is to provide our customers with sustainable solutions that support a cleaner, safer and healthier world. We have long been a leader in environmental services and sustainability. We introduced our Elements of Sustainability, the foundation of our sustainability platform, in 2014. Our elements, Safety, Talent, Climate Leadership and Communities, are deeply integrated into our business and anchor our ambitious 2030 sustainability goals.
Our Board of Directors’ Sustainability & Corporate Responsibility Committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities, our role as a socially responsible organization and our enterprise risks, including environmental, climate related risks and opportunities and reputational risks. The Committee meets at least quarterly to be updated on progress and conducts a formal comprehensive review of the Company’s performance in these areas on an annual basis.
Our 2030 Sustainability Goals
As we grow, so does our opportunity to make a meaningful, positive impact on the environment and society. Our ambitious 2030 goals are aligned with the UN Sustainable Development Goals(1) and our greenhouse gas reduction goal is aligned with The Paris Agreement, an international treaty on climate change adopted in 2015. Each goal is aligned with one of the Company's elements of sustainability. Together they are designed to significantly benefit the environment and society, while enhancing the foundation and profitability of our business for the long-term.
•Safety Amplified: Achieve zero annual employee fatalities
•Incident Reduction: Reduce OSHA Total Recordable Incident Rate (TRIR) to 2.0 or less by 2030
•Engaged Workforce: Achieve and maintain employee engagement scores at or above 88 by 2030
•Science Based Target: Reduce absolute Scope 1 and 2 greenhouse gas emissions 35% by 2030(2), approved by SBTi(3), with an interim goal of achieving a 10% reduction by 2025
•Circular Economy: Increase recovery of key materials by 40% on a combined basis by 2030(2)
•Renewable Energy: Increase beneficial reuse of biogas by 50% by 2030(2)
•Charitable Giving: Create sustainable neighborhoods through strong community partnerships for 45 million people by 2030(2)
We believe that reducing our impact on the planet and improving the quality of life for its inhabitants are the right things to do, and they are also necessary actions to ensure a vibrant future for our organization.
Refer to our Sustainability Report for our progress toward our 2030 sustainability goals, and refer to our full suite of climate-related sustainability reporting for updates regarding our progress toward our climate goals, including Task Force on Climate-Related Financial Disclosures (TCFD), SASB, Global Reporting Initiative (GRI) and CDP Climate Change, all of which can be found at investor.republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.

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

Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. The predictability of our free cash flows allows us to efficiently execute our capital allocation strategy, which includes investing in acquisitions and returning free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, BBB+ by Fitch Ratings, Inc. and Baa2 by Moody’s Investors Service, Inc. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital.
Dividends
In July 2022, our Board of Directors approved an increase in the quarterly dividend to $0.495 per share, which represents an increase of approximately 8% over the prior year. Over the last five years, our dividends have increased at a compounded annual growth rate of 5.7%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for repurchase authority remaining as of December 31, 2022.
Shareholder Value
We are committed to creating long-term shareholder value by generating consistent earnings and cash flow growth while continually improving returns on invested capital. Our incentive compensation programs are aligned with these objectives at all levels of management. We have an active shareholder outreach program and routinely interact with shareholders on a number of matters, including environmental, social, governance, talent and executive compensation.
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
Brian Bales was named Executive Vice President, Chief Development Officer in February 2015. Mr. Bales has been with Republic for over 20 years, serving as Executive Vice President, Business Development from December 2008 to February 2015 and Vice President, Corporate Development from 1998 to December 2008. Prior to his time at Republic, Mr. Bales held roles of increasing responsibility in finance and business development for Ryder System, Inc. from 1993 to 1998 and served as chief financial officer for EDIFEX & VTA Communications from 1988 through 1993. Prior to that, Mr. Bales was an accountant for PwC (formerly Price Waterhouse) from 1986 to 1988. Mr. Bales serves on the Board of Directors of Insurance Auto Auctions, Inc.
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
Catharine D. Ellingsen was named Executive Vice President, Chief Legal Officer, Chief Ethics & Compliance Officer and Corporate Secretary in June 2016. Ms. Ellingsen joined the Company as Corporate Counsel in August 2001 and has experience in a variety of roles of increasing responsibility. She was named Managing Corporate Counsel in January 2003, Director, Legal and Associate General Counsel in January 2005 and Vice President and Deputy General Counsel in June 2007. Ms. Ellingsen was named Senior Vice President, Human Resources in August 2011 and served in that position until June 2016. Before joining the Company, Ms. Ellingsen was an attorney at Steptoe & Johnson LLP from 1996 to 2001 and at Bryan Cave LLP from 1993 to 1996. Ms. Ellingsen serves on the Boards of Directors of Bunker Hill Group, Nebraska Distributing Company and Daseke, Inc.
Amanda Hodges was named Executive Vice President, Chief Marketing Officer in November 2020. In this role, Ms. Hodges oversees marketing, communications, product development, customer engagement and revenue management for the Company. Prior to joining Republic, Ms. Hodges spent 15 years in leadership roles for Dell Technologies, most recently serving as Senior Vice President of North America Marketing and the Global Executive Briefing Program. Before joining Dell, Ms. Hodges worked as a consultant for McKinsey & Company.
Katrina Liddell was named Executive Vice President, Chief Commercial Officer in June 2021. In this role, she is responsible for leading the Company’s Sales organization, which includes Field Sales, National Accounts, Manufacturing and Environmental Services and Municipal Services. She also oversees the Customer Resource Centers. Prior to joining the Company, Ms. Liddell held the role of President, Global Forwarding and Expedite for XPO Logistics Inc., a global transportation and contract logistics company. Before joining XPO, Ms. Liddell spent 14 years with Johnson Controls International, where she held senior leadership roles in enterprise account management, vertical market development, operations, product development and customer relations. Ms. Liddell serves on the Board of Directors of The Kristine Pettoni Foundation.
Tim Stuart was named Executive Vice President, Chief Operating Officer in May 2019. Prior to his current role, Mr. Stuart served as Executive Vice President, Operations from January 2016 to May 2019, where he was responsible for maximizing field performance, executing the operating plan and achieving financial and operational results across the Company. Mr. Stuart has over 20 years of experience in the waste industry. He previously served as the Company’s East Region President from September 2013 to January 2016. He joined Republic in April 2006 as Director of Operations and has held a variety of roles with the Company, including Area President, Vice President of Customer Experience and Region Vice President.
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
Comprehensive Environmental Services
We serve customers with a strong, vertically-integrated operating platform and offer a complete set of products and services, including the collection and processing of recyclable, solid waste and industrial waste materials; transportation and disposal of non-hazardous and hazardous waste streams; and other environmental solutions. We offer a wide array of products and services with a proven track record in safety, compliance and environmental stewardship.
Recycling & Solid Waste Services
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by controlling material streams from the point of collection through recycling processing or disposal. During the year ended December 31, 2022, approximately 68% of the total solid waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority, customers are willing to pay for the service and we can earn an appropriate return on our investment.

Collection Services
We provide residential, small-container and large-container collection services through 353 collection operations. In 2022, approximately 69% of our total revenue was derived from our collection business, of which approximately 20% of our total revenue related to residential services, approximately 29% related to small-container services and approximately 20% related to large-container services.
Our residential collection business involves the curbside collection of material for transport to transfer stations, or directly to landfills, recycling centers, or organics processing facilities. We typically perform residential collection services under contracts with municipalities, which we generally secure through competitive bids, which give us exclusive rights to service all or a portion of the homes in the municipalities. These contracts usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on the market, collection frequency, type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the customers receiving the service.
In our small-container business, we supply our customers with recycling and waste containers of varying sizes. We typically perform small-container collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the material collected, transportation costs and the cost of processing or disposal. Our small-container services are typically offered to small business complexes, multi-family housing and strip malls and include industries such as restaurants, retail, real-estate and professional and other services.
Our large-container collection business includes both recurring and temporary customer relationships. For the recurring portion, we supply our customers with recycling and waste containers of varying sizes and rent compactors to large generators of material. We typically perform the collection services under one- to three-year service agreements, and fees are determined based on a number of factors including the market, collection frequency, type of equipment furnished, type and volume or weight of the material collected, transportation costs and the cost of disposal. Our recurring large-container services are typically offered to larger facilities, hotels and office buildings and include industries such as manufacturing, retail, hospitality, professional and other services.
For the temporary portion of our large-container collection business, the majority of the material relates to construction and demolition activities and is typically event-driven. We provide temporary collection services on a contractual basis with terms ranging from a single pickup to one-year or longer.
Transfer Services
We own or operate 233 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2022. Our collection operations deposit material at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost-effective means to consolidate material and reduce transportation costs while providing our landfills with an additional mechanism to extend their geographic reach.
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
Recycling Processing Services
We own or operate 71 recycling centers. These centers generate revenue through the and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 3% of our total revenue during 2022. Approximately 81% of our total recycling center volume is fiber based and includes OCC, ONP and other mixed paper. During 2022, we processed and sold 2.0 million tons, excluding glass and organics, from our recycling centers. An additional 2.0 million tons were collected by us and delivered to third parties. We are investing in innovative recycling technology and have expanded our organics operations to help customers meet their diversion goals. We processed 1.0 million and sold 0.3 million tons of organic materials, respectively, from our recycling centers in 2022.
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
As consumer demand for recycling services has increased, we have met that demand by integrating recycling components across our collection service offerings. Our goal is to provide a complete material stream management solution to our customers in a vertically integrated, environmentally sustainable way.
We continue to invest in proven technologies to control costs and to simplify and streamline recycling for our customers. For example, robotics and advanced sorting equipment, such as disk screens, magnets and optical sorters, identifies and separates different kinds of paper, metals, plastics and other materials to increase efficiency and maximize our recycling efforts.
Landfill Services
We own or operate 206 active landfills. Our landfill tipping fees charged to third parties accounted for approximately 11% of our revenue during 2022. As of December 31, 2022, we had estimated permitted acres of 40,400 and estimated total available disposal capacity of 5.0 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
Republic is committed to harnessing landfill gas, the natural byproduct of decomposing waste, and converting it to energy. The use of landfill gas provides economic and environmental benefits, including reducing greenhouse gas emissions through the capture and use of methane. As of December 31, 2022, we operated 73 landfill gas and renewable energy projects. The majority of these projects were developed and are owned by a third party.
We also have responsibility for 128 closed landfills, for which we have associated closure and post-closure obligations.
Environmental Solutions
We have the capabilities to address the complex sustainability needs of our customers. Our environmental solutions offerings include collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste; field and industrial services; equipment rental; emergency response and standby services; and in-plant services. Environmental solutions volume is generated by the daily operations of industrial, petrochemical and refining facilities and oil and natural gas exploration and production sites, including maintenance, plant turnarounds and capital projects. Volume also is generated by private and government funded projects including site remediation, redevelopment or emergency spill response. In 2022, approximately 9% of our revenue was derived from environmental solutions.
Waste Treatment & Disposal
We own or operate 6 active hazardous waste landfills, 9 active energy waste landfills, 3 treatment, recovery and disposal facilities, 20 treatment, storage and disposal facilities, 6 salt water disposal wells and 7 deep injection wells. We recycle, treat and dispose of hazardous and non-hazardous industrial wastes. The waste handled include substances which are classified as “hazardous” because of their corrosive, ignitable, reactive or toxic properties and other wastes subject to federal, state and provincial environmental regulation. The waste we handle comes in solid, liquid and sludge form and can be received in a variety of containerized and bulk forms and transported to our facilities by truck and rail.
We also operate thermal desorption units that recover oil and metal bearing catalyst from refinery and other organic and oil-based waste. The recycled oil and recycled catalyst are sold to third parties.
Field Services
Our field services include a wide range of specialty and total waste management services provided to refineries, chemical plants, manufacturing plants and other government, commercial and industrial facilities either on-site or at our network of facilities. These services include industrial cleaning and maintenance, retail services, lab pack, site remediation, equipment cleaning and maintenance services, specialty equipment rental, transportation and emergency response.

As an integral part of our services, we employ highly trained staff and operate a network of service centers that characterize, package and collect hazardous and non-hazardous wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations.
Other Services
Other revenue consists primarily of National Accounts revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Competition
We operate in a competitive industry. Competition in the environmental services industry comes from a few other large, national publicly-owned companies, several regional publicly- and privately-owned companies and thousands of small privately-owned companies. In any given market, competitors may have larger operations and greater resources. In addition, we compete with municipalities that maintain material collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and greater opportunities for tax-exempt financing.
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
We provide essential recycling and solid waste collection and disposal services in the communities we serve and our operations can be adversely affected by periods of inclement or severe weather and natural disasters, which could increase the volume of material collected under our existing contracts (without corresponding compensation), delay the collection and disposal of material, reduce the volume of material delivered to our disposal sites or delay the construction or expansion of our landfill sites and other facilities and may increase with the physical impacts of climate change. The impacts from adverse weather and natural disasters have the potential to last several months and to affect several facilities. We have business continuity plans in place for severe weather, natural disasters and other emergencies—hurricanes, tornadoes, flooding, winter storms, earthquakes and wildfires, among others—to help limit disruptions in our operations and help ensure the continuity of our services. Our operations can also be favorably affected by severe weather and natural disasters, which could increase the volume of material in situations where we are able to charge for our additional services. Refer to our TCFD Report for more information on climate impacts and our risk management strategies, available at investor.republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
Regulation
Our facilities and operations are subject to a variety of federal, state, provincial and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, recycling centers, certain solid waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Any revocation, modification or denial of permits could have a material adverse effect on us. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The United States EPA and various other federal, state, provincial and local authorities administer these regulations. Regulations with respect to hazardous waste are particularly relevant for our Group 3 reportable segment that provides treatment, recycling and disposal of hazardous waste.
In order to comply with these regulations, we must incur substantial capital expenditures relating to our vehicles, landfills, transfer stations, recycling centers and in connection with our capping, closure, post-closure and environmental remediation activities. Compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, could increase our costs to operate or require additional capital expenditures.
A decrease in regulation may lower barriers to entry for our competitors. Further, we compete with counties and municipalities that operate their own collection and disposal facilities, have the benefits of tax revenue and greater opportunities for tax-exempt financing.
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
Federal Regulation
The following summarizes the primary federal, environmental and occupational health and safety-related statutes that affect our facilities and operations:
•The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (RCRA). RCRA establishes a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid waste, and requires states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.
Subtitle C of RCRA establishes a framework for regulating the disposal of hazardous waste, and Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle C set requirements for hazardous waste generators, transporters and treatment, storage and disposal facilities. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards. The EPA may authorize states to implement certain hazardous waste requirements of Subtitle C, and if a state program does not exist, the EPA directly implements the hazardous waste requirements. Nearly all of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitles C and D. These state permit programs may include landfill requirements that are more stringent than those of Subtitles C and D. Our failure to comply with any of these environmental requirements at any of our locations may lead to temporary or permanent loss of an operating permit, which would result in costs in connection with securing new permits, reduced revenue from lost operational time and increased third party disposal costs.
All of our planned landfill expansions and new landfill development projects have been engineered to meet or exceed Subtitles C and D requirements, as applicable. Operating and design criteria for existing operations have been modified to comply with these regulations. Compliance with Subtitles C and D regulations has resulted in increased capital expenditures and operating costs and may in the future require substantial additional expenditures in addition to other costs normally associated with our waste management activities.
•The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only hazardous wastes, but also can be based upon the existence of small quantities of more than 700 substances currently characterized by the EPA as hazardous, many of which are found in common household waste. The EPA may also designate additional substances as hazardous; in 2022, the EPA issued a proposed rule that would designate certain PFAS as hazardous substances. Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment, or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves. In addition, the EPA has established a National Priorities List of sites at which hazardous substances have been, or are threatened to be, released and which require investigation or cleanup.

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
•The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems along with landfill gas control systems unless emissions are below established thresholds. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. The date by which each affected landfill must have a gas collection and control system installed and made operational varies depending on calculated emission rates at the landfill. In July 2016, the EPA issued final amendments to its regulations that require large landfills that commenced construction, reconstruction, or modification on or after July 17, 2014 to capture additional landfill gas to reduce emissions of methane and certain non-methane gases, which are recognized as greenhouse gases. In a separate rule finalized at the same time, the EPA issued updates to its 1996 Emission Guidelines to reduce emissions of landfill gas from existing active landfills. Both actions were part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions. As part of the Biden Administration's focus on climate change, the EPA has taken further steps to implement these regulations. These and other efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Certain of these state agencies are also implementing greenhouse gas control regulations that would also apply to landfill gas emissions. See Item 1A, Risk Factors – Regulation of greenhouse gas emissions and other governmental regulations could impose costs on our operations, the magnitude of which is difficult to estimate, in this Annual Report on Form 10-K.
In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past decade, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) passenger automobiles and light-duty trucks (collectively, light-duty vehicles); and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For light-duty vehicles, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for light-duty vehicles for model years 2017 through 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal occurred in 2020 but has been challenged in court. In 2021, the EPA issued a rule further setting the standards for model years 2023 to 2026, making them more stringent; that rule has also been challenged in court. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. In August 2016, the EPA and the NHTSA jointly issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In August 2021, the EPA announced its intent to move forward with a Clean Trucks Plan, which would involve setting emissions standards for model years 2027 and beyond and the EPA released a proposed rule on March 28, 2022.
•The Occupational Safety and Health Act of 1970 (OSHA). This act authorizes the Occupational Safety and Health Administration of the United States Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.
State and Local Regulation
Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. In addition, our operations may be affected by the trend in many states toward requiring solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, food waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been adopted in several states and are being considered in others. Some jurisdictions have enacted or are considering enacting “extended producer responsibility” regulations, which are designed to obligate producers to fund the post-use life cycle of their products by providing recycling programs for their products. State and municipal governments also have enacted or may enact “organic diversion” regulations that require food waste to be managed separately from the other waste streams, similar to the rules recently enacted in California. Several states have also enacted or are considering “minimum recycled content” regulations mandating certain minimum post-consumer recycled content in certain types of packaging, including California. Legislative and regulatory measures to mandate or encourage waste reduction and recycling also have been considered, or are under consideration by, the United States Congress and the EPA. These regulations may present new opportunities to offer sustainable environmental services to our customers but may require investment of time, effort and money to be able to offer these new solutions and expose us to additional regulatory requirements and competition from others offering these services.
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
Canadian Hazardous Waste Regulation
Certain of our Group 3 operations and facilities are subject to, among other regulations, Canadian hazardous waste regulations. The Canadian federal government regulates issues within federal jurisdiction, including activities that cross provincial boundaries or affect Canada’s relations with other nations. The Canadian provinces also have jurisdiction over environmental matters within their respective boundaries, including primary responsibility for regulation and management of hazardous waste.
The main federal laws governing hazardous waste management are the Canadian Environmental Protection Act, 1999 (CEPA) and the Transportation of Dangerous Goods Act, 1992. Environment and Climate Change Canada (ECCC) is the federal agency with responsibility for environmental matters. CEPA charges ECCC and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Cross-border Movement of Hazardous Waste and Hazardous Recyclable Material Regulations under CEPA control the transboundary movement of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or transport them through Canada notify ECCC and obtain a permit to do so.
Certain of our facilities are subject to the Québec Environment Quality Act, the Ontario Environmental Protection Act or the Alberta Environmental Protection and Enhancement Act and their respective regulations. These statutes and regulations regulate the generation, collection, characterization, transport, storage, treatment, recovery and disposal of hazardous wastes, establish the requirements for waste management facilities and govern actual or potential releases of contaminants in the environment, such as air emissions and soil, groundwater and surface water contamination issues.

Hazardous waste transporters are required to hold a permit to operate under the provincial regulations and are also subject to the safety and reporting requirements of the Canadian Transportation of Dangerous Goods Act, 1992.
Maritime Regulations
Our Group 3 operations own and use 37 vessels registered under the United States flag. Accordingly, we are subject to various United States federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our United States-flag vessels are subject to the direct jurisdiction of the United States Coast Guard, the United States Customs and Border Protection and the United States Maritime Administration as well as other federal and state agencies. We are also subject to international laws and conventions and the local laws of foreign jurisdictions where we operate.
A portion of the operations of our standby services business within Group 3 is conducted in the United States coastwise trade. This is a protected market that is subject to United States cabotage laws that impose certain restrictions on the ownership and operation of vessels in the United States coastwise trade. These laws are principally contained in 46 U.S.C. Chapters 121, 505 and 551 and the related regulations, which are commonly referred to collectively as the “Jones Act.” The Jones Act restricts transportation of merchandise by water or by land and water, either directly or via a foreign port, between points in the United States and certain of its island territories. Subject to limited exceptions, the Jones Act requires that vessels engaged in United States coastwise trade be owned and operated by United States citizens within the meaning of the Jones Act, be built in and registered under the laws of the United States and manned by predominantly United States Citizen crews. We have systems in place designed to assist with monitoring and maintaining compliance with the ownership requirements of the Jones Act.
All of our offshore vessels are subject to either United States or international safety and classification standards and sometimes both. United States-flag vessels, barges and crew boats are required to undergo periodic inspections pursuant to United States Coast Guard regulations.
We are also subject to the International Ship and Port Facility Security Code (ISPFS Code), an amendment to the International Convention for the Safety of Life at Sea (SOLAS) as implemented in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. Under the ISPS Code, we perform worldwide security assessments, risk analyses and develop vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those United States-flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to the latest revision of Marsec Directive 104-6.
Other Regulations
Some of our facilities and operations are subject to the Toxic Substances Control Act of 1976 (TSCA) and the Atomic Energy Act of 1954, as amended (AEA). TSCA regulates the treatment, storage and disposal of polychlorinated biphenyls and asbestos. The AEA assigns the United States Nuclear Regulatory Commission (USNRC) regulatory authority over receipt, possession, use and transfer of certain radioactive materials, including disposal. The USNRC has adopted regulations for licensing commercial low-level radioactive waste regulated under the AEA for disposal and has delegated regulatory authority to certain states, including states where one or more of our facilities are located. The USNRC and United States Department of Transportation regulate the transport of radioactive materials. Shippers must comply with both the general requirements for hazardous materials transportation and specific requirements for transporting radioactive materials.
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
With regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers and by regulatory agencies in states that regulate such matters. Various state and local government authorities have adopted, or are considering adopting, laws and regulations that would restrict the transportation of solid waste across state, county, or other jurisdictional lines. In 1978, the United States Supreme Court ruled that a law that restricts the importation of out-of-state solid waste is unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the United States Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposes an impermissible burden upon interstate commerce and is unconstitutional. In 2007, however, the United States Supreme Court upheld the right of a local government to direct the flow of solid waste to a publicly-owned and publicly-

operated waste facility. A number of county and other local jurisdictions have enacted ordinances or other regulations restricting the free movement of solid waste across jurisdictional boundaries. Other governments may enact similar regulations in the future. These regulations may cause a decline in volumes of waste delivered to our landfills or transfer stations and may increase our costs of disposal, thereby adversely affecting our operations and our financial results.
We are engaged in 73 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program, which was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, known as renewable identification numbers (RINs), from renewable fuel producers. The amount of RIN credits generated by each gallon of renewable fuel depends on the process and feedstock used to create the specific renewable fuel. There is a market for RINs and, as we and/or our partners produce RFS-compliant renewable fuel, RINs are generated and sold to parties purchasing such RINs to achieve compliance with the RFS program.
Climate and Sustainability Trends
Jurisdictions have been updating climate policies toward the goal of reporting and reducing greenhouse gas (GHG) emissions through a broad range of sustainability initiatives. We believe reducing our impact on the planet and improving the quality of life of its inhabitants are the right things to do, and have continually committed to heightened emissions reduction goals. Taking into account the challenges associated with quantifying environmental services emissions precisely, we evaluate and offer strategic opportunities to provide our customers with sustainable solutions to reduce their GHG emissions as new regulatory and business developments related to concerns about climate change arise. As a provider of a highly regulated public service, we recognize the importance of broad stakeholder engagement in these endeavors, and we actively seek opportunities for discussion on more sustainable materials management practices. In addition, we cooperate with and support initiatives at the federal and state level in support of legislation that encourages sustainable practices including the production and use of renewable, low-carbon fuels and electricity and the processing of recyclables and organics.
We have long been a leader in sustainability as it relates to environmental services and expect to maintain this reputation. Our sustainability commitments, as well as our progress toward our current goals, are published in our Sustainability Report and accompanying reports and can be found at investor.republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
Liabilities Established for Landfill and Environmental Costs
We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitles C and D of RCRA, and we adjust our amortization rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate; however, environmental laws may change, and our recorded reserves may not be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us. Refer to the Material Cash Requirements and Intended Uses of Cash section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Annual Report on Form 10-K and to Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Liability Insurance and Bonding
The nature of our business exposes us to the possible risk of liabilities arising out of our operations, including damages to the environment, property, employees or the general public, or those resulting from cyber incidents. We focus on operating safely and prudently, but occasionally we receive claims, alleging damages, negligence or other wrongdoing in the planning or performance of work, which resulted in harm to the environment, property, employees or the general public. These liabilities can be significant. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. We maintain various policies of insurance that, subject to limitations, exclusions, or deductibles, provide coverage for these types of claims. While we believe the amount of insurance is appropriate for our type of business, such insurance may not be adequate, in scope or amount, in the event of a major loss, and we may be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We may choose not to continue to maintain the insurance should market conditions in the insurance industry make such coverage cost prohibitive.

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
In the normal course of business, we also purchase surety bonds, insurance policies, letters of credit, or marketable securities deposits in connection with, among other things, municipal residential collection contracts, financial assurance for closure and post-closure of landfills, environmental remediation, environmental permits and business licenses and permits as a financial guarantee of our performance.
Availability of Reports and Other Information
Our corporate website is republicservices.com. We make available on that website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make such materials available as soon as reasonably practicable after we electronically submit them to the SEC. Our corporate website also contains our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, Code of Ethics and Conduct, Political Contributions Policy, Human Rights Policy and Charters of the Audit Committee, Management Development and Compensation Committee, Nominating and Corporate Governance Committee and Sustainability and Corporate Responsibility Committee of the Board of Directors. In addition, the SEC makes available at its website (sec.gov), free of charge, reports, proxy statements and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Annual Report on Form 10-K. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable New York Stock Exchange (NYSE) rules regarding amendments to or waivers of our Code of Ethics by posting this information on our website at republicservices.com.
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
•our ability to integrate the operations of US Ecology into our operations and to realize the intended benefits of such acquisition
•whether our estimates and assumptions concerning critical accounting issues are correct or appropriate, including estimates and assumptions concerning selected balance sheet accounts, income tax accounts, final capping, closure, post-closure and remediation costs, available airspace, projected costs and expenses related to our landfills and property and equipment, fair values of acquired assets and liabilities assumed in our acquisitions and labor, fuel rates and economic and inflationary trends;
•competition and demand for services in the environmental services industry;
•price increases to our customers, which may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel and may cause us to lose volume;
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
•compliance with existing and future legal and regulatory requirements, including changes relating to PFAS and other chemicals of emerging concern and limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;
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
•the impact of United States and international tax laws and regulations on our business;
•risks related to interruptions and breaches of our information technology systems that could adversely affect, or temporarily disable, all or a portion of our operations or have a negative effect on our infrastructure;
•the negative impact that a cyber-security incident could have on our business and our relationships with customers and employees; and
•acts of war, riots or terrorism, including the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism and the impact of these acts on economic, financial and social conditions in the United States.
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
We principally compete with large national waste management companies, numerous municipalities and numerous regional and local companies. Competition for collection accounts is typically based on the quality of services, ease of doing business and/or price. Competition for disposal business is primarily based on geographic location, quality of operations and price. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own collection and disposal facilities have the benefits of tax revenue and greater opportunities for tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, our collection operations may have difficulty competing effectively. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
Increases in the cost of fuel or petrochemicals increase our operating expenses, and we may not be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer, disposal and other environmental services. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $631.1 million in 2022, or 4.7% of revenue, compared to $383.0 million in 2021, or 3.4% of revenue.
At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $27 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $31 million. A substantial rise or drop in fuel costs could materially affect our revenue and cost of operations.
Over the last decade, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. It is difficult to predict the quantity of renewable fuel volumes that the EPA will mandate for future years. These regulations are one of many factors that may affect the cost of the fuel we use.
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
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable materials and resulted in lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. In 2022, approximately 81% of our recycling center volume was fiber based and included OCC, ONP and other mixed paper.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities change both annual revenue and operating income by approximately $10 million. Accordingly, a substantial rise or drop in recycled commodity prices could materially affect our revenue and operating income. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we may not enter into these agreements in the future.
Acute and chronic weather events, including those brought about by climate change, may limit our operations and increase the costs of collection, transfer, disposal and other environmental services we provide.
Our operations could be adversely impacted by extreme weather events, changing weather patterns and rising mean temperature and sea levels, some of which we are already experiencing. For example, we have operations in multiple states that are affected by hurricanes and we have seen the impact of storms and associated flooding in our day-to-day operations and our infrastructure. Changing weather patterns and rising temperatures are expected to result in more severe heat waves, fires, storms and other extreme weather events. Any of these factors could increase the volume of material collected or processed under our existing contracts (without corresponding compensation), impede our employees' and equipment's ability to operate, disrupt our supply chain, delay the development of landfill capacity, or reduce the volume of material generated by our customers. In addition, adverse weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.
The environmental services industry is a capital-intensive industry and our capital expenditures may exceed current expectations, which could require us to obtain additional funding for our operations or impair our ability to grow our business.
Our ability to remain competitive and to grow our business largely depends on our cash flow from operations and access to capital. If our capital efficiency programs cannot offset the effect of inflation and business growth, it may be necessary to increase the amount we spend. Additionally, if we make acquisitions or further expand our operations, the amount we spend on capital, capping, closure, post-closure, environmental remediation and other items will increase. Our cash needs also will increase if the expenditures for capping, closure, post-closure and remediation activities increase above our current estimates, which may occur over a long period due to changes in federal, state, provincial, or local government requirements and other factors beyond our control. Increases in expenditures would negatively impact our cash flows.
We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our facilities, which could decrease our revenue and increase our costs.
We cannot assure you that we will be able to obtain or maintain the permits required for our operations because permits to operate new landfills, transfer stations and other facilities, or to expand the permitted capacity of existing landfills, increase acceptable volume at transfer stations or otherwise increase the capabilities of our facilities, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners, governmental agencies and others may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Such actions could also create risks related to our reputation, which may limit our ability to do business. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new landfills, transfer stations and other facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills, transfer stations and other facilities, or expanding existing facilities. Our failure to obtain the required permits to operate our landfills, transfer stations and other facilities could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. In addition, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to one of our other landfills, either of which could significantly increase our waste disposal costs.
If we do not appropriately estimate landfill capping, closure, post-closure and remediation costs, our financial condition and results of operations may be adversely affected.
A landfill must be closed and capped, and post-closure maintenance commenced, once the landfill's permitted capacity is reached and additional capacity is not authorized. Further, we undertake remediation activities at some of our solid waste facilities. We have significant financial obligations relating to capping, closure, post-closure and remediation costs at our existing owned or operated landfills, and will have material financial obligations with respect to any future owned or operated landfills. We establish accruals for the estimated costs associated with capping, closure, post-closure and remediation obligations. We could underestimate such costs and our financial obligations for capping, closure, post-closure or remediation costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Additionally, if a landfill must be closed earlier than expected or its remaining airspace is reduced for any other reason, the accruals for capping, closure, post-closure and remediation could be required to be accelerated. If our capping, closure, post-closure or remediation costs exceed the amounts accrued, or if such accruals are required to be accelerated, this could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
Alternatives to landfill disposal could reduce our disposal volumes and cause our revenues and operating results to decline.
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the United States are setting zero-waste goals in which they strive to send no waste to landfills and some jurisdictions have enacted or are considering waste reduction regulations such as extended producer responsibility, organic diversion and minimum recycled content regulations. Although such actions help to protect our environment and reduce the impact of waste on climate change, they have reduced, and will in the future reduce, the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we may not be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to possible decreases in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative effect on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could have a negative effect on our consolidated financial condition, results of operations and cash flows.
We could incur charges to income, which could be material, if landfill and transfer station site development projects or expansion projects are not completed, or certain other events occur.
In accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP), we capitalize certain expenditures relating to development, expansion and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development, expansion or other project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures relating to such facility or project that we are unable to recover through sale, transfer or otherwise. We also carry a significant amount of goodwill on our consolidated balance sheets, which we must assess for impairment annually, and more frequently in the case of certain triggering events. We may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse effect on our results of operations.
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
As of December 31, 2022, approximately 23% of our workforce was covered by collective bargaining agreements. If our union-represented employees engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. We have experienced interrupted service when our union-represented employees have engaged in strikes and work stoppages in the past, and we would expect the same to occur as a result of any future strikes or work stoppages. Additional groups of employees may seek union representation in the future which could result in increased operating costs. If a greater percentage of our workforce becomes union-represented, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.

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
In addition, increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, human capital, management and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, and meet the sustainability values, standards and metrics that we set for ourselves, it could negatively impact our reputation and our business results.
Risks Related to our Legal and Regulatory Environment
We are subject to costly environmental regulations and flow-control regulations that may affect our operating margins, restrict our operations and subject us to additional liability.
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of material, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to, among other things, enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We may not be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes, including those relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at our waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes, which could have a negative effect on our consolidated financial position, results of operations and cash flows. For example, the EPA has indicated it is considering listing certain PFAS as hazardous substances under CERCLA, which if finalized could trigger additional obligations or liabilities under CERCLA or other laws and regulations.
Our Group 3 operations and facilities also are subject to Canadian environmental laws and regulations, including federal and provincial regulations governing the management of hazardous waste, as well as various treaties, laws and regulations governing the ownership, operation and maintenance of maritime vessels used in the business. Our Group 3 operations are also subject to federal statutes regulating the treatment, storage and disposal of certain radioactive materials.
Our business is and will continue to be affected by state, county, provincial, or local laws or regulations that restrict the transportation of solid waste across state, county, provincial, or other jurisdictional lines or that direct the flow of waste to a specified facility or facilities. Such laws and regulations could negatively affect our operations, resulting in declines in landfill volumes and increased costs of alternate disposal.
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
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA has taken certain actions administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the United States Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are pollutants for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. The EPA and the NHTSA have finalized such regulations applicable to light-duty vehicles through model year 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal took place in 2020 but has been challenged in court. On August 16, 2016, the EPA and the NHTSA issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. These standards and further federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
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
We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a hazardous substance. CERCLA liability also extends to parties who were site owners and operators at the time hazardous substances were disposed and on persons who arrange for the disposal of such substances at the facility (e.g., generators of the waste and transporters who selected the disposal site). Hundreds of substances are defined as hazardous under CERCLA and their presence, even in minute amounts, can result in substantial liability.
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
We are and will continue to be involved in lawsuits, regulatory inquiries and governmental and other legal proceedings. Many of these matters raise complicated factual and legal issues and are subject to uncertainties. The timing of the final resolutions to lawsuits, regulatory inquiries and governmental and other legal proceedings is uncertain. Further, the possible outcomes or resolutions to these matters could include adverse judgments, fines or settlements, any of which could require substantial payments and adversely affect our consolidated financial condition, results of operations and cash flows.
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

Changes to federal renewable fuel policies could affect our financial performance in that sector as a renewable fuel producer and impact our projected future investments.
We are engaged in 73 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy RINs from renewable fuel producers. RIN prices generally respond to administrative actions, decisions and/or regulations from the EPA, including the issuance of an annual renewable volumetric obligation, as well as fluctuations in supply and demand. Changes in the RFS market, the structure of the RFS program or RIN prices and demand may impact the financial performance of the projects developed to capture and treat gas and could impact or alter our projected future investments.
Risks Related to Financial Strategy and Indebtedness
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2022, we had approximately $12 billion in principal value of debt and finance leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
We may be unable to maintain our credit ratings or execute our financial strategy.
Our ability to execute our financial strategy depends in part on our ability to maintain investment grade ratings on our debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control. We may not be able to maintain our investment grade ratings in the future. If we were unable to do so, our interest expense would increase and our ability to obtain financing on favorable terms may be adversely affected.
Our financial strategy also depends on our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, acquire other environmental services businesses, pay dividends, repurchase stock and take other actions to enhance shareholder value. We may not succeed in executing our broad-based pricing initiatives, and we may not generate sufficient cash flow to execute our financial strategy, pay cash dividends at our present rate, or increase them, or be able to continue our share repurchase program.
Weakness in the United States economy may expose us to credit risk for amounts due from governmental entities, large national accounts, industrial customers and others.
Weakness in the United States economy, including contractions caused by the COVID-19 pandemic, reduces the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or environmental services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
Our consolidated financial statements are based on estimates and assumptions that may differ from actual results. The liabilities we record based on such estimates and assumptions may not be adequate to cover the costs we ultimately will face.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and necessarily include amounts based on management's estimates. Actual results may differ from these amounts. Significant items requiring management to make subjective or complex judgments that are inherently uncertain include the recoverability of long-lived assets, the depletion and amortization of landfill development costs, accruals for final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments and liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions, insurance and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. The liabilities recorded for items such as these may not be adequate to cover the costs we ultimately will face.

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
For additional discussion and detail regarding multiemployer pension plans see Note 12, Employee Benefit Plans, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
The costs of providing for pension benefits and related funding requirements are subject to changes in pension fund values and fluctuating actuarial assumptions and may have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our growth strategy places significant demands on our financial, operational and management resources. To continue our growth, we may need to add administrative, managerial and other personnel, and may need to make additional investments in operations and systems. We may not be able to find and train qualified personnel, or do so on a timely basis, or to expand or otherwise modify our operations and systems to the extent, and in the time, required.
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
Our due diligence investigations of acquisition candidates may fail to discover certain undisclosed liabilities. If we acquire a company with undisclosed liabilities such as environmental, remediation or contractual liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities by conducting due diligence, by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification, by obtaining representations and warranties insurance and by acquiring only specified assets. However, we may not be able to obtain indemnification or insurance coverage, and such indemnification or insurance coverage obtained may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.
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
We use information technology and operational technology assets, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. In connection with our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. Also, the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. This changing regulatory landscape may cause increasingly complex compliance challenges, which may increase our compliance costs. Any failure to comply with these changing security and privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.
Other Risks Relevant to Our Business
Price increases may not be adequate to offset the effect of increased costs and may cause us to lose volume.
We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in assets such as our landfills. From time to time, our competitors reduce their prices in an effort to expand their market share. Contractual, general economic or market-specific conditions also may limit our ability to raise prices. For example, many of our contracts have price adjustment provisions that are tied to an index such as the consumer price index. Particularly in a weak or volatile United States economy, our costs may increase in excess of the increase, if any, in the consumer price index. This may continue to be the case even when the United States economy recovers because a recovery in the environmental services industry historically has lagged behind a recovery in the general economy. As a result, we may be unable to offset increases in costs, improve our operating margins and obtain adequate investment returns through price increases. Price increases also might cause us to lose volume to lower-cost competitors.
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
Weakened or volatile economic conditions have and may continue to harm our industry, business and results of operations.
Our business is directly affected by changes in local, national, global and general economic factors and overall economic activity that are outside of our control, including changes in governmental monetary policies, consumer confidence, slowing economic growth, inflation, pandemics, supply chain issues and interest rates. In 2022, for example, the COVID-19 pandemic, inflation, the Ukraine-Russia conflict, United States-China relations, monetary policy changes, and the resulting increases in interest rates have negatively impacted the economy, disrupted supply chains and created significant volatility and disruption of financial markets. In particular, disruption of the labor market and supply chains related to vehicles, especially trucks and the mechanical and electrical components in order to service them, negatively impacts our ability to provide services. A weak or volatile economy may result in decreases in volumes, which adversely affects our revenues. In addition, we have certain fixed costs (e.g., facility expense associated with long-term leases, depreciation expense and accretion expense), which may be difficult to adjust quickly to match declining volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, a decline in volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Operating in an environment of worsening economic conditions could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Further, recovery in the environmental services industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 150,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the United States and Canada where we conduct operations. As of December 31, 2022, we operated across the United States and Canada through 353 collection operations, 233 transfer stations, 71 recycling centers, 206 active landfills, 3 treatment, recovery and disposal facilities, 20 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. In the aggregate, our active solid waste landfills total 116,858 acres, including 40,400 permitted acres. We are engaged in 73 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 128 closed landfills. We believe that our property and equipment are adequate for our current needs.

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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K; and (2) environmental remediation liabilities, which totaled $487.5 million at December 31, 2022 and which are discussed in Note 8, Landfill and Environmental Costs, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $9 million relating to our outstanding legal proceedings as of December 31, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $7 million higher than the amount recorded as of December 31, 2022.
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
There were 520 holders of record of our common stock at February 7, 2023, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In October 2022, our Board of Directors declared a regular quarterly dividend of $0.495 per share for shareholders of record on January 3, 2023. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2022, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2022:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
October 1 – 31	—	$—	—	$1,544,347,714
November 1 – 30	—	$—	—	$1,544,347,714
December 1 – 31	—	$—	—	$1,544,347,714
	—		—
(a)In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2022, there were no repurchased shares pending settlement.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2022.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2017 to December 31, 2022 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2017 and that all dividends were reinvested.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Republic Services, Inc.
S&P 500 Index
DJ W&DS Index

	Indexed Returns for the Years Ended December 31,
	2017	2018	2019	2020	2021	2022
Republic Services, Inc.	$100.00	$108.84	$137.80	$150.94	$221.92	$208.24
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
DJ W&DS Index	$100.00	$100.11	$135.25	$144.12	$201.48	$190.59
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
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
For further discussion regarding our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Developments
Acquisition of US Ecology
On May 2, 2022, we acquired all outstanding equity of US Ecology in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. This acquisition expands our existing environmental solutions footprint and expands our platform to provide customers in North America with environmental solutions from collection to disposal, including recycling, solid waste, special waste, hazardous waste, container rental and field services. We financed the transaction using the proceeds of a new $1.0 billion unsecured Term Loan Credit Agreement (Term Loan Facility) and borrowings under our existing $3.0 billion unsecured revolving credit facility. For the year ended December 31, 2022, the financial results of US Ecology are included within our Group 3 reportable segment.
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
2023 Financial Guidance
In 2023, we will focus on pricing in excess of cost inflation, driving profitable volume growth, investing in sustainability to improve the environment and drive growth, investing in value-creating acquisitions and advancing technology to improve productivity and increase customer retention. Specific guidance follows:
Revenue
We expect revenue to be in the range of $14.650 billion to $14.800 billion. We expect an increase in average yield of approximately 5.5% and volume growth to be in a range of 0.5% to 1.0%. Average yield on related business revenue is expected to be 6.5%.

Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2023 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2022. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2023	(Actual) Year Ended December 31, 2022
Diluted earnings per share	$ 5.02 to 5.10	$4.69
Gain on business divestitures and impairments, net	—	(0.01)
Restructuring charges	0.05	0.06
US Ecology, Inc. acquisition integration and deal costs	0.08	0.19
Adjusted diluted earnings per share	$ 5.15 to 5.23	$4.93
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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2022, we operated across the United States and Canada through 353 collection operations, 233 transfer stations, 71 recycling centers, 206 active landfills, 3 treatment, recovery and disposal facilities, 20 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. We are engaged in 73 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 128 closed landfills.
Revenue for the year ended December 31, 2022 increased by 19.6% to $13,511.3 million compared to $11,295.0 million in 2021. This change in revenue is due to increased volume of 2.4%, average yield of 5.2%, acquisitions, net of divestitures of 9.6%, fuel recovery fees of 2.6% and environmental solutions revenue of 0.5%, partially offset by decreased recycling processing and commodity sales of 0.6%. Additionally, revenue decreased 0.1% due to one less workday in 2022 as compared to 2021.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	2022		2021
Revenue	$13,511.3	100.0%	$11,295.0	100.0%
Expenses:
Cost of operations	8,205.0	60.7	6,737.7	59.7
Depreciation, amortization and depletion of property and equipment	1,245.6	9.2	1,111.7	9.8
Amortization of other intangible assets	53.9	0.4	33.3	0.3
Amortization of other assets	52.1	0.4	40.5	0.4
Accretion	89.6	0.7	82.7	0.7
Selling, general and administrative	1,454.3	10.8	1,195.8	10.6
Adjustment to withdrawal liability for multiemployer pension funds	(1.6)	—	—	—
(Gain) loss on business divestitures and impairments, net	(6.3)	—	0.5	—
Restructuring charges	27.0	0.2	16.6	0.1
Operating income	$2,391.7	17.6%	$2,076.2	18.4%

Our pre-tax income was $1,831.5 million for the year ended December 31, 2022, compared to $1,575.1 million in 2021. Our net income attributable to Republic Services, Inc. was $1,487.6 million, or $4.69 per diluted share for 2022, compared to $1,290.4 million, or $4.04 per diluted share, for 2021.
During 2022 and 2021, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax impact, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2022 and 2021. For comparative purposes, prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Pre-tax Income	Tax Impact(2)	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Tax Impact(2)	Net Income - Republic	Diluted Earnings per Share
As reported	$1,831.5	$343.9	$1,487.6	$4.69	$1,575.1	$282.8	$1,290.4	$4.04
Restructuring charges	27.0	7.1	19.9	0.06	16.6	4.4	12.2	0.04
(Gain) loss on business divestitures and impairments, net	(6.3)	(2.5)	(3.8)	(0.01)	0.5	(5.5)	6.0	0.02
Adjustment to withdrawal liability for multiemployer pension funds(1)	(1.6)	(0.4)	(1.2)	—	—	—	—	—
Accelerated vesting of compensation expense for CEO transition	—	—	—	—	22.0	—	22.0	0.07
US Ecology, Inc. acquisition integration and deal costs	77.3	17.0	60.3	0.19	—	—	—	—
Total adjustments	96.4	21.2	75.2	0.24	39.1	(1.1)	40.2	0.13
As adjusted	$1,927.9	$365.1	$1,562.8	$4.93	$1,614.2	$281.7	$1,330.6	$4.17
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2022.
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
Restructuring charges. In 2022 and 2021, we incurred restructuring charges of $27.0 million and $16.6 million, respectively, primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems. These systems were placed into production in 2022, and we do not expect to incur future costs related to the implementation of these systems. We paid $19.8 million and $17.2 million during 2022 and 2021, respectively, related to these restructuring efforts.
In 2023, we expect to incur restructuring charges of approximately $20 million, primarily related to the redesign of our customer billing and asset management software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
(Gain) loss on business divestitures and impairments, net. During 2022, we recorded a net gain on business divestitures and impairments of $6.3 million. During 2021, we recorded a loss of $0.5 million related to business divestitures and asset impairments. Additionally, we recognized an increase in our deferred tax provision of $5.5 million due to a change in our United States operational footprint as a result of certain acquisitions that closed during the period.
Adjustment to withdrawal liability for multiemployer pension funds. During 2022, we recorded a net reduction of $1.6 million related to the remeasurement of withdrawal costs liabilities from multiemployer pension plans. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Accelerated vesting of compensation expense for CEO transition. In June 2021, Donald W. Slager retired as Chief Executive Officer (CEO) of Republic Services, Inc. During 2021, we recognized a charge of $22.0 million primarily related to the accelerated vesting of his compensation awards that were previously scheduled to vest in 2022 and beyond.

US Ecology, Inc. acquisition integration and deal costs. During the year ended December 31, 2022, we incurred $77.3 million of acquisition integration and deal costs in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested awards at closing as well as severance and change-in-control payments. The acquisition closed on May 2, 2022.
In 2023, we expect to incur costs of approximately $35 million to integrate the US Ecology business, primarily related to the integration of certain software systems as well as rebranding the business. We expect to be substantially complete with our integration activities by the end of 2023.
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, treatment, consolidation, transfer and disposal of hazardous and non-hazardous waste and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions primarily consists of (1) fees we charge for the collection, treatment, transfer and disposal of hazardous and non-hazardous waste, (2) field and industrial services, (3) equipment rental, (4) emergency response and standby services, (5) in-plant services, such as transportation and logistics, including at our TSDFs and (6) in-plant services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical, steel and automotive plants and other governmental, commercial and industrial facilities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the years ended December 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	2022		2021
Collection:
Residential	$2,642.6	19.5%	$2,452.8	21.7%
Small-container	3,945.7	29.2	3,417.7	30.3
Large-container	2,701.1	20.0	2,355.6	20.8
Other	53.9	0.4	52.1	0.5
Total collection	9,343.3	69.1	8,278.2	73.3
Transfer	1,574.5		1,490.0
Less: intercompany	(849.8)		(814.4)
Transfer, net	724.7	5.4	675.6	6.0
Landfill	2,681.7		2,516.6
Less: intercompany	(1,131.9)		(1,092.8)
Landfill, net	1,549.8	11.5	1,423.8	12.6
Environmental solutions	1,262.1		242.4
Less: intercompany	(53.9)		(19.5)
Environmental solutions, net	1,208.2	8.9	222.9	2.0
Other:
Recycling processing and commodity sales	359.3	2.7	420.5	3.7
Other non-core	326.0	2.4	274.0	2.4
Total other	685.3	5.1	694.5	6.1
Total revenue	$13,511.3	100.0%	$11,295.0	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2022 and 2021:

	2022	2021
Average yield	5.2%	2.9%
Fuel recovery fees	2.6	0.8
Total price	7.8	3.7
Volume	2.4	3.8
Change in workdays	(0.1)	(0.1)
Recycling processing and commodity sales	(0.6)	1.1
Environmental solutions	0.5	(0.1)
Total internal growth	10.0	8.4
Acquisitions / divestitures, net	9.6	2.8
Total	19.6%	11.2%

Core price	6.7%	5.0%
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

The following table reflects average yield and core price as a percentage of related-business revenue for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	As a % of Related Business
Average yield	5.7%	3.1%
Core price	7.3%	5.3%
During 2022, we experienced the following changes in our revenue as compared to 2021:
•Average yield increased revenue by 5.2% due to positive pricing changes in all our collection and disposal lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 2.6%, primarily due to an increase in fuel prices compared to 2021 and an increase in the total revenue subject to the fuel recovery fees.
•Volume increased revenue by 2.4% during 2022 as compared to 2021 primarily due to volume growth in our landfill and all our collection lines of business, partially offset by a decrease in volume in our transfer line of business. The volume increase in our landfill line of business is primarily attributable to increased special waste, construction and demolition, and solid waste volumes.
•Recycling processing and commodity sales decreased revenue by 0.6% primarily due to a decrease in overall commodity prices as compared to 2021. The average price for recycled commodities, excluding glass and organics for 2022 was $170 per ton compared to $187 per ton for 2021.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $10 million.
•During 2022, environmental solutions revenue increased by 0.5% primarily due to an increase in volumes, including those driven by an increase in rig counts and drilling activity. This revenue increase excludes the impact from our acquisition of US Ecology.
•Acquisitions, net of divestitures, increased revenue by 9.6%, reflecting the results of our continued growth strategy of acquiring solid waste, recycling and environmental services companies, including US Ecology, that complement and expand our existing business platform.
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

The following table summarizes the major components of our cost of operations for the years ended December 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	2022		2021
Labor and related benefits	$2,702.9	20.0%	$2,324.4	20.6%
Transfer and disposal costs	992.9	7.3	865.8	7.7
Maintenance and repairs	1,228.4	9.1	1,048.8	9.3
Transportation and subcontract costs	1,086.5	8.0	779.5	6.9
Fuel	631.1	4.7	383.0	3.4
Disposal fees and taxes	342.3	2.5	336.6	3.0
Landfill operating costs	283.2	2.1	258.9	2.3
Risk management	321.4	2.4	261.6	2.3
Other	616.0	4.6	479.1	4.2
Subtotal	8,204.7	60.7	6,737.7	59.7
US Ecology, Inc. acquisition integration and deal costs	0.3	—	—	—
Total cost of operations	$8,205.0	60.7%	$6,737.7	59.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
Our cost of operations increased for the year ended December 31, 2022 compared to the same period in 2021 as a result of the following:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases and an increase in service levels attributable to economic recovery from the COVID-19 pandemic. Acquisition-related growth, including the acquisition of US Ecology, also contributed to the increase in labor and related benefits in aggregate dollars.
•Transfer and disposal costs increased in aggregate dollars primarily due to acquisition-related growth, including the acquisition of US Ecology. Transfer and disposal costs also increased in aggregate dollars as a result of higher collection volumes and an increase in third party disposal rates.
During both 2022 and 2021, approximately 68% of the total solid waste volume we collected was disposed at landfill     sites that we own or operate (internalization).
•Maintenance and repairs expense increased in aggregate dollars due to an increase in the price of replacement parts as well as an increase in service levels attributable to the economic recovery from the COVID-19 pandemic.
•Transportation and subcontract costs increased in 2022 due to an increase in third-party transportation fees, partially driven by the higher cost of fuel passed on through higher transportation surcharges, and an increase in subcontract work attributable to a corresponding increase in non-core revenues as compared to 2021. Acquisition-related growth, including the acquisition of US Ecology, also contributed to the increase in transportation and subcontract costs.
•Our fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for 2022 was $4.99 compared to $3.29 for 2021.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $27 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $31 million per year.
•Disposal    fees and taxes increased in aggregate dollars in 2022 primarily due to increased royalties and host fees from an increase in volume at certain landfills as compared to 2021.
•Landfill operating costs increased in aggregate dollars during 2022 primarily due to increased leachate treatment, transportation and disposal costs due in part to increased rainfall in select geographic regions, as well as landfill gas and other maintenance costs.
•Risk management expenses increased primarily due to unfavorable actuarial development in our auto liability claims as well as higher premium costs.

•During 2022, we incurred $0.3 million of acquisition integration and deal costs within cost of operations in connection with the acquisition of US Ecology.
•Other costs of operations increased during 2022 due to increased occupancy and facility related expenses, acquisition-related activity and higher third-party truck and equipment rental expense to support higher volumes.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	2022		2021
Depreciation and amortization of property and equipment	$811.9	6.0%	$734.9	6.5%
Landfill depletion and amortization	433.7	3.2	376.8	3.3
Depreciation, amortization and depletion expense	$1,245.6	9.2%	$1,111.7	9.8%
Depreciation and amortization of property and equipment increased primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased due to higher landfill disposal volumes primarily driven by special waste, solid waste and construction and demolition volumes coupled with an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $53.9 million, or 0.4% of revenue, for the year ended December 31, 2022, compared to $33.3 million, or 0.3% of revenue, for 2021. Amortization expense increased due to additional assets acquired as a result of our business acquisitions.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $52.1 million, or 0.4%, for the year ended December 31, 2022, compared to $40.5 million, or 0.4% revenue, for 2021.
Accretion Expense
Accretion expense was $89.6 million, or 0.7% of revenue, and $82.7 million, or 0.7% of revenue, for the years ended December 31, 2022 and 2021, respectively. Accretion expense increased in aggregate dollars due to acquired asset retirement obligations.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	2022		2021
Salaries and related benefits	$937.9	7.0%	$844.4	7.5%
Provision for doubtful accounts	41.5	0.3	19.9	0.2
Other	397.9	2.9	309.5	2.7
Subtotal	1,377.3	10.2	1,173.8	10.4
Accelerated vesting of compensation expense for CEO transition	—	—	22.0	0.2
US Ecology, Inc. acquisition integration and deal costs	77.0	0.6	—	—
Total selling, general and administrative expenses	$1,454.3	10.8%	$1,195.8	10.6%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.

The most significant items affecting our selling, general and administrative expenses during 2022 as compared to 2021 are summarized below:
•Salaries and related benefits increased in aggregate dollars primarily due to higher wages, benefits and other payroll related items resulting from annual merit increases, offset, in part, by lower management incentive expenses. Acquisition-related growth, including the acquisition of US Ecology, also contributed to the growth in salaries and related benefits in aggregate dollars.
•Provision for doubtful accounts increased primarily due to an increase in days sales outstanding and acquisition-related activity. As of December 31, 2022, our days sales outstanding were 43.3, or 31.8 days net of deferred revenue, compared to 39.2, or 27.5 days net of deferred revenue, as of December 31, 2021. Excluding our acquisition of US Ecology, our days sales outstanding were 39.1, or 27.3 days net of deferred revenue, as of December 31, 2022.
•Other selling, general and administrative expenses increased for the year ended December 31, 2022, largely due to an increase in advertising and travel costs and acquisition-related growth, including US Ecology.
•In June 2021, Donald W. Slager retired as CEO of Republic Services, Inc. During the year ended December 31, 2021, we recognized a charge of $22.0 million, related to the accelerated vesting of his compensation awards that were previously scheduled to vest in 2022 and beyond.
•During the year ended December 31, 2022, we incurred $77.0 million of acquisition integration and deal costs within selling, general and administration expense in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested awards at closing as well as severance and change-in-control payments. The acquisition closed on May 2, 2022.
Adjustment to Withdrawal Liability for Multiemployer Pension Funds
During the year ended December 31, 2022, we recorded a net reduction of $1.6 million related to the remeasurement of withdrawal costs liabilities from multiemployer pension plans. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
(Gain) loss on Business Divestitures and Impairments, Net
We strive to have a leading market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. Where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest certain assets and reallocate resources to other markets. Business divestitures could result in gains, losses or impairment charges that may be material to our results of operations in a given period.
During the years ended December 31, 2022 and 2021, we recorded a net gain (loss) on business divestitures and impairments of $6.3 million and $0.5 million, respectively.
Restructuring Charges
In 2022 and 2021, we incurred restructuring charges of $27.0 million and $16.6 million, respectively, primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems. These systems were placed into production in 2022, and we do not expect to incur future costs related to the implementation of these systems. We paid $19.8 million and $17.2 million during 2022 and 2021, respectively, related to these restructuring efforts.
In 2023, we expect to incur additional restructuring charges of approximately $20 million primarily related to the implementation of replacement billing and collection software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions for the years ended December 31, 2022 and 2021 (in millions of dollars):

	2022	2021
Interest expense on debt	$329.0	$249.1
Non-cash interest	71.6	70.5
Less: capitalized interest	(5.0)	(5.0)
Total interest expense	$395.6	$314.6
Total interest expense for 2022 increased compared to 2021 primarily due to additional outstanding debt to fund the purchase of US Ecology and higher interest rates on our floating rate debt.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating and floating-to-fixed interest rate swaps, was $311.5 million and $249.4 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, we had $3,349.1 million of floating rate debt including floating rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $33 million.
Income Taxes
Our provision for income taxes was $343.9 million and $282.8 million for 2022 and 2021, respectively. Our effective tax rate, exclusive of non-controlling interests, for the years ended December 31, 2022 and 2021 was 18.8% and 18.0%, respectively. Net cash paid for income taxes was approximately $185 million and $300 million for the years ended December 31, 2022 and 2021, respectively.
During 2022, we acquired non-controlling interests in limited liability companies established to own solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2022 tax provision reflects a benefit of approximately $139 million due to the tax credits related to these investments.
Our 2021 tax provision was reduced by approximately $126 million related to the tax credits from our non-controlling interest in limited liability companies established to own solar energy assets.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA, among other things, implements a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on stock repurchases and extends, enhances and creates several tax incentives to promote clean energy. While we continue to evaluate the IRA, at present, outside of the potential for future energy credits, we do not believe it will have a material effect on our audited consolidated financial statements.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $77 million available as of December 31, 2022. These state net operating loss carryforwards expire at various times between 2023 and 2042. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2022, we have provided a valuation allowance of approximately $42 million.
For additional discussion and detail regarding our income taxes, see Note 11, Income Taxes, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Reportable Segments
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and solid waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and solid waste business operating primarily in geographic areas located in the southeastern and mid-western United States and the eastern seaboard of the United States. Group 3 is our environmental solutions business operating primarily in geographic areas located across the United States and Canada. These groups are presented below as our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal. Prior to the third quarter of 2022, our environmental solutions operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
Corporate entities and other include legal, tax, treasury, information technology, risk management, human resources, closed landfills and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.
Summarized financial information regarding our reportable segments for the years ended December 31, 2022 and 2021 (in millions of dollars and as a percentage of revenue in the case of adjusted EBITDA margin) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate gross Adjusted EBITDA, net Adjusted EBITDA and adjusted EBITDA margin for each segment, see Note 15, Segment Reporting, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Group 1	Group 2	Group 3	Corporate entities and other
Year Ended December 31, 2022
Gross Revenue	$7,240.5	$6,903.8	$1,262.5	$238.3
Intercompany Revenue	(1,104.5)	(930.9)	(46.6)	(51.8)
Net Revenue	$6,136.0	$5,972.9	$1,215.9	$186.5
Gross Adjusted EBITDA	$1,979.4	$1,685.9	$253.7	$10.3
Adjusted EBITDA allocations	27.5	25.4	(42.6)	(10.3)
Net Adjusted EBITDA	$2,006.9	$1,711.3	$211.1	$—
Adjusted EBITDA margin	32.2%	28.2%	17.4%	—%
Capital Expenditures	$626.2	$527.7	$141.7	$158.4
Total Assets	$12,494.3	$10,439.4	$4,086.3	$2,032.9

Year Ended December 31, 2021
Gross Revenue	$6,630.0	$6,229.1	$242.4	$220.3
Intercompany Revenue	(1,071.1)	(905.7)	(19.5)	(30.5)
Net Revenue	$5,558.9	$5,323.4	$222.9	$189.8
Gross Adjusted EBITDA	$1,841.1	$1,494.8	$44.6	$3.0
Adjusted EBITDA allocations	1.6	1.4	—	(3.0)
Net Adjusted EBITDA	$1,842.7	$1,496.2	$44.6	$—
Adjusted EBITDA margin	32.6%	27.6%	20.0%	—%
Capital Expenditures	$601.9	$541.8	$50.8	$121.8
Total Assets	$12,199.2	$9,926.9	$1,211.6	$1,617.3
Significant changes in the revenue, Adjusted EBITDA and Adjusted EBITDA margin of our reportable segments for 2022 compared to 2021 are discussed below.

Group 1
Net revenue for the year ended December 31, 2022 increased 10.4% from 2021 due to an increase in average yield and volume in all lines of business. The increase in landfill volume was attributable to an increase in special waste and construction and demolition volumes, offset in part by a decrease in solid waste volumes. Revenue also increased due to acquisition-related growth.
Adjusted EBITDA in Group 1 increased in aggregate dollars from $1,842.7 million for the year ended December 31, 2021, or a 32.6% adjusted EBITDA margin, to $2,006.9 million, or a 32.2% adjusted EBITDA margin for the year ended December 31, 2022.
Adjusted EBITDA margin for the year ended December 31, 2022 was unfavorably impacted by an increase in vehicle and equipment rental fees, transportation and subcontract costs driven by increases in volume, as well as higher disposal costs due to an increase in third party disposal rates, higher maintenance costs due to inflationary pressures on parts and materials and increased transportation and subcontract costs driven by the increase in volume. The unfavorable impact was partially offset by the increase in revenue attributable to both acquisition activity and the economic recovery from the COVID-19 pandemic.
Group 2
Net revenue for the year ended December 31, 2022 increased 12.2% from 2021 due to an increase in average yield in all lines of business and volume in our landfill and small- and large-container collection lines of business. These increases were partially offset by volume declines in our residential and transfer station lines of business. The increase in landfill volume was attributable to an increase in special waste, solid waste and construction and demolition volumes. Revenue also increased due to acquisition-related growth.
Adjusted EBITDA in Group 2 increased from $1,496.2 million for the year ended December 31, 2021, or a 27.6% adjusted EBITDA margin, to $1,711.3 million, or a 28.2% adjusted EBITDA margin for the year ended December 31, 2022.
Adjusted EBITDA margin for the year ended December 31, 2022 was favorably impacted by the increase in revenue attributable to the economic recovery from the COVID-19 pandemic coupled with the effective management of certain operating costs, primarily labor and related benefits, disposal costs and maintenance and repairs. The favorable impact was partially offset by an increase in vehicle and equipment rental fees and transportation and subcontract costs driven by the increases in volume.
Group 3
Revenue for the year ended December 31, 2022 increased primarily due to the acquisition of US Ecology, as well as an increase in rig counts and drilling activity.
Adjusted EBITDA in Group 3 increased from $44.6 million for the year ended December 31, 2021, or a 20.0% adjusted EBITDA margin, to $211.1 million for the year ended December 31, 2022, or an 17.4% adjusted EBITDA margin.
Adjusted EBITDA margin for the year ended December 31, 2022 decreased due to the acquisition of US Ecology.
Landfill and Environmental Matters
Our landfill costs include daily operating expenses, costs of capital for cell development, costs for final capping, closure and post-closure and the legal and administrative costs of ongoing environmental compliance. Daily operating expenses include leachate treatment, transportation and disposal costs, methane gas and groundwater monitoring and system maintenance costs, interim cap maintenance costs and costs associated with applying daily cover materials. We expense all indirect landfill development costs as they are incurred. We use life cycle accounting and the units-of-consumption method to recognize certain direct landfill costs related to landfill development. In life cycle accounting, certain direct costs are capitalized and charged to depletion expense based on the consumption of cubic yards of available airspace. These costs include all costs to acquire and construct a site, including excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells and other costs associated with acquiring and developing the site. Obligations associated with final capping, closure and post-closure are capitalized and amortized on a units-of-consumption basis as airspace is consumed.
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

Available Airspace
As of December 31, 2022, we owned or operated 206 active landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace as of December 31, 2022.

	Balance as of December 31, 2021	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2022
Cubic yards (in millions):
Permitted airspace	4,826.7	—	75.2	3.3	(85.0)	(3.4)	4,816.8
Probable expansion airspace	186.0	14.6	—	(3.1)	—	—	197.5
Total cubic yards (in millions)	5,012.7	14.6	75.2	0.2	(85.0)	(3.4)	5,014.3
Number of sites:
Permitted airspace	198	—	10	(2)			206
Probable expansion airspace	11	3	—	(1)			13
The following table reflects changes in capacity and remaining capacity for these landfills, as measured in cubic yards of airspace, as of December 31, 2021.

	Balance as of December 31, 2020	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2021
Cubic yards (in millions):
Permitted airspace	4,792.5	—	61.4	37.8	(79.3)	14.3	4,826.7
Probable expansion airspace	196.4	20.5	—	(30.9)	—	—	186.0
Total cubic yards (in millions)	4,988.9	20.5	61.4	6.9	(79.3)	14.3	5,012.7
Number of sites:
Permitted airspace	186	—	13	(1)			198
Probable expansion airspace	11	2	—	(2)			11
Total available disposal capacity represents the sum of estimated permitted airspace plus an estimate of probable expansion airspace. Engineers develop these estimates at least annually using information provided by annual aerial surveys. Before airspace included in an expansion area is determined to be probable expansion airspace and, therefore, included in our calculation of total available disposal capacity, it must meet all of our expansion criteria. See Note 2, Summary of Significant Accounting Policies, and Note 8, Landfill and Environmental Costs, of the notes to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information. Also see our Critical Accounting Judgments and Estimates section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2022, 13 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 13 landfills have an estimated remaining average site life of 32 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 58 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2022:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	23	—	23	11.2%
6 to 10 years	20	—	20	9.7
11 to 20 years	27	4	31	15.0
21 to 40 years	51	4	55	26.7
41+ years	72	5	77	37.4
Total	193	13	206	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2022, accrued final capping, closure and post-closure costs were $1,786.4 million, of which $75.2 million were current and $1,711.2 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Investment in Landfills
As of December 31, 2022, we expect to spend an estimated additional $10.7 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $15.6 billion, or $3.11 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2022 (in millions):

	Balance as of December 31, 2022	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$255.2	$—	$255.2
Landfill development costs	9,574.2	10,696.7	20,270.9
Construction-in-progress – landfill	358.3	—	358.3
Accumulated depletion and amortization	(5,058.9)	—	(5,058.9)
Net investment in landfill land and development costs	$5,128.8	$10,696.7	$15,825.5

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2022 and 2021:

	2022	2021
Number of landfills owned or operated	206	198
Net investment, excluding non-depletable land (in millions)	$4,873.6	$4,193.3
Total estimated available disposal capacity (in millions of cubic yards)	5,014.3	5,012.7
Net investment per cubic yard	$0.97	$0.84
Landfill depletion and amortization expense (in millions)	$433.7	$376.8
Accretion expense (in millions)	89.6	82.7
	523.3	459.5
Airspace consumed (in millions of cubic yards)	85.0	79.3
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$6.16	$5.79
During 2022 and 2021, our average compaction rate was approximately 2,000 pounds per cubic yard based primarily on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2022 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2021	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2022
Land	$694.9	$2.4	$(1.7)	$85.0	$—	$—	$(0.9)	$779.7
Landfill development costs	8,539.6	14.5	—	590.4	60.1	20.2	349.4	9,574.2
Vehicles and equipment	8,576.9	759.6	(272.6)	300.0	—	—	101.4	9,465.3
Buildings and improvements	1,508.4	57.9	(10.0)	126.9	—	—	21.4	1,704.6
Construction-in-progress - landfill	279.3	390.9	—	38.6	—	—	(350.5)	358.3
Construction-in-progress - other	182.9	338.0	(0.2)	(1.1)	—	—	(161.0)	358.6
Total	$19,782.0	$1,563.3	$(284.5)	$1,139.8	$60.1	$20.2	$(40.2)	$22,240.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2021	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2022
Landfill development costs	$(4,625.6)	$(440.1)	$—	$(1.6)	$5.7	$2.7	$(5,058.9)
Vehicles and equipment	(5,231.6)	(735.9)	265.7	7.6	—	14.3	(5,679.9)
Buildings and improvements	(692.7)	(79.4)	6.9	0.6	—	6.7	(757.9)
Total	$(10,549.9)	$(1,255.4)	$272.6	$6.6	$5.7	$23.7	$(11,496.7)

The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2021 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2020	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2021
Land	$633.4	$32.7	$(3.9)	$16.6	$—	$—	$16.1	$694.9
Landfill development costs	7,991.7	6.5	—	65.5	46.7	58.9	370.3	8,539.6
Vehicles and equipment	8,119.0	651.0	(385.2)	109.3	—	—	82.8	8,576.9
Buildings and improvements	1,402.5	24.8	(6.9)	20.9	0.5	—	66.6	1,508.4
Construction-in-progress - landfill	303.8	358.5	—	—	—	—	(383.0)	279.3
Construction-in-progress - other	107.4	240.2	—	5.3	—	—	(170.0)	182.9
Total	$18,557.8	$1,313.7	$(396.0)	$217.6	$47.2	$58.9	$(17.2)	$19,782.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2020	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2021
Landfill development costs	$(4,249.5)	$(369.4)	$—	$0.5	$(7.2)	$—	$(4,625.6)
Vehicles and equipment	(4,953.4)	(665.4)	376.3	—	—	10.9	(5,231.6)
Buildings and improvements	(628.7)	(68.9)	5.0	0.3	—	(0.4)	(692.7)
Total	$(9,831.6)	$(1,103.7)	$381.3	$0.8	$(7.2)	$10.5	$(10,549.9)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of December 31:

	2022	2021
Cash and cash equivalents	$143.4	$29.0
Restricted cash and marketable securities	127.6	139.0
Less: restricted marketable securities	(56.7)	(62.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$214.3	$105.6
Our restricted cash and marketable securities include, among other things, restricted cash and marketable securities pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills, and restricted cash and marketable securities related to our insurance obligations and restricted cash related to proceeds from the issuance of tax-exempt bonds that will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2022	2021
Financing proceeds	$—	$12.4
Capping, closure and post-closure obligations	39.1	42.4
Insurance	88.5	84.2
Total restricted cash and marketable securities	$127.6	$139.0

Material Cash Requirements and Intended Uses of Cash
We expect existing cash, cash equivalents, restricted cash and marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands: (1) capital expenditures and leases, (2) acquisitions, (3) dividend payments, (4) repayments to service debt and other long-term obligations, (5) payments for asset retirement obligations and environmental liabilities and (6) share repurchases.
Capital Expenditures and Leases
We make investments in property and equipment primarily to allow for growth of our service offerings. These investments are largely concentrated in vehicles and equipment and costs to construct our landfills. We expect to receive between $1.65 billion to $1.67 billion of property and equipment, net of proceeds from the sale of property and equipment, in 2023.
We lease property and equipment in the ordinary course of business under various lease agreements. The most significant lease obligations are for real property and equipment specific to our industry, including property operated as a landfill or transfer station and operating equipment. As of December 31, 2022, the amount of total future lease payments under operating and finance leases was $335.0 million and $430.3 million, respectively. For additional detail regarding our lease obligations, see Note 10, Leases, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisitions
Our acquisition growth strategy focuses primarily on acquiring privately held recycling and solid waste companies and environmental solutions businesses that complement our existing business platform. We continue to invest in value-enhancing acquisitions in existing markets.
We expect to invest at least $500 million in acquisitions in 2023.
Dividend Payments
In October 2022, our Board of Directors approved a quarterly dividend of $0.495 per share. Aggregate cash dividends declared were $603.4 million for the year ended December 31, 2022. As of December 31, 2022, we recorded a quarterly dividend payable of $156.4 million to shareholders of record at the close of business on January 3, 2023, which was paid on January 13, 2023.
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
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion. As of December 31, 2022, we had $1.0 billion principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 4.670% and weighted average maturity of 36 days. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the amounts borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2022.
As of December 31, 2022, the total principal value of our debt was $11.9 billion, of which $456.0 million is due in 2023.
We have several agreements that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments consist primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements. As of

December 31, 2022, such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $745.2 million, of which $133.9 million was short-term.
For additional detail regarding our debt and known contractual and other obligation, see Note 9, Debt, and Note 19, Commitments and Contingencies, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Asset Retirement Obligations and Environmental Liabilities
We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. As of December 31, 2022, our future obligations for final capping, closure and post-closure costs totaled $1.8 billion, of which $75.2 million was short-term.
Additionally, we are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. As of December 31, 2022, our environmental liabilities totaled $487.5 million, of which $57.4 million was short-term.
For additional detail regarding our asset retirement obligations and environmental liabilities, see Note 8, Landfill and Environmental Costs, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Share Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2022, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.5 billion.
Summary of Cash Flow Activity
The major components of changes in cash flows for 2022 and 2021 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2022 and 2021 (in millions of dollars):

	2022	2021
Net cash provided by operating activities	$3,190.0	$2,786.7
Net cash used in investing activities	$(4,423.0)	$(2,466.1)
Net cash provided by (used in) financing activities	$1,344.2	$(329.2)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2022 and 2021 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $231.0 million in 2022, compared to a decrease of $94.0 million during the same period in 2021, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $198.8 million during 2022, due to the timing of billings net of collections, compared to a $135.4 million increase in the same period in 2021. As of December 31, 2022, our days sales outstanding were 43.3, or 31.8 days net of deferred revenue, compared to 39.2, or 27.5 days net of deferred revenue, as of December 31, 2021.
•Our prepaid expenses and other assets increased $83.8 million in 2022 compared to a $57.0 million increase in 2021, primarily due to additional SaaS implementation costs incurred related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems in 2022. Cash paid for income taxes was $185 million and $300 million for 2022 and 2021, respectively. Income taxes paid in 2022 and 2021 reflected benefits from tax credits from our continuing investments in solar energy.
•Our accounts payable increased $106.4 million during 2022 compared to a $113.8 million increase during 2021, due to the timing of payments.

•Cash paid for capping, closure and post-closure obligations was $64.6 million during 2022 compared to $59.6 million for 2021. The increase in cash paid for capping, closure and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $2.4 million lower during 2022 compared to 2021.
In addition, cash paid for interest was $311.5 million and $249.4 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2022 and 2021, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, debt repayments and share repurchases.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2022 and 2021 are summarized below:
•Capital expenditures during 2022 were $1,454.0 million as compared to $1,316.3 million for 2021.
•Proceeds from sales of property and equipment during 2022 were $32.8 million as compared to $19.5 million for 2021.
•During 2022 and 2021, we used $3,038.5 million and $1,221.7 million, respectively, for acquisitions and investments, net of cash acquired, including the cash used for the acquisition of US Ecology. During 2022 and 2021, we received $50.6 million and $46.3 million from business divestitures, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities and tax-exempt bonds and other financings.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2022 and 2021 are summarized below:
•We issued no senior notes during 2022. During 2021, we issued $700.0 million of senior notes for cash proceeds, net of discounts and fees, of $692.3 million. Net proceeds of notes payable and long-term debt were $2,164.6 million during 2022, compared to net payments of $150.2 million in 2021. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•During 2022, we repurchased 1.6 million shares of our stock for $203.5 million. During 2021, we repurchased 2.2 million shares of our stock for $252.2 million.
•In July 2022, our Board of Directors approved an increase in our quarterly dividend to $0.495 per share. Dividends paid were $592.9 million and $552.6 million in 2022 and 2021, respectively.
•During 2022 and 2021, cash paid for purchase price holdback releases and contingent purchase price related to acquisitions was $9.6 million and $21.3 million, respectively.
Financial Condition
Debt Obligations
As of December 31, 2022, we had $456.0 million of principal debt maturing within the next 12 months, which includes certain variable rate tax-exempt financing, debentures and finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of December 31, 2022, we had availability under our $3.0 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, we currently have availability under our Credit Facility to fund the amounts borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of December 31, 2022.
For further discussion of the components of our overall debt, see Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
At our option, borrowings under the Credit Facility bear interest at a Base Rate, a daily floating London Interbank Offered Rate (LIBOR), or a Eurodollar Rate, plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). On the earliest of (i) the date that all available tenors of United States dollar LIBOR have permanently or indefinitely ceased to be provided or have been announced to be no longer representative, (ii) June 30, 2023 or (iii) the effective date of an election to opt into a secured overnight financing rate (SOFR), the LIBOR rate will be replaced by a forward-looking term rate based on SOFR or a daily rate based on SOFR published on such date.
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $1,402.4 million and $2,633.8 million as of December 31, 2022 and 2021, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
We had $250.0 million and $24.3 million in borrowings outstanding under our Credit Facility as of December 31, 2022 and 2021, respectively. We had $347.6 million and $341.9 million of letters of credit outstanding under our Credit Facility as of December 31, 2022 and 2021, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility. The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2022 and 2021, we had no borrowings outstanding under our Uncommitted Credit Facility.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and each of the following three fiscal quarters. The Credit Facility also provides that there may not be more than two elevated ratio periods elected during the term of the Credit Facility agreement. During the second quarter of 2022, we exercised the elevated ratio clause in conjunction with our acquisition of US Ecology; as a result, we are subject to a 4.25 to 1.00 total debt to EBITDA ratio through March 31, 2023. We were in compliance with this debt covenant for each quarter of 2022. As of December 31, 2022, our total debt to EBITDA ratio was 3.12 compared to the 4.25 maximum allowed. As of December 31, 2022, we were in compliance with all other covenants under our Credit Facility.
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
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion unsecured Term Loan Facility (Term Loan Facility), which will mature on April 29, 2025. The Term Loan Facility bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The current weighted average interest rate for the year ended December 31, 2022 is 4.629%.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility. We had $1.0 billion in borrowings outstanding under the Term Loan Facility as of December 31, 2022.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed the Commercial Paper Cap. As of December 31, 2022, we had $1.0 billion principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 4.670% and weighted average maturity of 36 days for the year ended December 31, 2022. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2022.
Senior Notes and Debentures
As of December 31, 2022, we had $8,107.8 million of unsecured senior notes and debentures, with maturities ranging from 2023 to 2050. Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually.
Derivative Instruments and Hedging Relationships
Our ability to obtain financing through the capital markets is a key component of our financial strategy. Historically, we have managed risk associated with executing this strategy, particularly as it relates to fluctuations in interest rates, by using a combination of fixed and floating rate debt. From time to time, we also have entered into interest rate swap and lock agreements to manage risk associated with interest rates, either to effectively convert specific fixed rate debt to a floating rate (fair value hedges), or to lock interest rates in anticipation of future debt issuances (cash flow hedges). We also acquired and novated a floating-to-fixed interest rate swap designated as a cash flow hedge in connection with our acquisition of US Ecology.
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
Tax-Exempt Financings
As of December 31, 2022 and 2021, we had $1,182.0 million and $1,181.5 million of certain variable rate tax-exempt financings outstanding, respectively, with maturities ranging from 2023 to 2051. There were no tax-exempt financings issued during 2022. During 2021, we issued $205.0 million of tax-exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $30.0 million and $17.2 million was incurred and reimbursed to us as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, we had $127.6 million and $139.0 million, respectively, of restricted cash and marketable securities. As of December 31, 2021, $12.4 million of the restricted cash and marketable securities balance represented proceeds from the issuance of the tax-exempt bonds.
Finance Leases
We had finance lease liabilities of $247.5 million and $249.4 million as of December 31, 2022 and 2021, respectively, with maturities ranging from 2023 to 2063 and 2022 to 2063, respectively.

Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of December 31, 2022, our credit ratings were BBB+, Baa2 and BBB+ by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
Contingencies
For a description of our commitments and contingencies, see Note 8, Landfill and Environmental Costs, Note 11, Income Taxes and Note 19, Commitments and Contingencies, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2023, although the mix of Financial Assurance Instruments may change.
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
We use life-cycle accounting and the units-of-consumption method to recognize landfill development costs over the life of the site. In life-cycle accounting, all current and future capitalized costs to acquire and construct a site are calculated and charged to expense based on the consumption of cubic yards of available airspace. Obligations associated with final capping, closure and post-closure are also capitalized and amortized on a units-of-consumption basis as airspace is consumed. Cost and airspace estimates are developed at least annually by engineers.
Landfill Development Costs
As of December 31, 2022 and 2021, we had net landfill development costs of $4,515.3 million and $3,914.0 million, respectively. Changes in these estimates may be sensitive to changes in cost estimates, inflation and applicable regulations.
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
Landfill Asset Retirement Obligations
We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure. As of December 31, 2022 and 2021, our asset retirement obligations related to capping, closure and post-closure were $1,786.4 million and $1,507.3 million, respectively. Changes in these estimates may be sensitive to changes in available airspace, cost estimates, inflation, our credit-adjusted, risk-free interest rate and applicable regulations.
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
Closure and post-closure. Closure costs are costs incurred after a landfill stops receiving waste, but prior to being certified as closed. After the entire landfill has reached capacity and is certified closed, we must continue to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site, the monitoring of methane gas collection systems and groundwater systems and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas system operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.
Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (1.9% in 2022 and 1.7% in 2021).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (4.2% in 2022 and 3.4% in 2021 ).
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
These estimates are subject to uncertainty attributable to:
•We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state, provincial, or federal permits or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both our estimated total costs and disposal capacity will be reduced, which generally increases the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could also cause an asset impairment.
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in certain business combinations, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in certain business combinations are initially estimated on a discounted basis, and accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. See our Results of Operations section in this Management's Discussion and

Analysis of Financial Condition and Results of Operations for discussion on our remediation adjustments. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies. As of December 31, 2022 and 2021, we had $487.5 million and $454.9 million of environmental liabilities, respectively. Changes in these estimates may be sensitive to changes in cost estimates, timing of estimated costs and settlements, inflation, our credit-adjusted, risk-free interest rate and applicable regulations.
These estimates are subject to uncertainty attributable to:
•We cannot determine with precision the ultimate amounts of our environmental remediation liabilities. Our estimates of these liabilities require assumptions about uncertain future events. Thus, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, timing of expenditures, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties and the actions of governmental agencies or private parties with interests in the matter. The actual environmental costs may exceed our current and future accruals for these costs, and any adjustments could be material.
•Actual amounts could differ from the estimated liabilities as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution.
•An unanticipated environmental liability that arises could result in a material charge to our consolidated statements of income.
Insurance Reserves and Related Costs
Our insurance policies for workers' compensation, commercial general liability, commercial auto liability and environmental liability are high deductible, or retention programs. The deductibles, or retentions, range from $3 million to $10 million. The employee-related health benefits are also subject to a high-deductible insurance policy. Accruals for deductibles or retentions are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. As of December 31, 2022 and 2021, our insurance reserves were $502.6 million and $497.4 million, respectively. Changes in these estimates may be sensitive to changes in the frequency, severity and settlement amount of claims.
These estimates are subject to uncertainty attributable to:
•Incident rates, including frequency and severity and other actuarial assumptions could change causing our current and future actuarially determined obligations to change, which would be reflected in our consolidated statements of income in the period in which such adjustment is known.
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
New Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

The table below provides information about certain of our market-sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value as of December 31, 2022
Fixed rate debt:
Amount outstanding (in millions)	$311.8	$910.4	$860.6	$508.9	$658.5	$5,212.8	$8,463.0	$7,638.5
Variable rate debt:
Amount outstanding (in millions)	$144.2	$20.7	$1,000.0	$1,331.8	$—	$942.5	$3,439.2	$3,430.2
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $116.7 million.
As of December 31, 2022, we had $3,349.1 million of floating rate debt including floating interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $33 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of December 31, 2022, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $27 million per year. Offsetting these changes in fuel expense would result in changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $31 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) the cost of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in fuel recovery fees from our vendors.
Our fuel costs were $631.1 million during 2022, or 4.7% of revenue, compared to $383.0 million, or 3.4% of revenue, during 2021.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of December 31, 2022, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
Revenue from recycling processing and commodity sales during the years ended December 31, 2022 and 2021 was $359.3 million and $420.5 million, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023, expressed an unqualified opinion thereon.
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

Landfill Development Asset Amortization
Description of the Matter
At December 31, 2022, the net book value of the Company’s landfill development assets totaled $4,515.3 million, and the associated landfill development asset amortization expense for 2022 was $433.7 million. Significant assumptions used in calculating the amortization expense include estimated future development costs associated with the land, permitting, cell construction and environmental structures of the landfill in relation to airspace consumed to date and total estimated available airspace. These assumptions have a significant effect on the total landfill amortization expense. As discussed in Note 2 to the consolidated financial statements, costs and airspace estimates are developed at least annually, or more often if significant facts change.

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

Landfill Final Capping, Closure and Post-Closure Costs
Description of the Matter
At December 31, 2022, the carrying value of the Company’s landfill final capping, closure and post-closure costs totaled $1,786.4 million. As discussed in Notes 2 and 8 to the consolidated financial statements, asset retirement obligations for final capping, closure and post-closure are measured at their estimated fair value. Management updates the assumptions used to estimate asset retirement obligations at least annually, or more often if significant facts change. These assumptions include estimated future costs associated with the final capping, closure and post-closure activities at each landfill, airspace consumed to date, estimated available airspace, projected annual tonnage volume, projected timing of capping, closure and post-closure activities and estimated inflation and discount rates. These assumptions have a significant effect on the estimated asset retirement obligation.

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
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023, expressed an unqualified opinion thereon.
As indicated in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of US Ecology, which are included in the 2022 consolidated financial statements of the Company and constituted approximately 6% of revenues for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of US Ecology.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 22, 2023

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$143.4	$29.0
Accounts receivable, less allowance for doubtful accounts and other of $51.9 and $38.5, respectively	1,677.2	1,271.4
Prepaid expenses and other current assets	536.5	410.4
Total current assets	2,357.1	1,710.8
Restricted cash and marketable securities	127.6	139.0
Property and equipment, net	10,744.0	9,232.1
Goodwill	14,451.5	12,826.0
Other intangible assets, net	347.2	259.5
Other assets	1,025.5	787.6
Total assets	$29,052.9	$24,955.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,221.8	$910.0
Notes payable and current maturities of long-term debt	456.0	8.2
Deferred revenue	443.0	381.3
Accrued landfill and environmental costs, current portion	132.6	124.5
Accrued interest	79.0	62.1
Other accrued liabilities	1,058.3	929.5
Total current liabilities	3,390.7	2,415.6
Long-term debt, net of current maturities	11,329.5	9,546.2
Accrued landfill and environmental costs, net of current portion	2,141.3	1,837.7
Deferred income taxes and other long-term tax liabilities, net	1,528.8	1,229.5
Insurance reserves, net of current portion	315.1	303.9
Other long-term liabilities	660.7	642.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 320.3 and 319.6 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,843.2	2,789.5
Retained earnings	7,356.3	6,475.6
Treasury stock, at cost; 4.2 and 2.4 shares, respectively	(504.6)	(274.8)
Accumulated other comprehensive income, net of tax	(12.1)	(14.6)
Total Republic Services, Inc. stockholders’ equity	9,686.0	8,978.9
Non-controlling interests in consolidated subsidiary	0.8	0.8
Total stockholders’ equity	9,686.8	8,979.7
Total liabilities and stockholders’ equity	$29,052.9	$24,955.0

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue	$13,511.3	$11,295.0	$10,153.6
Expenses:
Cost of operations	8,205.0	6,737.7	6,100.5
Depreciation, amortization and depletion	1,351.6	1,185.5	1,075.9
Accretion	89.6	82.7	82.9
Selling, general and administrative	1,454.3	1,195.8	1,053.0
Adjustment to withdrawal liability for multiemployer pension funds	(1.6)	—	34.5
(Gain) loss on business divestitures and impairments, net	(6.3)	0.5	77.7
Restructuring charges	27.0	16.6	20.0
Operating income	2,391.7	2,076.2	1,709.1
Interest expense	(395.6)	(314.6)	(355.6)
Loss from unconsolidated equity method investments	(165.6)	(188.5)	(118.2)
Loss on extinguishment of debt	—	—	(101.9)
Interest income	3.3	2.5	5.2
Other (expense) income, net	(2.3)	(0.5)	4.1
Income before income taxes	1,831.5	1,575.1	1,142.7
Provision for income taxes	343.9	282.8	173.1
Net income	1,487.6	1,292.3	969.6
Net income attributable to non-controlling interests in consolidated subsidiary	—	(1.9)	(2.4)
Net income attributable to Republic Services, Inc.	$1,487.6	$1,290.4	$967.2
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$4.70	$4.05	$3.03
Weighted average common shares outstanding	316.5	318.8	319.3
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$4.69	$4.04	$3.02
Weighted average common and common equivalent shares outstanding	317.1	319.4	319.8
Cash dividends per common share	$1.91	$1.77	$1.66
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$1,487.6	$1,292.3	$969.6
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss reclassified into earnings	1.1	4.6	5.8
Unrealized gain (loss)	8.4	—	(22.5)
Pension activity:
Change in funded status of pension plan obligations	(2.0)	(6.8)	2.1
Foreign currency activity:
Loss on foreign currency translation	(5.0)	—	—
Other comprehensive income (loss), net of tax	2.5	(2.2)	(14.6)
Comprehensive income	1,490.1	1,290.1	955.0
Comprehensive income attributable to non-controlling interests	—	(1.9)	(2.4)
Comprehensive income attributable to Republic Services, Inc.	$1,490.1	$1,288.2	$952.6
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-controlling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2019	353.3	$3.5	$4,994.8	$5,317.3	(34.5)	$(2,199.6)	$2.2	$2.7	$8,120.9
Net income	—	—	—	967.2	—	—	—	2.4	969.6
Change in the value of derivative instruments, net of tax of $(5.9)	—	—	—	—	—	—	(16.7)	—	(16.7)
Employee benefit plan liability adjustments, net of tax of $0.8	—	—	—	—	—	—	2.1	—	2.1
Cash dividends declared	—	—	—	(528.8)	—	—	—	—	(528.8)
Issuances of common stock	1.3	—	21.6	—	(0.1)	(17.7)	—	—	3.9
Stock-based compensation	—	—	40.7	(3.9)	—	—	—	—	36.8
Purchase of common stock for treasury	—	—	—	—	(1.2)	(98.8)	—	—	(98.8)
Shares returned to unissued status	(35.8)	(0.3)	(2,315.7)	—	35.8	2,316.0	—	—	—
Distributions paid	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	318.8	3.2	2,741.4	5,751.8	—	(0.1)	(12.4)	4.9	8,488.8
Net income	—	—	—	1,290.4	—	—	—	1.9	1,292.3
Change in the value of derivative instruments, net of tax of $1.6	—	—	—	—	—	—	4.6	—	4.6
Employee benefit plan liability adjustments, net of tax of $(2.4)	—	—	—	—	—	—	(6.8)	—	(6.8)
Cash dividends declared	—	—	—	(563.0)	—	—	—	—	(563.0)
Issuances of common stock	0.8	—	10.5	—	(0.2)	(22.5)	—	—	(12.0)
Stock-based compensation	—	—	60.3	(3.6)	—	—	—	—	56.7
Purchase of common stock for treasury	—	—	—	—	(2.2)	(252.2)	—	—	(252.2)
Purchase of minority interest	—	—	(22.7)	—	—	—	—	(4.8)	(27.5)
Distributions paid	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of December 31, 2021	319.6	3.2	2,789.5	6,475.6	(2.4)	(274.8)	(14.6)	0.8	8,979.7
Net income	—	—	—	1,487.6	—	—	—	—	1,487.6
Change in the value of derivative instruments, net of tax of $3.4	—	—	—	—	—	—	9.5	—	9.5
Employee benefit plan liability adjustments, net of tax of $(0.7)	—	—	—	—	—	—	(2.0)	—	(2.0)
Gain (loss) on foreign currency translation	—	—	—	—	—	—	(5.0)	—	(5.0)
Cash dividends declared	—	—	—	(603.4)	—	—	—	—	(603.4)
Issuances of common stock	0.7	—	12.7	—	(0.2)	(26.3)	—	—	(13.6)
Stock-based compensation	—	—	41.8	(3.5)	—	—	—	—	38.3
Purchase of common stock for treasury	—	—	—	—	(1.6)	(203.5)	—	—	(203.5)
Distributions paid	—	—	(0.8)	—	—	—	—	—	(0.8)
Balance as of December 31, 2022	320.3	$3.2	$2,843.2	$7,356.3	(4.2)	$(504.6)	$(12.1)	$0.8	$9,686.8

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash provided by operating activities:
Net income	$1,487.6	$1,292.3	$969.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,441.2	1,268.2	1,158.8
Non-cash interest expense	71.6	70.5	61.7
Stock-based compensation	38.8	57.0	37.3
Deferred tax provision (benefit)	181.1	(15.5)	60.8
Provision for doubtful accounts, net of adjustments	41.5	19.9	27.8
Loss on extinguishment of debt	—	—	101.9
(Gain) loss on disposition of assets and asset impairments, net	(9.2)	0.4	75.5
Environmental adjustments	2.9	0.5	5.1
Loss from unconsolidated equity method investments	165.6	188.5	118.2
Other non-cash items	(0.1)	(1.1)	(3.8)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(198.8)	(135.4)	13.8
Prepaid expenses and other assets	(83.8)	(57.0)	6.5
Accounts payable	106.4	113.8	(46.7)
Capping, closure and post-closure expenditures	(64.6)	(59.6)	(58.6)
Remediation expenditures	(54.7)	(57.1)	(63.5)
Other liabilities	64.5	101.3	18.6
Payments from retirement of certain hedging relationships	—	—	(11.4)
Cash provided by operating activities	3,190.0	2,786.7	2,471.6
Cash used in investing activities:
Purchases of property and equipment	(1,454.0)	(1,316.3)	(1,194.6)
Proceeds from sales of property and equipment	32.8	19.5	30.1
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(3,038.5)	(1,221.7)	(769.5)
Cash received from business divestitures	50.6	46.3	32.9
Purchases of restricted marketable securities	(19.6)	(30.8)	(32.9)
Sales of restricted marketable securities	19.7	37.9	11.2
Other	(14.0)	(1.0)	—
Cash used in investing activities	(4,423.0)	(2,466.1)	(1,922.8)
Cash provided by (used in) financing activities:
Proceeds from credit facilities and notes payable, net of fees	16,446.3	5,154.3	2,625.5
Proceeds from issuance of senior notes, net of discount and fees	—	692.3	2,716.1
Payments of credit facilities and notes payable	(14,281.7)	(5,304.5)	(5,221.4)
Premiums paid on extinguishment of debt	—	—	(99.1)
Issuances of common stock, net	(13.6)	(12.0)	3.9
Purchases of common stock for treasury	(203.5)	(252.2)	(98.8)
Cash dividends paid	(592.9)	(552.6)	(522.5)
Distributions paid to non-controlling interests in consolidated subsidiary	(0.8)	(33.2)	(0.2)
Contingent consideration payments	(9.6)	(21.3)	(15.5)
Cash provided by (used in) financing activities	1,344.2	(329.2)	(612.0)
Effect of foreign exchange rate changes on cash	(2.5)	—	—
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	108.7	(8.6)	(63.2)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	105.6	114.2	177.4
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$214.3	$105.6	$114.2
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is one of the largest providers of environmental services in the United States, as measured by revenue. Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and solid waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and solid waste business operating primarily in geographic areas located in the southeastern and mid-western United States and the eastern seaboard of the United States. Group 3 is our environmental solutions business operating in geographic areas located primarily across the United States and Canada. These groups represent our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal. Prior to the third quarter of 2022, our environmental solutions operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
The consolidated financial statements include the accounts of Republic Services, Inc. and its wholly owned and majority owned subsidiaries in accordance with U.S. GAAP. We account for investments in entities in which we do not have a controlling financial interest under the equity method of accounting or, for investments that do not meet the criteria to be accounted for under the equity method, we reflect these investments at their fair value when it is readily determinable. If fair value is not readily determinable, we use an alternative measurement approach. All material intercompany accounts and transactions have been eliminated in consolidation.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in these Notes to Consolidated Financial Statements. Our actual results may differ significantly from our estimates.
Cash and Cash Equivalents
We consider liquid investments with a maturity at the date of acquisition of three months or less to be cash equivalents.
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2022 and 2021, there were net book credit balances of $143.5 million and $39.0 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions. Such balances may be in excess of FDIC insured limits. To manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets in which we provide services, as well as the dispersion of our operations across many geographic areas. We provide services to small-container, large-container, municipal and residential and environmental solutions customers primarily in the United States and Canada. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
for doubtful accounts based on various factors including the credit risk of specific customers, age of receivables outstanding, historical trends, economic conditions and other information.
Accounts Receivable, Net
Accounts receivable represents receivables from customers for environmental services, including collection and processing of recyclable materials, collection, transfer and disposal of solid waste and environmental solutions. Our receivables are recorded when billed or when the related revenue is earned and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents their estimated net realizable value.
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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2022	2021	2020
Balance at beginning of year	$38.5	$34.7	$34.0
Additions charged to expense	41.5	19.9	27.8
Accounts written-off	(28.1)	(16.1)	(27.1)
Balance at end of year	$51.9	$38.5	$34.7
Restricted Cash and Marketable Securities
As of December 31, 2022, we had $127.6 million of restricted cash and marketable securities of which $88.5 million supports our insurance programs for workers' compensation, commercial general liability and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
In the normal course of business, we may be required to provide financial assurance to governmental agencies and a variety of other entities in connection with, among other things, municipal residential collection contracts, closure or post-closure of landfills, environmental remediation, environmental permits and business licenses and permits as a financial guarantee of our performance. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts.
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
We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies. We depreciate assets over their estimated useful lives using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

Buildings and improvements	5 - 30 years
Vehicles	5 - 20 years
Landfill equipment	5 - 7 years
Other equipment	3 - 25 years
Furniture and fixtures	3 - 10 years
Landfill development costs also are included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites, as well as final capping,

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
closure and post-closure assets. These costs are amortized or depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred. For additional information, see Note 8, Landfill and Environmental Costs.
Capitalized Interest
We capitalize interest on all landfill cell construction and other construction or development projects. Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $5.0 million for each of the years ended December 31, 2022 and 2021, and $6.2 million for the year ended December 31, 2020.
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
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.
See Note 12, Employee Benefit Plans, and Note 18, Financial Instruments, for fair value disclosures related to our defined benefit pension plan investments and financial instruments, respectively.
Investments Other Than Derivatives
Investments other than derivatives primarily include money market funds, common stock, mutual funds, real estate investment trusts, United States government and agency securities, municipal and corporate bonds and foreign government bonds. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as money market funds, common stock and certain mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, foreign government bonds, real estate investment trusts and certain agency securities.
Derivative Financial Instruments
We use derivative financial instruments to manage our risk associated with changing interest rates by creating offsetting market exposures. We use interest rate swap agreements designated as fair value hedges to manage risk associated with fluctuations in interest rates. In prior periods, we entered into multiple agreements designated as cash flow hedges to lock interest rates in anticipation of future debt issuance. In connection with our acquisition of US Ecology, in the second quarter of 2022, we acquired and novated a floating-to-fixed interest rate swap agreement that is designated as a cash flow hedge.
All derivatives are measured at fair value using standard valuation models with assumptions about prices and other relevant information based on those observed in the underlying markets (Level 2 in the fair value hierarchy). These instruments are recognized in the balance sheet as assets or liabilities, as appropriate. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transactions.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Final Capping, Closure and Post-Closure Costs
Final capping
We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act, as implemented and applied on a state-by-state basis. We define final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers and topsoil and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur in phases as needed throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. We consider final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. As a result, we use a separate rate per ton for recognizing the principal amount of the liability and related asset associated with each capping event. We amortize the asset recorded pursuant to this approach as waste volume related to the capacity covered by the capping event is placed into the landfill based on the consumption of cubic yards of available airspace.
Closure and post-closure
Closure and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control and other operational and maintenance activities that occur after the site ceases to accept waste. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act. The post-closure period generally runs for 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills. We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining capacity of the landfill, including probable expansion airspace, where appropriate.
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2022, we had 128 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. We used a 1.9% inflation rate for the year ended December 31, 2022 and a 1.7% inflation rate for both the years ended December 31, 2021 and 2020, which is based on the ten-year historical moving average increase of the United States Consumer Price Index. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.

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
Landfill operating expenses
Costs associated with daily maintenance activities and environmental compliance during the operating life of the landfill are expensed as incurred. These costs include, among other things, leachate treatment and disposal, methane gas and groundwater monitoring and systems maintenance, interim cap maintenance, costs associated with the application of daily cover materials and the legal and administrative costs of ongoing environmental compliance.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction related costs as expense currently in the period in which they are incurred.
Goodwill and Other Intangible Assets
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists, at the reporting unit level. Our reporting units are our three field groups: Group 1, Group 2 and Group 3 (formerly Environmental Solutions).
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
As of October 1, 2022, we utilized a qualitative approach and performed an evaluation of circumstances and events impacting our reporting units to determine the likelihood of goodwill impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) we conclude that we may not recover a significant asset group within the reporting unit. We determined it was more likely than not that the fair values of our reporting units exceeded their carrying amounts. No impairment losses were recorded for goodwill during the year ended December 31, 2022.
Other intangible assets include values assigned to customer relationships, non-compete agreements and trade names and are amortized generally on a straight-line basis over periods ranging from 1 to 15 years.
Asset Impairments
We continually consider whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, capitalized landfill costs, other property and equipment and identifiable intangible assets.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
impairment is identified. Estimating future cash flows requires significant judgment, and our projections of future cash flows and remaining useful lives may vary materially from actual results.
Insurance Reserves
Our insurance programs for workers' compensation, commercial general and auto liability, environmental and remediation liability and employee-related health care benefits are subject to high deductible insurance policies. Accruals for insurance reserves are based on claims filed and estimates of claims incurred but not reported. We consider our past claims experience, including both frequency and settlement amount of claims, in determining these estimates. It is possible that recorded reserves may not be adequate to fund the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in the consolidated statements of income in the periods in which such adjustments are known. In general, our insurance reserves are recorded on an undiscounted basis; however, the insurance liabilities we assumed in business combinations are recorded at estimated fair value, and therefore have been discounted to present value based on our estimate of the timing of the related cash flows.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is a component of stockholders’ equity and includes the effective portion of the net changes in fair value of our cash flow hedges, amortization of our interest rate locks, certain adjustments to liabilities associated with our employee defined benefit pension plan liabilities, net of tax, and foreign currency translation adjustments.
Revenue Recognition
We generally provide services under contracts with municipalities or individual customers. Municipal and small-container contracts are generally long-term and often have renewal options. Environmental solutions revenue may be billed in advance of the service being performed, such as the treatment or disposal of the waste. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided.
We recognize revenue when control is transferred to the customer, generally at the time we provide a service. Revenue is measured as the amount of consideration we expect to receive in exchange for providing a service. We make payments to certain of our customers, including payments to our municipal customers or commodity rebates to customers in our recycling business, which reduce the amount of revenue we recognize.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Compensation expense associated with our performance shares that vest based on future performance targets is measured using the fair value of our common stock at the grant date for the stock-settled, equity classified awards and the fair value of our common stock at the end of each reporting period for the cash-settled, liability classified awards. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based on an assessment of the probability that the performance criteria will be achieved.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
New Accounting Pronouncements
Accounting Standards Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), as extended in ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. During the year ended December 31, 2022, we novated a certain hedging relationship related to one of our interest rate swap agreements by changing the reference rate from the London Interbank Offered Rate (LIBOR) to a secured overnight financing rate (SOFR). The amendment did not have a material impact on our consolidated financial statements. For further discussion of the amendment and relevant hedging relationship, refer to Note 9, Debt, in Part II, Item 8 of this Annual Report on Form 10-K. We have not modified any other contracts as a result of reference rate reform.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounting Standards Updates Issued but not yet Adopted as of December 31, 2022
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and the payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for all entities that enter into a business combination within the applicable scope. The amendments in this update were effective for fiscal years beginning after December 15, 2022. As such, we adopted the standard beginning January 1, 2023. Our adoption of ASU 2021-08 did not have a material impact on our audited consolidated financial statements.
3.BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various environmental services businesses during the years ended December 31, 2022 and 2021. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2022	2021
Purchase price:
Cash used in acquisitions, net of cash acquired of $65.9 and $14.7, respectively	$2,668.6	$1,052.9
Holdbacks	17.2	10.3
Fair value, future minimum lease payments	15.6	40.2
Total	$2,701.4	$1,103.4
Allocated as follows:
Restricted cash	$0.7	$7.2
Accounts receivable	250.7	63.9
Prepaid expenses	15.7	4.5
Landfill development costs	565.4	66.0
Property and equipment	540.0	143.5
Operating right-of-use lease assets	61.1	10.2
Interest rate swap	29.1	—
Assets held for sale	—	43.6
Other assets	40.7	2.1
Inventory	10.7	1.9
Accounts payable	(112.4)	(30.1)
Deferred revenue	(28.2)	(7.2)
Environmental remediation liabilities	(57.5)	(31.6)
Closure and post-closure liabilities	(173.3)	(31.8)
Operating right-of-use lease liabilities	(57.1)	(10.2)
Deferred income tax liabilities	(109.3)	(3.3)
Other liabilities	(58.5)	(23.7)
Fair value of tangible assets acquired and liabilities assumed	917.8	205.0
Excess purchase price to be allocated	$1,783.6	$898.4
Excess purchase price allocated as follows:
Other intangible assets	$132.9	$98.2
Goodwill	1,650.7	801.8
Gain on bargain purchase	—	(1.6)
Total allocated	$1,783.6	$898.4
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
On May 2, 2022, we acquired all outstanding equity of US Ecology in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We financed the transaction using the proceeds of a new $1.0 billion unsecured Term Loan Credit Agreement (Term Loan Facility) and borrowings under our existing $3.0 billion unsecured revolving credit facility. For further discussion of the borrowings used to fund the US Ecology acquisition, refer to Note 9, Debt, in Part II, Item 8 of our Annual Report on Form 10-K. The preliminary purchase price allocation for the US Ecology acquisition is reflected in the table above and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired, such as property, plant and equipment, landfill development costs and customer relationship intangible assets, as well as certain leases and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We do not expect a step-up in the tax basis of the assets recognized in connection with the US Ecology acquisition, and do not expect the goodwill and intangible assets will be deductible for tax purposes.
In 2022, we incurred $77.3 million of acquisition integration and deal costs in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested equity awards at closing as well as severance and change-in-control payments.
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
In 2022 and 2021, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of approximately $205 million and $175 million, which were recorded to other assets in our December 31, 2022 and 2021 consolidated balance sheets, respectively. During 2022 and 2021, we reduced the carrying value of these investments by approximately $158 million and $178 million, respectively, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of approximately $139 million and $126 million for the years end December 31, 2022 and 2021, respectively, due to the tax credits related to these investments. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Restructuring Charges
In 2022 and 2021, we incurred restructuring charges of $27.0 million and $16.6 million, respectively, primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems. These systems were placed into production in 2022, and we do not expect to incur future costs related to the implementation of these systems. We paid $19.8 million and $17.2 million during 2022 and 2021, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2022	2021
Land	$779.7	$694.9
Landfill development costs	9,574.2	8,539.6
Vehicles and equipment	9,465.3	8,576.9
Buildings and improvements	1,704.6	1,508.4
Construction-in-progress – landfill	358.3	279.3
Construction-in-progress – other	358.6	182.9
	$22,240.7	$19,782.0
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(5,058.9)	$(4,625.6)
Vehicles and equipment	(5,679.9)	(5,231.6)
Buildings and improvements	(757.9)	(692.7)
	(11,496.7)	(10,549.9)
Property and equipment, net	$10,744.0	$9,232.1
Depreciation, amortization and depletion of property and equipment was $1,245.6 million, $1,111.7 million and $1,015.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
5.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2021	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2022
Group 1	$6,549.7	$95.2	$—	$(7.0)	$6,637.9
Group 2	5,994.2	239.0	(3.7)	8.8	6,238.3
Group 3	282.1	1,316.5	(0.3)	(23.0)	1,575.3
Total	$12,826.0	$1,650.7	$(4.0)	$(21.2)	$14,451.5

	Balance as of December 31, 2020	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2021
Group 1	$6,404.9	$162.6	$—	$(17.8)	$6,549.7
Group 2	5,641.5	357.1	—	(4.4)	5,994.2
Group 3	—	282.1	—	—	282.1
Total	$12,046.4	$801.8	$—	$(22.2)	$12,826.0
Goodwill by reportable segment as of December 31, 2021 and December 31, 2022 reflects the presentation of Group 3 as a reportable segment for all periods presented. Prior to the third quarter of 2022, Group 3 was aggregated with Corporate entities and other.
Adjustments to acquisitions during the year ended December 31, 2022 primarily related to changes in our valuation of tangible and intangible assets as well as certain landfill leases and environmental liabilities assumed as a result of obtaining new information regarding the acquisitions that closed in 2021. Adjustments to acquisitions during the year ended December 31, 2021 primarily related to changes in our valuation of customer relationship intangible assets and fixed assets as a result of obtaining new information regarding certain acquisitions that closed in December 2020.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2022
	Balance as of December 31, 2021	Acquisitions	Adjustments and Other	Balance as of December 31, 2022	Balance as of December 31, 2021	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2022
Customer relationships	$898.4	$109.2	$5.9	$1,013.5	$(666.8)	$(42.3)	$—	$(709.1)	$304.4
Non-compete agreements	60.4	7.7	(0.2)	67.9	(44.6)	(6.3)	—	(50.9)	17.0
Other intangible assets	58.0	16.0	3.0	77.0	(45.9)	(5.3)	—	(51.2)	25.8
Total	$1,016.8	$132.9	$8.7	$1,158.4	$(757.3)	$(53.9)	$—	$(811.2)	$347.2

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2021
	Balance as of December 31, 2020	Acquisitions	Adjustments and Other	Balance as of December 31, 2021	Balance as of December 31, 2020	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2021
Customer relationships	$788.1	$92.3	$18.0	$898.4	$(639.5)	$(27.3)	$—	$(666.8)	$231.6
Non-compete agreements	51.4	9.2	(0.2)	60.4	(39.1)	(5.5)	—	(44.6)	15.8
Other intangible assets	57.5	0.5	—	58.0	(45.3)	(0.6)	—	(45.9)	12.1
Total	$897.0	$102.0	$17.8	$1,016.8	$(723.9)	$(33.4)	$—	$(757.3)	$259.5

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2022, amortization expense for each of the next five years is estimated as follows:

2023	$59.7
2024	$53.6
2025	$49.7
2026	$46.5
2027	$40.4

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6.OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2022	2021
Income taxes receivable	$214.0	$173.8
Prepaid expenses	114.3	85.3
Inventories	96.6	72.2
Other non-trade receivables	59.8	32.2
Reinsurance receivable	31.9	31.0
Prepaid fees for cloud-based hosting arrangements, current	14.4	12.9
Other current assets	5.5	3.0
Total	$536.5	$410.4
Other Assets
A summary of other assets as of December 31 follows:

	2022	2021
Investments	$281.4	$127.6
Operating right-of-use lease assets	275.1	255.3
Derivative and hedging assets	105.8	19.7
Deferred compensation plan	100.6	133.5
Reinsurance receivable	84.1	79.5
Deferred contract costs and sales commissions	80.2	80.6
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	51.4	43.4
Amounts recoverable for capping, closure and post-closure obligations	20.5	19.4
Deferred financing costs	5.1	4.6
Other	21.3	24.0
Total	$1,025.5	$787.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2022	2021
Accrued payroll and benefits	$342.6	$295.0
Insurance reserves, current portion	187.5	193.5
Accrued fees and taxes	168.5	143.7
Accrued dividends	156.4	145.9
Operating right-of-use lease liabilities, current portion	57.9	38.2
Ceded insurance reserves, current portion	32.0	31.0
Accrued professional fees and legal settlement reserves	8.6	8.4
Other	104.8	73.8
Total	$1,058.3	$929.5
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2022	2021
Operating right-of-use lease liabilities	$238.0	$239.0
Derivative and hedging liabilities	99.7	50.7
Deferred compensation plan liability	98.6	119.4
Ceded insurance reserves	84.1	79.5
Contingent purchase price and acquisition holdbacks	60.5	64.4
Withdrawal liability - multiemployer pension funds	20.0	24.5
Legal settlement reserves	2.1	3.1
Other	57.7	61.8
Total	$660.7	$642.4
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2022 and 2021 (which include claims for workers’ compensation, commercial general and auto liability and employee-related health care benefits) were $502.6 million and $497.4 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2022	2021	2020
Balance at beginning of year	$497.4	$449.3	$438.5
Additions charged to expense	568.7	552.4	466.1
Payments	(593.8)	(531.8)	(482.6)
Accretion expense	0.2	0.3	0.5
Premium written for third party risk assumed	35.3	36.5	36.5
Reclassified to ceded insurance reserves	(5.2)	(9.3)	(9.7)
Balance at end of year	502.6	497.4	449.3
Less: current portion	(187.5)	(193.5)	(167.5)
Long-term portion	$315.1	$303.9	$281.8

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2022, we owned or operated 206 active landfills with total available disposal capacity estimated to be 5.0 billion in-place cubic yards. Additionally, we have post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2022	2021
Landfill final capping, closure and post-closure liabilities	$1,786.4	$1,507.3
Environmental remediation	487.5	454.9
Total accrued landfill and environmental costs	2,273.9	1,962.2
Less: current portion	(132.6)	(124.5)
Long-term portion	$2,141.3	$1,837.7
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2022	2021	2020
Asset retirement obligation liabilities, beginning of year	$1,507.3	$1,346.4	$1,335.6
Non-cash additions	60.1	47.2	42.3
Acquisitions, net of divestitures and other adjustments	173.5	32.1	(10.9)
Asset retirement obligation adjustments	20.0	58.5	(44.9)
Payments	(64.6)	(59.6)	(58.6)
Accretion expense	89.6	82.7	82.9
Foreign currency translation	0.5	—	—
Asset retirement obligation liabilities, end of year	1,786.4	1,507.3	1,346.4
Less: Current portion	(75.2)	(68.4)	(57.5)
Long-term portion	$1,711.2	$1,438.9	$1,288.9
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. As a result, we reduced amortization expense by $5.8 million, increased amortization expense by $6.9 million, and reduced amortization expense by $12.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The expected future payments for final capping, closure and post-closure as of December 31, 2022 follows:

2023	$75.2
2024	86.8
2025	87.3
2026	98.2
2027	116.7
Thereafter	6,952.1
$7,416.3
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2022 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2022 would be approximately $374 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2022	2021	2020
Environmental remediation liabilities, beginning of year	$454.9	$462.8	$500.2
Net additions charged to expense	2.9	0.5	5.1
Payments	(54.7)	(57.1)	(63.5)
Accretion expense (non-cash interest expense)	17.3	17.1	18.6
Acquisitions, net of divestitures and other adjustments	67.1	31.6	2.4
Environmental remediation liabilities, end of year	487.5	454.9	462.8
Less: current portion	(57.4)	(56.1)	(57.0)
Long-term portion	$430.1	$398.8	$405.8
The expected undiscounted future payments for remediation costs as of December 31, 2022 follows:

2023	$57.4
2024	72.7
2025	67.7
2026	62.1
2027	40.4
Thereafter	349.6
$649.9
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. During the year ended December 31, 2022,we paid $15.9 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2022, the remediation liability recorded for this site was $87.2 million, of which approximately $15 million is expected to be paid during 2023. We believe the remaining reasonably possible high end of our range would be approximately $140 million higher than the amount recorded as of December 31, 2022.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On September 27, 2018, the United States Environmental Protection Agency (EPA) issued a Record of Decision Amendment for West Lake that includes a total undiscounted cost estimate of $229 million over a four to five year design and construction timeline. On March 11, 2019, the EPA issued special notice letters under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) to Bridgeton Landfill, LLC and the other currently designated Potentially Responsible Parties to initiate negotiations to implement the remedy. At this time we are neither able to predict the final design of that remedy, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for our expected remediation liability. However, subsequent events related to remedy design, divisibility, or allocation may require us to modify our expected remediation liability.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of December 31, 2022 and 2021 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		December 31, 2022			December 31, 2021
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
$3.0 billion - August 2026	Variable	250.0	—	250.0	24.3	—	24.3
Term Loan	Variable	1,000.0	—	1,000.0	—	—	—
Commercial Paper	Variable	1,000.0	(1.8)	998.2	—	—	—
Senior notes:
May 2023	4.750	300.0	(2.5)	297.5	300.0	(0.1)	299.9
August 2024	2.500	900.0	(3.0)	897.0	900.0	(4.8)	895.2
March 2025	3.200	500.0	(1.6)	498.4	500.0	(2.2)	497.8
November 2025	0.875	350.0	(1.9)	348.1	350.0	(2.6)	347.4
July 2026	2.900	500.0	(2.2)	497.8	500.0	(2.8)	497.2
November 2027	3.375	650.0	(3.1)	646.9	650.0	(3.8)	646.2
May 2028	3.950	800.0	(10.7)	789.3	800.0	(12.4)	787.6
March 2030	2.300	600.0	(5.2)	594.8	600.0	(5.9)	594.1
February 2031	1.450	650.0	(7.1)	642.9	650.0	(7.9)	642.1
February 2032	1.750	750.0	(6.0)	744.0	750.0	(6.6)	743.4
March 2033	2.375	700.0	(7.1)	692.9	700.0	(7.6)	692.4
March 2035	6.086	181.9	(12.2)	169.7	181.9	(12.8)	169.1
March 2040	6.200	399.9	(3.4)	396.5	399.9	(3.6)	396.3
May 2041	5.700	385.7	(4.8)	380.9	385.7	(5.0)	380.7
March 2050	3.050	400.0	(7.0)	393.0	400.0	(7.1)	392.9
Debentures:
September 2035	7.400	148.1	(30.0)	118.1	148.0	(31.1)	116.9
Tax-exempt:
2023 - 2051	2.350 - 4.100	1,189.1	(7.1)	1,182.0	1,189.1	(7.6)	1,181.5
Finance leases:
2023 - 2063	0.806 - 9.750	247.5	—	247.5	249.4	—	249.4
Total Debt		$11,902.2	$(116.7)	11,785.5	$9,678.3	$(123.9)	9,554.4
Less: current portion				(456.0)			(8.2)
Long-term portion				$11,329.5			$9,546.2

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future Maturities of Debt
Aggregate principal maturities of notes payable, finance leases and other long-term debt as of December 31, 2022 follow:

2023	$456.0
2024	931.1
2025	1,860.6
2026	1,840.7
2027	658.5
Thereafter	6,155.3
$11,902.2
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
At our option, borrowings under the Credit Facility bear interest at a Base Rate, a daily floating LIBOR, or a Eurodollar Rate, plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). On the earliest of (i) the date that all available tenors of United States dollar LIBOR have permanently or indefinitely ceased to be provided or have been announced to be no longer representative, (ii) June 30, 2023 or (iii) the effective date of an election to opt into a SOFR rate, the LIBOR rate will be replaced by a forward-looking term rate based on SOFR or a daily rate based on SOFR published on such date.
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
We had $250.0 million and $24.3 million outstanding under our Credit Facility as of December 31, 2022 and 2021, respectively. We had $347.6 million and $341.9 million of letters of credit outstanding under our Credit Facility as of December 31, 2022 and 2021, respectively. We also had $998.2 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program as of December 31, 2022. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. As a result, availability under our Credit Facility was $1,402.4 million and $2,633.8 million as of December 31, 2022 and 2021, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility. The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2022 and 2021, we had no borrowings outstanding under our Uncommitted Credit Facility.
Term Loan Credit Agreement
On April 29, 2022, we entered into a $1.0 billion term loan facility (the Term Loan Facility). The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The weighted average interest rate for the borrowings outstanding as of December 31, 2022 was 4.629%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion. As of December 31, 2022, we had $1.0 billion principal value of commercial paper issued and outstanding under the program with a weighted average interest rate of 4.670% and a weighted average maturity of approximately 36 days for the year ended December 31, 2022. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2022.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements (the 2013 Interest Rate Swaps) relative to our 4.750% fixed rate senior notes due in May 2023 (4.750% Notes). The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed-to-floating interest rates. As of December 31, 2022, these swap agreements had a total notional value of $300.0 million and mature in May 2023. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. In 2013, these transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the 4.750% Notes resulting from changes in interest rates.
Contemporaneously with the $250.0 million partial redemption of the 4.750% Notes in November 2020, we dedesignated the proportional share of these swap agreements as fair value hedges. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of December 31, 2022 and 2021, these free-standing derivatives were reflected at their fair value of a $1.0 million liability and a $3.9 million asset, respectively, and are included in other accrued liabilities and other assets, respectively, in our consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, we recognized losses of $5.0 million, $4.4 million and $0.1 million, directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free-standing derivatives, respectively.
As of December 31, 2022 and 2021, the 2013 Interest Rate Swaps that were designated as fair value hedges are reflected at their fair value of a $1.2 million liability and a $4.7 million asset, respectively, and are included in other accrued liabilities and other assets, respectively, in our consolidated balance sheets. To the extent they are effective, the remaining hedged portion of these interest rate swap agreements is included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest income of $2.9 million, $7.9 million and $5.7 million, respectively, during 2022, 2021 and 2020, related to net swap settlements for these interest rate swap agreements, which is included as an offset to interest expense in our consolidated statements of income.
For the years ended December 31, 2022, 2021 and 2020, we recognized gains of $2.7 million and $5.2 million and a loss of $5.7 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes. For the years ended December 31, 2022, 2021 and 2020, we recognized offsetting losses of $6.0 million and $5.2 million and an offsetting gain of $7.6 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the years ended December 31, 2022, 2021 and 2020 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, see Note 18, Financial Instruments, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of December 31, 2022 and 2021, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $21.4 million and $25.8 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. During 2022, 2021 and 2020, we recognized losses, net of tax of $4.4 million, $4.6 million and $5.8 million, respectively, as a result of this amortization. Over the next 12 months, we expect to amortize $3.9 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
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
The fair value of our floating-to-fixed interest rate swap is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of December 31, 2022, the 2022 Interest Rate Swap was recorded at its fair value of $36.0 million and is included in other assets in our consolidated balance sheets. During 2022, we recognized an unrealized gain of $8.4 million in accumulated other comprehensive income for the 2022 Interest Rate Swap.
As of December 31, 2022, the 2022 Interest Rate Swap was recorded as a component of accumulated other income of $5.1 million, net of tax. The effective portion of the Interest Rate Swap is amortized as an adjustment to interest expense over the life of the instrument using the effective interest method. During 2022, we recognized a gain, net of tax, of $3.3 million as a result of this amortization. Over the next 12 months, we expect to amortize approximately $3 million, net of tax, from accumulated other comprehensive income related to this instrument as an offset to interest expense in the period in which payments are settled.
For further detail regarding the effect of our cash flow hedging on interest expense, see Note 18, Financial Instruments, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
As of December 31, 2022 and 2021, the fair values of the Extended Interest Rate Locks were assets of $69.8 million and liabilities of $49.9 million, respectively, which were included in other assets and other long-term liabilities, respectively, in our consolidated balance sheets.
As of December 31, 2022 and 2021, the fair value of the 2019 Offsetting Interest Rate Swap was a liability of $17.8 million and an asset of $11.1 million, which were included in other long-term liabilities and other assets, respectively, in our consolidated balance sheets. As of December 31, 2022 and 2021, the fair values of the 2020 Offsetting Interest Rate Swap were liabilities of $81.9 million and $0.8 million, respectively, which were included in other long-term liabilities in our consolidated balance sheets.
For the year ended December 31, 2022, we recognized a gain of $109.4 million on the change in fair value of the Extended Interest Rate Locks, with an offsetting loss of $107.3 million, on the change in fair value of the Offsetting Interest Rate Swaps. For the year ended December 31, 2021, we recognized a gain of $45.1 million on the change in fair value of the Extended

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Rate Locks, with an offsetting loss of $44.8 million, on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of December 31, 2022 and 2021 we had $1,182.0 million and $1,181.5 million of certain variable rate tax-exempt financings outstanding, respectively, with maturities ranging from 2023 to 2051. During 2021, we issued $205.0 million of tax-exempt financings.
In the fourth quarter of 2021, the Pennsylvania Economic Development Financing Authority issued, for our benefit, $30.0 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund qualifying landfill-related expenditures in the Commonwealth of Pennsylvania, of which $30.0 million and $17.2 million was incurred and reimbursed to us as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had $127.6 million and $139.0 million, respectively, of restricted cash and marketable securities. As of December 31, 2021, $12.4 million of the restricted cash and marketable securities balance represented proceeds from the issuance of the tax-exempt bonds.
All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of December 31, 2022 and 2021.
Finance Leases
We had finance lease liabilities of $247.5 million and $249.4 million as of December 31, 2022 and 2021, respectively, with maturities ranging from 2023 to 2063.
Interest Paid
Interest paid, excluding net swap settlements for our fair value hedges, was $311.5 million, $249.4 million and $325.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
10.LEASES
A summary of the lease classification on our consolidated balance sheet as of December 31, 2022 and 2021 follows:

		2022	2021
Assets
Operating right-of-use lease assets	Other assets	$275.1	$255.3
Finance lease assets	Property and equipment, net	288.3	291.7
Total leased assets		$563.4	$547.0

Liabilities
Current
Operating	Other accrued liabilities	$57.9	$38.2
Finance	Notes payable and current maturities of long-term debt	14.3	8.2
Long-term
Operating	Other long-term liabilities	238.0	239.0
Finance	Long-term debt, net of current maturities	233.2	241.2
Total lease liabilities		$543.4	$526.6

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the lease cost reflected in our consolidated statements of income for the years ended December 31, 2022 and 2021 follow:

		2022	2021
Operating lease cost
Fixed lease cost	Cost of operations	$55.5	$44.6
Short-term lease cost	Cost of operations	70.4	25.4
Variable lease cost	Cost of operations	26.6	20.7
Finance lease cost
Amortization of leased assets	Depreciation amortization and depletion	15.2	10.5
Interest on lease liabilities	Interest expense	12.0	9.3
Variable lease cost	Interest expense	17.4	16.4
Total lease cost		$197.1	$126.9
During the years ended December 31, 2022 and 2021, we recognized changes in our operating right-of-use lease liabilities and assets, resulting from the recognition of non-cash lease expense of $46.2 million and $35.8 million, respectively.
As of December 31, 2022, maturities for operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2023	$62.8	$21.4	$84.2
2024	55.9	18.9	74.8
2025	45.2	18.8	64.0
2026	39.1	16.3	55.4
2027	28.1	15.4	43.5
Thereafter	103.9	339.5	443.4
Total lease payments	335.0	430.3	765.3
Less: interest	(39.1)	(182.8)	(221.9)
Present value of lease liabilities	$295.9	$247.5	$543.4
A summary of the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2022 and 2021 follows:

	2022	2021
Weighted-average remaining lease term (years)
Operating leases	7.2	8.2
Finance leases	29.6	28.2
Weighted-average discount rate
Operating leases	3.1%	3.2%
Finance leases	4.4%	3.8%
Supplemental cash flow and other non-cash information for the years ended December 31, 2022 and 2021 follow:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$151.6	$91.4
Operating cash flows from finance leases	$29.4	$25.8
Financing cash flows from finance leases	$33.6	$7.4
Leased assets obtained in exchange for new finance lease liabilities	$31.7	$50.2
Leased assets obtained in exchange for new operating lease liabilities	$73.9	$78.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2022	2021	2020
Current:
Federal	$72.4	$234.9	$71.7
State	81.5	67.3	43.6
Deferred:
Federal	164.2	(34.1)	65.4
State	16.9	18.6	12.6
State deferred benefit - change in valuation allowance	—	—	(17.2)
Uncertain tax positions and interest and other	8.9	(3.9)	(3.0)
Provision for income taxes	$343.9	$282.8	$173.1
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.6	4.5	4.4
Change in valuation allowance	—	—	(1.5)
Non-deductible expenses	1.1	1.0	1.7
Uncertain tax position taxes and interest	0.2	0.1	0.1
Investment tax credits	(7.6)	(8.0)	(8.8)
Other, net	(0.5)	(0.6)	(1.7)
Effective income tax rate	18.8%	18.0%	15.2%
During 2022, we acquired non-controlling interests in limited liability companies established to own solar energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2022 tax provision reflects a benefit of approximately $139 million due to the tax credits related to these investments.
Our 2021 tax provision was reduced by approximately $126 million related to the tax credits from our non-controlling interest in limited liability companies established to own solar energy assets.
Our 2020 tax provision was reduced by approximately $12 million from excess tax benefits related to stock compensation, approximately $100 million related to the tax credits from our non-controlling interest in limited liability companies established to own solar energy assets, approximately $17 million for adjustments to our valuation allowance due to the realizability of certain state loss carryforwards, and approximately $8 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2019 tax returns.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA, among other things, implements a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on stock repurchases and extends, enhances and creates several tax incentives to promote clean energy. While we continue to evaluate the IRA, at present, outside of the potential for future energy credits, we do not believe it will have a material effect on our audited consolidated financial statements.
We made income tax payments (net of refunds) of approximately $185 million, $300 million and $124 million for 2022, 2021, and 2020, respectively. Income taxes paid in 2022, 2021 and 2020 reflect benefits from tax credits from our continuing investments in solar energy. For 2022 and 2020 cash taxes paid also reflects benefits from 100% bonus depreciation on qualified assets.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net deferred income tax asset and liability as of December 31 follow:

	2022	2021
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(1,252.7)	$(949.2)
Difference between book and tax basis of intangible assets	(521.7)	(503.7)
Operating right-of-use lease assets	(74.3)	(66.5)
Basis difference due to redemption of partnership interests	(82.0)	(82.2)
Total liabilities	$(1,930.7)	$(1,601.6)
Deferred tax assets relating to:
Environmental reserves	$253.0	$217.6
Accruals not currently deductible	94.6	82.4
Net operating loss carryforwards	88.5	105.1
Difference between book and tax basis of other assets	14.4	22.5
Operating right-of-use lease liabilities	80.5	66.4
Other	15.2	14.1
Total assets	546.2	508.1
Valuation allowance	(43.1)	(43.7)
Net deferred tax asset	503.1	464.4
Net deferred tax liabilities	$(1,427.6)	$(1,137.2)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2022	2021	2020
Valuation allowance, beginning of year	$43.7	$43.8	$67.6
Additions charged to provision for income taxes	1.9	0.4	2.2
Deferred tax assets realized or written-off	(6.4)	0.1	(28.3)
Other, net	3.9	(0.6)	2.3
Valuation allowance, end of year	$43.1	$43.7	$43.8
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
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of approximately $77 million available as of December 31, 2022. These state net operating loss carryforwards expire at various times between 2023 and 2042. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2022, we have provided a valuation allowance of approximately $42 million.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2022	2021	2020
Balance at beginning of year	$101.5	$101.1	$100.7
Additions for tax positions of current year	7.1	—	—
Additions for tax positions of prior years	2.4	0.5	0.4
Reductions for tax positions of prior years	—	(0.1)	—
Balance at end of year	$111.0	$101.5	$101.1
Included in our gross unrecognized tax benefits as of December 31, 2022, 2021 and 2020 are $96.5 million, $93.6 million and $93.3 million, respectively, of unrecognized tax benefits (net of the federal benefit) that, if recognized, would affect our effective income tax rate in future periods. However, we are unable to estimate the resolution of these matters over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded interest expense of $1.1 million during 2022 and, in total as of December 31, 2022, have recognized a liability for penalties of $0.3 million and interest of $15.2 million.
During 2021, we recorded interest expense of approximately $0.8 million and, in total as of December 31, 2021, had recognized a liability for penalties of $0.3 million and interest of $13.7 million. During 2020, we accrued interest of $0.8 million and, in total as of December 31, 2020, had recognized a liability for penalties of $0.3 million and interest of $12.6 million.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
12.EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In October 2020, our Board of Directors amended and restated the Republic Services, Inc. Executive Incentive Plan (the 2021 Plan) to remove references to the performance-based compensation exception that was previously permitted but is no longer applicable under Section 162(m) of the Code. The purposes of the 2021 Plan are to promote the success of the Company; to provide designated Executive Officers with an opportunity to receive incentive compensation dependent upon that success; and to attract, retain and motivate such individuals. We currently have 12.0 million shares of common stock reserved for future grants under the 2021 Plan.
In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the 2007 Plan); in May 2007 our shareholders approved the 2007 Plan. In March 2011, our Board of Directors approved the Amended and Restated 2007 Stock Incentive Plan (the Amended and Restated 2007 SIP); in May 2011 our shareholders approved the Amended and Restated 2007 SIP. In March 2013, our Board of Directors approved the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (the Republic Amended and Restated 2007 SIP); in May 2013 our shareholders approved the Republic Amended and Restated 2007 SIP (the 2007 Plan, the Amended and Restated 2007 SIP and the Republic Amended and Restated 2007 SIP are collectively referred to as the Amended and Restated 2007 Stock Incentive Plan). No further awards will be made under the Amended and Restated 2007 Stock Incentive Plan.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2022, 2021 and 2020:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2019	1,499.5	$57.63
Granted	314.9	$95.75
Vested and issued	(538.2)	$50.63
Forfeited	(64.1)	$79.77
Unissued as of December 31, 2020	1,212.1	$69.47
Granted	358.0	$91.21
Vested and issued	(434.5)	$74.69
Forfeited	(44.8)	$87.43
Unissued as of December 31, 2021	1,090.8	$77.19
Granted	258.8	$122.54
Vested and issued	(388.4)	$74.34
Forfeited	(47.5)	$110.92
Unissued as of December 31, 2022	913.7	$85.43	0.7	$117.9
Vested and unissued as of December 31, 2022	407.4	$59.45
During the years ended December 31, 2022, 2021 and 2020, we awarded our non-employee directors 18,689, 26,328 and 29,331 RSUs, respectively, which vested upon issuance.
During the years ended December 31, 2022, 2021 and 2020, we awarded 226,108, 312,602 and 258,661 RSUs, respectively, to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after three or four years.
During the years ended December 31, 2022, 2021 and 2020, we granted an additional 13,969, 19,049 and 26,907 RSUs, respectively, as dividend equivalents.
The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the years ended December 31, 2022, 2021 and 2020, compensation expense related to RSUs totaled $22.8 million, $32.5 million and $26.2 million, respectively. In 2021, we recognized approximately $6 million of compensation expense related to the accelerated vesting of RSUs previously granted to Donald W. Slager that were previously scheduled to vest in 2022 and beyond as a result of his retirement as Chief Executive Officer (CEO) of Republic Services, Inc. in June 2021. As of December 31, 2022, total unrecognized compensation expense related to outstanding RSUs was $34.4 million, which will be recognized over a weighted average period of 2.6 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2022, 2021 and 2020:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	919.2	$65.92
Granted	247.0	$98.01
Vested and issued	(285.0)	$61.22
Forfeited	(27.6)	$88.29
Outstanding as of December 31, 2020	853.6	$76.14
Granted	313.1	$91.01
Vested and issued	(287.0)	$65.35
Forfeited	(22.4)	$91.20
Outstanding as of December 31, 2021	857.3	$84.79
Granted	156.6	$124.29
Vested and issued	(233.4)	$76.24
Forfeited	(24.3)	$109.62
Outstanding and Exercisable as of December 31, 2022	756.2	$95.19
During the years ended December 31, 2022, 2021 and 2020, we awarded 79,043, 181,322 and 127,278 PSUs to our executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC) and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2022, 2021 and 2020, we awarded 66,296, 118,168 and 102,994 PSUs to our employees other than our executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2022, 2021 and 2020, we granted an additional 11,304, 13,586 and 16,760 PSUs, respectively, as dividend equivalents.
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
During the years ended December 31, 2022, 2021 and 2020, compensation expense related to PSUs totaled $22.1 million, $47.1 million and $17.2 million, respectively. In 2021, we recognized approximately $16 million of compensation expense related to the accelerated vesting of PSUs previously granted to Mr. Slager that were previously scheduled to vest in 2022 and beyond as a result of his retirement in June 2021. As of December 31, 2022, total unrecognized compensation expense related to outstanding PSUs was $22.9 million, which will be recognized over a weighted average period of approximately 1 year.

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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2022 or 2021.
We must separately recognize the overfunded or underfunded status of the Plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the Plan assets. The PBO is equal to the accumulated benefit obligation (ABO) as the Plan is frozen and the present value of liabilities is not affected by future salary increases. We use a measurement date that coincides with our year end of December 31.
The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2022	2021
Accumulated benefit obligation	$172.3	$215.1
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$215.1	$219.2
Interest cost	5.7	4.7
Actuarial (gain) loss	(32.6)	6.7
Benefits paid	(15.9)	(15.5)
Projected benefit obligation at end of year	$172.3	$215.1
Change in plan assets:
Fair value of plan assets at beginning of year	$221.8	$232.5
Actual return on plan assets	(26.3)	6.3
Estimated expenses	(1.4)	(1.5)
Benefits paid	(15.9)	(15.5)
Fair value of plan assets at end of year	$178.2	$221.8
Over funded status	$5.9	$6.7
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$5.9	$6.7
Net amount recognized	$5.9	$6.7
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.13%	2.77%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2022 and 2021 were $11.8 million and $14.5 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net periodic benefit income for the years ended December 31 are summarized below:

	2022	2021	2020
Components of net periodic benefit income:
Interest cost	$5.7	$4.7	$6.4
Expected return on plan assets	(7.0)	(6.0)	(8.0)
Recognized net actuarial gain	—	—	(0.1)
Amortization of prior service cost	—	—	0.1
Net periodic benefit income	$(1.3)	$(1.3)	$(1.6)
Weighted average assumptions used to determine net periodic benefit income:
Discount rate	5.13%	2.77%	2.24%
Expected return on plan assets	5.40%	4.10%	3.45%
Rate of compensation increase	N/A	N/A	N/A
We determine the discount rate used in the measurement of our obligations based on a model that matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the Plan measurement date. When that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our obligation, based on the expected retirement dates of our workforce, is approximately six years.
In developing our expected rate of return assumption, we have evaluated the actual historical performance and long-term return projections of the Plan assets, which give consideration to the asset mix and the anticipated timing of the Plan outflows. We primarily utilize fixed income investments to minimize the volatility of the difference between the market value of the Plan assets and the present value of the obligation. Risk tolerance is established through careful consideration of Plan liabilities, Plan funded status and our financial condition. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.
The following table summarizes our target asset allocation as of December 31, 2022 and the actual asset allocation as of December 31, 2022 and 2021 for our Plan:

	December 31, 2022	December 31, 2022	December 31, 2021
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation
Debt securities	100%	100%	82%
Equity securities	—	—	18
Total	100%	100%	100%
Asset allocations are reviewed and rebalanced periodically based on funded status. For 2023, the investment strategy for Plan assets is to maintain a portfolio designed to achieve our target of an average long-term rate of return of 5.40%. While we believe we can achieve a long-term average return of 5.40%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among fixed income and cash portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Plan assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2022 and 2021:

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts and U.S. government securities	$23.6	$23.6	$—	$—
Fixed income securities	154.6	—	154.6	—
Total assets	$178.2	$23.6	$154.6	$—

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$5.0	$5.0	$—	$—
Mutual funds	216.8	—	216.8	—
Total assets	$221.8	$5.0	$216.8	$—
Estimated future benefit payments for the next ten years under the Plan follow:

2023	$15.5
2024	$15.7
2025	$15.5
2026	$15.8
2027	$15.5
2028 through 2032	$66.1
Collective Bargaining Agreements
As of December 31, 2022, approximately 23% of our workforce was covered by collective bargaining agreements (CBAs), and approximately 7% of our workforce was covered by CBAs that will expire during 2023.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2022 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.5 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2022 and 2021 is for the plans’ year ended September 30, or December 31, 2021 and 2020, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded and plans in the safe green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2021	2020	Implemented	2022	2021	2020	Imposed	of CBAs
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	$61.2	$52.2	$49.4	No	Various dates through 6/30/27
Local No. 731 I.B. of T., Pension Fund	36-6513567	Safe	Safe	No	8.1	8.7	8.8	No	Various dates through 1/31/24
Individually significant plans					69.3	60.9	58.2
All other plans	N/A	N/A	N/A	N/A	16.8	15.5	15.0	N/A
Total					$86.1	$76.4	$73.2
We are listed in the Form 5500 for Local No. 731, I.B. of T. Pension Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2022.
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
Total expense recorded for matching 401(k) contributions in 2022, 2021 and 2020 was $73.7 million, $62.4 million and $59.3 million, respectively.
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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $100.6 million and $133.5 million as of December 31, 2022 and 2021, respectively, and is classified in other assets in our consolidated balance

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
sheets. The DCP liability was $98.6 million and $119.4 million as of December 31, 2022 and 2021, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2022, 2021 and 2020, issuances under this plan totaled 99,680 shares, 104,217 shares and 116,865 shares, respectively. As of December 31, 2022, shares reserved for issuance to employees under this plan totaled 2.5 million and Republic held employee contributions of $2.9 million for the purchase of common stock.
13.SHARE REPURCHASES AND DIVIDENDS
Share Repurchases
Share repurchase activity during the years ended December 31, 2022, 2021 and 2020 follows (in millions except per share amounts):

	2022	2021	2020
Number of shares repurchased	1.6	2.2	1.2
Amount paid	$203.5	$252.2	$98.8
Weighted average cost per share	$124.02	$116.09	$85.06
As of December 31, 2022, 2021 and 2020 there were no repurchased shares pending settlement.
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2022, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.5 billion. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
Dividends
In October 2022, our Board of Directors approved a quarterly dividend of $0.495 per share. Aggregate cash dividends declared were $603.4 million, $563.0 million and $528.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we recorded a quarterly dividend payable of $156.4 million to shareholders of record at the close of business on January 3, 2023.

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

Earnings per share for the years ended December 31, 2022, 2021 and 2020 are calculated as follows (in thousands, except per share amounts):

	2022	2021	2020
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$1,487,586	$1,290,405	$967,237
Weighted average common shares outstanding	316,530	318,811	319,282
Basic earnings per share	$4.70	$4.05	$3.03
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$1,487,586	$1,290,405	$967,237
Weighted average common shares outstanding	316,530	318,811	319,282
Effect of dilutive securities:
Options to purchase common stock	—	—	52
Unvested RSU awards	152	266	175
Unvested PSU awards	398	348	327
Weighted average common and common equivalent shares outstanding	317,080	319,425	319,836
Diluted earnings per share	$4.69	$4.04	$3.02
During each of the years ended December 31, 2022, 2021 and 2020 there were less than 0.1 million antidilutive securities outstanding.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and solid waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and solid waste business operating primarily in geographic areas located in the southeastern and mid-western United States and the eastern seaboard of the United States. Group 3 is our environmental solutions business operating in geographic areas located across the United States and Canada. These groups are presented below as our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal. Prior to the third quarter of 2022, our environmental services operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
Summarized financial information concerning our reportable segments for the years ended December 31, 2022, 2021 and 2020 follows:

	Group 1	Group 2	Recycling & Solid Waste Subtotal	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2022
Gross Revenue	$7,240.5	$6,903.8	$14,144.3	$1,262.5	$238.3	$15,645.1
Intercompany Revenue	(1,104.5)	(930.9)	(2,035.4)	(46.6)	(51.8)	(2,133.8)
Net Revenue	$6,136.0	$5,972.9	$12,108.9	$1,215.9	$186.5	$13,511.3
Gross Adjusted EBITDA	$1,979.4	$1,685.9	$3,665.3	$253.7	$10.3	$3,929.3
Adjusted EBITDA allocations	27.5	25.4	52.9	(42.6)	(10.3)	—
Net Adjusted EBITDA	$2,006.9	$1,711.3	$3,718.2	$211.1	$—	$3,929.3
Adjusted EBITDA margin	32.2%	28.2%	30.2%	17.4%	—%	29.1%
Capital Expenditures	$626.2	$527.7	$1,153.9	$141.7	$158.4	$1,454.0
Total Assets	$12,494.3	$10,439.4	$22,933.7	$4,086.3	$2,032.9	$29,052.9

2021
Gross Revenue	$6,630.0	$6,229.1	$12,859.1	$242.4	$220.3	$13,321.8
Intercompany Revenue	(1,071.1)	(905.7)	(1,976.8)	(19.5)	(30.5)	(2,026.8)
Net Revenue	$5,558.9	$5,323.4	$10,882.3	$222.9	$189.8	$11,295.0
Gross Adjusted EBITDA	$1,841.1	$1,494.8	$3,335.9	$44.6	$3.0	$3,383.5
Adjusted EBITDA allocations	1.6	1.4	3.0	—	(3.0)	—
Net Adjusted EBITDA	$1,842.7	$1,496.2	$3,338.9	$44.6	$—	$3,383.5
Adjusted EBITDA margin	32.6%	27.6%	30.2%	20.0%	—%	30.0%
Capital Expenditures	$601.9	$541.8	$1,143.7	$50.8	$121.8	$1,316.3
Total Assets	$12,199.2	$9,926.9	$22,126.1	$1,211.6	$1,617.3	$24,955.0

2020
Gross Revenue	$6,059.3	$5,581.2	$11,640.5	$162.8	$228.4	$12,031.7
Intercompany Revenue	(1,001.8)	(828.6)	(1,830.4)	(18.0)	(29.7)	(1,878.1)
Net Revenue	$5,057.5	$4,752.6	$9,810.1	$144.8	$198.7	$10,153.6
Gross Adjusted EBITDA	$1,639.8	$1,267.1	$2,906.9	$27.5	$54.9	$2,989.3
Adjusted EBITDA allocations	29.0	25.9	54.9	—	(54.9)	—
Net Adjusted EBITDA	$1,668.8	$1,293.0	$2,961.8	$27.5	$—	$2,989.3
Adjusted EBITDA margin	32.3%	26.7%	29.7%	19.0%	—%	29.4%
Capital Expenditures	$546.6	$465.8	$1,012.4	$26.3	$155.9	$1,194.6
Total Assets	$11,761.0	$9,256.0	$21,017.0	$410.8	$2,006.2	$23,434.0
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for Corporate entities and other primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue and overhead costs generated by Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis amongst our reportable segments to calculate EBITDA and Adjusted EBITDA. This presentation is consistent with how our chief operating decision maker reviews results of operations to make resource allocation decisions.
Net Adjusted EBITDA reflects the allocation of Gross Adjusted EBITDA from Corporate entities and other to our reportable segments. As presented in the tables below, Adjusted EBITDA reflects certain adjustments for US Ecology deal and integration costs, losses on equity method investments, (gains) losses on business divestitures, restructuring expenses, adjustments to withdrawal liabilities from multi-employer pension funds, accelerated vesting of compensation expense related to the 2021 CEO transition, loss on extinguishment of debt and other related costs and Bridgeton insurance recovery.
The following table calculates our EBITDA and EBITDA margin for the years ended December 31, 2022, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	2022		2021		2020
Net income attributable to Republic Services, Inc.	$1,487.6	11.0%	$1,290.4	11.4%	$967.2	9.5%
Net income attributable to noncontrolling interests	—		1.9		2.4
Provision for income taxes	343.9		282.8		173.1
Other expense (income), net	2.3		0.5		(4.1)
Interest income	(3.3)		(2.5)		(5.2)
Interest expense	395.6		314.6		355.6
Depreciation, amortization and depletion	1,351.6		1,185.5		1,075.9
Accretion	89.6		82.7		82.9
EBITDA and EBITDA margin	$3,667.3	27.1%	$3,155.9	27.9%	$2,647.8	26.1%
The following table calculates our adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2022, 2021 and 2020 (in millions of dollars and as a percentage of revenue):

	2022		2021		2020
EBITDA	$3,667.3	27.1%	$3,155.9	27.9%	$2,647.8	26.1%
Loss from unconsolidated equity method investment	165.6		188.5		118.2
Adjustment to withdrawal liability for multiemployer pension funds	(1.6)		—		34.5
Restructuring charges	27.0		16.6		20.0
(Gain) loss on business divestitures and impairments, net	(6.3)		0.5		77.7
US Ecology, Inc. acquisition integration and deal costs	77.3		—		—
Accelerated vesting of compensation expense for CEO transition	—		22.0		—
Loss on extinguishment of debt and other related costs	—		—		101.9
Bridgeton insurance recovery	—		—		(10.8)
Total adjustments	262.0		227.6		341.5
Adjusted EBITDA and adjusted EBITDA margin	$3,929.3	29.1%	$3,383.5	30.0%	$2,989.3	29.4%

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.REVENUE
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2022		2021		2020
Collection:
Residential	$2,642.6	19.5%	$2,452.8	21.7%	$2,309.0	22.7%
Small-container	3,945.7	29.2	3,417.7	30.3	3,106.8	30.6
Large-container	2,701.1	20.0	2,355.6	20.8	2,128.5	21.0
Other	53.9	0.4	52.1	0.5	45.2	0.5
Total collection	9,343.3	69.1	8,278.2	73.3	7,589.5	74.8
Transfer	1,574.5		1,490.0		1,349.4
Less: intercompany	(849.8)		(814.4)		(745.9)
Transfer, net	724.7	5.4	675.6	6.0	603.5	5.9
Landfill	2,681.7		2,516.6		2,307.3
Less: intercompany	(1,131.9)		(1,092.8)		(1,018.5)
Landfill, net	1,549.8	11.5	1,423.8	12.6	1,288.8	12.7
Environmental solutions	1,262.1		242.4		163.3
Less: intercompany	(53.9)		(19.5)		(18.1)
Environmental solutions, net	1,208.2	8.9	222.9	2.0	145.2	1.4
Other:
Recycling processing and commodity sales	359.3	2.7	420.5	3.7	297.1	2.9
Other non-core	326.0	2.4	274.0	2.4	229.5	2.3
Total other	685.3	5.1	694.5	6.1	526.6	5.2
Total revenue	$13,511.3	100.0%	$11,295.0	100.0%	$10,153.6	100.0%
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
Revenue by Service Line
Collection Services
Our collection business involves the collection of material for transport to transfer stations, or directly to landfills or recycling centers. Our collection services business includes both recurring and temporary customer relationships. Our standard contract duration is three years, although some of our exclusive franchises are for significantly longer periods. The fees received for collection services are based primarily on the market, collection frequency, type of service, type and volume or weight of the material collected, the distance to the disposal facility and the cost of disposal.
In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2021 was recognized as revenue during 2022 when the service was performed.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Environmental Solutions
Environmental solutions revenue is primarily generated from the fees we charge for the collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste, field and industrial services, equipment rental, emergency response and standby services and in-plant services, such as transportation and logistics, including at our transfer, storage and disposal facilities (TSDF). Activity for this service line varies across markets and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these agreements is variable in nature and primarily based on the volume and type of waste accepted or processed during the period. For certain field and industrial services contracts, we have a right to consideration from our customers in an amount that corresponds directly with the value to the customer of the Company's performance completed to date. Therefore, we have applied the practice expedient to recognize revenue in the amount to which we have the right to invoice.
Recycling Processing and Commodity Sales
Our recycling centers generate revenue through the processing and sale of old corrugated cardboard (OCC), old newsprint (ONP), aluminum, glass and other materials at market prices. In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume and type of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.
Revenue Recognition
Our service obligations of a long-term nature, e.g., certain collection service contracts, are satisfied over time, and we recognize revenue based on the value provided to the customer during the period. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of material collected, treated, transported and disposed, and the nature of the material accepted. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of December 31, 2022 and 2021, we recognized $80.2 million and $80.6 million, respectively, of deferred contract costs and capitalized sales commissions. During the years ended December 31, 2022, 2021 and 2020, we amortized $13.4 million, $12.5 million and $12.2 million, respectively, of capitalized sales commissions to selling, general and administrative expenses, and $5.7 million, $6.4 million and $6.5 million, respectively, of other deferred contract costs as a reduction of revenue.
17.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the years ended December 31, 2022, 2021 and 2020 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Foreign Currency Translation	Total
Balance as of December 31, 2019	$(13.7)	$15.9	$—	$2.2
Other comprehensive (loss) income before reclassifications	(22.5)	2.1	—	(20.4)
Amounts reclassified from accumulated other comprehensive loss	5.8	—	—	5.8
Net current-period other comprehensive (loss) income	(16.7)	2.1	—	(14.6)
Balance as of December 31, 2020	(30.4)	18.0	—	(12.4)
Other comprehensive loss before reclassifications	—	(5.8)	—	(5.8)
Amounts reclassified from accumulated other comprehensive loss	4.6	(1.0)	—	3.6
Net current-period other comprehensive income (loss)	4.6	(6.8)	—	(2.2)
Balance as of December 31, 2021	(25.8)	11.2	—	(14.6)
Other comprehensive income (loss) before reclassifications	8.4	(1.6)	(5.0)	1.8
Amounts reclassified from accumulated other comprehensive loss	1.1	(0.4)	—	0.7
Net current-period other comprehensive income (loss)	9.5	(2.0)	(5.0)	2.5
Balance as of December 31, 2022	$(16.3)	$9.2	$(5.0)	$(12.1)
A summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2022	2021	2020	Affected Line Item in the Statement Where Net Income is Presented
(Loss) gain on cash flow hedges:
Terminated interest rate locks	$(5.9)	$(6.2)	$(7.9)	Interest expense
2022 Interest Rate Swap	4.4	—	—	Interest expense
Total before tax	(1.5)	(6.2)	(7.9)
Tax benefit	0.4	1.6	2.1
Net of tax	(1.1)	(4.6)	(5.8)

Pension gains:
Pension settlement	0.5	1.3	—	Other income
Tax expense	(0.1)	(0.3)	—
Net of tax	0.4	1.0	—
Total gain (loss) reclassified into earnings, net of tax	$(0.7)	$(3.6)	$(5.8)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.FINANCIAL INSTRUMENTS
The effect of our derivative instruments in fair value and cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 follows (in millions):

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2022	2021	2020
	Interest Expense	Interest Expense	Interest Expense

Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(395.6)	$(314.6)	$(355.6)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$2.9	$7.9	$5.7
Net periodic (loss) earnings	$(3.3)	$(0.1)	$2.0
Effect of dedesignation	$—	$—	$4.7
(Loss) gain on cash flow hedging relationships:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings, net of tax
Interest rate swap locks	$(4.4)	$(4.6)	$(5.8)
2022 Interest Rate Swap	$3.3	$—	$—

The effects of derivative instruments not in Subtopic 815-20:
Loss on free-standing derivative instruments:
Interest rate swaps:
Loss on change in fair value of free-standing derivative instruments	$(5.0)	$(4.4)	$(0.1)
Interest rate contract:
Net gain (loss) on change in fair value of free-standing derivative instruments	$2.1	$0.3	$(2.7)
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2022 and 2021, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2022
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$38.3	$38.3	$38.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.9	56.9	—	56.9	—
Derivative and hedging assets - other assets	105.8	105.8	—	105.8	—
Total assets	$201.0	$201.0	$38.3	$162.7	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$102.0	$102.0	$—	$102.0	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65.1	65.1	—	—	65.1
Total liabilities	$167.1	$167.1	$—	$102.0	$65.1

	December 31, 2021
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$35.2	$35.2	$35.2	$—	$—
Bonds - restricted cash and marketable securities and other assets	63.1	63.1	—	63.1	—
Derivative and hedging assets - other assets	19.7	19.7	—	19.7	—
Total assets	$118.0	$118.0	$35.2	$82.8	$—
Liabilities:
Other derivative liabilities - other long-term liabilities	$50.7	$50.7	$—	$50.7	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	68.8	68.8	—	—	68.8
Total liabilities	$119.5	$119.5	$—	$50.7	$68.8
Total Debt
As of December 31, 2022 and 2021, the carrying value of our total debt was $11.8 billion and $9.6 billion, respectively, and the fair value of our total debt was $11.1 billion and $10.3 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates -are based on Level 2 inputs of the fair value hierarchy as of December 31, 2022 and 2021. See Note 9, Debt, for further information related to our debt.
Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2022, the Sonoma contingent consideration represents the fair value of $60.2 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $78 million and $113 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2022, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $9 million relating to our outstanding legal proceedings as of December 31, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $7 million higher than the amount recorded as of December 31, 2022.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements, as of December 31, 2022 are as follows:

2023	$133.9
2024	103.8
2025	69.2
2026	42.0
2027	36.1
Thereafter	360.2
$745.2
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

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$143.4	$29.0	$38.2
Restricted cash and marketable securities	127.6	139.0	149.1
Less: restricted marketable securities	(56.7)	(62.4)	(73.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$214.3	$105.6	$114.2
Our restricted cash and marketable securities includes amounts pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits and relating to our final capping, closure and post-closure obligations at our landfills and restricted cash and marketable securities related to our insurance obligations.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2022	2021
Financing proceeds	$—	$12.4
Capping, closure and post-closure obligations	39.1	42.4
Insurance	88.5	84.2
Total restricted cash and marketable securities	$127.6	$139.0
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and our performance under certain collection, landfill and transfer station contracts. We satisfy our financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our insurance program and collateral for certain performance obligations.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2022	2021
Letters of credit	$475.0	$465.5
Surety bonds	$4,322.3	$3,950.2
We had $347.6 million and $341.9 million of letters of credit outstanding under our Credit Facility as of December 31, 2022 and 2021, respectively. Surety bonds subject to expiration will expire on various dates through 2029.
These financial instruments are issued in the normal course of business and are not classified as debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the environmental services industry. We account for this investment using an alternative measurement approach. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,606.0 million were outstanding as of December 31, 2022. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and a surety bond.
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
Guarantees
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. We do not believe that these contingent obligations will have a material effect on our consolidated financial position, results of operations or cash flows.
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
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
REPORT OF MANAGEMENT ON REPUBLIC SERVICES, INC.’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We, as members of management of Republic Services, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2022, based on the specified criteria.
Our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In May 2022, we acquired all of the issued and outstanding equity of US Ecology. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of December 31, 2022 did not include an assessment of internal control over financial reporting as it relates to this acquisition. We will continue the process of implementing internal controls over financial reporting for this acquired business. US Ecology contributed approximately 6% of revenue for the year ended December 31, 2022.
ITEM 9B.OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings Proposal 1 - Election of Directors, Biographical Information Regarding Directors/Nominees, Board of Directors and Corporate Governance Matters, Delinquent Section 16(a) Reports and Executive Officers in the Proxy Statement for the 2023 Annual Meeting of Shareholders.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings Executive Compensation and Director Compensation in the Proxy Statement for the 2023 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings Security Ownership of Five Percent Shareholders and Security Ownership of the Board of Directors and Management in the Proxy Statement for the 2023 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2022 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	1.4	$122.54	30.1
Equity compensation plans not approved by security holders	—	—	—
Total	1.4	$122.54	30.1
 ____________
(a)Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan, our 2018 Employee Stock Purchase Plan (ESPP) and our 2021 Stock Incentive Plan.
(b)Includes no stock options as all were exercised in 2020, 0.9 million shares underlying restricted stock units, 0.5 million shares underlying performance shares and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.
(c)Excludes restricted stock units and performance shares as these awards do not have exercise prices.
(d)The shares remaining available for future issuances include 12.0 million shares under our 2021 Stock Incentive Plan and 2.5 million shares under our ESPP. No further awards will be granted under the Amended and Restated 2007 Stock Incentive Plan after December 31, 2020.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings Board of Directors and Corporate Governance Matters and Certain Relationships and Related Party Transactions in the Proxy Statement for the 2023 Annual Meeting of Shareholders.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading Audit and Related Fees in the Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

3.3	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2022).
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

Exhibit Number	Description
4.26	Eighth Supplemental Indenture, dated as of August 7, 2019, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.500% Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 1, 2019).
4.27	Ninth Supplemental Indenture, dated as of February 27, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.300% Notes due 2030 and the form of 3.050% Notes due 2050 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 21, 2020).
4.28	Tenth Supplemental Indenture, dated as of August 20, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 1.450% Notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 13, 2020).
4.29	Eleventh Supplemental Indenture, dated as of November 24, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 0.875% Notes due 2025 and the form of 1.750% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 2020).
4.30	Amended and Restated Credit Agreement, dated as of August 17, 2021, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 23, 2021).
4.31	Twelfth Supplemental Indenture, dated as of November 8, 2021, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.375% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 4, 2021).
4.32	Form of Commercial Paper Dealer Agreement--4(a)(2) Program, dated as of May 25, 2022, between Republic Services, Inc. and the applicable dealer party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 1, 2022).
10.1+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.2+	Republic Services, Inc. Executive Incentive Plan, as amended and restated effective October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).
10.3+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.4+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.5+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.6+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the SEC on October 27, 2010).
10.7+	Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.8+	Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).
10.9*	Republic Services, Inc. Executive Separation Policy, as amended as of February 8, 2023
10.10+	Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.11+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Description
10.12+	Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.13+	Amended and Restated Clawback Policy, dated February 24, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).
10.14+	Form of Performance Share Agreement, adopted January 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.15+	Form of Employee Restricted Stock Unit Agreement - Senior Executive, adopted January 7, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 9, 2015).
10.16+	Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).
10.17+	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.18+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective June 13, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.19+	Republic Services, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018).
10.20+	Offer Letter, dated April 29, 2019, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.21+	Offer Letter, dated April 29, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.22+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective May 1, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.23+	Offer letter, dated May 29, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.24+	Non-Competition, Non-Solicitation, and Confidentiality Agreement, effective June 1, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.25+	Offer letter, dated March 26, 2021, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.26+	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective June 25, 2021, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.27+	Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.28+	Form of Performance Share Agreement (Executive Officer) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.29+	Form of Performance Share Agreement (Other Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.30+	Form of Performance Share Agreement (Non-Executive Officer EVP) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.31+	Form of Employee Restricted Stock Unit Agreement (Senior Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

Exhibit Number	Description
10.32+	Form of Employee Restricted Stock Unit Agreement (Senior Executive, Cliff Vesting) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.33+	Form of Employee Restricted Stock Unit Agreement (Other Employees) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
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

Date:	February 21, 2023	REPUBLIC SERVICES, INC.
		By:	/s/ JON VANDER ARK
Jon Vander Ark
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JON VANDER ARK	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Jon Vander Ark

/s/ BRIAN DELGHIACCIO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Brian DelGhiaccio

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Brian A. Goebel

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 21, 2023
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 21, 2023
Tomago Collins

/s/ MICHAEL A. DUFFY	Director	February 21, 2023
Michael A. Duffy

/s/ THOMAS W. HANDLEY	Director	February 21, 2023
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 21, 2023
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 21, 2023
Michael Larson

	Director	February 21, 2023
Kim S. Pegula

/s/ JAMES P. SNEE	Director	February 21, 2023
James P. Snee

/s/ BRIAN S. TYLER	Director	February 21, 2023
Brian S. Tyler

/s/ SANDRA M. VOLPE	Director	February 21, 2023
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 21, 2023
Katharine B. Weymouth