Form 10-Q
period 2023-03-31
REPUBLIC SERVICES, INC.
filed 2023-04-28
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 20, 2023, the registrant had outstanding 316,282,323 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 4,353,793).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132.2	$143.4
Accounts receivable, less allowance for doubtful accounts and other of $58.8 and $51.9, respectively	1,686.4	1,677.2
Prepaid expenses and other current assets	422.8	536.5
Total current assets	2,241.4	2,357.1
Restricted cash and marketable securities	132.7	127.6
Property and equipment, net	10,658.6	10,744.0
Goodwill	14,622.2	14,451.5
Other intangible assets, net	355.5	347.2
Other assets	1,071.0	1,025.5
Total assets	$29,081.4	$29,052.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984.2	$1,221.8
Notes payable and current maturities of long-term debt	457.1	456.0
Deferred revenue	467.1	443.0
Accrued landfill and environmental costs, current portion	135.2	132.6
Accrued interest	63.2	79.0
Other accrued liabilities	922.5	1,058.3
Total current liabilities	3,029.3	3,390.7
Long-term debt, net of current maturities	11,467.8	11,329.5
Accrued landfill and environmental costs, net of current portion	2,153.6	2,141.3
Deferred income taxes and other long-term tax liabilities, net	1,556.5	1,528.8
Insurance reserves, net of current portion	328.2	315.1
Other long-term liabilities	628.7	660.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 320.6 and 320.3 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,858.4	2,843.2
Retained earnings	7,582.7	7,356.3
Treasury stock, at cost; 4.3 and 4.2 shares, respectively	(518.5)	(504.6)
Accumulated other comprehensive loss, net of tax	(9.3)	(12.1)
Total Republic Services, Inc. stockholders’ equity	9,916.5	9,686.0
Non-controlling interests in consolidated subsidiary	0.8	0.8
Total stockholders’ equity	9,917.3	9,686.8
Total liabilities and stockholders’ equity	$29,081.4	$29,052.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$3,581.1	$2,970.1
Expenses:
Cost of operations	2,169.5	1,763.6
Depreciation, amortization and depletion	358.7	310.4
Accretion	24.1	21.7
Selling, general and administrative	379.2	307.8
Restructuring charges	5.5	6.0
Operating income	644.1	560.6
Interest expense	(126.7)	(83.5)
Loss on extinguishment of debt	(0.2)	—
Gain (loss) from unconsolidated equity method investments	1.0	(3.8)
Interest income	1.4	0.5
Other income (expense), net	2.5	(1.6)
Income before income taxes	522.1	472.2
Provision for income taxes	138.2	120.3
Net income	383.9	351.9
Net loss attributable to non-controlling interests in consolidated subsidiary	—	0.1
Net income attributable to Republic Services, Inc.	$383.9	$352.0
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.21	$1.11
Weighted average common shares outstanding	316.7	316.6
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.21	$1.11
Weighted average common and common equivalent shares outstanding	317.1	317.2
Cash dividends per common share	$0.495	$0.460
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$383.9	$351.9
Other comprehensive income (loss), net of tax
Hedging activity:
Realized (income) loss reclassified into earnings	(2.6)	1.1
Unrealized gain	5.2	—
Pension activity:
Change in funded status of pension plan obligations	0.2	—
Other comprehensive income, net of tax	2.8	1.1
Comprehensive income	386.7	353.0
Comprehensive loss attributable to non-controlling interests	—	0.1
Comprehensive income attributable to Republic Services, Inc.	$386.7	$353.1

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2022	320.3	$3.2	$2,843.2	$7,356.3	(4.2)	$(504.6)	$(12.1)	$0.8	$9,686.8
Net income	—	—	—	383.9	—	—	—	—	383.9
Other comprehensive income	—	—	—	—	—	—	2.8	—	2.8
Cash dividends declared	—	—	—	(156.5)	—	—	—	—	(156.5)
Issuances of common stock	0.3	—	2.9	—	(0.1)	(13.9)	—	—	(11.0)
Stock-based compensation	—	—	12.3	(1.0)	—	—	—	—	11.3
Balance as of March 31, 2023	320.6	$3.2	$2,858.4	$7,582.7	(4.3)	$(518.5)	$(9.3)	$0.8	$9,917.3

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2021	319.6	$3.2	$2,789.5	$6,475.6	(2.4)	$(274.8)	$(14.6)	$0.8	$8,979.7
Net income	—	—	—	352.0	—	—	—	(0.1)	351.9
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(145.3)	—	—	—	—	(145.3)
Issuances of common stock	0.3	—	2.6	—	(0.1)	(14.1)	—	—	(11.5)
Stock-based compensation	—	—	13.2	(0.9)	—	—	—	—	12.3
Purchase of common stock for treasury	—	—	—	—	(1.6)	(203.5)	—	—	(203.5)
Balance as of March 31, 2022	319.9	$3.2	$2,805.3	$6,681.4	(4.1)	$(492.4)	$(13.5)	$0.7	$8,984.7

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities:
Net income	$383.9	$351.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	382.8	332.1
Non-cash interest expense	24.7	18.8
Stock-based compensation	11.6	12.4
Deferred tax provision	14.5	24.9
Provision for doubtful accounts, net of adjustments	7.8	6.6
Loss on extinguishment of debt	0.2	—
Gain on disposition of assets and asset impairments, net	(3.8)	(1.7)
(Gain) loss from unconsolidated equity method investments	(1.0)	3.8
Other non-cash items	(1.6)	3.4
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(3.3)	(38.4)
Prepaid expenses and other assets	87.2	54.8
Accounts payable	(71.1)	73.0
Capping, closure and post-closure expenditures	(8.8)	(7.1)
Remediation expenditures	(11.6)	(10.0)
Other liabilities	(126.2)	(118.9)
Proceeds for retirement of certain hedging relationships	2.4	—
Cash provided by operating activities	687.7	705.6
Cash (used in) provided by investing activities:
Purchases of property and equipment	(378.6)	(334.1)
Proceeds from sales of property and equipment	6.0	16.8
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(290.9)	(81.6)
Cash paid for business divestitures	(0.7)	—
Purchases of restricted marketable securities	(4.5)	(2.5)
Sales of restricted marketable securities	4.4	2.1
Other	11.0	(0.1)
Cash used in investing activities	(653.3)	(399.4)
Cash provided by (used in) financing activities:
Proceeds from credit facilities and notes payable, net of fees	6,675.5	638.9
Proceeds from issuance of senior notes, net of discount and fees	1,183.6	—
Payments of credit facilities and notes payable	(7,729.5)	(590.9)
Issuances of common stock, net	(11.0)	(11.5)
Purchases of common stock for treasury	—	(203.5)
Cash dividends paid	(156.4)	(145.9)
Contingent consideration payments	(4.2)	(1.8)
Cash used in financing activities	(42.0)	(314.7)
Effect of foreign exchange rate changes on cash	—	—
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(7.6)	(8.5)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	214.3	105.6
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$206.7	$97.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is one of the largest providers of environmental services in the United States, as measured by revenue. Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and solid waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and solid waste business operating primarily in geographic areas located in the southeastern and mid-western United States, the eastern seaboard of the United States, and Canada. Group 3 is our environmental solutions business operating primarily in geographic areas located across the United States and Canada. These groups represent our reportable segments, which each provide integrated environmental solutions, including but not limited to collection, transfer, recycling, and disposal. Prior to the third quarter of 2022, our environmental services operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension funds, employee benefit plans, deferred taxes, uncertain tax positions, and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 on January 1, 2023 did not have a material impact on our consolidated financial statements.
As of March 31, 2023, certain of our vendors chose to opt into our vendor supply finance agreement. This agreement allows a vendor to choose, on an invoice by invoice basis, to receive an earlier payment verses a payment based on its original contracted terms (which, depending on the vendor, could extend up to 90 days or longer). As of March 31, 2023 and December 31, 2022, the amounts outstanding under these programs were not material.
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the three months ended March 31, 2023 and 2022. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2023	2022
Purchase price:
Cash used in acquisitions, net of cash acquired of $9.5 and —, respectively	$221.9	$42.9
Holdbacks	2.2	4.7
Total	$224.1	$47.6
Allocated as follows:
Accounts receivable	$14.2	$3.6
Prepaid expenses	0.8	—
Property and equipment	31.6	11.2
Inventory	0.9	—
Accounts payable	(5.3)	—
Deferred income tax liabilities	(9.2)	—
Other liabilities	(3.7)	(1.3)
Fair value of tangible assets acquired and liabilities assumed	29.3	13.5
Excess purchase price to be allocated	$194.8	$34.1
Excess purchase price allocated as follows:
Other intangible assets	$23.4	$8.5
Goodwill	171.4	25.6
Total allocated	$194.8	$34.1
The purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. We do not expect that the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
On May 2, 2022, we acquired all outstanding equity of US Ecology, Inc. (US Ecology) in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. We financed the transaction using the proceeds of a new $1.0 billion unsecured Term Loan Credit Agreement (the Term Loan Facility) and borrowings under our existing $3.0 billion unsecured revolving credit facility. The preliminary purchase price allocation for the US Ecology acquisition remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired, such as property, plant and equipment, landfill development costs and customer relationship intangible assets, as well as certain leases and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We do not expect a step-up in the tax basis of the assets recognized in connection with the US Ecology acquisition, and do not expect the goodwill and intangible assets will be deductible for tax purposes.
In the three months ended March 31, 2023 and 2022, we incurred $7.6 million and $4.8 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology. The 2023 costs primarily related to the integration of certain software systems as well as rebranding the business, and the 2022 costs included certain costs to close the acquisition.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Investments
In 2023 and 2022, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $1.5 million and $11.0 million, which were recorded to other assets in our March 31, 2023 and 2022 consolidated balance sheets, respectively. During the three months ended March 31, 2023, we increased the carrying value of these investments by $1.3 million as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. During the three months ended March 31, 2022, we reduced the carrying value of these investments by $0.4 million as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect no benefits for the three months ended March 31, 2023, and benefits of $1.2 million for the three months ended March 31, 2022, due to the tax credits related to these investments. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Restructuring Charges
During the three months ended March 31, 2023 and 2022, we incurred restructuring charges of $5.5 million and $6.0 million, respectively. The 2023 charges primarily related to the redesign of our customer billing and asset management software systems, and the 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems which was completed with systems being placed into production in the fourth quarter of 2022. We paid $5.0 million and $5.9 million during 2023 and 2022, respectively, related to these restructuring efforts.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2022	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of March 31, 2023
Group 1	$6,637.9	$5.9	$—	$—	$6,643.8
Group 2	6,238.3	154.6	—	(0.4)	6,392.5
Group 3	1,575.3	10.9	—	(0.3)	1,585.9
Total	$14,451.5	$171.4	$—	$(0.7)	$14,622.2
Goodwill by reportable segment as of December 31, 2022 and March 31, 2023 reflects the presentation of Group 3 as a reportable segment. Prior to the third quarter of 2022, Group 3 was aggregated with Corporate entities and other.
Adjustments to acquisitions during the three months ended March 31, 2023 primarily related to changes in our valuation of tangible assets and liabilities assumed as a result of obtaining new information regarding the acquisitions that closed in 2022.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2022	Acquisitions	Adjustments and Other	Balance as of March 31, 2023	Balance as of December 31, 2022	Additions Charged to Expense	Adjustments and Other	Balance as of March 31, 2023	Other Intangible Assets, Net as of March 31, 2023
Customer relationships	$1,013.5	$20.7	$—	$1,034.2	$(709.1)	$(11.9)	$—	$(721.0)	$313.2
Non-compete agreements	67.9	1.8	—	69.7	(50.9)	(1.6)	—	(52.5)	17.2
Other intangible assets	77.0	0.9	—	77.9	(51.2)	(1.6)	—	(52.8)	25.1
Total	$1,158.4	$23.4	$—	$1,181.8	$(811.2)	$(15.1)	$—	$(826.3)	$355.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 follows:

	2023	2022
Prepaid expenses	$110.8	$114.3
Income taxes receivable	107.7	214.0
Inventories	97.9	96.6
Other non-trade receivables	49.5	59.8
Reinsurance receivable	31.8	31.9
Prepaid fees for cloud-based hosting arrangements, current	18.9	14.4
Other current assets	6.2	5.5
Total	$422.8	$536.5
Other Assets
A summary of other assets as of March 31, 2023 and December 31, 2022 follows:

	2023	2022
Investments	$351.1	$281.4
Operating right-of-use lease assets	263.4	275.1
Deferred compensation plan	103.5	100.6
Derivative and hedging assets	89.9	105.8
Reinsurance receivable	81.4	84.1
Deferred contract costs and sales commissions	80.6	80.2
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	52.9	51.4
Amounts recoverable for capping, closure and post-closure obligations	21.0	20.5
Deferred financing costs	4.8	5.1
Other	22.4	21.3
Total	$1,071.0	$1,025.5
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2023 and December 31, 2022 follows:

	2023	2022
Accrued payroll and benefits	$212.2	$342.6
Insurance reserves, current	196.1	187.5
Accrued dividends	156.5	156.4
Accrued fees and taxes	155.7	168.5
Operating right-of-use lease liabilities, current	60.2	57.9
Ceded insurance reserves, current	33.7	32.0
Accrued professional fees and legal settlement reserves	8.9	8.6
Other	99.2	104.8
Total	$922.5	$1,058.3

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2023 and December 31, 2022 follows:

	2023	2022
Operating right-of-use lease liabilities	$224.5	$238.0
Deferred compensation plan liability	104.9	98.6
Derivative and hedging liabilities	86.9	99.7
Ceded insurance reserves	79.5	84.1
Contingent purchase price and acquisition holdbacks	60.4	60.5
Withdrawal liability - multiemployer pension funds	19.9	20.0
Legal settlement reserves	2.0	2.1
Other	50.6	57.7
Total	$628.7	$660.7
6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2023, we owned or operated 206 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we had post-closure responsibility for 128 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2023 and December 31, 2022 follows:

	2023	2022
Landfill final capping, closure and post-closure liabilities	$1,808.3	$1,786.4
Environmental remediation	480.5	487.5
Total accrued landfill and environmental costs	2,288.8	2,273.9
Less: current portion	(135.2)	(132.6)
Long-term portion	$2,153.6	$2,141.3
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31, 2023 and 2022:

	2023	2022
Asset retirement obligation liabilities, beginning of year	$1,786.4	$1,507.3
Non-cash additions	15.0	12.8
Acquisitions, net of divestitures and other adjustments	—	(5.2)
Asset retirement obligation adjustments	(8.4)	1.0
Payments	(8.8)	(7.0)
Accretion expense	24.1	21.7
Asset retirement obligation liabilities, end of period	1,808.3	1,530.6
Less: current portion	(73.9)	(66.7)
Long-term portion	$1,734.4	$1,463.9
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2023 would be approximately $374 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2023 and 2022:

	2023	2022
Environmental remediation liabilities, beginning of year	$487.5	$454.9
Payments	(11.6)	(10.0)
Accretion expense (non-cash interest expense)	4.6	4.1
Environmental remediation liabilities, end of period	480.5	449.0
Less: current portion	(61.3)	(55.8)
Long-term portion	$419.2	$393.2
Bridgeton Landfill. During the three months ended March 31, 2023, we paid $3.2 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of March 31, 2023, the remediation liability recorded for this site was $84.0 million, of which approximately $12 million is expected to be paid during the remainder of 2023.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On September 27, 2018, the U.S. Environmental Protection Agency (EPA) issued a Record of Decision Amendment for West Lake that includes a total undiscounted cost estimate of $229.0 million over a four to five year design and construction timeline. On March 11, 2019, the EPA issued special notice letters under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) to Bridgeton Landfill, LLC and the other currently designated Potentially Responsible Parties to initiate negotiations to implement the remedy. At this time, we are neither able to predict the final design of that remedy, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. Currently, we believe we are adequately reserved for our expected remediation liability. However, subsequent events related to remedy design, divisibility, or allocation may require us to modify our expected remediation liability.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of March 31, 2023 and December 31, 2022 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts, deferred issuance costs, and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2023			December 31, 2022
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
$3.0 billion - August 2026	Variable	133.0	—	133.0	250.0	—	250.0
Term Loan	Variable	700.0	—	700.0	1,000.0	—	1,000.0
Commercial Paper	Variable	370.0	(0.9)	369.1	1,000.0	(1.8)	998.2
Senior notes:
May 2023	4.750	300.0	(0.5)	299.5	300.0	(2.5)	297.5
August 2024	2.500	900.0	(2.6)	897.4	900.0	(3.0)	897.0
March 2025	3.200	500.0	(1.4)	498.6	500.0	(1.6)	498.4
November 2025	0.875	350.0	(1.7)	348.3	350.0	(1.9)	348.1
July 2026	2.900	500.0	(2.1)	497.9	500.0	(2.2)	497.8
November 2027	3.375	650.0	(2.9)	647.1	650.0	(3.1)	646.9
May 2028	3.950	800.0	(10.3)	789.7	800.0	(10.7)	789.3
April 2029	4.875	400.0	(5.1)	394.9	—	—	—
March 2030	2.300	600.0	(5.1)	594.9	600.0	(5.2)	594.8
February 2031	1.450	650.0	(6.9)	643.1	650.0	(7.1)	642.9
February 2032	1.750	750.0	(5.9)	744.1	750.0	(6.0)	744.0
March 2033	2.375	700.0	(7.0)	693.0	700.0	(7.1)	692.9
April 2034	5.000	800.0	(11.3)	788.7	—	—	—
March 2035	6.086	181.9	(12.0)	169.9	181.9	(12.2)	169.7
March 2040	6.200	399.9	(3.3)	396.6	399.9	(3.4)	396.5
May 2041	5.700	385.7	(4.8)	380.9	385.7	(4.8)	380.9
March 2050	3.050	400.0	(6.9)	393.1	400.0	(7.0)	393.0
Debentures:
September 2035	7.400	148.1	(29.8)	118.3	148.1	(30.0)	118.1
Tax-exempt:
2023 - 2051	2.950 - 4.000	1,189.1	(6.9)	1,182.2	1,189.1	(7.1)	1,182.0
Finance leases:
2023 - 2063	0.806 - 9.750	244.6	—	244.6	247.5	—	247.5
Total Debt		$12,052.3	$(127.4)	11,924.9	$11,902.2	$(116.7)	11,785.5
Less: current portion				(457.1)			(456.0)
Long-term portion				$11,467.8			$11,329.5
Loss on Extinguishment of Debt
During the three months ended March 31, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million.

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
In February 2023, we entered into Amendment No. 1 to the Credit Facility (the Credit Facility Amendment) to add our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower), as an additional borrower under the Credit Facility. The Credit Facility Amendment provides that the aggregate of (i) all loans to the Canadian Borrower and (ii) all loans denominated in Canadian dollars cannot exceed $500 million (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). As of March 31, 2023, C$180 million was outstanding against the Canadian Sublimit, with an interest rate of 5.933%.
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
We had $133.0 million and $250.0 million outstanding under our Credit Facility as of March 31, 2023 and December 31, 2022, respectively. We had $345.2 million and $347.6 million of letters of credit outstanding under our Credit Facility as of March 31, 2023 and December 31, 2022, respectively. We also had $369.1 million and $998.2 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program as of as of March 31, 2023 and December 31, 2022, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. As a result, availability under our Credit Facility was $2,151.8 million and $1,402.4 million as of March 31, 2023 and December 31, 2022, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility. The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2023 and December 31, 2022, we had no borrowings outstanding under our Uncommitted Credit Facility.
Term Loan Facility
On April 29, 2022, we entered into the $1.0 billion Term Loan Facility. The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The current weighted average interest rate for borrowings outstanding is 5.707%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.
We had $700.0 million and $1.0 billion in borrowings outstanding under the Term Loan Facility as of March 31, 2023 and December 31, 2022, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion. As of March 31, 2023, we had $370.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 5.778% and weighted

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

average maturity of 27 days. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of March 31, 2023.
Senior Notes
In March 2023, we issued $400.0 million of 4.875% senior notes due 2029 (the 4.875% Notes) and $800.0 million of 5.000% senior notes due 2034 (the 5.000% Notes, and together, the Notes). The Notes are unsecured and unsubordinated and rank equally with our other unsecured obligations. We used the proceeds from the Notes for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility. As a result of the Term Loan Facility repayment, we incurred a non-cash loss on the early extinguishment of debt related to the ratable portion of unamortized deferred issuance costs of $0.2 million.
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
Fair Value Hedges
During the second half of 2013, we entered into various interest rate swap agreements (the 2013 Interest Rate Swaps) relative to our 4.750% fixed rate senior notes due in May 2023 (4.750% Notes). The goal was to reduce overall borrowing costs and rebalance our debt portfolio's ratio of fixed-to-floating interest rates. As of March 31, 2023, these swap agreements had a total notional value of $300.0 million and mature in May 2023. We pay interest at floating rates based on changes in LIBOR and receive interest at a fixed rate of 4.750%. In 2013, these transactions were designated as fair value hedges because the swaps hedge against the changes in fair value of the 4.750% Notes resulting from changes in interest rates.
Contemporaneously with the $250.0 million partial redemption of the 4.750% Notes in November 2020, we dedesignated the proportional share of these swap agreements as fair value hedges. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of March 31, 2023 and December 31, 2022, these free-standing derivatives were reflected at their fair value of a $0.4 million and a $1.0 million liability, respectively, and are included in other accrued liabilities in our consolidated balance sheets. For the three months ended March 31, 2023 and 2022, we recognized a gain of $0.7 million and a loss of $2.7 million, respectively, directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free-standing derivatives.
As of March 31, 2023 and December 31, 2022, the 2013 Interest Rate Swaps that were designated as fair value hedges are reflected at their fair value of a $0.4 million and $1.2 million liability, respectively, and are included in other accrued liabilities in our consolidated balance sheets. To the extent they are effective, the remaining hedged portion of these interest rate swap agreements is included as an adjustment to long-term debt in our consolidated balance sheets.
We recognized net interest expense of $1.4 million and net interest income of $1.9 million during the three months ended March 31, 2023 and 2022, respectively, related to net swap settlements for these interest rate swap agreements, which is included in interest expense in our consolidated statements of income.
For the three months ended March 31, 2023 and 2022, we recognized a loss of $1.8 million and a gain of $2.7 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes and an offsetting gain of $0.8 million and an offsetting loss of $3.3 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the three months ended March 31, 2023 and 2022 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
For further detail regarding the effect of our fair value hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flow Hedges
We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates in anticipation of planned future issuances of senior notes. Upon the expected issuance of senior notes, we terminate the interest rate locks and settle with our counterparties. These transactions are accounted for as cash flow hedges.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of our interest rate locks is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of March 31, 2023 and December 31, 2022, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $20.4 million and $21.4 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. For the three months ended March 31, 2023 and 2022, we recognized losses, net of tax, of $1.0 million and $1.1 million, respectively, as a result of this amortization. Over the next 12 months, we expect to amortize $3.7 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
In connection with our acquisition of US Ecology, in the second quarter of 2022, we acquired and novated a floating-to-fixed interest rate swap agreement (the 2022 Interest Rate Swap) with an initial effective date of March 6, 2020 and an initial notional amount of $500 million relative to our Term Loan Facility. The 2022 Interest Rate Swap has a notional value of $380 million as of March 31, 2023. The interest rate swap matures in November 2026. The goal was to reduce overall borrowing costs. Under the terms of the acquired agreement, we pay interest at a fixed interest rate of 0.832% and received interest at floating rates based on changes in LIBOR. The interest rate swap is designated as a cash flow hedge. In May 2022, following the closing of the acquisition, we amended the reference rate from a floating rate based on LIBOR to a SOFR rate. In accordance with ASU 2020-04, the amendment of the reference rate did not result in dedesignation of the cash flow hedge. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive loss and are recognized in interest expense in the period in which the payment is settled.
The fair value of our floating-to-fixed interest rate swap is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of March 31, 2023, the 2022 Interest Rate Swap was recorded at its fair value of $30.0 million and is included in other assets in our consolidated balance sheets. For the three months ended March 31, 2023, we recognized an unrealized gain of $3.5 million in accumulated other comprehensive loss for the 2022 Interest Rate Swap.
As of March 31, 2023 and December 31, 2022, the 2022 Interest Rate Swap was recorded as a component of accumulated other comprehensive loss of $5.0 million and $5.1 million, respectively, net of tax. The effective portion of the Interest Rate Swap is amortized as an adjustment to interest expense over the life of the instrument using the effective interest method. During the three months ended March 31, 2023, we recognized a gain, net of tax, of $3.6 million as a result of this amortization. Over the next 12 months, we expect to amortize approximately $4 million, net of tax, from accumulated other comprehensive loss as an offset to interest expense in the period in which payments are settled.
Contemporaneously with the issuance of our 5.000% Notes in March 2023, we entered into interest rate lock agreements with an aggregate notional value of $150.0 million. At the time of the issuance, we terminated the forward-starting interest rate swaps. It was determined the forward interest rates increased between the trade dates and the reporting date. Therefore, we were determined to be in a "net receive" position under the swaps. At the time of the issuance, no ineffectiveness was recorded due to the changes in assumptions. Thus, we recorded the $1.7 million, net of tax, settlement as a component of other comprehensive loss to be amortized over the life of the senior notes using the effective interest method. Over the next 12 months, we expect to amortize $0.1 million, net of tax, from accumulated other comprehensive loss as an offset to interest expense, representing a yield adjustment of our senior notes.
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
As of March 31, 2023 and December 31, 2022, the fair values of the Extended Interest Rate Locks were assets of $59.9 million and $69.8 million, respectively, which were included in other assets in our consolidated balance sheets. As of March 31, 2023

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and December 31, 2022 the fair value of the Offsetting Interest Rate Swaps were liabilities of $86.9 million and $99.7 million, respectively, which were included in other long-term liabilities in our consolidated balance sheet.
For the three months ended March 31, 2023 and 2022, we recognized losses of $13.8 million and gains of $53.1 million, respectively, on the change in fair value of the Extended Interest Rate Locks with offsetting gains of $12.7 million and offsetting losses of $51.8 million, respectively, on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of March 31, 2023 and December 31, 2022 we had $1,182.2 million and $1,182.0 million of certain variable rate tax-exempt financings outstanding, respectively, with maturities ranging from 2023 to 2051.
All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2023 and December 31, 2022.
Finance Leases
We had finance lease liabilities of $244.6 million and $247.5 million as of March 31, 2023 and December 31, 2022, respectively, with maturities ranging from 2023 to 2063.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2023 and 2022 was 26.5% and 25.5%, respectively.
Net cash paid for income taxes was $7.7 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2023, the valuation allowance associated with our state loss carryforwards was approximately $42 million.
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
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of March 31, 2023, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of March 31, 2023, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $17.0 million related to our uncertain tax positions.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 11.6 million shares of common stock reserved for future grants under the Republic Services, Inc. 2021 Stock Incentive Plan.
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
Stock repurchase activity during the three months ended March 31, 2023 and 2022 follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Number of shares repurchased	—	1.6
Amount paid	$—	$203.5
Weighted average cost per share	$—	$124.02
As of March 31, 2023 and 2022, no repurchased shares were pending settlement. As of March 31, 2023, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.5 billion.
Dividends
In February 2023, our Board of Directors approved a quarterly dividend of $0.495 per share. Cash dividends declared were $156.5 million for the three months ended March 31, 2023. As of March 31, 2023, we recorded a quarterly dividend payable of $156.5 million to shareholders of record at the close of business on April 3, 2023.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings per share for the three months ended March 31, 2023 and 2022 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$383,852	$352,019
Weighted average common shares outstanding	316,712	316,602
Basic earnings per share	$1.21	$1.11
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$383,852	$352,019
Weighted average common shares outstanding	316,712	316,602
Effect of dilutive securities:
Unvested RSU awards	75	214
Unvested PSU awards	355	382
Weighted average common and common equivalent shares outstanding	317,142	317,198
Diluted earnings per share	$1.21	$1.11
During each of the three months ended March 31, 2023 and 2022, there were less than 0.1 million antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT
A summary of changes in accumulated other comprehensive income (loss), net of tax, by component, for the three months ended March 31, 2023 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance as of December 31, 2022	$(16.3)	$9.2	$(5.0)	$(12.1)
Other comprehensive income before reclassifications	5.2	0.2	—	5.4
Amounts reclassified from accumulated other comprehensive loss	(2.6)	—	—	(2.6)
Net current period other comprehensive income	2.6	0.2	—	2.8
Balance as of March 31, 2023	$(13.7)	$9.4	$(5.0)	$(9.3)
A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31,
	2023	2022
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$(1.4)	$(1.5)	Interest expense
2022 interest rate swap	4.9	—	Interest expense
Total before tax	3.5	(1.5)
Tax (provision) benefit	(0.9)	0.4
Total income (loss) reclassified into earnings, net of tax	$2.6	$(1.1)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three months ended March 31, 2023 and 2022 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended March 31,
	2023	2022
	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(126.7)	$(83.5)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
(Loss) gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$(1.4)	$1.9
Net periodic (loss) earnings	$(1.0)	$(0.5)

(Loss) gain on cash flow hedging relationships:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings, net of tax:
Interest rate swap locks	$(1.0)	$(1.1)
2022 interest rate swap	$3.6	$—

The effects of derivative instruments not in Subtopic 815-20:
Gain (loss) on free-standing derivative instruments:
Interest rate swaps:
Gain (loss) on change in fair value of free-standing derivative instruments	$0.7	$(2.7)
Interest rate contract:
Net (loss) gain on change in fair value of free-standing derivative instruments	$(1.1)	$1.3
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of March 31, 2023 and December 31, 2022, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	March 31, 2023
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$40.0	$40.0	$40.0	$—	$—
Bonds - restricted cash and marketable securities and other assets	58.3	58.3	—	58.3	—
Derivative and hedging assets - other assets	89.9	89.9	—	89.9	—
Total assets	$188.2	$188.2	$40.0	$148.2	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$87.7	$87.7	$—	$87.7	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65.0	65.0	—	—	65.0
Total liabilities	$152.7	$152.7	$—	$87.7	$65.0

	December 31, 2022
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$38.3	$38.3	$38.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.9	56.9	—	56.9	—
Derivative and hedging assets - other assets	105.8	105.8	—	105.8	—
Total assets	$201.0	$201.0	$38.3	$162.7	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$102.0	$102.0	$—	$102.0	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65.1	65.1	—	—	65.1
Total liabilities	$167.1	$167.1	$—	$102.0	$65.1
Total Debt
The carrying value of our total debt was $11.9 billion and $11.8 billion as of March 31, 2023 and December 31, 2022, respectively, and the fair value of our total debt was $11.4 billion and $11.1 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of March 31, 2023 and December 31, 2022. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of March 31, 2023, the Sonoma contingent consideration represents the fair value of $60.2 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $78 million and $113 million. During the three months ended March 31, 2023, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
12. SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and solid waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and solid waste business operating primarily in geographic areas located in the southeastern and mid-western United States, the eastern seaboard of the United States, and Canada. Group 3 is our environmental solutions business operating primarily in geographic areas located across the United States and Canada. These groups are presented below as our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling, and disposal. Prior to the third quarter of 2022, our environmental services operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2023 and 2022 follows:

	Group 1	Group 2	Recycling & Solid Waste Subtotal	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended March 31, 2023
Gross Revenue	$1,840.3	$1,818.8	$3,659.1	$430.2	$57.9	$4,147.2
Intercompany Revenue	(287.0)	(242.9)	(529.9)	(15.8)	(20.4)	(566.1)
Net Revenue	$1,553.3	$1,575.9	$3,129.2	$414.4	$37.5	$3,581.1
Gross Adjusted EBITDA	$486.2	$462.0	$948.2	$89.8	$2.0	$1,040.0
Adjusted EBITDA allocations	3.2	3.1	6.3	(4.3)	(2.0)	—
Net Adjusted EBITDA	$489.4	$465.1	$954.5	$85.5	$—	$1,040.0
Adjusted EBITDA margin	31.1%	29.2%	30.1%	20.6%	—%	29.0%
Capital Expenditures	$112.5	$83.7	$196.2	$23.9	$158.5	$378.6
Total Assets	$12,357.4	$10,614.3	$22,971.7	$4,027.0	$2,082.7	$29,081.4

Three Months Ended March 31, 2022
Gross Revenue	$1,671.5	$1,625.7	$3,297.2	$108.9	$60.0	$3,466.1
Intercompany Revenue	(258.5)	(220.6)	(479.1)	(9.6)	(7.3)	(496.0)
Net Revenue	$1,413.0	$1,405.1	$2,818.1	$99.3	$52.7	$2,970.1
Gross Adjusted EBITDA	$463.4	$411.3	$874.7	$14.2	$14.6	$903.5
Adjusted EBITDA allocations	7.5	7.1	14.6	—	(14.6)	—
Net Adjusted EBITDA	$470.9	$418.4	$889.3	$14.2	$—	$903.5
Adjusted EBITDA margin	32.7%	29.2%	31.0%	14.3%	—%	30.4%
Capital Expenditures	$102.1	$84.3	$186.4	$15.1	$132.6	$334.1
Total Assets	$12,065.7	$10,023.7	$22,089.4	$1,201.7	$1,589.0	$24,880.1
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
Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable segments to calculate EBITDA and Adjusted EBITDA. This presentation is consistent

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

with how our chief operating decision maker reviews results of operations to make resource allocation decisions.
Net Adjusted EBITDA reflects the allocation of Gross Adjusted EBITDA from Corporate entities and other to our reportable segments. As presented in the tables below, Adjusted EBITDA reflects certain adjustments for US Ecology deal and integration costs, (income) losses on equity method investments, loss on extinguishment of debt, and restructuring expenses.
The following table calculates EBITDA and EBITDA margin for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
Net income attributable to Republic Services, Inc.	$383.9	10.7%	$352.0	11.9%
Net loss attributable to noncontrolling interests	—		(0.1)
Provision for income taxes	138.2		120.3
Other (income) expense, net	(2.5)		1.6
Interest income	(1.4)		(0.5)
Interest expense	126.7		83.5
Depreciation, amortization and depletion	358.7		310.4
Accretion	24.1		21.7
EBITDA and EBITDA margin	$1,027.7	28.7%	$888.9	29.9%
The following table calculates adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
EBITDA	$1,027.7	28.7%	$888.9	29.9%
(Income) loss from unconsolidated equity method investment	(1.0)		3.8
Loss on extinguishment of debt	0.2		—
Restructuring charges	5.5		6.0
US Ecology, Inc. acquisition integration and deal costs	7.6		4.8
Total adjustments	12.3		14.6
Adjusted EBITDA and adjusted EBITDA margin	$1,040.0	29.0%	$903.5	30.4%

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
Collection:
Residential	$685.1	19.1%	$627.9	21.1%
Small-container	1,056.3	29.5	915.6	30.8
Large-container	701.9	19.6	621.1	20.9
Other	15.1	0.4	12.4	0.4
Total collection	2,458.4	68.6	2,177.0	73.2
Transfer	395.5		362.7
Less: intercompany	(222.2)		(197.8)
Transfer, net	173.3	4.8	164.9	5.6
Landfill	688.7		617.0
Less: intercompany	(296.1)		(267.5)
Landfill, net	392.6	11.0	349.5	11.8
Environmental solutions	430.3		108.9
Less: intercompany	(22.0)		(9.6)
Environmental solutions, net	408.3	11.4	99.3	3.3
Other:
Recycling processing and commodity sales	71.1	2.0	99.8	3.4
Other non-core	77.4	2.2	79.6	2.7
Total other	148.5	4.2	179.4	6.1
Total revenue	$3,581.1	100.0%	$2,970.1	100.0%

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
The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, we recognize revenue at the time we perform a service. In the event that we bill for services in advance of performance, we recognize deferred revenue for the amount billed and subsequently recognize revenue at the time the service is provided. Depending on the nature of the contract, we may also generate revenue through the collection of fuel recovery fees and environmental fees which are designed to recover our internal costs of providing services to our customers. Substantially all of the deferred revenue recognized as of December 31, 2022 was recognized as revenue during the three months ended March 31, 2023 when the service was performed.
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
Environmental solutions revenue is primarily generated from the fees we charge for the collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste, field and industrial services, equipment rental, emergency response and standby services and in-plant services, such as transportation and logistics, including at our transfer, storage and disposal facilities (TSDF). Activity for this service line varies across markets and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized is variable in nature and primarily based on the volume and type of waste accepted or processed during the period. For certain field and industrial services contracts, we have a right to consideration from our customers in an amount that corresponds directly with the value to the customer of the Company's performance completed to date. Therefore, we have applied the practical expedient to recognize revenue in the amount to which we have the right to invoice.
Deferred Revenue
We record deferred revenue related to our environmental solutions businesses when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed. Revenue is recognized when these services are performed. During the three months ended March 31, 2023, we recognized approximately $14 million of revenue that was included in the deferred revenue balance at December 31, 2022.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of March 31, 2023 and December 31, 2022, we recognized $80.6 million and $80.2 million, respectively, of deferred contract costs and capitalized sales commissions. During the three months ended March 31, 2023, we amortized $3.6 million of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.3 million of other deferred contract costs as a reduction of revenue. During the three months ended March 31, 2022, we amortized $3.3 million of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.5 million of other deferred contract costs as a reduction of revenue.
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
The following table reflects the activity in our allowance for doubtful accounts for the three months ended March 31, 2023 and 2022:

	2023	2022
Balance at beginning of year	$51.9	$38.5
Additions charged to expense	7.8	6.6
Accounts written-off	(0.9)	(1.1)
Balance at end of period	$58.8	$44.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to extensive and evolving laws and regulations and have implemented safeguards to respond to regulatory requirements. In the normal course of our business, we become involved in legal proceedings. Some may result in fines, penalties or judgments against us, or settlements, which may impact earnings and cash flows for a particular period. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do .not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $10 million relating to our outstanding legal proceedings as of March 31, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $7 million higher than the amount recorded as of March 31, 2023.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$132.2	$143.4	$39.0	$29.0
Restricted cash and marketable securities	132.7	127.6	117.2	139.0
Less: restricted marketable securities	(58.2)	(56.7)	(59.1)	(62.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$206.7	$214.3	$97.1	$105.6
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes our restricted cash and marketable securities:

	March 31, 2023	December 31, 2022
Capping, closure and post-closure obligations	$40.2	$39.1
Insurance	92.5	88.5
Total restricted cash and marketable securities	$132.7	$127.6
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are our ability to integrate the operations of US Ecology, Inc. (US Ecology) into our operations and to realize the intended benefits of such acquisition, as well as acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States, as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2022. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of March 31, 2023, we operated across the United States and Canada through 356 collection operations, 240 transfer stations, 72 recycling centers, 206 active landfills, 3 treatment, recovery and disposal facilities, 20 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. We are engaged in 73 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 128 closed landfills as of March 31, 2023.
Revenue for the three months ended March 31, 2023 increased by 20.6% to $3,581.1 million compared to $2,970.1 million for the same period in 2022. This change in revenue is due to increased revenue from acquisitions, net of divestitures of 11.0%, increases in average yield of 6.5%, volume of 1.6%, fuel recovery fees of 1.5%, and environmental solutions revenue of 0.5%. Additionally, revenue increased 0.4% due to one additional workday in 2023 as compared to the same period in 2022. These increases were partially offset by a decrease in recycling processing and commodity sales of 0.9%.

The following table summarizes our revenue, expenses and operating income for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
Revenue	$3,581.1	100.0%	$2,970.1	100.0%
Expenses:
Cost of operations	2,169.5	60.6	1,763.6	59.4
Depreciation, amortization and depletion of property and equipment	328.3	9.2	289.6	9.7
Amortization of other intangible assets	15.1	0.4	10.0	0.3
Amortization of other assets	15.3	0.4	10.8	0.4
Accretion	24.1	0.7	21.7	0.7
Selling, general and administrative	379.2	10.6	307.8	10.4
Restructuring charges	5.5	0.1	6.0	0.2
Operating income	$644.1	18.0%	$560.6	18.9%
Our pre-tax income was $522.1 million for the three months ended March 31, 2023, compared to $472.2 million for the same period in 2022. Our net income attributable to Republic Services, Inc. was $383.9 million for the three months ended March 31, 2023, or $1.21 per diluted share, compared to $352.0 million, or $1.11 per diluted share, for the same period in 2022.
During each of the three months ended March 31, 2023 and 2022, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
			Net	Diluted			Net	Diluted
	Pre-tax	Tax	Income -	Earnings	Pre-tax	Tax	Income -	Earnings
	Income	Impact(2)	Republic	per Share	Income	Impact(2)	Republic	per Share

As reported	$522.1	$138.2	$383.9	$1.21	$472.2	$120.3	$352.0	$1.11
Loss on extinguishment of debt (1)	0.2	—	0.2	—	—	—	—	—
Restructuring charges	5.5	1.5	4.0	0.01	6.0	1.6	4.4	0.02
US Ecology, Inc. acquisition integration and deal costs	7.6	2.0	5.6	0.02	4.8	0.5	4.3	0.01
Total adjustments	13.3	3.5	9.8	0.03	10.8	2.1	8.7	0.03
As adjusted	$535.4	$141.7	$393.7	$1.24	$483.0	$122.4	$360.7	$1.14
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended March 31, 2023.
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
Loss on extinguishment of debt. During the three months ended March 31, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million. During the three months ended March 31, 2022, we did not incur any losses on extinguishment of debt.

Restructuring charges. During the three months ended March 31, 2023 and 2022, we incurred restructuring charges of $5.5 million and $6.0 million, respectively. The 2023 charges primarily related to the redesign of our customer billing and asset management software systems, while the 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems, which was completed with the systems being placed into production in the fourth quarter of 2022. We paid $5.0 million and $5.9 million during the three months ended March 31, 2023 and 2022, respectively, related to these restructuring efforts.
In 2023, we expect to incur additional restructuring charges of approximately $20 million, primarily related to the continued redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
US Ecology, Inc. acquisition integration and deal costs. During the three months ended March 31, 2023 and 2022, we incurred $7.6 million and $4.8 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested awards at closing as well as severance and change-in-control payments. The acquisition closed on May 2, 2022.
In 2023, we expect to incur additional costs of approximately $25 million to $30 million to integrate the US Ecology business, primarily related to the integration of certain software systems as well as rebranding the business. We expect to be substantially complete with our integration activities by the end of 2023.
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

The following table reflects our revenue by service line for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
Collection:
Residential	$685.1	19.1%	$627.9	21.1%
Small-container	1,056.3	29.5	915.6	30.8
Large-container	701.9	19.6	621.1	20.9
Other	15.1	0.4	12.4	0.4
Total collection	2,458.4	68.6	2,177.0	73.2
Transfer	395.5		362.7
Less: intercompany	(222.2)		(197.8)
Transfer, net	173.3	4.8	164.9	5.6
Landfill	688.7		617.0
Less: intercompany	(296.1)		(267.5)
Landfill, net	392.6	11.0	349.5	11.8
Environmental solutions	430.3		108.9
Less: intercompany	(22.0)		(9.6)
Environmental solutions, net	408.3	11.4	99.3	3.3
Other:
Recycling processing and commodity sales	71.1	2.0	99.8	3.4
Other non-core	77.4	2.2	79.6	2.7
Total other	148.5	4.2	179.4	6.1
Total revenue	$3,581.1	100.0%	$2,970.1	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Average yield	6.5%	4.2%
Fuel recovery fees	1.5	1.9
Total price	8.0	6.1
Volume	1.6	3.6
Change in workdays	0.4	—
Recycling processing and commodity sales	(0.9)	0.4
Environmental solutions	0.5	0.4
Total internal growth	9.6	10.5
Acquisitions / divestitures, net	11.0	3.9
Total	20.6%	14.4%

Core price	8.2%	6.0%
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery fees, net of price decreases to retain customers. We also measure changes in core price, average yield and volume as a percentage of related-business revenue, defined as total revenue excluding recycled commodities, fuel recovery fees and environmental solutions revenue, to determine the effectiveness of our pricing and organic growth strategies. The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	As a % of Related Business
Core price	9.3%	6.5%
Average yield	7.4%	4.5%
Volume	1.8%	3.9%
During the three months ended March 31, 2023, we experienced the following changes in our revenue as compared to the same period in 2022:
•Average yield increased revenue by 6.5% during the three months ended March 31, 2023, due to price increases in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 1.5% during the three months ended March 31, 2023, primarily due to an increase in fuel prices compared to the same period in 2022.
•Volume increased revenue by 1.6% during the three months ended March 31, 2023, primarily due to volume growth in our collection and landfill lines of business. The volume increase in our landfill line of business is primarily attributable to increased special waste, solid waste, and construction and demolition volumes. These increases were partially offset by volume declines in our transfer line of business.
•Revenue increased by 0.4% due to one additional workday during the three months ended March 31, 2023, as compared to the same period in 2022, which drove an increase in volumes in our large-container collection, landfill and transfer lines of business.
•Recycling processing and commodity sales decreased revenue by 0.9% during the three months ended March 31, 2023, primarily due to a decrease in overall commodity prices as compared to the same period in 2022. The average price for recycled commodities, excluding glass and organics, for the three months ended March 31, 2023 was $105 per ton, compared to $201 per ton for the same period in 2022.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
•Environmental solutions revenue increased by 0.5% during the three months ended March 31, 2023, primarily due to an increase in volumes, including those driven by an increase in rig counts, as well as price increases. This revenue increase excludes the impact from our acquisition of US Ecology.
•Acquisitions, net of divestitures, increased revenue by 11.0% during the three months ended March 31, 2023, reflecting the results of our continued growth strategy of acquiring solid waste, recycling, and environmental services companies, including US Ecology, that complement and expand our existing business platform.
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

The following table summarizes the major components of our cost of operations for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
Labor and related benefits	$738.1	20.6%	$608.9	20.5%
Transfer and disposal costs	249.6	7.0	213.0	7.2
Maintenance and repairs	326.6	9.1	268.9	9.0
Transportation and subcontract costs	285.2	8.0	213.2	7.2
Fuel	144.4	4.0	129.3	4.3
Disposal fees and taxes	83.7	2.3	79.4	2.7
Landfill operating costs	81.6	2.3	61.5	2.1
Risk management	93.1	2.6	68.4	2.3
Other	167.2	4.7	121.0	4.1
Total cost of operations	$2,169.5	60.6%	$1,763.6	59.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three months ended March 31, 2023 and 2022 are summarized below:
•Labor and related benefits increased due to higher hourly and salaried wages as a result of annual merit increases, volume-related growth, and one additional workday in 2023. Acquisition-related growth, including US Ecology, also contributed to the increase in labor and related benefits.
•Transfer and disposal costs increased in aggregate dollars primarily due to acquisition-related growth, including US Ecology. Transfer and disposal costs also increased in aggregate dollars as a result of higher collection volumes.
During both the three months ended March 31, 2023 and 2022, approximately 69% of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Maintenance and repairs expense increased in aggregate dollars due to higher volumes as well as an increase in third party maintenance costs due to inflationary pressures. Acquisition-related growth, including US Ecology, also contributed to the increase in maintenance and repairs expense in aggregate dollars.
•Transportation and subcontract costs increased during the three months ended March 31, 2023 due to increases in transportation rates. Acquisition-related growth, including US Ecology, also contributed to the increase in transportation and subcontract costs in aggregate dollars.
•Our fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three months ended March 31, 2023 was $4.41, as compared to $4.24, for the same period in 2022.
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
•Landfill operating costs increased in aggregate dollars during the three months ended March 31, 2023 primarily due to increased leachate treatment, transportation, and disposal costs due in part to increased rainfall in select geographic regions, as well as certain favorable remediation adjustments recorded during the three months ended March 31, 2022 which did not recur in 2023.
•Risk management expenses increased during the three months ended March 31, 2023 primarily due to unfavorable actuarial developments in our auto liability program as well as higher premium costs.
•Other costs of operations increased during the three months ended March 31, 2023 due to increased occupancy and facility related expenses, acquisition-related activity, and higher third-party truck and equipment rentals to support higher volumes.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
Depreciation and amortization of property and equipment	$215.6	6.1%	$192.6	6.5%
Landfill depletion and amortization	112.7	3.1	97.0	3.2
Depreciation, amortization and depletion expense	$328.3	9.2%	$289.6	9.7%

Depreciation and amortization of property and equipment increased in aggregate dollars for the three months ended March 31, 2023 primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased in aggregate dollars due to higher landfill disposal volumes primarily driven by special waste and solid waste volumes coupled with an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $15.1 million, or 0.4% of revenue, for the three months ended March 31, 2023, compared to $10.0 million or 0.3% of revenue, for the same period in 2022. Amortization expense increased due to assets added through acquisitions.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $15.3 million, or 0.4% of revenue, for the three months ended March 31, 2023, compared to $10.8 million, or 0.4% of revenue, for the same period in 2022.
Accretion Expense
Accretion expense was $24.1 million, or 0.7% of revenue, for the three months ended March 31, 2023, compared to $21.7 million, or 0.7% of revenue, for the same period in 2022. Accretion expense increased in aggregate dollars primarily due to acquired asset retirement obligations.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2023		2022
Salaries and related benefits	$252.5	7.1%	$212.9	7.2%
Provision for doubtful accounts	7.8	0.2	6.6	0.2
Other	111.3	3.1	83.5	2.8
Subtotal	371.6	10.4	303.0	10.2
US Ecology, Inc. acquisition integration and deal costs	7.6	0.2	4.8	0.2
Total selling, general and administrative expenses	$379.2	10.6%	$307.8	10.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.

The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2023 and 2022 are summarized below:
•Salaries and related benefits increased in aggregate dollars primarily due to higher wages, benefits, and other payroll related items resulting from annual merit increases. Acquisition-related growth, including US Ecology, also contributed to the growth in salaries and related benefits in aggregate dollars.
•Provision for doubtful accounts increased in aggregate dollars primarily due to acquisition-related activity. As of March 31, 2023, our days sales outstanding were 42.9, or 31.0 days net of deferred revenue, compared to 40.0, or 27.5 days net of deferred revenue, as of March 31, 2022. Excluding our acquisition of US Ecology, our days sales outstanding were 38.8, or 26.7 days net of deferred revenue, as of March 31, 2023.
•Other selling, general and administrative expenses increased for the three months ended March 31, 2023, due to both an increase in meeting and travel costs and acquisition-related growth, including US Ecology.
•In the three months ended March 31, 2023 and 2022, we incurred $7.6 million and $4.8 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology. The 2023 costs primarily related to the integration of certain software systems as well as rebranding the business, and the 2022 costs included certain costs to close the acquisition.
Restructuring Charges
During the three months ended March 31, 2023 and 2022, we incurred restructuring charges of $5.5 million and $6.0 million, respectively. The 2023 charges primarily related to the redesign of our customer billing and asset management software systems, while the 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems, which was completed with the systems being placed into production in the fourth quarter of 2022. We paid $5.0 million and $5.9 million during 2023 and 2022, respectively, related to these restructuring efforts.
In 2023, we expect to incur additional restructuring charges of approximately $20 million, primarily related to the continued redesign of certain of our back-office software systems. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Interest expense on debt	$102.8	$65.4
Non-cash interest	24.7	18.8
Less: capitalized interest	(0.8)	(0.7)
Total interest expense	$126.7	$83.5
Total interest expense for the three months ended March 31, 2023 increased primarily due to additional outstanding debt to fund the purchase of US Ecology and higher interest rates on our floating rate debt.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating and floating-to-fixed interest rate swaps, was $124.0 million and $75.6 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, we had $2,312.1 million of principal floating rate debt including interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $23 million.
Loss on Extinguishment of Debt
During the three months ended March 31, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million. During the three months ended March 31, 2022, we did not incur any losses on extinguishment of debt.

Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2023 and 2022 was 26.5% and 25.5%, respectively. Our effective tax rate for the three months ended March 31, 2022 reflects benefits from investments in solar energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code.
Net cash paid for income taxes was $7.7 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.
For additional discussion and detail regarding our income taxes, see Note 8, Income Taxes, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Reportable Segments
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and solid waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and solid waste business operating primarily in geographic areas located in the southeastern and mid-western United States and the eastern seaboard of the United States, and Canada. Group 3 is our environmental solutions business operating primarily in geographic areas located across the United States and Canada. These groups are presented below as our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal. Prior to the third quarter of 2022, our environmental solutions operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
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

Summarized financial information regarding our reportable segments for the three months ended March 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue in the case of adjusted EBITDA margin) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate gross Adjusted EBITDA, net Adjusted EBITDA, and adjusted EBITDA margin for each segment, see Note 12, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Group 3	Corporate entities and other
Three Months Ended March 31, 2023
Gross Revenue	$1,840.3	$1,818.8	$430.2	$57.9
Intercompany Revenue	(287.0)	(242.9)	(15.8)	(20.4)
Net Revenue	$1,553.3	$1,575.9	$414.4	$37.5
Gross Adjusted EBITDA	$486.2	$462.0	$89.8	$2.0
Adjusted EBITDA allocations	3.2	3.1	(4.3)	(2.0)
Net Adjusted EBITDA	$489.4	$465.1	$85.5	$—
Adjusted EBITDA margin	31.1%	29.2%	20.6%	—%
Capital Expenditures	$112.5	$83.7	$23.9	$158.5
Total Assets	$12,357.4	$10,614.3	$4,027.0	$2,082.7
Three Months Ended March 31, 2022
Gross Revenue	$1,671.5	$1,625.7	$108.9	$60.0
Intercompany Revenue	(258.5)	(220.6)	(9.6)	(7.3)
Net Revenue	$1,413.0	$1,405.1	$99.3	$52.7
Gross Adjusted EBITDA	$463.4	$411.3	$14.2	$14.6
Adjusted EBITDA allocations	7.5	7.1	—	(14.6)
Net Adjusted EBITDA	$470.9	$418.4	$14.2	$—
Adjusted EBITDA margin	32.7%	29.2%	14.3%	—%
Capital Expenditures	$102.1	$84.3	$15.1	$132.6
Total Assets	$12,065.7	$10,023.7	$1,201.7	$1,589.0
Significant changes in the revenue, Adjusted EBITDA and Adjusted EBITDA margins of our reportable segments comparing the three months ended March 31, 2023 and 2022 are discussed below.
Group 1
Revenue for the three months ended March 31, 2023 increased 9.9% due to an increase in average yield in all lines of business and volume in our collection and landfill lines of business, partially offset by volume declines in our transfer line of business. The increase in landfill volume was attributable to an increase in special waste, solid waste and construction and demolition volumes. Revenue also increased due to acquisition-related growth.
Adjusted EBITDA in Group 1 increased in aggregate dollars from $470.9 million for the three months ended March 31, 2022, or a 32.7% adjusted EBITDA margin, to $489.4 million for the three months ended March 31, 2023, or a 31.1% adjusted EBITDA margin.
Adjusted EBITDA margin for the three months ended March 31, 2023 was unfavorably impacted by an increase in labor costs, higher third party maintenance costs due to inflationary pressures, and higher transportation and subcontract costs due to increased transportation rates.
Group 2
Revenue for the three months ended March 31, 2023 increased 12.2% due to an increase in average yield in all lines of business. Additionally, volume increased in our landfill and small- and large-container collection lines of business. The increase in landfill volume was primarily attributable to an increase in special waste volumes. Revenue also increased due to acquisition-related growth.

Adjusted EBITDA margin in Group 2 increased in aggregate dollars from $418.4 million for the three months ended March 31, 2022, or a 29.2% adjusted EBITDA margin, to $465.1 million for the three months ended March 31, 2023, or a 29.2% adjusted EBITDA margin.
Adjusted EBITDA margin for the three months ended March 31, 2023 was unfavorably impacted by an increase in labor costs, transfer and disposal costs due to an increase in volumes, transportation and subcontract costs due to increased transportation rates, and higher third party maintenance costs due to inflationary pressures.
Group 3
Revenue for the three months ended March 31, 2023 increased due to the acquisition of US Ecology.
Adjusted EBITDA in Group 3 increased from $14.2 million for the three months ended March 31, 2022, or a 14.3% adjusted EBITDA margin, to $85.5 million for the three months ended March 31, 2023, or a 20.6% adjusted EBITDA margin.
Adjusted EBITDA margin for the three months ended March 31, 2023 increased primarily due to favorable pricing, acquisition-related growth and realized cost synergies associated with the US Ecology acquisition.
Landfill and Environmental Matters
Available Airspace
As of March 31, 2023, we owned or operated 206 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2022	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2023
Cubic yards (in millions):
Permitted airspace	4,816.8	—	—	(0.5)	(20.7)	1.5	4,797.1
Probable expansion airspace	197.5	123.2	—	—	—	—	320.7
Total cubic yards (in millions)	5,014.3	123.2	—	(0.5)	(20.7)	1.5	5,117.8
Number of sites:
Permitted airspace	206	—	—	—			206
Probable expansion airspace	13	2	—	—			15
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
As of March 31, 2023, 15 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 15 landfills have an estimated remaining average site life of 46 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 59 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2023:

	Gross Property and Equipment
	Balance as of December 31, 2022	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of March 31, 2023
Land	$779.7	$(0.7)	$(0.3)	$5.6	$—	$—	$0.4	$784.7
Landfill development costs	9,574.2	—	—	—	15.0	(8.5)	121.6	9,702.3
Vehicles and equipment	9,465.3	117.0	(46.5)	21.5	—	—	41.8	9,599.1
Buildings and improvements	1,704.6	10.4	(4.2)	4.7	—	—	16.6	1,732.1
Construction-in-progress - landfill	358.3	44.1	—	—	—	—	(122.9)	279.5
Construction-in-progress - other	358.6	37.3	—	—	—	—	(63.2)	332.7
Total	$22,240.7	$208.1	$(51.0)	$31.8	$15.0	$(8.5)	$(5.7)	$22,430.4

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2022	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of March 31, 2023
Landfill development costs	$(5,058.9)	$(115.2)	$—	$—	$2.4	$0.1	$(5,171.6)
Vehicles and equipment	(5,679.9)	(195.7)	45.5	—	—	3.9	(5,826.2)
Buildings and improvements	(757.9)	(21.0)	4.2	—	—	0.7	(774.0)
Total	$(11,496.7)	$(331.9)	$49.7	$—	$2.4	$4.7	$(11,771.8)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$132.2	$143.4
Restricted cash and marketable securities	132.7	127.6
Less: restricted marketable securities	(58.2)	(56.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$206.7	$214.3
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
The following table summarizes our restricted cash and marketable securities:

	March 31, 2023	December 31, 2022
Capping, closure and post-closure obligations	40.2	39.1
Insurance	92.5	88.5
Total restricted cash and marketable securities	$132.7	$127.6
Material Cash Requirements and Intended Uses of Cash
We expect existing cash, cash equivalents, restricted cash and marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands: (1) capital expenditures and leases; (2) acquisitions; (3) dividend payments; (4) repayments to service debt and other long-term obligations; (5) payments for asset retirement obligations and environmental liabilities; and (6) share repurchases.
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
We expect to invest at least $500 million in additional acquisitions in 2023.
Senior Notes
In March 2023, we issued $400.0 million of 4.875% senior notes due 2029 (the 4.875% Notes) and $800.0 million of 5.000% senior notes due 2034 (the 5.000% Notes, and together with the 4.875% Notes, the Notes). The Notes are unsecured and unsubordinated and rank equally with our other unsecured obligations. We used the net proceeds from the Notes for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
Commercial Paper Program
In 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $1.0 billion outstanding at any one time (the Commercial Paper Cap). As of March 31, 2023, we had $370.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 5.778% and weighted average maturity of 27 days. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of March 31, 2023.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash Provided by Operating Activities	$687.7	$705.6
Cash Used in Investing Activities	$(653.3)	$(399.4)
Cash Used in Financing Activities	$(42.0)	$(314.7)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the three months ended March 31, 2023 and 2022 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $133.8 million during the three months ended March 31, 2023, compared to a decrease of $46.6 million during the same period in 2022, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $3.3 million during the three months ended March 31, 2023 due to the timing of billings net of collections, compared to a $38.4 million increase in the same period in 2022. As of March 31, 2023, our days sales outstanding were 42.9, or 31.0 days net of deferred revenue, compared to 40.0, or 27.5 days net of deferred revenue, as of March 31, 2022. Excluding our acquisition of US Ecology, our days sales outstanding were 38.8, or 26.7 days net of deferred revenue, as of March 31, 2023.

•Our prepaid expenses and other assets decreased $87.2 million during the three months ended March 31, 2023, compared to a $54.8 million decrease in the same period in 2022, primarily driven by a decrease of tax receivables due to the timing of our estimated tax payments. Cash paid for incomes taxes was $7.7 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.
•Our accounts payable decreased $71.1 million during the three months ended March 31, 2023, compared to a $73.0 million increase in the same period in 2022, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $8.8 million during the three months ended March 31, 2023, compared to $7.1 million in the same period in 2022. The increase in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $1.6 million higher during the three months ended March 31, 2023, compared to the same period in 2022.
•Our other liabilities decreased $126.2 million during the three months ended March 31, 2023, compared to a $118.9 million decrease in the same period in 2022, primarily due to the payment of incentive compensation accruals.
In addition, cash paid for interest, excluding net swap settlements for our fixed-to-floating and floating-to-fixed interest rate swaps, was $124.0 million and $75.6 million for the three months ended March 31, 2023 and 2022, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2023 and 2022 are summarized below:
•Capital expenditures during the three months ended March 31, 2023 were $378.6 million, compared with $334.1 million for the same period in 2022.
•During the three months ended March 31, 2023 and 2022, we paid $290.9 million and $81.6 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash, and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the three months ended March 31, 2023 and 2022 are summarized below:
•Net proceeds from notes payable and long-term debt and senior notes were $129.6 million during the three months ended March 31, 2023, compared to net proceeds of $48.0 million in the same period in 2022.
•During the three months ended March 31, 2023, we did not repurchase any shares of our common stock, compared to repurchases of 1.6 million shares for $203.5 million during the same period in 2022.
•Dividends paid were $156.4 million and $145.9 million during the three months ended March 31, 2023 and 2022, respectively.
Financial Condition
Debt Obligations
As of March 31, 2023, we had $457.1 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of March 31, 2023, we had availability under our $3.0 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of March 31, 2023.
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
In February 2023, we entered into Amendment No. 1 to the Credit Facility (the Credit Facility Amendment) to add our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower), as an additional borrower under the Credit Facility. The Credit Facility Amendment provides that the aggregate of (i) all loans to the Canadian Borrower and (ii) all loans denominated in Canadian dollars cannot exceed $500 million (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). As of March 31, 2023, C$180 million is outstanding against the Canadian Sublimit, with an interest rate of 5.933%.
The Credit Facility is subject to facility fees based on applicable rates defined in the Credit Facility agreement and the aggregate commitment, regardless of usage. Availability under our Credit Facility totaled $2,151.8 million and $1,402.4 million as of March 31, 2023 and December 31, 2022, respectively. The Credit Facility can be used for working capital, capital expenditures, acquisitions, letters of credit and other general corporate purposes. The Credit Facility agreement requires us to comply with financial and other covenants. We may pay dividends and repurchase common stock if we are in compliance with these covenants.
We had $133.0 million and $250.0 million in borrowings outstanding under our Credit Facility as of March 31, 2023 and December 31, 2022, respectively. We had $345.2 million and $347.6 million of letters of credit outstanding under our Credit Facility as of March 31, 2023 and December 31, 2022, respectively.
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility), which replaced the prior $135.0 million uncommitted credit facility. The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2023 and December 31, 2022, we had no borrowings outstanding under our Uncommitted Credit Facility.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. During the second quarter of 2022, we exercised the elevated ratio clause in conjunction with our acquisition of US Ecology; as a result, we are subject to a 4.25 to 1.00 total debt to EBITDA ratio through March 31, 2023. As of March 31, 2023, our total debt to EBITDA ratio was 3.05 compared to the 4.25 maximum allowed by the covenants. As of March 31, 2023, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2023.
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
Term Loan Facility
On April 29, 2022, we entered into the $1.0 billion Term Loan Facility. The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The current weighted average interest rate is 5.707%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.
During the three months ended March 31, 2023, we used a portion of the proceeds from our senior note issuance described below under Senior Notes and Debentures to pay down a portion of the Term Loan Facility. As a result, we incurred a non-cash loss on the early extinguishment of debt related to the ratable portion of unamortized deferred issuance costs of $0.2 million.
We had $700.0 million and $1.0 billion in borrowings outstanding under the Term Loan Facility as of March 31, 2023 and December 31, 2022, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed the Commercial Paper Cap. As of March 31, 2023, we had $370.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 5.778% and weighted average maturity of 27 days. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of March 31, 2023.
Senior Notes and Debentures
In March 2023, we issued $400.0 million of 4.875% senior notes due 2029 (the 4.875% Notes) and $800.0 million of 5.000% senior notes due 2034 (the 5.000% Notes, and together with the 4.875% Notes, the Notes). The Notes are unsecured and unsubordinated and rank equally with our other unsecured obligations. We used the net proceeds from the Notes for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
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
Tax-Exempt Financings
As of March 31, 2023 and December 31, 2022 we had $1,182.2 million and $1,182.0 million of certain variable rate tax-exempt financings outstanding, respectively, with maturities ranging from 2023 to 2051.
Finance Leases
We had finance lease liabilities of $244.6 million and $247.5 million as of March 31, 2023 and December 31, 2022, respectively, with maturities ranging from 2023 to 2063.

Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of March 31, 2023, our credit ratings were BBB+, Baa2 and BBB+ by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Pronouncements
For a description of new accounting standards that may affect us, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of March 31, 2023, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $144.4 million during the three months ended March 31, 2023, or 4.0% of revenue, compared to $129.3 million, or 4.3% of revenue, during the comparable period in 2022.

Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of March 31, 2023, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
Revenue from recycling processing and commodity sales during the three months ended March 31, 2023 and 2022 was $71.1 million and $99.8 million, respectively.
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
As of March 31, 2023, we had $2,312.1 million of principal floating rate debt including interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $23 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In May 2022, we acquired all of the issued and outstanding equity of US Ecology and, in March 2023, we acquired all of the issued and outstanding shares of Wasteco Holdings Inc. and related subsidiaries. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of March 31, 2023 did not include an assessment of internal control over financial reporting as it relates to these acquisitions. We will continue the process of implementing internal controls over financial reporting for these acquired businesses. These businesses contributed approximately 9% of revenue to our unaudited consolidated financial statements for the three months ended March 31, 2023.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $10 million relating to our outstanding legal proceedings as of March 31, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $7 million higher than the amount recorded as of March 31, 2023.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2023:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
January 1 - 31	—	$—	—	$1,544,347,714
February 1 - 28	—	$—	—	$1,544,347,714
March 1 - 31	—	$—	—	$1,544,347,714
	—		—
(a)     In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2023, there were no repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Amendment No. 1, dated as of February 23, 2023, to Amended and Restated Credit Agreement, dated as of August 17, 2021, by and among Republic Services, Inc., USE Canada Holdings, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated February 27, 2023).

4.2	Amendment No. 1, dated as of February 23, 2023, to Term Loan Credit Agreement, dated as of April 29, 2022, by and among Republic Services, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated February 27, 2023).

4.3	Form of Thirteenth Supplemental Indenture to the Indenture between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 4.875% Notes due 2029 and the form of 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 23, 2023).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	April 27, 2023	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2023	By:	/s/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)