Form 10-Q
period 2023-09-30
REPUBLIC SERVICES, INC.
filed 2023-10-27
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 19, 2023, the registrant had outstanding 314,636,503 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 6,081,110).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157.5	$143.4
Accounts receivable, less allowance for doubtful accounts and other of $83.5 and $51.9, respectively	1,829.7	1,677.2
Prepaid expenses and other current assets	361.2	536.5
Total current assets	2,348.4	2,357.1
Restricted cash and marketable securities	153.3	127.6
Property and equipment, net	10,701.4	10,744.0
Goodwill	15,290.7	14,451.5
Other intangible assets, net	447.2	347.2
Other assets	1,101.8	1,025.5
Total assets	$30,042.8	$29,052.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198.2	$1,221.8
Notes payable and current maturities of long-term debt	932.3	456.0
Deferred revenue	484.8	443.0
Accrued landfill and environmental costs, current portion	144.1	132.6
Accrued interest	87.8	79.0
Other accrued liabilities	1,221.6	1,058.3
Total current liabilities	4,068.8	3,390.7
Long-term debt, net of current maturities	10,992.8	11,329.5
Accrued landfill and environmental costs, net of current portion	2,225.6	2,141.3
Deferred income taxes and other long-term tax liabilities, net	1,474.9	1,528.8
Insurance reserves, net of current portion	352.6	315.1
Other long-term liabilities	595.7	660.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 320.7 and 320.3 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,887.6	2,843.2
Retained earnings	8,163.5	7,356.3
Treasury stock, at cost; 5.6 and 4.2 shares, respectively	(720.5)	(504.6)
Accumulated other comprehensive loss, net of tax	(2.5)	(12.1)
Total Republic Services, Inc. stockholders’ equity	10,331.3	9,686.0
Non-controlling interests in consolidated subsidiary	1.1	0.8
Total stockholders’ equity	10,332.4	9,686.8
Total liabilities and stockholders’ equity	$30,042.8	$29,052.9
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,825.9	$3,597.8	$11,132.9	$9,981.5
Expenses:
Cost of operations	2,284.3	2,194.2	6,678.0	6,023.6
Depreciation, amortization and depletion	382.3	353.9	1,099.4	1,001.8
Accretion	24.6	22.8	73.2	66.9
Selling, general and administrative	402.1	361.0	1,177.3	1,059.0
Withdrawal costs - multiemployer pension funds	—	—	—	2.2
Gain on business divestitures and impairments, net	(1.5)	(5.2)	(1.5)	(5.3)
Restructuring charges	6.3	6.8	27.3	18.8
Operating income	727.8	664.3	2,079.2	1,814.5
Interest expense	(127.6)	(105.2)	(378.8)	(282.7)
Loss on extinguishment of debt	—	—	(0.2)	—
Income (loss) from unconsolidated equity method investments	2.8	(51.8)	0.2	(69.2)
Interest income	2.0	0.8	5.0	2.0
Other income (expense), net	1.3	(0.3)	3.2	(6.5)
Income before income taxes	606.3	507.8	1,708.6	1,458.1
Provision for income taxes	126.0	90.9	416.9	317.5
Net income	480.3	416.9	1,291.7	1,140.6
Net (loss) income attributable to non-controlling interests in consolidated subsidiary	(0.1)	—	(0.3)	0.2
Net income attributable to Republic Services, Inc.	$480.2	$416.9	$1,291.4	$1,140.8
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.52	$1.32	$4.08	$3.60
Weighted average common shares outstanding	316.1	316.5	316.5	316.5
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.52	$1.32	$4.07	$3.60
Weighted average common and common equivalent shares outstanding	316.6	317.0	317.0	317.1
Cash dividends per common share	$0.535	$0.495	$1.525	$1.415
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$480.3	$416.9	$1,291.7	$1,140.6
Other comprehensive income (loss), net of tax
Hedging activity:
Realized (income) loss reclassified into earnings	(2.3)	—	(7.1)	2.1
Unrealized gain	4.1	9.1	16.6	8.1
Pension activity:
Change in funded status of pension plan obligations	—	—	0.2	—
Foreign currency activity:
Unrealized gain (loss) on foreign currency translation	2.4	(6.1)	(0.1)	(6.2)
Other comprehensive income, net of tax	4.2	3.0	9.6	4.0
Comprehensive income	484.5	419.9	1,301.3	1,144.6
Comprehensive (income) loss attributable to non-controlling interests	(0.1)	—	(0.3)	0.2
Comprehensive income attributable to Republic Services, Inc.	$484.4	$419.9	$1,301.0	$1,144.8

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2022	320.3	$3.2	$2,843.2	$7,356.3	(4.2)	$(504.6)	$(12.1)	$0.8	$9,686.8
Net income	—	—	—	383.9	—	—	—	—	383.9
Other comprehensive income	—	—	—	—	—	—	2.8	—	2.8
Cash dividends declared	—	—	—	(156.5)	—	—	—	—	(156.5)
Issuances of common stock	0.3	—	2.9	—	(0.1)	(13.9)	—	—	(11.0)
Stock-based compensation	—	—	12.3	(1.0)	—	—	—	—	11.3
Balance as of March 31, 2023	320.6	3.2	2,858.4	7,582.7	(4.3)	(518.5)	(9.3)	0.8	9,917.3
Net income	—	—	—	427.4	—	—	—	0.2	427.6
Other comprehensive income	—	—	—	—	—	—	2.6	—	2.6
Cash dividends declared	—	—	—	(156.6)	—	—	—	—	(156.6)
Issuances of common stock	0.1	—	4.5	—	—	(0.5)	—	—	4.0
Stock-based compensation	—	—	10.6	(0.8)	—	—	—	—	9.8
Balance as of June 30, 2023	320.7	3.2	2,873.5	7,852.7	(4.3)	(519.0)	(6.7)	1.0	10,204.7
Net income	—	—	—	480.2	—	—	—	0.1	480.3
Other comprehensive income	—	—	—	—	—	—	4.2	—	4.2
Cash dividends declared	—	—	—	(168.5)	—	—	—	—	(168.5)
Issuances of common stock	—	—	3.1	—	—	(0.4)	—	—	2.7
Stock-based compensation	—	—	11.0	(0.9)	—	—	—	—	10.1
Purchase of common stock for treasury	—	—	—	—	(1.3)	(201.1)	—	—	(201.1)
Balance as of September 30, 2023	320.7	$3.2	$2,887.6	$8,163.5	(5.6)	$(720.5)	$(2.5)	$1.1	$10,332.4

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2021	319.6	$3.2	$2,789.5	$6,475.6	(2.4)	$(274.8)	$(14.6)	$0.8	$8,979.7
Net income (loss)	—	—	—	352.0	—	—	—	(0.1)	351.9
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Cash dividends declared	—	—	—	(145.3)	—	—	—	—	(145.3)
Issuances of common stock	0.3	—	2.6	—	(0.1)	(14.1)	—	—	(11.5)
Stock-based compensation	—	—	13.2	(0.9)	—	—	—	—	12.3
Purchase of common stock for treasury	—	—	—	—	(1.6)	(203.5)	—	—	(203.5)
Balance as of March 31, 2022	319.9	3.2	2,805.3	6,681.4	(4.1)	(492.4)	(13.5)	0.7	8,984.7
Net income (loss)	—	—	—	371.9	—	—	—	(0.1)	371.8
Other comprehensive income	—	—	—	—	—	—	(0.1)	—	(0.1)
Cash dividends declared	—	—	—	(145.3)	—	—	—	—	(145.3)
Issuances of common stock	0.2	—	4.0	—	—	(8.0)	—	—	(4.0)
Stock-based compensation	—	—	9.6	(0.9)	—	—	—	—	8.7
Balance as of June 30, 2022	320.1	3.2	2,818.9	6,907.1	(4.1)	(500.4)	(13.6)	0.6	9,215.8
Net income	—	—	—	416.9	—	—	—	—	416.9
Other comprehensive income	—	—	—	—	—	—	3.0	—	3.0
Cash dividends declared	—	—	—	(156.4)	—	—	—	—	(156.4)
Issuances of common stock	0.1	—	2.9	—	(0.1)	(0.3)	—	—	2.6
Stock-based compensation	—	—	10.2	(0.8)	—	—	—	—	9.4
Distributions paid	—	—	(0.8)	—	—	—	—	—	(0.8)
Balance as of September 30, 2022	320.2	$3.2	$2,831.2	$7,166.8	(4.2)	$(500.7)	$(10.6)	$0.6	$9,490.5

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities:
Net income	$1,291.7	$1,140.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,172.6	1,068.7
Non-cash interest expense	65.5	55.3
Stock-based compensation	31.7	30.8
Deferred tax provision	52.2	100.2
Provision for doubtful accounts, net of adjustments	38.6	27.8
Loss on extinguishment of debt	0.2	—
Gain on disposition of assets and asset impairments, net	(3.7)	(8.0)
Environmental adjustments	—	(0.1)
(Gain) loss from unconsolidated equity method investments	(0.2)	69.2
Other non-cash items	(0.6)	8.0
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(161.0)	(206.1)
Prepaid expenses and other assets	121.4	28.0
Accounts payable	93.5	97.7
Capping, closure and post-closure expenditures	(40.5)	(35.6)
Remediation expenditures	(31.4)	(37.3)
Other liabilities	86.9	40.8
Proceeds for retirement of certain hedging relationships	2.4	—
Cash provided by operating activities	2,719.3	2,380.0
Cash (used in) provided by investing activities:
Purchases of property and equipment	(1,083.2)	(924.8)
Proceeds from sales of property and equipment	25.0	24.0
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(1,051.1)	(2,847.6)
Cash paid for business divestitures	1.7	50.1
Purchases of restricted marketable securities	(13.8)	(15.7)
Sales of restricted marketable securities	13.1	15.4
Other	7.5	(2.3)
Cash used in investing activities	(2,100.8)	(3,700.9)
Cash provided by (used in) financing activities:
Proceeds from credit facilities and notes payable, net of fees	27,940.2	10,496.5
Proceeds from issuance of senior notes, net of discount and fees	1,183.6	—
Payments of credit facilities and notes payable	(29,024.7)	(8,472.1)
Issuances of common stock, net	(4.3)	(12.9)
Purchases of common stock for treasury	(190.4)	(203.5)
Cash dividends paid	(469.5)	(436.5)
Distributions paid to non-controlling interests in consolidated subsidiary	—	(0.8)
Contingent consideration payments	(14.1)	(4.5)
Cash (used in) provided by financing activities	(579.2)	1,366.2
Effect of foreign exchange rate changes on cash	0.2	(3.1)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	39.5	42.2
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	214.3	105.6
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$253.8	$147.8
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
New Accounting Pronouncements
Accounting Standards Adopted
Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 on January 1, 2023 did not have a material impact on our consolidated financial statements.
Through September 30, 2023, certain of our vendors chose to opt into our vendor supply finance agreement. This agreement allows a vendor to choose, on an invoice by invoice basis, to receive an earlier payment instead of a payment based on its original contracted terms (which, depending on the vendor, could extend up to 90 days or longer). As of September 30, 2023 and December 31, 2022, the amounts outstanding under these programs were not material.
Accounting Standards Updates Issued but not yet Adopted
Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 to modify the disclosure or presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the SEC's requirements, and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the nine months ended September 30, 2023 and 2022. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2023	2022
Purchase price:
Cash used in acquisitions, net of cash acquired of $15.2 and $66.6, respectively	$938.0	$2,583.2
Holdbacks	9.4	12.6
Fair value, future minimum finance lease payments	0.6	15.6
Total	$948.0	$2,611.4
Allocated as follows:
Accounts receivable	$25.5	$249.2
Prepaid expenses	0.9	15.6
Landfill development costs	0.5	495.7
Property and equipment	223.9	730.6
Operating right-of-use lease assets	3.4	55.4
Interest rate swap	—	29.1
Other assets	0.1	42.3
Inventory	2.1	11.6
Accounts payable	(5.6)	(108.9)
Deferred revenue	(8.2)	(27.7)
Environmental remediation liabilities	(5.6)	(92.9)
Closure and post-closure liabilities	(10.5)	(89.3)
Operating right-of-use lease liabilities	(3.4)	(55.8)
Deferred income tax liabilities	(23.6)	(151.0)
Other liabilities	(0.3)	(54.7)
Fair value of tangible assets acquired and liabilities assumed	199.2	1,049.2
Excess purchase price to be allocated	$748.8	$1,562.2
Excess purchase price allocated as follows:
Other intangible assets	$136.0	$169.6
Goodwill	612.8	1,392.6
Total allocated	$748.8	$1,562.2

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during the nine months ended September 30, 2023, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes.
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
During the nine months ended September 30, 2023 and 2022, we incurred $24.3 million and $65.4 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology. During the three months ended September 30, 2023 and 2022, we incurred $6.2 million and $8.7 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology. The 2023 costs primarily related to the integration of certain software systems as well as rebranding of the business, and the 2022 costs included certain costs to close the acquisition and integrate the business.
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
Investments
In 2023 and 2022, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $34.0 million and $121.0 million, which were recorded to other assets in our September 30, 2023 and 2022 consolidated balance sheets, respectively. During the three and nine months ended September 30, 2023, we decreased the carrying value of these investments by $3.7 million and $6.3 million, respectively, and during the three and nine months ended September 30, 2022, we decreased the carrying value of these investments by $49.5 million and $61.8 million, respectively, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of approximately $8 million for the three and nine months ended September 30, 2023, and benefits of approximately $35 million and $60 million, respectively, for the three and nine months ended September 30, 2022, due to the tax credits related to these investments. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Restructuring Charges
During the three and nine months ended September 30, 2023, we incurred restructuring charges of $6.3 million and $27.3 million, respectively, and during the three and nine months ended September 30, 2022, we incurred restructuring charges of $6.8 million and $18.8 million, respectively. Of the 2023 charges, $9.5 million related to the early termination of certain leases and $17.8 million related to the redesign of our asset management, and customer and order management software systems, and the 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems which was completed with systems being placed into production in 2022. During the nine months ended September 30, 2023 and 2022, we paid $32.4 million and $17.0 million, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2022	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of September 30, 2023
Group 1	$6,637.9	$445.5	$—	$(0.9)	$7,082.5
Group 2	6,238.3	167.3	(0.6)	0.9	6,405.9
Group 3	1,575.3	—	—	227.0	1,802.3
Total	$14,451.5	$612.8	$(0.6)	$227.0	$15,290.7
Adjustments to acquisitions during the nine months ended September 30, 2023 primarily related to changes in our valuation of assets acquired and liabilities assumed in connection with our acquisition of US Ecology.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2022	Acquisitions	Adjustments and Other	Balance as of September 30, 2023	Balance as of December 31, 2022	Additions Charged to Expense	Adjustments and Other	Balance as of September 30, 2023	Other Intangible Assets, Net as of September 30, 2023
Customer relationships	$1,013.5	$133.1	$(572.6)	$574.0	$(709.1)	$(37.5)	$590.5	$(156.1)	$417.9
Non-compete agreements	67.9	1.6	(39.7)	29.8	(50.9)	(4.8)	39.7	(16.0)	13.8
Other intangible assets	77.0	1.3	(50.1)	28.2	(51.2)	(5.1)	43.6	(12.7)	15.5
Total	$1,158.4	$136.0	$(662.4)	$632.0	$(811.2)	$(47.4)	$673.8	$(184.8)	$447.2

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 follows:

	2023	2022
Prepaid expenses	$135.0	$114.3
Inventories	100.0	96.6
Other non-trade receivables	53.9	59.8
Reinsurance receivable	33.4	31.9
Prepaid fees for cloud-based hosting arrangements, current	14.0	14.4
Income taxes receivable	10.8	214.0
Derivative and hedging assets	10.5	—
Other current assets	3.6	5.5
Total	$361.2	$536.5

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of September 30, 2023 and December 31, 2022 follows:

	2023	2022
Investments	$371.6	$281.4
Operating right-of-use lease assets	238.0	275.1
Deferred compensation plan	104.8	100.6
Derivative and hedging assets	110.3	105.8
Reinsurance receivable	86.7	84.1
Deferred contract costs and sales commissions	82.2	80.2
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	58.8	51.4
Amounts recoverable for capping, closure and post-closure obligations	22.1	20.5
Deferred financing costs	4.0	5.1
Other	23.3	21.3
Total	$1,101.8	$1,025.5
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2023 and December 31, 2022 follows:

	2023	2022
Accrued payroll and benefits	$293.6	$342.6
Insurance reserves, current	214.2	187.5
Accrued fees and taxes	179.7	168.5
Accrued dividends	168.5	156.4
Current tax liabilities	97.9	2.1
Operating right-of-use lease liabilities, current	52.5	57.9
Ceded insurance reserves, current	35.3	32.0
Accrued professional fees and legal settlement reserves	14.7	8.6
Derivative and hedging liabilities	14.4	1.2
Other	150.8	101.5
Total	$1,221.6	$1,058.3
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2023 and December 31, 2022 follows:

	2023	2022
Operating right-of-use lease liabilities	$195.7	$238.0
Deferred compensation plan liability	102.6	98.6
Derivative and hedging liabilities	96.9	99.7
Ceded insurance reserves	84.8	84.1
Contingent purchase price and acquisition holdbacks	59.3	60.5
Withdrawal liability - multiemployer pension funds	19.7	20.0
Other	36.7	59.8
Total	$595.7	$660.7

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2023, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we had post-closure responsibility for 126 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of September 30, 2023 and December 31, 2022 follows:

	2023	2022
Landfill final capping, closure and post-closure liabilities	$1,867.7	$1,786.4
Environmental remediation	502.0	487.5
Total accrued landfill and environmental costs	2,369.7	2,273.9
Less: current portion	(144.1)	(132.6)
Long-term portion	$2,225.6	$2,141.3
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the nine months ended September 30, 2023 and 2022:

	2023	2022
Asset retirement obligation liabilities, beginning of year	$1,786.4	$1,507.3
Non-cash additions	46.4	43.2
Acquisitions, net of divestitures and other adjustments	11.8	88.5
Asset retirement obligation adjustments	(9.6)	7.2
Payments	(40.5)	(35.6)
Accretion expense	73.2	66.9
Asset retirement obligation liabilities, end of period	1,867.7	1,677.5
Less: current portion	(79.1)	(71.6)
Long-term portion	$1,788.6	$1,605.9
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of September 30, 2023 would be approximately $369 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2023 and 2022:

	2023	2022
Environmental remediation liabilities, beginning of year	$487.5	$454.9
Payments	(31.4)	(37.4)
Accretion expense (non-cash interest expense)	13.5	13.4
Acquisitions, net of divestitures and other adjustments	32.4	102.5
Environmental remediation liabilities, end of period	502.0	533.4
Less: current portion	(65.0)	(55.3)
Long-term portion	$437.0	$478.1
Bridgeton Landfill. During the nine months ended September 30, 2023, we paid $9.4 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of September 30, 2023, the remediation liability recorded for this site was $77.8 million, of which approximately $6 million is expected to be paid during the remainder of 2023.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of September 30, 2023 and December 31, 2022 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts, deferred issuance costs, and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2023			December 31, 2022
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$9.9	$—	$9.9	$—	$—	$—
$3.0 billion - August 2026	Variable	154.4	—	154.4	250.0	—	250.0
Term Loan	Variable	700.0	—	700.0	1,000.0	—	1,000.0
Commercial Paper	Variable	523.0	(0.2)	522.8	1,000.0	(1.8)	998.2
Senior notes:
May 2023	4.750	—	—	—	300.0	(2.5)	297.5
August 2024	2.500	900.0	(1.7)	898.3	900.0	(3.0)	897.0
March 2025	3.200	500.0	(1.0)	499.0	500.0	(1.6)	498.4
November 2025	0.875	350.0	(1.4)	348.6	350.0	(1.9)	348.1
July 2026	2.900	500.0	(1.8)	498.2	500.0	(2.2)	497.8
November 2027	3.375	650.0	(2.6)	647.4	650.0	(3.1)	646.9
May 2028	3.950	800.0	(9.4)	790.6	800.0	(10.7)	789.3
April 2029	4.875	400.0	(4.7)	395.3	—	—	—
March 2030	2.300	600.0	(4.7)	595.3	600.0	(5.2)	594.8
February 2031	1.450	650.0	(6.5)	643.5	650.0	(7.1)	642.9
February 2032	1.750	750.0	(5.6)	744.4	750.0	(6.0)	744.0
March 2033	2.375	700.0	(6.7)	693.3	700.0	(7.1)	692.9
April 2034	5.000	800.0	(10.9)	789.1	—	—	—
March 2035	6.086	181.9	(11.7)	170.2	181.9	(12.2)	169.7
March 2040	6.200	399.9	(3.3)	396.6	399.9	(3.4)	396.5
May 2041	5.700	385.7	(4.8)	380.9	385.7	(4.8)	380.9
March 2050	3.050	400.0	(6.8)	393.2	400.0	(7.0)	393.0
Debentures:
September 2035	7.400	148.1	(29.1)	119.0	148.1	(30.0)	118.1
Tax-exempt:
2024 - 2053	3.625 - 4.375	1,289.1	(8.6)	1,280.5	1,189.1	(7.1)	1,182.0
Finance leases:
2024 - 2063	0.806 - 9.750	254.6	—	254.6	247.5	—	247.5
Total Debt		$12,046.6	$(121.5)	11,925.1	$11,902.2	$(116.7)	11,785.5
Less: current portion				(932.3)			(456.0)
Long-term portion				$10,992.8			$11,329.5
Loss on Extinguishment of Debt
During the nine months ended September 30, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility (as defined below). We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2023, we had $9.9 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2022, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. As of September 30, 2023, C$209.7 million was outstanding against the Canadian Sublimit, with an interest rate of 6.386%.
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
We had $154.4 million (all related to Canadian-denominated loans) and $250.0 million outstanding under the Credit Facility as of September 30, 2023 and December 31, 2022, respectively. We had $336.5 million and $347.6 million of letters of credit outstanding under the Credit Facility as of September 30, 2023 and December 31, 2022, respectively. We also had $523.0 million and $1.0 billion of principal borrowings outstanding under the commercial paper program as of September 30, 2023 and December 31, 2022, respectively. As a result, availability under our Credit Facility was $1,986.1 million and $1,402.4 million as of September 30, 2023 and December 31, 2022, respectively.
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion term loan facility (the Term Loan Facility). The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The weighted average interest rate for borrowings outstanding as of September 30, 2023 is 6.216%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.
We had $700.0 million and $1.0 billion of borrowings outstanding under the Term Loan Facility as of September 30, 2023 and December 31, 2022, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion. The weighted average interest rate for borrowings outstanding as of September 30, 2023 is 5.447% with a weighted average maturity of 8 days.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We had $523.0 million and $1.0 billion principal value of commercial paper issued and outstanding under the program as of September 30, 2023 and December 31, 2022, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of September 30, 2023.
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
Contemporaneously with the $250.0 million partial redemption of the 4.750% Notes in November 2020, we dedesignated the proportional share of these swap agreements as fair value hedges. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of December 31, 2022, these free-standing derivatives were reflected at their fair value of a $1.0 million liability and were included in other accrued liabilities in our consolidated balance sheet. These free-standing derivatives settled and matured in May 2023. For the nine months ended September 30, 2023, we recognized gains of $1.0 million, and for the three and nine months ended September 30, 2022, we recognized losses of $0.8 million and $5.2 million, respectively, directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free-standing derivatives.
As of December 31, 2022, the 2013 Interest Rate Swaps that were designated as fair value hedges are reflected as a $1.2 million liability and included in other accrued liabilities in our consolidated balance sheet.
We recognized net interest expense of $2.2 million during the nine months ended September 30, 2023 and net interest income of $0.4 million and $3.7 million during the three and nine months ended September 30, 2022, respectively, related to net swap settlements for these interest rate swap agreements, which is included in interest expense in our consolidated statements of income.
For the nine months ended September 30, 2023, we recognized losses of $2.3 million related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes, and offsetting gains of $1.2 million on the related interest rate swaps attributable to changes in the benchmark interest rate. For the three and nine months ended September 30, 2022, we recognized gains of $0.1 million and $4.1 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes, and offsetting losses of $1.0 million and $6.2 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the three and nine months ended September 30, 2023 and 2022 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
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
During the nine months ended September 30, 2023, we recognized an unrealized gain in other comprehensive loss of $1.7 million, net of tax, related to terminated interest rate locks issued in conjunction with the issuance of our 5.000% Notes in March 2023. As of September 30, 2023 and December 31, 2022, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $16.7 million and $21.4 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. For the three months ended September 30, 2023 and 2022, we recognized losses, net of tax, of $0.9 million and $1.1 million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized losses, net of tax, of $2.9 million and $3.2 million, respectively, as a result of this amortization. Over the next 12 months, we expect to amortize $3.1 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
In connection with our acquisition of US Ecology, in the second quarter of 2022, we acquired and novated a floating-to-fixed interest rate swap agreement (the 2022 Interest Rate Swap) with an initial effective date of March 6, 2020, an initial notional amount of $500 million relative to our Term Loan Facility and an initial fair value of $29.1 million. The initial fair value is reclassified into earnings as non-cash interest expense on a systematic basis over the life of the interest rate swap. As of September 30, 2023, the 2022 Interest Rate Swap has a notional value of $360 million. The interest rate swap matures in November 2026. The goal was to reduce overall borrowing costs. Under the terms of the acquired agreement, we pay interest at a fixed interest rate of 0.832% and received interest at floating rates based on changes in LIBOR. The interest rate swap is designated as a cash flow hedge. In May 2022, following the closing of the acquisition, we amended the reference rate from a floating rate based on LIBOR to a SOFR rate. In accordance with ASU 2020-04, the amendment of the reference rate did not result in dedesignation of the cash flow hedge. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive loss and are recognized in interest expense in the period in which the payment is settled.
The fair value of our floating-to-fixed swap is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of September 30, 2023 and December 31, 2022, the 2022 Interest Rate Swap was recorded at its fair value of $33.6 million and $36.0 million, respectively, and is included in other assets in our consolidated balance sheets.
For the three and nine months ended September 30, 2023, we recognized unrealized gains of $4.1 million and $14.9 million, respectively, in accumulated other comprehensive income for the 2022 Interest Rate Swap. For the three and nine months ended September 30, 2022, we recognized unrealized gains of $9.1 million and $8.1 million, respectively, in accumulated other comprehensive income for the 2022 Interest Rate Swap. As of September 30, 2023 and December 31, 2022, the 2022 Interest Rate Swap was recorded as a gain within accumulated other comprehensive loss of $10.0 million and $5.1 million, respectively, net of tax. The effective portion of the 2022 Interest Rate Swap is amortized as an adjustment to interest expense over the life of the instrument using the effective interest method. During the three and nine months ended September 30, 2023, we recognized a gain, net of tax, of $3.2 million and $10.0 million, respectively, as a result of this amortization. For both the three and nine months ended September 30, 2022, we recognized gains, net of tax, of $1.1 million related to this amortization. Over the next 12 months, we expect to amortize approximately $7 million, net of tax, from accumulated other comprehensive loss as an offset to interest expense in the period in which payments are settled.
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
As of September 30, 2023, the fair value of the Extended Interest Rate Locks were assets of $87.2 million, which were included in prepaid and other current assets and other assets in our consolidated balance sheets. As of December 31, 2022, the fair value of the Extended Interest Rate Locks were assets of $69.8 million, which were included in other assets in our consolidated balance sheets. As of September 30, 2023, the fair value of the Offsetting Interest Rate Swaps were liabilities of $111.3 million, which were included in other accrued liabilities and other long-term liabilities in our consolidated balance sheets. As of December 31, 2022, the fair value of the Offsetting Interest Rate Swaps were liabilities of $99.7 million, which were included in other long-term liabilities in our consolidated balance sheets.
For the three months ended September 30, 2023 and 2022, we recognized gains of $18.3 million and $40.2 million, respectively, on the change in fair value of the Extended Interest Rate Locks with offsetting losses of $18.9 million and $39.7 million, respectively, on the change in fair value of the Offsetting Interest Rate Swaps. For the nine months ended September 30, 2023 and 2022, we recognized gains of $17.7 million and $115.0 million on the change in fair value of the Extended Interest Rate Locks with offsetting losses of $19.6 million and $112.8 million respectively on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of September 30, 2023, we had $1,280.5 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2053. As of December 31, 2022, we had $1,182.0 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2023 to 2051.
In September 2023, the California Municipal Finance Authority issued, for our benefit, $100 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, were used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California. The initial remarketing period for this tax-exempt financing is 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2023 and December 31, 2022.
Finance Leases
As of September 30, 2023, we had finance lease liabilities of $254.6 million with maturities ranging from 2024 to 2063. As of December 31, 2022, we had finance lease liabilities of $247.5 million with maturities ranging from 2023 to 2063.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2023 was 20.8% and 24.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2022 was 17.9% and 21.8%, respectively. Our effective tax rate for the nine months ended September 30, 2023 reflected benefits of $20.6 million from tax settlements, $7.9 million from investments in solar energy assets qualifying for federal tax credits under Section 48 of the Internal Revenue Code and $6.8 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2022 tax returns.
Our effective tax rate for the nine months ended September 30, 2022 reflected benefits of $60.2 million from investments in solar energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code and $6.8 million due to the realization of additional federal and state benefits as well as adjustments to deferred taxes due to the completion of our 2021 tax returns.
For the nine months ended September 30, 2023 and 2022, net cash paid for income taxes was $137.9 million and $90.5 million, respectively.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of September 30, 2023, the valuation allowance associated with our state loss carryforwards was approximately $44.1 million.
We are subject to income tax in the United States, as well as income tax in multiple state and foreign jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of these examinations. The federal statute of limitations applicable to our federal tax returns has passed for all years prior to 2015. For tax years 2015 to 2018 we have resolved all open issues with IRS Appeals while the applicable statutes of limitation will expire later in 2023 and early 2024. We are currently under state examination or administrative review in various state jurisdictions for tax years 2012 through 2021.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of September 30, 2023, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of September 30, 2023, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $12.4 million related to our uncertain tax positions.
9. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 11.7 million shares of common stock reserved for future grants under the Republic Services, Inc. 2021 Stock Incentive Plan.
Stock Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective starting January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares. The share repurchase program may be extended, suspended or discontinued at any time.
Stock repurchase activity during the three and nine months ended September 30, 2023 and 2022 follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of shares repurchased	1.3	—	1.3	1.6
Amount paid	$190.4	$—	$190.4	$203.5
Weighted average cost per share	$146.89	$—	$146.89	$124.02
As of September 30, 2023, there were less than 0.1 million repurchased shares pending settlement, resulting in an associated $10.7 million of share repurchases unpaid and included within other accrued liabilities. As of September 30, 2022, there were no repurchased shares pending settlement. As of September 30, 2023, the remaining authorized purchase capacity under our October 2020 repurchase program was $1.4 billion.
Dividends
In July 2023, our Board of Directors approved a quarterly dividend of $0.535 per share. Cash dividends declared were $481.6 million for the nine months ended September 30, 2023. As of September 30, 2023, we recorded a quarterly dividend payable of $168.5 million to shareholders of record at the close of business on October 2, 2023.

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
Earnings per share for the three and nine months ended September 30, 2023 and 2022 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$480,169	$416,924	$1,291,419	$1,140,836
Weighted average common shares outstanding	316,062	316,506	316,541	316,527
Basic earnings per share	$1.52	$1.32	$4.08	$3.60
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$480,169	$416,924	$1,291,419	$1,140,836
Weighted average common shares outstanding	316,062	316,506	316,541	316,527
Effect of dilutive securities:
Unvested RSU awards	112	144	96	161
Unvested PSU awards	382	396	366	380
Weighted average common and common equivalent shares outstanding	316,556	317,046	317,003	317,068
Diluted earnings per share	$1.52	$1.32	$4.07	$3.60
During each of the three and nine months ended September 30, 2023 and 2022, there were less than 0.1 million antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2023 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance as of December 31, 2022	$(16.3)	$9.2	$(5.0)	$(12.1)
Other comprehensive income (loss) before reclassifications	16.6	0.2	(0.1)	16.7
Amounts reclassified from accumulated other comprehensive loss	(7.1)	—	—	(7.1)
Net current period other comprehensive income (loss)	9.5	0.2	(0.1)	9.6
Balance as of September 30, 2023	$(6.8)	$9.4	$(5.1)	$(2.5)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$(1.2)	$(1.5)	$(3.9)	$(4.4)	Interest expense
2022 interest rate swap	4.3	1.5	13.5	1.5	Interest expense
Total before tax	3.1	—	9.6	(2.9)
Tax (provision) benefit	(0.8)	—	(2.5)	0.8
Total income (loss) reclassified into earnings, net of tax	$2.3	$—	$7.1	$(2.1)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Interest Expense	Interest Expense	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(127.6)	$(105.2)	$(378.8)	$(282.7)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
(Loss) gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$—	$0.4	$(2.2)	$3.7
Net periodic (loss) earnings	$—	$(0.9)	$(1.1)	$(2.1)

(Loss) gain on cash flow hedging relationships:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings, net of tax:
Interest rate swap locks	$(0.9)	$(1.1)	$(2.9)	$(3.2)
2022 interest rate swap	$3.2	$1.1	$10.0	$1.1

The effects of derivative instruments not in Subtopic 815-20:
Gain (loss) on free-standing derivative instruments:
Interest rate swaps:
Gain (loss) on change in fair value of free-standing derivative instruments	$—	$(0.8)	$1.0	$(5.2)
Interest rate contract:
Net (loss) gain on change in fair value of free-standing derivative instruments	$(0.6)	$0.5	$(1.9)	$2.2
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of September 30, 2023 and December 31, 2022, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	September 30, 2023
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$41.9	$41.9	$41.9	$—	$—
Bonds - restricted cash and marketable securities and other assets	57.3	57.3	—	57.3	—
Derivative and hedging assets - prepaid and other current assets and other assets	120.8	120.8	—	120.8	—
Total assets	$220.0	$220.0	$41.9	$178.1	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$111.3	$111.3	$—	$111.3	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	64.1	64.1	—	—	64.1
Total liabilities	$175.4	$175.4	$—	$111.3	$64.1

	December 31, 2022
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$38.3	$38.3	$38.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.9	56.9	—	56.9	—
Derivative and hedging assets - other assets	105.8	105.8	—	105.8	—
Total assets	$201.0	$201.0	$38.3	$162.7	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$102.0	$102.0	$—	$102.0	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65.1	65.1	—	—	65.1
Total liabilities	$167.1	$167.1	$—	$102.0	$65.1
Total Debt
The carrying value of our total debt was $11.9 billion and $11.8 billion as of September 30, 2023 and December 31, 2022, respectively, and the fair value of our total debt was $11.0 billion and $11.1 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of September 30, 2023 and December 31, 2022. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of September 30, 2023, the Sonoma contingent consideration represents the fair value of $59.3 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $78 million and $113 million. During the nine months ended September 30, 2023, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Summarized financial information concerning our reportable segments for the three months ended September 30, 2023 and 2022 follows:

	Group 1	Group 2	Recycling & Solid Waste Subtotal	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2023
Gross Revenue	$2,000.3	$1,927.0	$3,927.3	$425.2	$61.7	$4,414.2
Intercompany Revenue	(294.6)	(261.2)	(555.8)	(15.3)	(17.2)	(588.3)
Revenue allocations	25.7	23.9	49.6	(5.1)	(44.5)	—
Net Revenue	$1,731.4	$1,689.7	$3,421.1	$404.8	$—	$3,825.9
Adjusted EBITDA	$553.8	$500.2	$1,054.0	$91.7	$—	$1,145.7

Capital Expenditures	$165.4	$140.7	$306.1	$25.2	$37.7	$369.0
Total Assets	$13,112.7	$10,838.5	$23,951.3	$4,011.0	$2,080.6	$30,042.8

Three Months Ended September 30, 2022
Gross Revenue	$1,840.6	$1,837.4	$3,678.0	$411.0	$64.3	$4,153.3
Intercompany Revenue	(281.3)	(246.7)	(528.0)	(11.3)	(16.2)	(555.5)
Revenue allocations	25.8	24.8	50.6	(2.5)	(48.1)	—
Net Revenue	$1,585.1	$1,615.5	$3,200.6	$397.2	$—	$3,597.8
Adjusted EBITDA	$510.6	$466.1	$976.7	$74.6	$—	$1,051.3

Capital Expenditures	$133.5	$115.1	$248.6	$29.2	$(0.3)	$277.5
Total Assets	$12,232.0	$10,303.0	$22,535.0	$3,991.7	$1,874.3	$28,401.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2023 and 2022 follows:

	Group 1	Group 2	Recycling & Solid Waste Subtotal	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2023
Gross Revenue	$5,774.3	$5,653.2	$11,427.5	$1,280.4	$174.8	$12,882.7
Intercompany Revenue	(881.1)	(763.5)	(1,644.6)	(47.3)	(57.9)	(1,749.8)
Revenue allocations	71.0	67.6	138.6	(21.7)	(116.9)	—
Net Revenue	$4,964.2	$4,957.3	$9,921.5	$1,211.4	$—	$11,132.9
Adjusted EBITDA	$1,570.4	$1,464.5	$3,034.9	$267.0	$—	$3,301.9

Capital Expenditures	$422.0	$384.8	$806.8	$66.4	$210.0	$1,083.2
Total Assets	$13,112.7	$10,838.5	$23,951.3	$4,011.0	$2,080.6	$30,042.8

Nine Months Ended September 30, 2022
Gross Revenue	$5,306.1	$5,261.3	$10,567.4	$827.8	$181.7	$11,576.9
Intercompany Revenue	(815.2)	(712.9)	(1,528.1)	(32.8)	(34.5)	(1,595.4)
Revenue allocations	77.4	74.1	151.5	(4.3)	(147.2)	—
Net Revenue	$4,568.3	$4,622.5	$9,190.8	$790.7	$—	$9,981.5
Adjusted EBITDA	$1,491.3	$1,333.9	$2,825.2	$139.1	$—	$2,964.3

Capital Expenditures	$376.5	$329.2	$705.7	$80.4	$138.7	$924.8
Total Assets	$12,232.0	$10,303.0	$22,535.0	$3,991.7	$1,874.3	$28,401.0
Corporate functions include legal, tax, treasury, information technology, risk management, human resources, closed landfills, and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable segments to calculate Adjusted EBITDA.
As presented in the tables below, Adjusted EBITDA reflects certain adjustments for US Ecology, Inc., acquisition, integration and deal costs, (income) losses from unconsolidated equity method investments, losses on extinguishment of debt, adjustments to withdrawal liabilities for a multiemployer pension fund and restructuring expenses. This presentation is consistent with how our CODM reviews results of operations to make resource allocation decisions.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Group 1 Adjusted EBITDA	$553.8	$510.6	$1,570.4	$1,491.3
Group 2 Adjusted EBITDA	500.2	466.1	1,464.5	1,333.9
Group 3 Adjusted EBITDA	91.7	74.6	267.0	139.1
Total Adjusted EBITDA	1,145.7	1,051.3	3,301.9	2,964.3
Other (income) expense, net	(1.3)	0.3	(3.2)	6.5
Interest income	(2.0)	(0.8)	(5.0)	(2.0)
Interest expense	127.6	105.2	378.8	282.7
Depreciation, amortization and depletion	382.3	353.9	1,099.4	1,001.8
Accretion	24.6	22.8	73.2	66.9
(Income) loss from unconsolidated equity method investment	(2.8)	51.8	(0.2)	69.2
Loss on extinguishment of debt and other related costs	—	—	0.2	—
Restructuring charges	6.3	6.8	27.3	18.8
Adjustment to withdrawal liability for a multiemployer pension fund	—	—	—	2.2
US Ecology, Inc. acquisition integration and deal costs	6.2	8.7	24.3	65.4
Gain on business divestitures and impairments, net	(1.5)	(5.2)	(1.5)	(5.3)
Income before income taxes	$606.3	$507.8	$1,708.6	$1,458.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Collection:
Residential	$718.2	18.8%	$680.9	18.9%	$2,103.4	18.9%	$1,963.0	19.7%
Small-container	1,126.3	29.4	1,021.8	28.4	3,270.2	29.4	2,912.9	29.2
Large-container	753.0	19.7	709.6	19.7	2,192.4	19.7	2,018.0	20.2
Other	19.0	0.5	14.6	0.4	51.9	0.5	40.3	0.4
Total collection	2,616.5	68.4	2,426.9	67.4	7,617.9	68.5	6,934.2	69.5
Transfer	444.3		412.8		1,280.5		1,183.5
Less: intercompany	(238.1)		(223.5)		(703.3)		(637.5)
Transfer, net	206.2	5.4	189.3	5.3	577.2	5.2	546.0	5.5
Landfill	743.2		703.6		2,172.4		2,019.7
Less: intercompany	(306.9)		(291.4)		(912.6)		(851.9)
Landfill, net	436.3	11.4	412.2	11.5	1,259.8	11.3	1,167.8	11.7
Environmental solutions	424.0		411.0		1,274.0		827.8
Less: intercompany	(19.2)		(13.8)		(62.5)		(37.1)
Environmental solutions, net	404.8	10.6	397.2	11.0	1,211.5	10.9	790.7	7.9
Other:
Recycling processing and commodity sales	76.3	2.0	86.9	2.4	226.6	2.0	300.4	3.0
Other non-core	85.8	2.2	85.3	2.4	239.9	2.1	242.4	2.4
Total other	162.1	4.2	172.2	4.8	466.5	4.1	542.8	5.4
Total revenue	$3,825.9	100.0%	$3,597.8	100.0%	$11,132.9	100.0%	$9,981.5	100.0%
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Substantially all of the deferred revenue recognized as of December 31, 2022 was recognized as revenue during the nine months ended September 30, 2023 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of September 30, 2023 and December 31, 2022, we recognized $82.2 million and $80.2 million, respectively, of deferred contract costs and capitalized sales commissions. During the three and nine months ended September 30, 2023, we amortized $3.5 million and $10.8 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.2 million and $4.0 million, respectively, of other deferred contract costs as a reduction of revenue. During the three and nine months ended September 30, 2022, we amortized $3.2 million and $10.0 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.4 million and $4.4 million, respectively, of other deferred contract costs as a reduction of revenue.
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
The following table reflects the activity in our allowance for doubtful accounts for the nine months ended September 30, 2023 and 2022:

	2023	2022
Balance at beginning of year	$51.9	$38.5
Additions charged to expense	38.6	27.8
Accounts written-off	(7.0)	(16.9)
Balance at end of period	$83.5	$49.4
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $16 million relating to our outstanding legal proceedings as of September 30, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $9 million higher than the amount recorded as of September 30, 2023.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$157.5	$143.4	$81.4	$29.0
Restricted cash and marketable securities	153.3	127.6	121.7	139.0
Less: restricted marketable securities	(57.0)	(56.7)	(55.3)	(62.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$253.8	$214.3	$147.8	$105.6
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2023	December 31, 2022
Capping, closure and post-closure obligations	$43.0	$39.1
Insurance	110.3	88.5
Total restricted cash and marketable securities	$153.3	$127.6
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are our ability to integrate the operations of US Ecology, Inc. (US Ecology) into our operations and to realize the intended benefits of such acquisition, the amount of the financial contribution of our sustainability initiatives, as well as acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States, as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2022. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Updated Full-Year 2023 Adjusted Earnings Per Share Guidance
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2023. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2023
Diluted earnings per share	$ 5.30 to 5.33
Restructuring charges	0.08
US Ecology, Inc. acquisition integration and deal costs	0.08
Adjusted diluted earnings per share	$ 5.46 to 5.49
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
The guidance set forth above constitutes forward-looking information and is not a guarantee of future performance. The guidance is based upon the current beliefs and expectations of our management and is subject to significant risks and uncertainties that could cause actual results to differ materially from those shown above. See Disclosure Regarding Forward-Looking Statements.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of September 30, 2023, we operated across the United States and Canada through 360 collection operations, 245 transfer stations, 75 recycling centers, 208 active landfills, 3 treatment, recovery and disposal facilities, 20 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 7 deep injection wells. We are engaged in 76 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 126 closed landfills as of September 30, 2023.
Revenue for the nine months ended September 30, 2023 increased by 11.5% to $11,132.9 million compared to $9,981.5 million for the same period in 2022. This change in revenue is due to increased revenue from acquisitions, net of divestitures of 5.3%, increases in average yield of 6.1%, volume of 0.7%, and environmental solutions revenue of 0.4%. These increases were partially offset by a decrease in recycling processing and commodity sales of 0.8% and fuel recovery fees of 0.2%.
The following table summarizes our revenue, expenses and operating income for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue	$3,825.9	100.0%	$3,597.8	100.0%	$11,132.9	100.0%	$9,981.5	100.0%
Expenses:
Cost of operations	2,284.3	59.8	2,194.2	61.0	6,678.0	60.0	6,023.6	60.3
Depreciation, amortization and depletion of property and equipment	349.0	9.1	326.1	9.1	1,004.2	9.0	927.2	9.2
Amortization of other intangible assets	17.3	0.5	14.9	0.4	47.4	0.4	38.6	0.4
Amortization of other assets	16.0	0.4	12.9	0.4	47.8	0.4	36.0	0.3
Accretion	24.6	0.6	22.8	0.6	73.2	0.7	66.9	0.7
Selling, general and administrative	402.1	10.5	361.0	10.0	1,177.3	10.5	1,059.0	10.6
Withdrawal costs - multiemployer pension funds	—	—	—	—	—	—	2.2	—
Loss (gain) on business divestitures and impairments, net	(1.5)	—	(5.2)	(0.1)	(1.5)	—	(5.3)	(0.1)
Restructuring charges	6.3	0.1	6.8	0.2	27.3	0.3	18.8	0.2
Operating income	$727.8	19.0%	$664.3	18.5%	$2,079.2	18.7%	$1,814.5	18.4%
Our pre-tax income was $606.3 million and $1,708.6 million for the three and nine months ended September 30, 2023, respectively, compared to $507.8 million and $1,458.1 million for the same respective periods in 2022. Our net income attributable to Republic Services, Inc. was $480.2 million and $1,291.4 million for the three and nine months ended September 30, 2023, or $1.52 and $4.07 per diluted share, respectively, compared to $416.9 million and $1,140.8 million, or $1.32 and $3.60 per diluted share, for the same periods in 2022, respectively.
During each of the three and nine months ended September 30, 2023 and 2022, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$606.3	126.1	$480.2	$1.52	$507.8	90.9	$416.9	$1.32
Restructuring charges	6.3	1.7	4.6	0.01	6.8	1.8	5.0	0.01
Gain on business divestitures and impairments, net(2)	(1.5)	(0.4)	(1.1)	—	(5.2)	(2.2)	(3.0)	(0.01)
US Ecology acquisition integration and deal costs	6.2	1.6	4.6	0.01	8.7	2.2	6.5	0.02
Total adjustments	11.0	2.9	8.1	0.02	10.3	1.8	8.5	0.02
As adjusted	$617.3	$129.0	$488.3	$1.54	$518.1	$92.7	$425.4	$1.34
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.

(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended September 30, 2023.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$1,708.6	417.2	$1,291.4	$4.07	$1,458.1	317.3	$1,140.8	$3.60
Loss on extinguishment of debt and other related costs (2)	0.2	—	0.2	—	—	—	—	—
Restructuring charges	27.3	7.2	20.1	0.06	18.8	4.9	13.9	0.04
Gain on business divestitures and impairments, net(2)	(1.5)	(0.4)	(1.1)	—	(5.3)	(2.2)	(3.1)	(0.01)
Adjustment to withdrawal liability for a multiemployer pension fund	—	—	—	—	2.2	0.6	1.6	0.01
US Ecology acquisition integration and deal costs	24.3	6.2	18.1	0.06	65.4	14.1	51.3	0.16
Total adjustments	50.3	13.0	37.3	0.12	81.1	17.4	63.7	0.20
As adjusted	$1,758.9	$430.2	$1,328.7	$4.19	$1,539.2	$334.7	$1,204.5	$3.80
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the nine months ended September 30, 2023.
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
Restructuring charges. During the three and nine months ended September 30, 2023, we incurred restructuring charges of $6.3 million and $27.3 million, respectively, and during the three and nine months ended September 30, 2022, we incurred restructuring charges of $6.8 million and $18.8 million, respectively. Of the 2023 charges, $9.5 million related to the early termination of certain leases and $17.8 million related to the redesign of our asset management, and customer and order management software systems. The 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems, which was completed with the systems being placed into production in 2022. We paid $32.4 million and $17.0 million during the nine months ended September 30, 2023 and 2022, respectively, related to these restructuring efforts.
During the remainder of 2023, we expect to incur additional restructuring charges of approximately $8 million, primarily related to the continued redesign of our asset management, and customer and order management software systems. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
Gain on business divestitures and impairments, net. During both the three and nine months ended September 30, 2023, we recorded a net gain on business divestitures and impairments of $1.5 million. During the three and nine months ended September 30, 2022, we recorded a net gain on business divestitures and impairments of $5.2 million and $5.3 million, respectively.
Adjustment to withdrawal liability for a multiemployer pension fund. During the nine months ended September 30, 2022, we recorded $2.2 million of withdrawal costs from a multiemployer pension plan.
US Ecology, Inc. acquisition integration and deal costs. During the three and nine months ended September 30, 2023, we incurred acquisition integration and deal costs of $6.2 million and $24.3 million, respectively, and during the three and nine months ended September 30, 2022, we incurred acquisition integration and deal costs of $8.7 million and $65.4 million, respectively, in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested awards at closing as well as severance and change-in-control payments. The acquisition closed on May 2, 2022.
In 2023, we expect to incur additional costs of approximately $8 million to integrate the US Ecology business, primarily related to the integration of certain software systems as well as rebranding the business. We expect to be substantially complete with our integration activities by the end of 2023.

Loss on extinguishment of debt and other related costs. During the nine months ended September 30, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million. During the nine months ended September 30, 2022, we did not incur any losses on extinguishment of debt.
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

The following table reflects our revenue by service line for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Collection:
Residential	$718.2	18.8%	$680.9	18.9%	$2,103.4	18.9%	$1,963.0	19.7%
Small-container	1,126.3	29.4	1021.8	28.4	3,270.2	29.4	2,912.9	29.2
Large-container	753.0	19.7	709.6	19.7	2,192.4	19.7	2,018.0	20.2
Other	19.0	0.5	14.6	0.4	51.9	0.5	40.3	0.4
Total collection	2,616.5	68.4	2,426.9	67.4	7,617.9	68.5	6,934.2	69.5
Transfer	444.3		412.8		1,280.5		1,183.5
Less: intercompany	(238.1)		(223.5)		(703.3)		(637.5)
Transfer, net	206.2	5.4	189.3	5.3	577.2	5.2	546.0	5.5
Landfill	743.2		703.6		2,172.4		2,019.7
Less: intercompany	(306.9)		(291.4)		(912.6)		(851.9)
Landfill, net	436.3	11.4	412.2	11.5	1,259.8	11.3	1,167.8	11.7
Environmental solutions	424.0		411.0		1,274.0		827.8
Less: intercompany	(19.2)		(13.8)		(62.5)		(37.1)
Environmental solutions, net	404.8	10.6	397.2	11.0	1,211.5	10.9	790.7	7.9
Other:
Recycling processing and commodity sales	76.3	2.0	86.9	2.4	226.6	2.0	300.4	3.0
Other non-core	85.8	2.2	85.3	2.4	239.9	2.1	242.4	2.4
Total other	162.1	4.2	172.2	4.8	466.5	4.1	542.8	5.4
Total revenue	$3,825.9	100.0%	$3,597.8	100.0%	$11,132.9	100.0%	$9,981.5	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average yield	5.8%	5.6%	6.1%	5.0%
Fuel recovery fees	(1.1)	3.1	(0.2)	2.7
Total price	4.7	8.7	5.9	7.7
Volume	0.1	2.2	0.7	2.7
Change in workdays	(0.4)	—	—	—
Recycling processing and commodity sales	(0.2)	(1.3)	(0.8)	(0.2)
Environmental solutions	0.4	0.6	0.4	0.5
Total internal growth	4.6	10.2	6.2	10.7
Acquisitions / divestitures, net	1.7	12.4	5.3	9.0
Total	6.3%	22.6%	11.5%	19.7%

Core price	7.0%	6.9%	7.5%	6.4%
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

The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As a % of Related Business		As a % of Related Business
Core price	8.6%	7.7%	8.9%	7.0%
Average yield	7.2%	6.3%	7.2%	5.4%
Volume	0.1%	2.4%	0.8%	2.9%
During the three and nine months ended September 30, 2023, we experienced the following changes in our revenue as compared to the same periods in 2022:
•Average yield increased revenue by 5.8% and 6.1% during the three and nine months ended September 30, 2023, respectively, due to price increases in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 1.1% and 0.2% for the three and nine months ended September 30, 2023, respectively, due to a decrease in fuel prices compared to the same periods in 2022.
•Volume increased revenue by 0.1% and 0.7% during the three and nine months ended September 30, 2023, respectively, primarily due to volume growth in our landfill and small-container lines of business. The volume increase during the nine months ended September 30, 2023 in our landfill line of business is primarily attributable to increased special waste volumes. These increases were partially offset by volume declines in our transfer, large-container, and construction and demolition landfill lines of business.
•Recycling processing and commodity sales decreased revenue by 0.2% and 0.8%, respectively, during the three and nine months ended September 30, 2023 primarily due to a decrease in overall commodity prices as compared to the same periods in 2022. The average price for recycled commodities, excluding glass and organics, for both the three and nine months ended September 30, 2023 was $112 per ton compared to $162 and $195 per ton for the same respective periods in 2022.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
•Environmental solutions revenue increased by 0.4% and 0.4% during the three and nine months ended September 30, 2023, respectively, primarily due to price increases, partially offset by a decrease in exploration and production-related volumes due to a decline in rig counts.
•Acquisitions, net of divestitures, increased revenue by 1.7% and 5.3% during the three and nine months ended September 30, 2023, respectively, reflecting the results of our continued growth strategy of acquiring solid waste, recycling, and environmental services companies that complement and expand our existing business platform.
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

The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Labor and related benefits	$744.1	19.4%	$724.3	20.1%	$2,233.0	20.1%	$2,003.6	20.1%
Transfer and disposal costs	268.7	7.0	267.4	7.4	788.6	7.1	733.7	7.4
Maintenance and repairs	357.6	9.3	330.7	9.2	1,036.1	9.3	902.5	9.0
Transportation and subcontract costs	304.9	8.0	298.8	8.3	881.5	7.9	785.1	7.9
Fuel	136.7	3.6	161.3	4.7	406.3	3.6	474.1	4.7
Disposal fees and taxes	89.3	2.3	89.2	2.5	262.1	2.4	257.8	2.6
Landfill operating costs	82.6	2.2	75.3	2.1	248.4	2.2	201.8	2.0
Risk management	99.4	2.6	84.5	2.3	287.1	2.6	231.5	2.3
Other	201.0	5.4	163.3	4.4	534.9	4.8	433.2	4.3
Subtotal	2,284.3	59.8	2,194.8	61.0	6,678.0	60.0	6,023.3	60.3
US Ecology, Inc. acquisition integration and deal costs	—	—	(0.6)	—	—	—	0.3	—
Total cost of operations	$2,284.3	59.8%	$2,194.2	61.0%	$6,678.0	60.0%	$6,023.6	60.3%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three and nine months ended September 30, 2023 and 2022 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases and volume-related growth. Acquisition-related growth also contributed to the increase in labor and related benefits.
•Transfer and disposal costs increased in aggregate dollars primarily due to acquisition-related growth. Transfer and disposal costs also increased in aggregate dollars as a result of higher collection volumes.
During both the three and nine months ended September 30, 2023 and 2022, approximately 68% of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Maintenance and repairs expense increased due to higher hourly wages as a result of annual merit increases, an increase in third-party maintenance, parts inflation, and volume-related growth. Acquisition-related growth also contributed to the increase in maintenance and repairs expense in aggregate dollars.
•Transportation and subcontract costs increased in aggregate dollars due to increases in transportation rates. Acquisition-related growth also contributed to the increase in aggregate dollars in transportation and subcontract costs.
•Our fuel costs decreased due to a decrease in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three and nine months ended September 30, 2023 was $4.24 and $4.20, respectively, as compared to $5.15 and $4.96, respectively, for the same periods in 2022.
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
•Landfill operating costs increased primarily due to increased leachate transportation and disposal costs due in part to increased rainfall in select geographic regions, as well as certain favorable remediation adjustments recorded during the nine months ended September 30, 2022 which did not recur in 2023.
•Risk management expenses increased primarily due to unfavorable actuarial developments in our automotive programs as well as higher premium costs.
•Other costs of operations increased due to increased occupancy and facility related expenses, acquisition-related activity, and higher third-party truck and equipment rentals to support higher volumes.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Depreciation and amortization of property and equipment	$227.6	5.9%	$209.5	5.8%	$657.7	5.9%	$599.1	6.0%
Landfill depletion and amortization	121.4	3.2	116.6	3.2	346.5	3.1	328.1	3.3
Depreciation, amortization and depletion expense	$349.0	9.1%	$326.1	9.1%	$1,004.2	9.0%	$927.2	9.3%

Depreciation and amortization of property and equipment increased in aggregate dollars for the three and nine months ended September 30, 2023 primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased in aggregate dollars for the three and nine months ended September 30, 2023 due to higher landfill disposal volumes primarily driven by special waste and solid waste volumes coupled with an increase in our overall average depletion rate. These increases were partially offset by favorable amortization adjustments related to the asset retirement obligations at certain of our landfills during the nine months ended September 30, 2023.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $17.3 million and $47.4 million, or 0.5% and 0.4% of revenue, for the three and nine months ended September 30, 2023, respectively, compared to $14.9 million and $38.6 million, or 0.4% of revenue, for the same respective periods in 2022. Amortization expense increased due to assets added through acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $16.0 million and $47.8 million, or 0.4% of revenue, for the three and nine months ended September 30, 2023, respectively, compared to $12.9 million and $36.0 million, or 0.3% of revenue, for the same respective periods in 2022.
Accretion Expense
Accretion expense was $24.6 million, or 0.6% of revenue, and $73.2 million, or 0.7% of revenue, for the three and nine months ended September 30, 2023, respectively, compared to $22.8 million and $66.9 million, or 0.7% of revenue, for the same respective periods in 2022. Accretion expense increased in aggregate dollars primarily due to asset retirement obligations assumed in connection with acquisitions.
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
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Salaries and related benefits	$254.2	6.6%	$239.2	6.6%	$770.6	6.9%	$684.1	6.9%
Provision for doubtful accounts	18.9	0.5	10.6	0.3	38.6	0.3	27.8	0.3
Other	122.8	3.2	101.9	2.9	343.8	3.1	282.0	2.8
Subtotal	395.9	10.3	351.7	9.8	1153.0	10.3	993.9	10.0
US Ecology, Inc. acquisition integration and deal costs	6.2	0.2	9.3	0.2	24.3	0.2	65.1	0.6
Total selling, general and administrative expenses	$402.1	10.5%	$361.0	10.0%	$1,177.3	10.5%	$1,059.0	10.6%

These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2023 and 2022 are summarized below:
•Salaries and related benefits increased primarily due to higher wages and benefits resulting from annual merit increases. Acquisition-related growth also contributed to the growth in salaries and related benefits in aggregate dollars.
•Provision for doubtful accounts increased in aggregate dollars primarily due to acquisition-related activity. As of September 30, 2023, our days sales outstanding were 43.5, or 32.0 days net of deferred revenue, compared to 42.9, or 31.2 days net of deferred revenue, as of September 30, 2022.
•Other selling, general and administrative expenses increased for the three and nine months ended September 30, 2023, due to both an increase in meeting and travel costs and acquisition-related growth.
•We incurred various acquisition integration and deal costs in connection with the acquisition of US Ecology. During the three and nine months ended September 30, 2023, these charges totaled $6.2 million and $24.3 million, respectively, compared to $9.3 million and $65.1 million during the same respective periods in 2022. The 2023 costs primarily related to the integration of certain software systems as well as rebranding of the business, while the 2022 costs included certain costs to close the acquisition.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three and nine months ended September 30, 2023 and 2022, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on debt	$108.6	$89.0	$317.1	$230.0
Non-cash interest	20.4	17.7	65.5	55.3
Less: capitalized interest	(1.4)	(1.5)	(3.8)	(2.7)
Total interest expense	$127.6	$105.2	$378.8	$282.6
Total interest expense for the three and nine months ended September 30, 2023 increased primarily due to additional outstanding debt on our term loan and revolving lines of credit used to fund the purchase of US Ecology and higher interest rates on our floating rate debt. The increase attributable to our fixed rate debt is primarily due to the issuance of additional senior notes used to refinance amounts outstanding under our term loan and revolving lines of credit and for general corporate purposes.
For the nine months ended September 30, 2023 and 2022, cash paid for interest, excluding net swap settlements for our fixed-to-floating and floating-to-fixed interest rate swaps, was $321.5 million and $232.4 million, respectively.
As of September 30, 2023, we had $2,316.4 million of principal floating rate debt including interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $23 million.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2023 was 20.8% and 24.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2022 was 17.9% and 21.8%, respectively. Our effective tax rate for the nine months ended September 30, 2022 reflects benefits from investments in solar energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code.
Net cash paid for income taxes was $137.9 million and $90.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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
Corporate entities and other include legal, tax, treasury, information technology, risk management, human resources, closed landfills, and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable segments to calculate Adjusted EBITDA.
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Summarized financial information regarding our reportable segments for the three months ended September 30, 2023 and 2022 (in millions of dollars and as a percentage of revenue in the case of adjusted EBITDA margin) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 12, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Solid Waste Subtotal	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2023
Gross Revenue	$2,000.3	$1,927.0	$3,927.3	$425.2	$61.7	$4,414.2
Intercompany Revenue	(294.6)	(261.2)	(555.8)	(15.3)	(17.2)	(588.3)
Revenue allocations	25.7	23.9	49.6	(5.1)	(44.5)	—
Net Revenue	$1,731.4	$1,689.7	$3,421.1	$404.8	$—	$3,825.9
Adjusted EBITDA	$553.8	$500.2	$1,054.0	$91.7	$—	$1,145.7

Capital Expenditures	$165.4	$140.7	$306.1	$25.2	$37.7	$369.0
Total Assets	$13,112.7	$10,838.5	$23,951.3	$4,011.0	$2,080.6	$30,042.8

Three Months Ended September 30, 2022
Gross Revenue	$1,840.6	$1,837.4	$3,678.0	$411.0	$64.3	$4,153.3
Intercompany Revenue	(281.3)	(246.7)	(528.0)	(11.3)	(16.2)	(555.5)
Revenue allocations	25.8	24.8	50.6	(2.5)	(48.1)	—
Net Revenue	$1,585.1	$1,615.5	$3,200.6	$397.2	$—	$3,597.8
Adjusted EBITDA	$510.6	$466.1	$976.7	$74.6	$—	$1,051.3

Capital Expenditures	$133.5	$115.1	$248.6	$29.2	$(0.3)	$277.5
Total Assets	$12,232.0	$10,303.0	$22,535.0	$3,991.7	$1,874.3	$28,401.0

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2023 and 2022 follows:

	Group 1	Group 2	Recycling & Solid Waste Subtotal	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2023
Gross Revenue	$5,774.3	$5,653.2	$11,427.5	$1,280.4	$174.8	$12,882.7
Intercompany Revenue	(881.1)	(763.5)	(1,644.6)	(47.3)	(57.9)	(1,749.8)
Revenue allocations	71.0	67.6	138.6	(21.7)	(116.9)	—
Net Revenue	$4,964.2	$4,957.3	$9,921.5	$1,211.4	$—	$11,132.9
Adjusted EBITDA	$1,570.4	$1,464.5	$3,034.9	$267.0	$—	$3,301.9

Capital Expenditures	$422.0	$384.8	$806.8	$66.4	$210.0	$1,083.2
Total Assets	$13,112.7	$10,838.5	$23,951.3	$4,011.0	$2,080.6	$30,042.8

Nine Months Ended September 30, 2022
Gross Revenue	$5,306.1	$5,261.3	$10,567.4	$827.8	$181.7	$11,576.9
Intercompany Revenue	(815.2)	(712.9)	(1,528.1)	(32.8)	(34.5)	(1,595.4)
Revenue allocations	77.4	74.1	151.5	(4.3)	(147.2)	—
Net Revenue	$4,568.3	$4,622.5	$9,190.8	$790.7	$—	$9,981.5
Adjusted EBITDA	$1,491.3	$1,333.9	$2,825.2	$139.1	$—	$2,964.3

Capital Expenditures	$376.5	$329.2	$705.7	$80.4	$138.7	$924.8
Total Assets	$12,232.0	$10,303.0	$22,535.0	$3,991.7	$1,874.3	$28,401.0
Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three and nine months ended September 30, 2023 and 2022 are discussed below.
Group 1
Net revenue for both the three and nine months ended September 30, 2023 increased 8.7% due to an increase in average yield in all lines of business and volume in our collection and landfill lines of business, partially offset by volume declines in our transfer line of business. The increase in landfill volume was attributable to an increase in special waste, solid waste and construction and demolition volumes. Revenue also increased due to acquisition-related growth.
Adjusted EBITDA in Group 1 increased in aggregate dollars from $510.6 million for the three months ended September 30, 2022 to $553.8 million for the three months ended September 30, 2023. Adjusted EBITDA in Group 1 increased in aggregate dollars from $1,491.3 million for the nine months ended September 30, 2022, to $1,570.4 million for the nine months ended September 30, 2023.
Adjusted EBITDA for the three and nine months ended September 30, 2023 was unfavorably impacted by an increase in labor costs, higher third party maintenance costs due to inflationary pressures and a decrease in recycled commodity prices. The unfavorable impact was partially offset by decreases in fuel costs due to a decrease in average fuel cost per gallon.
Group 2
Net revenue for both the three and nine months ended September 30, 2023 increased 7.2% due to an increase in average yield in all lines of business. Additionally, volume increased in our landfill and small-container collection lines of business, partially offset by declines in our large-container and residential collection lines of business. The increase in landfill volume was primarily attributable to an increase in special waste volume, which was partially offset by a decline in solid waste, and construction and demolition volumes. Revenue also increased due to acquisition-related growth.
Adjusted EBITDA in Group 2 increased in aggregate dollars from $466.1 million for the three months ended September 30, 2022, to $500.2 million for the three months ended September 30, 2023. Adjusted EBITDA in Group 2 increased in aggregate dollars from $1,333.9 million for the nine months ended September 30, 2022, to $1,464.5 million for the nine months ended September 30, 2023.

Adjusted EBITDA for the three and nine months ended September 30, 2023 was favorably impacted by a decrease in fuel costs due to a decrease in average fuel cost per gallon and effective management of disposal costs. The increase in adjusted EBITDA was partially offset by higher third party maintenance costs due to inflationary pressures and a decrease in recycled commodity prices.
Group 3
Net revenue for both the three and nine months ended September 30, 2023 increased due to acquisition-related growth, specifically the acquisition of US Ecology.
Adjusted EBITDA in Group 3 increased in aggregate dollars from $74.6 million for the three months ended September 30, 2022, to $91.7 million for the three months ended September 30, 2023. Adjusted EBITDA in Group 3 increased in aggregate dollars from $139.1 million for the nine months ended September 30, 2022, to $267.0 million for the nine months ended September 30, 2023.
Adjusted EBITDA for the three and nine months ended September 30, 2023 increased primarily due to favorable pricing, acquisition-related growth and realized cost synergies associated with the US Ecology acquisition.
Landfill and Environmental Matters
Available Airspace
As of September 30, 2023, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2022	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2023
Cubic yards (in millions):
Permitted airspace	4,816.8	—	8.3	44.3	(64.7)	1.1	4,805.8
Probable expansion airspace	197.5	124.5	—	(35.8)	—		286.2
Total cubic yards (in millions)	5,014.3	124.5	8.3	8.5	(64.7)	1.1	5,092.0
Number of sites:
Permitted airspace	206	—	2	—			208
Probable expansion airspace	13	3	—	(2)			14
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
As of September 30, 2023, 14 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 14 landfills have an estimated remaining average site life of 47 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 58 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2023:

	Gross Property and Equipment
	Balance as of December 31, 2022	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2023
Land	$779.7	$(0.6)	$(2.0)	$51.7	$—	$—	$0.4	$829.2
Landfill development costs	9,574.2	7.5	—	(186.3)	46.3	(9.8)	190.5	9,622.4
Vehicles and equipment	9,465.3	451.4	(260.6)	86.5	—	—	117.4	9,860.0
Buildings and improvements	1,704.6	50.9	(11.5)	39.1	—	—	56.8	1,839.9
Construction-in-progress - landfill	358.3	271.9	—	(38.6)	—	—	(194.4)	397.2
Construction-in-progress - other	358.6	195.7	—	27.0	—	—	(194.3)	387.0
Total	$22,240.7	$976.8	$(274.1)	$(20.6)	$46.3	$(9.8)	$(23.6)	$22,935.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2022	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2023
Landfill development costs	$(5,058.9)	$(349.7)	$—	$—	$2.9	$0.4	$(5,405.3)
Vehicles and equipment	(5,679.9)	(594.4)	254.0	0.1	—	1.5	(6,018.7)
Buildings and improvements	(757.9)	(64.9)	5.4	—	—	7.1	(810.3)
Total	$(11,496.7)	$(1,009.0)	$259.4	$0.1	$2.9	$9.0	$(12,234.3)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$157.5	$143.4
Restricted cash and marketable securities	153.3	127.6
Less: restricted marketable securities	(57.0)	(56.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$253.8	$214.3
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2023	December 31, 2022
Capping, closure and post-closure obligations	$43.0	$39.1
Insurance	110.3	88.5
Total restricted cash and marketable securities	$153.3	$127.6
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
Commercial Paper Program
In 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $1.0 billion outstanding at any one time (the Commercial Paper Cap). As of September 30, 2023, we had $523.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 5.447% and weighted average maturity of 8 days.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Cash Provided by Operating Activities	$2,719.3	$2,380.0
Cash Used in Investing Activities	$(2,100.8)	$(3,700.9)
Cash (Used in) Provided by Financing Activities	$(579.2)	$1,366.2
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the nine months ended September 30, 2023 and 2022 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, increased our cash flow from operations by $68.9 million during the nine months ended September 30, 2023, compared to a decrease of $112.5 million during the same period in 2022, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $161.0 million during the nine months ended September 30, 2023 due to the timing of billings net of collections, compared to a $206.1 million increase in the same period in 2022. As of September 30, 2023, our days sales outstanding were 43.5, or 32.0 days net of deferred revenue, compared to 42.9, or 31.2 days net of deferred revenue, as of September 30, 2022.
•Our prepaid expenses and other assets decreased $121.4 million during the nine months ended September 30, 2023, compared to a $28.0 million decrease in the same period in 2022, primarily driven by a decrease of tax receivables due to the timing of our estimated tax payments. Cash paid for incomes taxes was $137.9 million and $90.5 million for the nine months ended September 30, 2023 and 2022, respectively.
•Our accounts payable increased $93.5 million during the nine months ended September 30, 2023, compared to a $97.7 million increase in the same period in 2022, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $40.5 million during the nine months ended September 30, 2023, compared to $35.6 million in the same period in 2022. The increase in cash paid for capping, closure, and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.

•Cash paid for remediation obligations was $5.9 million lower during the nine months ended September 30, 2023, compared to the same period in 2022.
In addition, cash paid for interest, excluding net swap settlements for our fixed-to-floating and floating-to-fixed interest rate swaps, was $321.5 million and $232.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2023 and 2022 are summarized below:
•Capital expenditures during the nine months ended September 30, 2023 were $1,083.2 million, compared with $924.8 million for the same period in 2022.
•During the nine months ended September 30, 2023 and 2022, we paid $1,051.1 million and $2,847.6 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future business acquisitions.
Cash Flows (Used in) Provided by Financing Activities
The most significant items affecting the comparison of our cash flows (used in) provided by financing activities for the nine months ended September 30, 2023 and 2022 are summarized below:
•Net proceeds from notes payable and long-term debt and senior notes were $99.1 million during the nine months ended September 30, 2023, compared to net proceeds of $2,024.3 million during the same period in 2022.
•During the nine months ended September 30, 2023, we repurchased 1.3 million shares of our common stock for $190.4 million, compared to repurchases of 1.6 million shares for $203.5 million during the same period in 2022.
•Dividends paid were $469.5 million and $436.5 million during the nine months ended September 30, 2023 and 2022, respectively.
Financial Condition
Debt Obligations
As of September 30, 2023, we had $932.3 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of one tax-exempt financing with an initial remarketing period of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of September 30, 2023, we had availability under our $3.0 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of September 30, 2023.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2023, we had $9.9 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2022, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. As of September 30, 2023, C$209.7 million was outstanding against the Canadian Sublimit, with an interest rate of 6.386%.
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
We had $154.4 million (all related to Canadian-denominated loans) and $250.0 million outstanding under the Credit Facility as of September 30, 2023 and December 31, 2022, respectively. We had $336.5 million and $347.6 million of letters of credit outstanding under our Credit Facility as of September 30, 2023 and December 31, 2022, respectively. We also had $523.0 million and $1.0 billion of principal borrowings outstanding under our commercial paper program as of September 30, 2023 and December 31, 2022, respectively. As a result, availability under our Credit Facility was $1,986.1 million and $1,402.4 million as of September 30, 2023 and December 31, 2022, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of September 30, 2023, our total debt to EBITDA ratio was approximately 2.9 compared to the 3.75 maximum allowed by the covenants. As of September 30, 2023, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2023.
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
Term Loan Facility
On April 29, 2022, we entered into the $1.0 billion Term Loan Facility. The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The current weighted average interest rate is 6.216%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.

During the three months ended September 30, 2023, we used a portion of the proceeds from our senior note issuance described below under Senior Notes and Debentures to pay down a portion of the Term Loan Facility. As a result, we incurred a non-cash loss on the early extinguishment of debt related to the ratable portion of unamortized deferred issuance costs of $0.2 million.
We had $700.0 million and $1.0 billion in borrowings outstanding under the Term Loan Facility as of September 30, 2023 and December 31, 2022, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed the Commercial Paper Cap. As of September 30, 2023, we had $523.0 million principal value of commercial paper issued and outstanding under the program, with a weighted average interest rate of 5.447% and weighted average maturity of 8 days. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of September 30, 2023.
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
Tax-Exempt Financings
As of September 30, 2023, we had $1,280.5 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2053. As of December 31, 2022, we had $1,182.0 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2023 to 2051.
Finance Leases
As of September 30, 2023, we had finance lease liabilities of $254.6 million with maturities ranging from 2024 to 2063. As of December 31, 2022, we had finance lease liabilities of $247.5 million with maturities ranging from 2023 to 2063.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of September 30, 2023, our credit ratings were BBB+, Baa1 and BBB+ by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of September 30, 2023, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $406.3 million during the nine months ended September 30, 2023, or 3.6% of revenue, compared to $474.1 million, or 4.7% of revenue, during the comparable period in 2022.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of September 30, 2023, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
Revenue from recycling processing and commodity sales during the nine months ended September 30, 2023 and 2022 was $226.6 million and $300.4 million, respectively.
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

As of September 30, 2023, we had $2,316.4 million of principal floating rate debt and interest rate swap contracts with a notional value of $360.0 million. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $23 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In March 2023, we acquired all of the issued and outstanding shares of Wasteco Holdings Inc. and related subsidiaries. In June 2023, we acquired a vertically-integrated set of operations in Colorado from GFL Environmental Inc. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of September 30, 2023 did not include an assessment of internal control over financial reporting as it relates to these acquisitions. We will continue the process of implementing internal controls over financial reporting for these acquired businesses. These businesses contributed approximately 1% of revenue to our unaudited consolidated financial statements for the nine months ended September 30, 2023.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $16 million relating to our outstanding legal proceedings as of September 30, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $9 million higher than the amount recorded as of September 30, 2023.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2023:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)
July 1 - 31	—	$—	—	$1,544,347,714
August 1 - 31	1,143,681	$147.20	1,143,681	$1,375,995,852
September 1 - 30	152,497	$144.58	152,497	$1,353,948,597
	1,296,178		1,296,178
(a)     In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective starting January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of September 30, 2023, there were 0.1 million repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2023, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

10.1+	Amended and Restated Clawback Policy, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2023).

10.2+*	Timothy Stuart Separation Agreement, dated August 17, 2023.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	October 26, 2023	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	October 26, 2023	By:	/s/ BRIAN A. GOEBEL
Brian A. Goebel
Vice President and Chief Accounting Officer (Principal Accounting Officer)