Form 10-K
period 2023-12-31
REPUBLIC SERVICES, INC.
filed 2024-02-29
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2023, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $48.4 billion.
As of February 13, 2024, the registrant had outstanding 314,610,579 shares of Common Stock (excluding treasury shares of 6,156,951).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I
ITEM 1.BUSINESS
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. We operate across the United States and Canada through 364 collection operations, 246 transfer stations, 74 recycling centers, 207 active landfills, 3 treatment, recovery and disposal facilities, 22 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells, 12 deep injection wells, and 1 polymer center. We are engaged in 76 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 126 closed landfills.
We believe the total addressable North American environmental services market in which we operate generates approximately $114 billion of annual revenue, which includes the $83 billion United States and Canada recycling and waste industry and $31 billion of the broader environmental solutions industry. Within our recycling and waste business, we prioritize investments in market verticals with above average growth rates and higher return profiles. Environmental solutions remains fragmented which provides consolidation opportunities to drive scale. We believe we will be able to further expand our addressable market into other segments of the environmental services industry over time by leveraging our differentiated capabilities, including (1) customer zeal, (2) digital and (3) sustainability.
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
We further believe our focus on and commitment to sustainability allows us to attract and retain the best talent, win more customers, increase customer loyalty and, ultimately, drive higher revenue and profits.
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

•Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in vehicles, equipment, recycling centers, transfer stations, TSDFs, deep well injection facilities, landfills, and other post-collection infrastructure.
•Expansion of Recycling Capabilities - Based on the most recent United States Environmental Protection Agency (EPA) data, approximately 32% of municipal solid waste is recycled and/or composted. We expect that percentage to increase over the long-term as communities enhance and expand their recycling programs for their residents. As a key player in the circular economy, we are strategically focused on expanding recycling volume through innovative material handling processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an appropriate return. In 2023, we completed construction at our first Polymer Center in Las Vegas, Nevada. The Polymer Center is a vertical integration that will advance circularity for plastics and help us manage the plastics stream from curbside collection to delivery of recycled content for consumer packaging. The Polymer Center will enable us to produce food-grade drop-in substitutes for virgin plastics, while allowing us to expand recycling of plastics across North America. In 2023, we announced the development of Blue Polymers, a joint-venture with Ravago JV Holdings, LLC, creating vertical integration that will further advance circularity by acquiring all olefins produced by the Polymer Centers to further process and manufacture custom blended pellets for food-grade and non-food-grade packaging. We will continue to look for opportunities to expand or enhance our recycling capabilities in markets where customers are demanding these services, demonstrating a willingness to pay and where we can earn an appropriate return on our investment.
•Infrastructure Development - We seek to identify opportunities to further our position as a vertically integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, recycling centers, transfer stations, TSDFs, deep well injection facilities, and landfills. Where appropriate, we seek to obtain permits to build transfer stations, recycling centers and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Additionally, we seek opportunities to expand and permit new airspace at our existing landfills in order to replace airspace consumed. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available. Through landfill and fleet innovation, recycling and circularity of key materials and renewable energy production, we are committed to continuous development of environmentally responsible operations that increase our efficiency as well as our ability to partner with customers to create a more sustainable world.
External Growth
•Acquisitions and Public-Private Partnerships - Our acquisition growth strategy focuses primarily on acquiring privately held recycling and waste companies and environmental solutions businesses that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately-held companies, including increasing competition in the environmental services industry, increasing capital requirements due to changes in regulatory requirements and technology and the limited number of exit strategies for privately-held companies. We also evaluate stand-alone opportunities to acquire businesses and/or facilities that are being divested by other publicly-owned companies.
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
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and waste business operating primarily in geographic areas located in the southeastern and mid-western United States, the eastern seaboard of the United States and Canada. Group 3 is our environmental solutions business operating in geographic areas located across the United States and Canada. These groups each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal.
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. We have a dedicated team of safety professionals at our corporate headquarters and in our field operations, led by our Vice President of Safety who reports directly to our Chief Operating Officer. Due to the nature of our industry, we make safety a top priority and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 33% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees use, there are constant reminders for employees to go home in the same condition in which they came to work. Our goal is to ensure every one of our employees returns home safely each night.
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
We believe our Safety Amplified program provides additional benefits for our Company and stakeholders including:
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
Compressed Natural Gas (CNG) Vehicles
Approximately 20% of our recycling and waste collection fleet operates on CNG and approximately 13% of our replacement recycling and waste vehicle purchases during 2023 were CNG vehicles. We believe using CNG vehicles provides us with a competitive advantage in communities with strict clean emission initiatives that focus on protecting the environment. Although upfront capital costs are higher, using CNG vehicles reduces our overall fleet operating costs through lower fuel expenses. As of December 31, 2023, we operated 45 CNG fueling stations.
Fleet Electrification
We believe we are taking a leadership position in electric technology innovation for our recycling and waste collection fleet. This is a critical step toward reducing our environmental impact through lower fleet emissions. We believe it will also improve our total cost of ownership while providing a competitive advantage in certain communities. We are partnering with multiple manufacturers to pilot electric-powered recycling and waste trucks. As electric vehicle technology continues to develop, we expect to further deploy electrification to our fleet.
Standardized Maintenance
Based on an industry trade publication, we operate the fifth largest vocational fleet in the United States. As of December 31, 2023, our average fleet age in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,200	7.6
Small-container	5,300	7.1
Large-container	4,700	9.2
Total	17,200	7.9
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
People and Talent Agenda
Being human-centered is at the core of our robust people and talent agenda. We strive to maintain an environment that attracts and retains the best talent. Our approximately 41,000 full-time employees are a critical component in successfully executing our strategy and running our operations. We work hard to remain a company where the best people, with exceptional talents and diverse backgrounds, can thrive and foster a culture of caring where people feel respected, supported and encouraged to bring their best selves to work every day.
We are dedicated to driving our people and talent agenda, which includes (1) representing the diversity of the communities we serve and sustaining a safe and inclusive culture, (2) maintaining a highly engaged workforce, (3) developing our talent through learning and development experiences and (4) offering rewards that attract and retain the best workforce. We review key progress metrics such as engagement and turnover and regularly report on these metrics to our Board of Directors. This level of reporting holds all of our leaders accountable for the continued growth and development of our people.
Inclusion and Diversity
We believe the composite strength of our employees’ ideas, built on their unique experiences and backgrounds, is essential to our ability to meet and anticipate our customers’ needs. We are proud of the diversity of our frontline workforce, as it closely represents the demographics of the communities we serve. We continue to improve representation of diverse groups across all levels of the Company. Our commitment to inclusion and diversity starts at the top of our organization, as outlined in our Mission of Supporting an Inclusive Culture (MOSAIC), established in 2013 and supported by the MOSAIC Council. The MOSAIC Council consists of leaders from across the Company who serve as ambassadors and thought partners for inclusion and diversity. This enables us to continue to develop new strategies and activities that are tied to the needs of our employees, customers and business with the goal of creating an even more inclusive work environment and diverse workforce.
We support inclusion and connectivity for our diverse populations through our Business Resource Groups (BRG) and focus on the involvement of our field locations in all of our BRGs, including Women of Republic, VALOR (Veterans, Advocacy, Learning, Outreach and Recruiting), UNIDOS and the Black Employee Network. In January 2023, we launched a new BRG called PRISM in support of the LGBTQ+ community.
Employee Engagement
We believe an engaged workforce is a key element of our success as engaged employees deliver better customer service and are more productive. We measure employee engagement through a third-party survey, assessing employee sentiment on a variety of topics such as pride for the Company, job satisfaction and intention to stay. Our data reinforces that business units with a highly engaged workforce experience less turnover. We also found that employees whose leaders are highly inclusive are more likely to speak up and share their perspective. Regularly hearing from our employees allows us to understand how to support and strengthen an exceptional employee experience. Our goal is to achieve and maintain employee engagement scores at or above 88 by 2030. Our employee engagement score was 86 in 2023, which is above a national benchmark by seven points. Approximately 99% of our employees participated in the engagement survey process in October 2023, which represented an all-time high participation rate and is 24% higher than the national benchmark. Employee engagement is a core part of our business strategy, which is why we compensate our General Managers, in part, on their employee engagement scores. This reinforces our commitment for leaders to listen and take action on employee feedback and helps to ensure that our leaders are held accountable and rewarded for their efforts to drive a more engaged workforce.
Talent Development
We are committed to providing our employees with opportunities to develop throughout their careers. Our programs, including new hire onboarding and new leader assimilation, reinforce our Company values, expectations and business approach. We relaunched our successful Leadership Fundamentals program in 2022, targeting field leaders. With a goal of reaching all leaders through this program, approximately 1,000 leaders completed this training in 2023, with approximately 1,000 more slated to participate in 2024. Targeted development experiences support the growth of people in key roles, including Driver Training, Technician Training, Supervisor Training, Sales Acceleration and General Manager Onboarding, among others. We believe these programs provide the fundamental skills necessary to be successful across roles. Additionally, to meet the specific needs of the business, we opened a comprehensive Technical Training Institute in April 2021 where we train and develop our technicians.
Our leadership programs are a critical part of growing our people. We remain focused on attracting, hiring and developing early career leaders. Our rotational training and development programs, including our General Manager Acceleration Program (GMAP) and Leadership Trainee Program, help us attract, develop and advance a diverse and talented pool of individuals from across our organization. Our Executive Leadership team sponsors these programs, providing visibility and support for the career advancement of our high-potential talent across the organization. Since the beginning of these programs in 2017, 84 leaders have graduated into leadership positions. Additionally, our MBA intern program, with 35 participants since 2019, introduces strong talent to the organization and is a path of opportunity into the GMAP program. We have found that these programs and experiences help ensure that the next generation of leaders build the necessary skills and experiences to be successful in their roles today and in the future.

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
Customer Zeal
The goal of customer zeal is to drive customer loyalty by offering differentiated products and services specifically designed to meet our customers’ needs. We offer a broad set of environmental services across the United States and Canada as the sole provider, which we believe sets us apart in the industry. Customers appreciate our track record of safe and environmentally compliant operations, with the expertise to manage complex waste streams. We believe our value proposition increases customer loyalty and willingness to pay for our differentiated offerings. Customer zeal is a cultural commitment to enable and empower our employees to own their role in the customer experience.
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
To help ensure a consistent customer experience, we have invested in our customer service capabilities and our centralized Customer Experience function. This modern technology provides our customer services employees with the tools and capabilities they need to provide better levels of service through a variety of communication channels. The standardized approach enhances the customer experience and provides us a platform to reduce the cost to service our customers.
To help ensure our efforts are making an impact and building customer loyalty, we solicit feedback from our customers, including Net Promoter Score℠, so that every General Manager receives recent, relevant feedback that allows him or her the ability to reach out to customers directly and address issues immediately.
Digital
The goal of prioritizing our digital capabilities is to allow us to provide a consistent experience across our business. We believe investments in our digital platforms enable our customers to do business with us through more channels and with better access to information, ultimately driving increased customer loyalty.
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

We are leveraging technology to digitally connect our customers, drivers, dispatchers, supervisors and trucks via our "RISE" dispatch platform and in-cab technology. We are utilizing an agile iterative approach to the development and multi-year roll-out of this technology to ensure durable adoption and an appropriate return on our investment. With the roll-out of this technology we are improving productivity through more real-time routing information and data visualization tools, increasing customer connectivity and enabling automated service verification communications and enhancing the employee experience by providing better tools and technology designed around employee interaction.
We are also in the early stages of deploying advanced technology on recycling and waste collection routes that utilizes cameras to identify recycling contamination and overfilled containers. We expect this technology will reduce recycling contamination over time and drive incremental revenue.
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
Our Board of Directors’ Sustainability & Corporate Responsibility Committee has oversight responsibility with respect to our sustainability performance, our corporate responsibilities and our role as a socially responsible organization. The Committee meets at least quarterly to be updated on progress and conducts a formal comprehensive review of the Company’s performance in these areas on an annual basis.
Our 2030 Sustainability Goals
As we grow, so does our opportunity to make a meaningful, positive impact on the environment and society. Our ambitious 2030 goals are aligned with the UN Sustainable Development Goals(1) and our greenhouse gas reduction goal is aligned with The Paris Agreement. Each goal is aligned with one of the Company's elements of sustainability. Together they are designed to significantly benefit the environment and society, while enhancing the foundation and profitability of our business for the long-term.
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
Refer to our Sustainability Report for our progress toward our 2030 sustainability goals, and refer to our full suite of climate-related sustainability reporting for updates regarding our progress toward our climate goals, including the Task Force on Climate-Related Financial Disclosures (TCFD), SASB, Global Reporting Initiative (GRI) and CDP Climate Change, all of which can be found at republicservices.com/sustainability/reporting. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
(1) We have aligned our 2030 goals with the following UN Sustainable Development Goals: (3) Good Health and Well-being, (7) Affordable Clean Energy, (8) Decent Work and Economic Growth, (10) Reduced Inequalities, (11) Sustainable Cities and Communities, (12) Responsible Consumption and Production and (13) Climate Action.
(2) Targets are relative to the 2017 baseline year.
(3) SBTi, or Science Based Targets initiative, is a collaboration between CDP, the United Nations Global Compact (UNGC), World Resources Institute (WRI) and the World Wide Fund for Nature (WWF).

Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. The predictability of our free cash flows allows us to efficiently execute our capital allocation strategy, which includes investing in acquisitions and returning free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, A- by Fitch Ratings, Inc. and Baa1 by Moody’s Investors Service, Inc. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital.
Dividends
In July 2023, our Board of Directors approved an increase in the quarterly dividend to $0.535 per share, which represents an increase of approximately 8% over the prior year. Over the last five years, our dividends have increased at a compounded annual growth rate of 5.7%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021, and extending through December 31, 2023. In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective starting January 1, 2024, and extending through December 31, 2026. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the parameters around which we repurchase our shares. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for repurchase authority remaining as of December 31, 2023.
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
Brian Bales was named Executive Vice President, Chief Development Officer in February 2015. Mr. Bales has been with Republic for over 20 years, serving as Executive Vice President, Business Development from December 2008 to February 2015 and Vice President, Corporate Development from 1998 to December 2008. Prior to his time at Republic, Mr. Bales held roles of increasing responsibility in finance and business development for Ryder System, Inc. from 1993 to 1998 and served as chief financial officer for EDIFEX & VTA Communications from 1988 through 1993. Prior to that, Mr. Bales was an accountant for PwC (formerly Price Waterhouse) from 1986 to 1988. Mr. Bales serves on the Board of Directors of RB Global, Inc.
Gregg Brummer was named Executive Vice President, Chief Operating Officer in August 2023. Prior to his current role, Mr. Brummer served as Senior Vice President, Operations from June 2019 to August 2023 where he was responsible for maximizing field performance, ensuring superior service delivery, executing the operating plan, and achieving financial and operational results across the Company. Mr. Brummer joined the Company in January 2014 as Area President, a role he held until June 2019. Prior to joining the Company, Mr. Brummer was a Regional Vice President as well as General Manager at BlueLinx Corporation and held various leadership positions at Georgia Pacific Corporation.
Brian DelGhiaccio was named Executive Vice President, Chief Financial Officer in June 2020. Mr. DelGhiaccio has over 20 years of experience in a variety of roles of increasing responsibility. He was named Executive Vice President and Chief Transformation Officer in June 2019. Before that, Mr. DelGhiaccio served as Vice President, Investor Relations from 2012 to 2014, progressed to Senior Vice President, Finance from 2014 to 2017 and then to Senior Vice President, Business Transformation in 2017. Prior to his time at Republic, Mr. DelGhiaccio worked in the audit practice of Arthur Andersen. Mr. DelGhiaccio serves on the Board of Directors of Aramark.
Catharine D. Ellingsen was named Executive Vice President, Chief Legal Officer, Chief Ethics & Compliance Officer and Corporate Secretary in June 2016. Ms. Ellingsen has over 20 years of experience with Republic in a variety of roles of increasing responsibility. She was named Managing Corporate Counsel in January 2003, Director, Legal and Associate General Counsel in January 2005 and Vice President and Deputy General Counsel in June 2007. Ms. Ellingsen was named Senior Vice President, Human Resources in August 2011 and served in that position until June 2016. Before joining the Company, Ms. Ellingsen was an attorney at Steptoe & Johnson LLP from 1996 to 2001 and at Bryan Cave LLP from 1993 to 1996. Ms. Ellingsen serves on the Board of Directors of Daseke, Inc.
Amanda Hodges was named Executive Vice President, Chief Marketing Officer in November 2020. In this role, Ms. Hodges oversees marketing, communications, product development, customer engagement and revenue management for the Company. Prior to joining Republic, Ms. Hodges spent 15 years in leadership roles for Dell Technologies, most recently serving as Senior Vice President of North America Marketing and the Global Customer Briefing Program. Before joining Dell, Ms. Hodges worked as a consultant for McKinsey & Company.
Courtney Rodriguez was named Executive Vice President, Chief Human Resources Officer in March 2023. In this role, she is responsible for all aspects of the Company’s talent strategy, including talent acquisition and retention, learning and development, and total rewards. Prior to joining Republic, Ms. Rodriguez served as Senior Vice President, Global HR, for Dell Technologies. She has over 20 years of HR experience, including frontline, customer operations, culture transformation and M&A support. Ms. Rodriguez started her career in finance as a senior auditor for Arthur Andersen before moving to Dell as a financial analyst.
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
Recycling & Waste Services
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by controlling material streams from the point of collection through recycling processing or disposal. During the year ended December 31, 2023, approximately 68% of the total solid waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority, customers are willing to pay for the service and we can earn an appropriate return on our investment.

Collection Services
We provide residential, small-container and large-container collection services through 364 collection operations. In 2023, approximately 69% of our total revenue was derived from our collection business, of which approximately 19% of our total revenue related to residential services, approximately 30% related to small-container services and approximately 20% related to large-container services.
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
Transfer Services
We own or operate 246 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2023. Our collection operations deposit material at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost-effective means to consolidate material and reduce transportation costs while providing our landfills with an additional mechanism to extend their geographic reach.
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
Recycling Processing Services
We own or operate 74 recycling centers. These centers generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 2% of our total revenue during 2023. Approximately 82% of our total recycling center volume is fiber based and includes OCC, ONP and other mixed paper. During 2023, we processed and sold 2.0 million tons, excluding glass and organics, from our recycling centers. An additional 2.0 million tons were collected by us and delivered to third parties. We are investing in innovative recycling technology and have expanded our organics operations to help customers meet their diversion goals. We processed 1.1 million and sold 0.2 million tons of organic materials, respectively, from our recycling centers in 2023.
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
We have met increased consumer demand for recycling services by integrating recycling components across our collection service offerings. Our goal is to provide a complete material stream management solution to our customers in a vertically integrated, environmentally sustainable way.
We continue to invest in proven technologies to control costs and to simplify and streamline recycling for our customers. For example, robotics and advanced sorting equipment, such as disk screens, magnets and optical sorters, identify and separate different kinds of paper, metals, plastics and other materials to increase efficiency and maximize our recycling efforts.
Landfill Services
We own or operate 207 active landfills. Our landfill tipping fees charged to third parties accounted for approximately 11% of our revenue during 2023. As of December 31, 2023, we had estimated permitted acres of 40,659 and estimated total available disposal capacity of 5.1 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
Environmental Solutions
We have the capabilities to address the complex environmental and sustainability needs of our customers. Our environmental solutions offerings include collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste; field and industrial services; equipment rental; emergency response and standby services; and in-plant services. Environmental solutions volume is generated by the daily operations of industrial, petrochemical and refining facilities and oil and natural gas exploration and production sites, including maintenance, plant turnarounds and capital projects. Volume also is generated by private and government funded projects including site remediation, redevelopment or emergency spill response. In 2023, approximately 11% of our revenue was derived from environmental solutions.
Waste Treatment & Disposal
We own or operate 6 active hazardous waste landfills, 9 active energy waste landfills, 3 treatment, recovery and disposal facilities, 22 treatment, storage and disposal facilities, 6 salt water disposal wells and 12 deep injection wells. We recycle, treat and dispose of hazardous and non-hazardous industrial wastes. The waste handled include substances which are classified as “hazardous” because of their corrosive, ignitable, reactive or toxic properties and other wastes subject to federal, state and provincial environmental regulation. The waste we handle comes in solid, liquid and sludge form and can be received in a variety of containerized and bulk forms and transported to our facilities by truck and rail.
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

Sustainability Innovation
We are uniquely positioned to offer products and services to address the complex sustainability needs of our customers. Our sustainability innovation product and service offerings include operations that allow for greater material circularity and support decarbonization. Demand for post-consumer content in consumer packaging and low carbon energy alternatives continues to increase. We are able to invest independently or through joint ventures to create solutions for the evolving marketplace.
Circularity
In 2023, we completed construction at our first Polymer Center in Las Vegas, Nevada. The Polymer Center represents the first time a single U.S. company will manage the plastics stream through an integrated process from curbside collection of recycled material to production and delivery of high-quality recycled content for consumer packaging. Rigid plastics – polyethylene terephthalate (PET), high-density polyethylene (HDPE) and polypropylene (PP) – collected from residential and commercial customers and sorted at local recycling facilities will be delivered to the Polymer Center for secondary processing. The facility is expected to produce more than 100 million pounds per year of recycled plastic, including 100% post-consumer PET flake delivered to the food-grade marketplace to enable bottle-to-bottle circularity. In addition, HDPE and PP packaging such as detergent jugs or butter tubs, which today are collected in multicolored bundles, can be separated by plastic type and color. We anticipate opening at least three more centers to provide national coverage and further drive circularity, with the Indianapolis Polymer Center construction scheduled to be completed in late 2024.
In 2023, we announced the creation of Blue Polymers, LLC, a joint venture with Ravago, creating vertical integration that will further advance circularity in the plastics industry. The Blue Polymers facilities will utilize recycled HDPE and PP from our Polymer Centers to create custom recycled resins for consumer packaging and other applications. The process is expected to convert HDPE and PP into fully formulated products for use in both food-grade and non-food-grade sustainable applications. Four Blue Polymers facilities are planned to open over the next four years, beginning in 2025. Once operational, these facilities are expected to produce a combined 300 million pounds per year of recycled plastics. Products are expected to include custom-blended and compounded materials for individual customers to help them achieve their sustainability goals and comply with federal, state or local requirements for recycled content.
Decarbonization
Our customers are increasingly looking for decarbonization solutions, and Republic is leveraging our network of landfills to meet that need. Republic is committed to harnessing landfill gas, a natural byproduct of decomposing waste, and converting it to energy. More than 87% of our landfill acreage is covered by gas collection systems. Collecting and converting landfill gas into renewable energy provides economic and environmental benefits, including reducing fugitive greenhouse gas emissions.
As of December 31, 2023, we operated 76 landfill gas-to- energy projects. The majority of these projects were developed and are owned by a third party, where we earn a royalty based on renewable energy sold. We have more than 50 landfill gas-to-renewable natural gas (RNG) projects in development that are expected to begin operation in the coming years. The majority of the development portfolio is part of a joint venture with Archaea Energy, a bp company, in which Republic is a minority equity owner. RNG is a low-carbon, pipeline-quality fuel that’s fully interchangeable with fossil fuel-derived natural gas; it can be used as a transportation fuel in commercial fleets, including our own.
We also are producing renewable energy at our landfills through solar projects we host at eight sites, which generate clean electricity for local communities.
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
We provide essential environmental services in the communities we serve and our operations can be adversely affected by periods of inclement or severe weather and natural disasters, which could increase the volume of material collected under our existing contracts (without corresponding compensation), delay the collection and disposal of material, reduce the volume of material delivered to our disposal sites or delay the construction or expansion of our landfill sites and other facilities and may increase with the physical impacts of climate change. The impacts from adverse weather and natural disasters have the potential to last several months and to affect several facilities. We have business continuity plans in place for severe weather, natural disasters and other emergencies—hurricanes, tornadoes, flooding, winter storms, earthquakes and wildfires, among others—to help limit disruptions in our operations and help ensure the continuity of our services. Our operations can also be favorably affected by severe weather and natural disasters, which could increase the volume of material in situations where we are able to charge for our additional services. Refer to our TCFD Report for more information on climate impacts and our risk management strategies, available at investor.republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
Regulation
Our facilities and operations are subject to a variety of federal, state, provincial and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, recycling centers, certain waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Any revocation, modification or denial of permits could have a material adverse effect on us. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The United States EPA and various other federal, state, provincial and local authorities administer these regulations. Regulations with respect to hazardous waste are particularly relevant for our Group 3 reportable segment that provides treatment, recycling and disposal of hazardous waste.
In order to comply with these regulations, we must incur substantial capital expenditures relating to our vehicles, landfills, transfer stations, recycling centers and other assets, and in connection with our capping, closure, post-closure and environmental remediation activities. Compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, could increase our costs to operate or require additional capital expenditures.
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
In addition, our vehicle fleet also may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past decade, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) passenger automobiles and light-duty trucks (collectively, light-duty vehicles); and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For light-duty vehicles, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for light-duty vehicles for model years 2017 through 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal occurred in 2020 but has been challenged in court. In 2021, the EPA issued a rule further setting the standards for model years 2023 to 2026, making them more stringent; that rule has also been challenged in court. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. In August 2016, the EPA and the NHTSA jointly issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. In August 2021, the EPA announced its intent to move forward with a Clean Trucks Plan, which would involve setting emissions standards for model years 2027 and beyond; the EPA released a proposed rule on March 28, 2022 and issued a final rule on December 20, 2022. In 2023, NHTSA released proposed rules for 2027-2032 light-duty vehicles and 2030-2035 heavy-duty pickups and vans, and EPA released a proposed rule for 2027-2032 light and medium duty vehicles.
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
Certain of our facilities are subject to the Québec Environment Quality Act, the Ontario Environmental Protection Act or the Alberta Environmental Protection and Enhancement Act and their respective regulations. These statutes and regulations regulate the generation, collection, characterization, documentation, transport, storage, treatment, recovery and disposal of hazardous wastes, establish the requirements for waste management facilities and waste transportation systems and govern actual or potential releases of contaminants in the environment, such as air emissions and soil, groundwater and surface water contamination issues.
Hazardous waste transporters are required to hold permits to operate under the provincial statutes and regulations and are also subject to safety documentation and reporting requirements under provincial law and the federal Transportation of Dangerous Goods Act, 1992.
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
A portion of the operations of our standby services business within Group 3 is conducted in the United States coastwise trade. This is a protected market that is subject to United States cabotage laws that impose certain restrictions on the ownership and operation of vessels in the United States coastwise trade. These laws are principally contained in 46 U.S.C. Chapters 121, 505 and 551 and the related regulations, which are commonly referred to collectively as the “Jones Act.” The Jones Act restricts transportation of merchandise by water or by land and water, either directly or via a foreign port, between points in the United States and certain of its island territories. Subject to limited exceptions, the Jones Act requires that vessels engaged in United States coastwise trade be owned and operated by United States citizens within the meaning of the Jones Act, be built in and registered under the laws of the United States and manned by predominantly United States Citizen crews. We have compliance mechanisms in place designed to assist with monitoring and maintaining compliance with the ownership requirements of the Jones Act.
All of our offshore vessels are subject to either United States or international safety and classification standards and sometimes both. United States-flag vessels, barges and crew boats are required to undergo periodic inspections pursuant to United States Coast Guard regulations.
We are also subject to a number of safety, security and environmental laws and regulations, including the International Ship and Port Facility Security Code (ISPFS Code), an amendment to the International Convention for the Safety of Life at Sea (SOLAS) as implemented in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. Under the ISPS Code, we perform worldwide security assessments, risk analyses and develop vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those United States-flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to the latest revision of Marsec Directive 104-6.
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
We are engaged in 76 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program, which was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, known as renewable identification numbers (RINs), from renewable fuel producers. The amount of RIN credits generated by each gallon of renewable fuel depends on the process and feedstock used to create the specific renewable fuel. There is a market for RINs and, as we and/or our partners produce RFS-compliant renewable fuel, RINs are generated and sold to parties purchasing such RINs to achieve compliance with the RFS program.

Climate and Sustainability Trends
Jurisdictions have been updating climate policies toward the goal of reporting and reducing greenhouse gas (GHG) emissions through a broad range of sustainability initiatives. We believe reducing our impact on the planet and improving the quality of life of its inhabitants are the right things to do, and have committed to heightened emissions reduction goals. Taking into account the challenges associated with quantifying environmental services emissions precisely, we evaluate and offer strategic opportunities to provide our customers with sustainable solutions to reduce their GHG emissions as new regulatory and business developments related to concerns about climate change arise. As a provider of a highly regulated public service, we recognize the importance of broad stakeholder engagement in these endeavors, and we actively seek opportunities for discussion on more sustainable materials management practices. In addition, we cooperate with and support initiatives at the federal and state level in support of legislation that encourages sustainable practices including the production and use of renewable, low-carbon fuels and electricity and the processing of recyclables and organics.
We have long been a leader in sustainability as it relates to environmental services and strive to maintain this reputation. Our sustainability commitments, as well as our progress toward our current goals, are published in our Sustainability Report and accompanying reports and can be found at investor.republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
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
•our compliance with, and future changes in, environmental and flow control regulations and our ability to obtain approvals from regulatory agencies in connection with operating and expanding our landfills and other facilities;
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
We principally compete with large national waste management companies, numerous municipalities and numerous regional and local companies. Competition for collection accounts is typically based on the quality of services, ease of doing business and/or price. Competition for disposal business is primarily based on geographic location, quality of operations and price. One of our competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own collection and disposal facilities have the benefits of tax revenue and greater opportunities for tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, our collection operations may have difficulty competing effectively. We are also subject to risks associated with contracts awarded by municipalities and other entities through competitive bidding. For example, we may not be the successful bidder, we may need to lower our price in order to win or retain a contract, and our competitors may have lower financial expectations that permit them to reduce their prices in order to win a contract. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
Increases in the cost of fuel or petrochemicals increase our operating expenses, and we may not be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer, disposal and other environmental services. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $541.6 million in 2023, or 3.6% of revenue, compared to $631.1 million in 2022, or 4.7% of revenue.
At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $27 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $36 million. A substantial rise or drop in fuel costs could materially affect our revenue and cost of operations.
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
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable materials and resulted in lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. In 2023, approximately 82% of our recycling center volume was fiber based and included OCC, ONP and other mixed paper.
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

Acute and chronic weather events, including those brought about by climate change, may adversely impact our operations and increase the costs of collection, transfer, disposal and other environmental services we provide.
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
If we do not appropriately estimate landfill capping, closure, post-closure and remediation costs, our consolidated financial condition and results of operations may be adversely affected.
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
In accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP), we capitalize certain expenditures relating to the development and expansion of landfills, transfer stations and other projects. If a facility or operation is permanently shut down or determined to be impaired, or a development, expansion or other project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures relating to such facility or project that we are unable to recover through sale, transfer or otherwise. We also carry a significant amount of goodwill on our consolidated balance sheets, which we must assess for impairment annually, and more frequently in the case of certain triggering events. We may incur charges against earnings in accordance with this policy, or other events may cause impairments. Such charges could have a material adverse effect on our results of operations.
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
As of December 31, 2023, approximately 23% of our workforce was covered by collective bargaining agreements. If our union-represented employees engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. We have experienced interrupted service when our union-represented employees have engaged in strikes and work stoppages in the past, and we would expect the same to occur as a result of any future strikes or work stoppages. Additional groups of employees may seek union representation in the future which could result in increased operating costs. If a greater percentage of our workforce becomes union-represented, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
We may not be able to achieve reduction of our greenhouse gas emissions and our other sustainability goals.
Climate change and other sustainability matters are embedded in our core value and vision. As part of our strategic long-term plans to address sustainability, among other sustainability goals, we are committed to reducing our absolute Scope 1 and Scope 2 greenhouse gas emissions 35% by 2030 relative to the 2017 baseline year. The execution of our plans and achievement of our goals are subject to risks and uncertainties, including our ability to develop, obtain, license or scale the innovations, technologies and modeling and measurement tools that may be necessary to achieve our plans and the availability, cost and benefits of materials and infrastructure associated with our sustainability projects, such as our CNG vehicles, fleet electrification, recycling, circularity of key materials, landfill gas-to-energy and other renewable energy projects.
In addition, increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, talent management and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, and meet the sustainability values, standards and metrics that we set for ourselves, it could negatively impact our reputation and our business results.
Risks Related to our Legal and Regulatory Environment
We are subject to costly environmental and flow-control regulations and requirements that may affect our operating margins, restrict our operations and subject us to additional liability.
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of material, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to, among other things, enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We may not be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes, including those relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at our waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes, which could have a negative effect on our consolidated financial position, results of operations and cash flows. For example, the EPA has indicated it is considering listing certain PFAS as hazardous substances under CERCLA, which if finalized could trigger additional obligations or liabilities under CERCLA or other laws and regulations. Further, under certain municipal and other agreements, we are subject to landfill diversion requirements that if not met, subject us to liquidated damages and other costs and expenses, the result of which could adversely affect our business, reputation and operating margins.
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
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA has taken certain actions administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the United States Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are pollutants for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has finalized regulations limiting greenhouse gas emissions and increasing fuel economy standards. The EPA and the NHTSA have finalized such regulations applicable to light-duty vehicles through model year 2025. In 2018, the EPA and the NHTSA proposed to revise the light-duty vehicle standards for model years 2021 through 2024 to make them less stringent; final action on the proposal took place in 2020 but has been challenged in court. On August 16, 2016, the EPA and the NHTSA issued additional regulations that would impose more stringent standards for heavy-duty vehicles through model-year 2027. For further discussion, see Item 1. Business – Regulation – Federal Regulation – The Clean Air Act, in this Annual Report on Form 10-K. These standards and further federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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
In Canada, the federal Greenhouse Gas Pollution Pricing Act imposes a carbon pricing system for industry in provinces and territories that have not implemented carbon pricing systems of their own or, in the opinion of the federal government, have implemented carbon pricing systems that do not align with the federal benchmark requirements. This federal system imposes a carbon levy to the sale of fuel and sets out an output-based pricing system that applies to industrial emitters that meet certain criteria set out in the statute and its regulations, which creates a price incentive for industrial emitters to reduce greenhouse gas emissions by establishing a regulatory trading system for industry. The carbon levy on fuel is administered by the Canada Revenue Agency and is a carbon tax that applies to the sale of 22 different types of fuel as set out in the statute and its regulations. As of 2024, the Fuel Charge is $80 per ton of CO2e and will increase to $170 per ton by 2030. Both direct and indirect costs associated with compliance with this and other greenhouse gas legislation could have a material adverse effect on our consolidated financial condition, results of operations and cash flows, including material increases to our capital or operating costs related to matters such as infrastructure upgrades or increased fuel costs.
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

For example, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. As a result, we may be required to pay fines or judgments or implement corrective measures, or we may have our permits and licenses modified or revoked. A significant judgment against us or settlement, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. We establish accruals for our estimates of the costs associated with lawsuits, regulatory, governmental and other legal proceedings. We could underestimate such accruals. Such shortfalls could result in significant unanticipated charges to income.
Changes to federal renewable fuel policies could affect our financial performance in that sector as a renewable fuel producer and impact our projected future investments.
We are engaged in 76 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy RINs from renewable fuel producers. RIN prices generally respond to administrative actions, decisions and/or regulations from the EPA, including the issuance of an annual renewable volumetric obligation, as well as fluctuations in supply and demand. Changes in the RFS market, the structure of the RFS program or RIN prices and demand may impact the financial performance of the projects developed to capture and treat gas and could impact or alter our projected future investments.
Risks Related to Financial Strategy and Indebtedness
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2023, we had approximately $13 billion in principal value of debt and finance leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
Weakness in the United States economy can reduce the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or environmental services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
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
The costs of providing for pension benefits and related funding requirements are subject to changes in pension fund values and fluctuating actuarial assumptions and may have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
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
Our due diligence investigations of acquisition candidates may fail to discover certain undisclosed liabilities. If we acquire a company with undisclosed liabilities such as environmental, remediation or contractual liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities by conducting due diligence, by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification, by obtaining representations and warranties insurance and by acquiring only specified assets. However, we may not be able to obtain indemnification, insurance coverage or other security, and such indemnification, insurance coverage or other security obtained may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.
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
We use information technology and operational technology assets, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. In connection with our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity threats associated with acquisitions and new initiatives, we may become increasingly vulnerable to such threats. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. Also, the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. This changing regulatory landscape may cause increasingly complex compliance challenges, which may increase our compliance costs. Any failure to comply with these changing security and privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.
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
Our business is directly affected by changes in local, national, global and general economic factors and overall economic activity that are outside of our control, including changes in governmental monetary policies, consumer confidence, slowing economic growth, inflation, pandemics, supply chain issues and interest rates. In recent years, for example, the COVID-19 pandemic, inflation, the Ukraine-Russia conflict, United States-China relations, the Israel-Gaza conflict, monetary policy changes, and the resulting increases in interest rates negatively impacted the economy, disrupted supply chains and created significant volatility and disruption of financial markets. In particular, disruption of the labor market and supply chains related to vehicles, especially trucks and the mechanical and electrical components in order to service them, negatively impacts our ability to provide services. A weak or volatile economy may result in decreases in volumes, which adversely affects our revenues. In addition, we have certain fixed costs (e.g., facility expense associated with long-term leases, depreciation expense and accretion expense), which may be difficult to adjust quickly to match declining volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, a decline in volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Operating in an environment of worsening economic conditions could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Further, recovery in the environmental services industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Republic’s technology and cybersecurity programs are crucial to maintaining secure operations, which enable us to deliver on our promise to customers and maintain stakeholder trust. Our Cybersecurity organization, led by our Chief Information Security Officer (CISO), is responsible for establishing, implementing and executing our cybersecurity program and strategy. Our CISO has over 20 years of information technology, information technology audit, and cybersecurity experience, and is involved in assessing the latest developments in cybersecurity, including potential threats and innovative risk management techniques.
Our cybersecurity program is a critical component of our enterprise risk management process overseen by our Board of Directors, and we have integrated cybersecurity-related risks into our overall enterprise risk management framework. Additionally, cybersecurity-related risks are included in the risk universe that the risk management function evaluates to assess top risks to the enterprise on an annual basis.

Our Cybersecurity organization proactively identifies, manages, and mitigates cyber risk in a variety of ways, including but not limited to:
a.A formal enterprise-wide cybersecurity policy and related standards;
b.Cybersecurity training and employee phishing simulations;
c.Scheduled and ad hoc internal and external penetration tests;
d.Cyber incident response, IT disaster recovery, and business continuity plans;
e.Cybersecurity assessments and remediation planning as part of our M&A due diligence process;
f.Identity and access management controls;
g.Third-party risk assessment and management for vendors and third-party service providers; and
h.Cyber incident tabletop exercises for our Board of Directors and management.
A primary element of our cybersecurity program is the implementation of controls that are aligned with industry guidelines and applicable regulations to identify threats, deter attacks, and protect our information security assets. We have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, including to monitor compliance with our agreements and regulatory and legal requirements. We also actively engage with industry participants and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
Our cybersecurity program is designed based on the concepts of control maturity and control efficacy. For control maturity, our cybersecurity program is aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and is assessed annually by an independent third party against our yearly control maturity targets in the context of current cyber threat and industry trends. The NIST CSF assessment results are used to validate the progress made against the current year maturity targets, inform the program’s strategic priorities and establish maturity targets for the following year. These assessment results are provided to our Audit Committee and our Board of Directors on an annual basis.
For control efficacy, the cybersecurity program leverages a variety of metrics and measurements to demonstrate whether the control objectives are being consistently achieved within the target range. Monthly security operation (SecOps) reviews are utilized to monitor metric trends and root causes to determine potential capability improvements. The monthly SecOps reviews and related actions are aggregated into a subset of key metrics reviewed quarterly by the Audit Committee.
Cybersecurity Governance
Our Audit Committee oversees the management of our cybersecurity risk exposures and the steps management has taken to monitor and control such exposures. At each quarterly meeting, the Audit Committee receives an update from our CISO and other members of management on relevant topics, including cybersecurity program maturity progress, new capabilities implemented, penetration testing results, key cyber risk metrics (e.g., simulated phishing testing and vulnerability management) and notable incidents or events should they occur. On an annual basis, our Board of Directors meets with our CISO and our third-party cybersecurity consultant to review our cybersecurity strategy and the results of our NIST CSF assessment. In accordance with our cybersecurity incident response plan, our Board is promptly informed of potentially material cybersecurity incidents, including with respect to our third-party service providers.
Although we have experienced cybersecurity incidents from time to time that have not had a material adverse effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. For a discussion regarding risks from cybersecurity threats that have or are reasonably likely to affect the company, see our risk factors, including the risk factors titled “Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.” and “A cybersecurity incident could negatively impact our business and our relationships with customers.” in Item 1A of this Annual Report on Form 10-K.
ITEM 2.PROPERTIES
Our corporate office is located at 18500 North Allied Way, Phoenix, Arizona 85054, where we currently lease approximately 150,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the United States and Canada where we conduct operations. As of December 31, 2023, we operated across the United States and Canada through 364 collection operations, 246 transfer stations, 74 recycling centers, 207 active landfills, 3 treatment, recovery and disposal facilities, 22 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 12 deep injection wells. In the aggregate, our active solid waste landfills total 118,010 acres, including 40,659 permitted acres.

We are engaged in 76 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 126 closed landfills. We believe that our property and equipment are adequate for our current needs.
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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K; and (2) environmental remediation liabilities, which totaled $485.4 million at December 31, 2023 and which are discussed in Note 8, Landfill and Environmental Costs, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $18 million relating to our outstanding legal proceedings as of December 31, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $11 million higher than the amount recorded as of December 31, 2023.
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
There were 490 holders of record of our common stock at February 13, 2024, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In January 2024, our Board of Directors declared a regular quarterly dividend of $0.535 per share for shareholders of record on January 2, 2024. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2023, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2023:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c) (d)
October 1 – 31	500,160	$142.69	500,160	$1,282,578,751
November 1 – 30	—	$—	—	$1,282,578,751
December 1 – 31	—	$—	—	$1,282,578,751
	500,160		500,160
(a)In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective starting January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2023, there were no repurchased shares pending settlement.
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
(d)The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be purchased under the plans or programs exclude a 1% excise tax.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2023.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2018 to December 31, 2023 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2018 and that all dividends were reinvested.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Republic Services, Inc.
S&P 500 Index
DJ W&DS Index

	Indexed Returns for the Years Ended December 31,
	2018	2019	2020	2021	2022	2023
Republic Services, Inc.	$100.00	$126.61	$138.67	$203.89	$191.32	$247.98
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
DJ W&DS Index	$100.00	$135.09	$143.96	$201.25	$190.37	$224.24
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.
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
For further discussion regarding our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Developments
2024 Financial Guidance
In 2024, we will focus on pricing in excess of cost inflation, driving profitable volume growth, investing in sustainability to improve the environment and drive growth, investing in value-creating acquisitions and advancing technology to improve productivity and increase customer retention. Specific guidance follows:
Revenue
We expect revenue to be in the range of $16.100 billion to $16.200 billion. We expect an increase in average yield of approximately 5.5% to 6.0% and volume growth to be in a range of 0.0% to 0.5%. Average yield on related business revenue is expected to be in a range of 6.5% to 7.0%.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2024 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2023. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2024	(Actual) Year Ended December 31, 2023
Diluted earnings per share	$ 5.86 to 5.92	$5.47
Restructuring charges	0.08	0.08
Gain on business divestitures and impairments, net	—	(0.03)
Adjustment to withdrawal liability for multiemployer pension funds	—	0.01
US Ecology, Inc. acquisition integration and deal costs	—	0.08
Adjusted diluted earnings per share	$ 5.94 to 6.00	$5.61
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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2023, we operated across the United States and Canada through 364 collection operations, 246 transfer stations, 74 recycling centers, 207 active landfills, 3 treatment, recovery and disposal facilities, 22 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells, 12 deep injection wells and 1 polymer center. We are engaged in 76 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 126 closed landfills.
Revenue for the year ended December 31, 2023 increased by 10.8% to $14,964.5 million compared to $13,511.3 million in 2022. This change in revenue is due to increased volume of 0.5%, average yield of 6.1%, acquisitions, net of divestitures of

4.8%, and environmental solutions revenue of 0.1%, partially offset by decreased recycling processing and commodity sales of 0.5% and fuel recovery fees of 0.2%
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	2023		2022
Revenue	$14,964.5	100.0%	$13,511.3	100.0%
Expenses:
Cost of operations	8,942.2	59.8	8,205.0	60.7
Depreciation, amortization and depletion of property and equipment	1,368.4	9.1	1,245.6	9.2
Amortization of other intangible assets	66.3	0.4	53.9	0.4
Amortization of other assets	66.7	0.5	52.1	0.4
Accretion	97.9	0.7	89.6	0.7
Selling, general and administrative	1,608.7	10.8	1,454.3	10.8
Adjustment to withdrawal liability for multiemployer pension funds	4.5	—	(1.6)	—
Gain on business divestitures and impairments, net	(3.6)	—	(6.3)	—
Restructuring charges	33.2	0.2	27.0	0.2
Operating income	$2,780.2	18.5%	$2,391.7	17.6%
Our pre-tax income was $2,191.5 million for the year ended December 31, 2023, compared to $1,831.5 million in 2022. Our net income attributable to Republic Services, Inc. was $1,731.0 million, or $5.47 per diluted share, for 2023, compared to $1,487.6 million, or $4.69 per diluted share, for 2022.
During 2023 and 2022, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax impact, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2023 and 2022. For comparative purposes, prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Pre-tax Income	Tax Impact(3)	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Tax Impact(3)	Net Income - Republic	Diluted Earnings per Share
As reported	$2,191.5	$460.5	$1,731.0	$5.47	$1,831.5	$343.9	$1,487.6	$4.69
Restructuring charges	33.2	8.7	24.5	0.08	27.0	7.1	19.9	0.06
Loss on extinguishment of debt and other related costs (1)	0.2	—	0.2	—	—	—	—	—
Gain on business divestitures and impairments, net	(3.6)	5.1	(8.7)	(0.03)	(6.3)	(2.5)	(3.8)	(0.01)
Adjustment to withdrawal liability for multiemployer pension funds (2)	4.5	1.2	3.3	0.01	(1.6)	(0.4)	(1.2)	—
US Ecology, Inc. acquisition integration and deal costs	33.5	8.7	24.8	0.08	77.3	17.0	60.3	0.19
Total adjustments	67.8	23.7	44.1	0.14	96.4	21.2	75.2	0.24
As adjusted	$2,259.3	$484.2	$1,775.1	$5.61	$1,927.9	$365.1	$1,562.8	$4.93
(1) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2023.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2022.
(3) The income tax effect related to our adjustments includes both current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
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
Restructuring charges. In 2023 and 2022, we incurred restructuring charges of $33.2 million and $27.0 million, respectively. Of the 2023 charges, $9.5 million related to the early termination of certain leases and $23.7 million related to the redesign of our asset management, and customer and order management software systems. The 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems, which was completed with the systems being placed into production in 2022. We paid $39.4 million and $19.8 million during 2023 and 2022, respectively, related to these restructuring efforts.
In 2024, we expect to incur restructuring charges of approximately $35 million, primarily related to the redesign of our asset management, and customer and order management software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Loss on extinguishment of debt and other related costs. During 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million. During 2022, we did not incur any losses on extinguishment of debt.
Gain on business divestitures and impairments, net. During 2023, we recorded a net gain on business divestitures and impairments of $3.6 million. During 2022, we recorded a net gain of $6.3 million related to business divestitures and asset impairments.
Adjustment to withdrawal liability for multiemployer pension funds. During 2023, we recorded a charge to earnings of $4.5 million for a withdrawal event at multiemployer pension funds to which we contribute. During 2022, we recorded a net reduction of $1.6 million related to the remeasurement of withdrawal costs liabilities from multiemployer pension plans. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
US Ecology, Inc. acquisition integration and deal costs. In 2023 and 2022, we incurred acquisition integration and deal costs of $33.5 million and $77.3 million, respectively, in connection with the acquisition of US Ecology, which included certain costs to close the acquisition and integrate the business, including stock compensation expense for unvested awards at closing as well as severance and change-in-control payments. The acquisition closed on May 2, 2022, and our integration of the business was substantially complete as of December 31, 2023.
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

The following table reflects our revenue by service line for the years ended December 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	2023		2022
Collection:
Residential	$2,822.7	18.9%	$2,642.6	19.5%
Small-container	4,438.4	29.7	3,945.7	29.2
Large-container	2,922.4	19.5	2,701.1	20.0
Other	69.4	0.4	53.9	0.4
Total collection	10,252.9	68.5	9,343.3	69.1
Transfer	1,699.1		1,574.5
Less: intercompany	(933.7)		(849.8)
Transfer, net	765.4	5.1	724.7	5.4
Landfill	2,885.4		2,681.7
Less: intercompany	(1,206.0)		(1,131.9)
Landfill, net	1,679.4	11.2	1,549.8	11.5
Environmental solutions	1,701.4		1,262.1
Less: intercompany	(76.5)		(53.9)
Environmental solutions, net	1,624.9	10.9	1,208.2	8.9
Other:
Recycling processing and commodity sales	312.3	2.1	359.1	2.7
Other non-core	329.6	2.2	326.2	2.4
Total other	641.9	4.3	685.3	5.1
Total revenue	$14,964.5	100.0%	$13,511.3	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2023 and 2022:

	2023	2022
Average yield	6.1%	5.2%
Fuel recovery fees	(0.2)	2.6
Total price	5.9	7.8
Volume	0.5	2.4
Change in workdays	—	(0.1)
Recycling processing and commodity sales	(0.5)	(0.6)
Environmental solutions	0.1	0.5
Total internal growth	6.0	10.0
Acquisitions / divestitures, net	4.8	9.6
Total	10.8%	19.6%

Core price	7.4%	6.7%
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

The following table reflects average yield, core price and volume as a percentage of related-business revenue for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	As a % of Related Business
Average yield	7.3%	5.7%
Core price	8.9%	7.3%
Volume	0.7%	2.6%
During 2023, we experienced the following changes in our revenue as compared to 2022:
•Average yield increased revenue by 6.1% due to positive pricing changes in all our collection and disposal lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.2%, primarily due to a decrease in fuel prices compared to 2022, partially offset by an increase of total revenue subject to the fuel recovery fees.
•Volume increased revenue by 0.5% during 2023 as compared to 2022 primarily due to volume growth in our landfill and our small container collection lines of business, partially offset by a decrease in volume in our large container and residential collections lines of business and our transfer line of business. The volume increase in our landfill line of business is primarily attributable to increased special waste and solid waste volumes, partially offset by a decrease in volume in our construction and demolition line of business.
•Recycling processing and commodity sales decreased revenue by 0.5% primarily due to a decrease in overall commodity prices as compared to 2022. The average price for recycled commodities, excluding glass and organics for 2023 was $117 per ton compared to $170 per ton for 2022.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $10 million.
•During 2023, environmental solutions revenue increased by 0.1% primarily due to price increases, partially offset by a decrease in exploration and production-related volumes due to a decline in rig counts.
•Acquisitions, net of divestitures, increased revenue by 4.8%, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
Cost of Operations
Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers that transport our waste to disposal facilities and costs for local operators that provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel tax credits; disposal fees and taxes, consisting of landfill taxes, host community fees and royalties; landfill operating costs, which includes financial assurance, leachate disposal, remediation charges and other landfill maintenance costs; risk management costs, which include insurance premiums and claims; and other, which includes expenses such as facility operating costs, equipment rent and gains or losses on the sale of assets used in our operations.

The following table summarizes the major components of our cost of operations for the years ended December 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	2023		2022
Labor and related benefits	$2,993.9	20.0%	$2,702.9	20.0%
Transfer and disposal costs	1,056.3	7.1	992.9	7.3
Maintenance and repairs	1,388.3	9.3	1,228.4	9.1
Transportation and subcontract costs	1,171.0	7.8	1,086.5	8.0
Fuel	541.6	3.6	631.1	4.7
Disposal fees and taxes	347.9	2.3	342.3	2.5
Landfill operating costs	333.0	2.2	283.2	2.1
Risk management	385.2	2.6	321.4	2.4
Other	725.0	4.9	616.0	4.6
Subtotal	8,942.2	59.8	8,204.7	60.7
US Ecology, Inc. acquisition integration and deal costs	—	—	0.3	—
Total cost of operations	$8,942.2	59.8%	$8,205.0	60.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
Our cost of operations increased in aggregate dollars for the year ended December 31, 2023 compared to the same period in 2022 as a result of the following:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases and volume-related growth. Acquisition-related growth also contributed to the increase in labor and related benefits.
•Transfer and disposal costs increased in aggregate dollars primarily due to acquisition-related growth and as a result of higher collection volumes.
During both 2023 and 2022, approximately 68% of the total solid waste volume we collected was disposed at landfill     sites that we own or operate (internalization).
•Maintenance and repairs expense increased due to higher hourly wages as a result of annual merit increases, an increase in third-party maintenance, parts inflation, and volume-related growth. Acquisition-related growth also contributed to the increase in maintenance and repairs expense.
•Transportation and subcontract costs increased in aggregate dollars in 2023 due to an increase in transportation rates as compared to 2022. Acquisition-related growth also contributed to the increase in transportation and subcontract costs.
•Our fuel costs decreased due to a decrease in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for 2023 was $4.21 compared to $4.99 for 2022.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $27 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $36 million per year.
•Disposal    fees and taxes increased in aggregate dollars in 2023 primarily due to increased royalties and host fees from an increase in volume at certain landfills as compared to 2022.
•Landfill operating costs increased during 2023 primarily due to increased leachate treatment, transportation and disposal costs due in part to increased rainfall in select geographic regions, landfill gas and other maintenance costs as well as favorable remediation adjustments recorded during 2022 which did not recur in 2023.
•Risk management expenses increased primarily due to unfavorable actuarial development in our auto liability claims as well as higher premium costs.
•Other costs of operations increased during 2023 due to increased occupancy and facility related expenses, acquisition-related activity and higher third-party truck and equipment rental expense to support higher volumes.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	2023		2022
Depreciation and amortization of property and equipment	$897.5	6.0%	$811.9	6.0%
Landfill depletion and amortization	470.9	3.1	433.7	3.2
Depreciation, amortization and depletion expense	$1,368.4	9.1%	$1,245.6	9.2%
Depreciation and amortization of property and equipment increased primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased in aggregate dollars due to higher landfill disposal volumes primarily driven by special waste and solid waste volumes as well as an increase in our overall average depletion rates. Additionally, we recognized certain favorable amortization adjustments related to our asset retirement obligations in 2022 that did not recur in 2023.
Amortization of Other Intangible Assets
Expenses for amortization of other intangible assets were $66.3 million, or 0.4% of revenue, for the year ended December 31, 2023, compared to $53.9 million, or 0.4% of revenue, for 2022. Amortization expense increased due to additional assets acquired as a result of our business acquisitions.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $66.7 million, or 0.5% of revenue, for the year ended December 31, 2023, compared to $52.1 million, or 0.4% of revenue, for 2022.
Accretion Expense
Accretion expense was $97.9 million, or 0.7% of revenue, and $89.6 million, or 0.7% of revenue, for the years ended December 31, 2023 and 2022, respectively. Accretion expense increased in aggregate dollars due to acquired asset retirement obligations.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue):

	2023		2022
Salaries and related benefits	$1,050.4	7.0%	$937.9	7.0%
Provision for doubtful accounts	53.2	0.4	41.5	0.3
Other	471.6	3.1	397.9	2.9
Subtotal	1,575.2	10.5	1,377.3	10.2
US Ecology, Inc. acquisition integration and deal costs	33.5	0.2	77.0	0.6
Total selling, general and administrative expenses	$1,608.7	10.7%	$1,454.3	10.8%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.

The most significant items affecting our selling, general and administrative expenses during 2023 as compared to 2022 are summarized below:
•Salaries and related benefits increased primarily due to higher wages and benefits resulting from annual merit increases as well as higher management incentive expense as a result of outperforming our annual incentive metrics. Acquisition-related growth also contributed to the growth in salaries and related benefits in aggregate dollars.
•Provision for doubtful accounts increased primarily due to acquisition-related activity. As of December 31, 2023, our days sales outstanding were 42.0, or 30.9 days net of deferred revenue, compared to 43.3, or 31.8 days net of deferred revenue, as of December 31, 2022.
•Other selling, general and administrative expenses increased for the year ended December 31, 2023, largely due to both an increase in meeting and travel costs and acquisition-related growth.
•During the year ended December 31, 2023, we incurred $33.5 million of acquisition integration and deal costs within selling, general and administration expense in connection with the acquisition of US Ecology. The 2023 costs primarily related to the integration of certain software systems as well as rebranding of the business, while the 2022 costs included certain costs to close the acquisition.
Adjustment to Withdrawal Liability for Multiemployer Pension Funds
During the year ended December 31, 2023, we recorded a $4.5 million charge related to the withdrawal from a certain multiemployer pension plan. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
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
During the years ended December 31, 2023 and 2022, we recorded a net gain on business divestitures and impairments of $3.6 million and $6.3 million, respectively.
Restructuring Charges
In 2023 and 2022, we incurred restructuring charges of $33.2 million and $27.0 million, respectively. Of the 2023 charges, $9.5 million is related to the early termination of certain leases and $23.7 million related to the redesign of our asset management, and customer and order management software systems. The 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems, which was completed with the systems being placed into production in 2022. We paid $39.4 million and $19.8 million during 2023 and 2022, respectively, related to these restructuring efforts.
In 2024, we expect to incur restructuring charges of approximately $35 million, primarily related to the redesign of our customer billing and asset management software systems. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions for the years ended December 31, 2023 and 2022 (in millions of dollars):

	2023	2022
Interest expense on debt	$430.2	$329.0
Non-cash interest	85.8	71.6
Less: capitalized interest	(7.8)	(5.0)
Total interest expense	$508.2	$395.6
Total interest expense for 2023 increased compared to 2022 primarily due to additional outstanding debt on our term loan and revolving lines of credit used to fund the purchase of US Ecology and higher interest rates on our floating rate debt. The increase attributable to our fixed rate debt is primarily due to the issuance of additional senior notes used to refinance amounts outstanding under our term loan and revolving lines of credit and for general corporate purposes.

Cash paid for interest, excluding net swap settlements for our fixed-to-floating and floating-to-fixed interest rate swaps, was $422.9 million and $311.5 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, we had $2,232.2 million of floating rate debt including floating rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $20 million.
Income Taxes
Our provision for income taxes was $460.1 million and $343.9 million for 2023 and 2022, respectively. Our effective tax rate, exclusive of non-controlling interests, for the years ended December 31, 2023 and 2022 was 21.0% and 18.8%, respectively. Net cash paid for income taxes was approximately $343 million and $185 million for the years ended December 31, 2023 and 2022, respectively.
During 2023, we acquired non-controlling interests in limited liability companies established to own renewable energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2023 tax provision reflects a benefit of $86.9 million due to the tax credits related to these investments.
In addition, during 2023 we resolved IRS examinations for our tax years 2014 - 2018 that, in the aggregate, reduced our tax provision by approximately $20.8 million.
Our 2022 tax provision was reduced by approximately $139 million related to the tax credits from our non-controlling interest in limited liability companies established to own renewable energy assets.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $64.5 million available as of December 31, 2023. These state net operating loss carryforwards expire at various times between 2024 and 2043. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2023, we have provided a valuation allowance of $43.4 million.
For additional discussion and detail regarding our income taxes, see Note 11, Income Taxes, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Reportable Segments
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and waste business operating primarily in geographic areas located in the southeastern and mid-western United States, the eastern seaboard of the United States, and Canada. Group 3 is our environmental solutions business operating primarily in geographic areas located across the United States and Canada. These groups are presented below as our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal.
Corporate entities and other include legal, tax, treasury, information technology, risk management, human resources, closed landfills and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable segments to calculate Adjusted EBITDA by reportable segment.
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Summarized financial information regarding our reportable segments for the years ended December 31, 2023 and 2022 (in millions of dollars and as a percentage of revenue in the case of adjusted EBITDA margin) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate gross Adjusted EBITDA for each segment, see Note 15, Segment Reporting, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2023
Gross Revenue	$7,769.2	$7,563.2	$15,332.4	$1,703.6	$242.7	$17,278.7
Intercompany Revenue	(1,170.8)	(1,008.4)	(2,179.2)	(58.8)	(76.2)	(2,314.2)
Revenue Allocations	95.8	90.6	186.4	(19.9)	(166.5)	—
Net Revenue	$6,694.2	$6,645.4	$13,339.6	$1,624.9	$—	$14,964.5
Adjusted EBITDA	$2,134.7	$1,964.0	$4,098.7	$348.4	$—	$4,447.1

Capital Expenditures	$707.4	$540.1	$1,247.5	$146.2	$237.4	$1,631.1
Total Assets	$13,665.1	$10,959.5	$24,624.6	$4,481.3	$2,304.2	$31,410.1

2022
Gross Revenue	$7,106.6	$7,028.6	$14,135.2	$1,262.5	$247.5	$15,645.2
Intercompany Revenue	(1,089.6)	(945.0)	$(2,034.6)	(46.6)	(52.7)	(2,133.9)
Revenue Allocations	103.5	99.0	$202.5	(7.7)	(194.8)	—
Net Revenue	$6,120.5	$6,182.6	$12,303.1	$1,208.2	$—	$13,511.3
Adjusted EBITDA	$1,967.4	$1,750.8	$3,718.2	$211.1	$—	$3,929.3

Capital Expenditures	$620.1	$533.5	$1,153.6	$141.7	$158.7	$1,454.0
Total Assets	$12,418.1	$10,509.8	$22,927.9	$4,086.3	$2,038.7	$29,052.9
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments for 2023 compared to 2022 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $1,967.4 million for the year ended December 31, 2022 to $2,134.7 million for the year ended December 31, 2023.

The most significant items impacting adjusted EBITDA in Group 1 during the year ended December 31, 2023 compared to the year ended December 31, 2022 include:
•Net revenue for the year ended December 31, 2023 increased 9.4% from 2022 due to an increase in average yield in all lines of business and volume in our collection and landfill lines of business, partially offset by volume declines in our transfer line of business. The increase in landfill volume was attributable to an increase in special waste, solid waste and construction and demolition volumes. Revenue also increased due to acquisition-related growth.
•Cost of operations increased due to an increase in labor and third party maintenance costs due to inflationary pressures. The unfavorable impact was partially offset by decreases in fuel costs due to a decrease in average fuel cost per gallon.
Group 2
Adjusted EBITDA in Group 2 increased from $1,750.8 million for the year ended December 31, 2022 to $1,964.0 million for the year ended December 31, 2023.
The most significant items impacting adjusted EBITDA in Group 2 during the year ended December 31, 2023 compared to the year ended December 31, 2022 include:
•Net revenue for the year ended December 31, 2023 increased 7.5% from 2022 due to an increase in average yield in all lines of business. Additionally, volume increased in our landfill and small-container collection lines of business, partially offset by declines in our large-container and residential collection lines of business. The increase in landfill volume was primarily attributable to an increase in special waste volume, which was partially offset by a decline in solid waste, and construction and demolition volumes. Revenue also increased due to acquisition-related growth.
•Cost of operations increased due to an increase in labor and maintenance costs due to inflationary pressures. The unfavorable impact was partially offset by decreases in fuel costs due to a decrease in average fuel cost per gallon.
Group 3
Adjusted EBITDA in Group 3 increased from $211.1 million for the year ended December 31, 2022 to $348.4 million for the year ended December 31, 2023.
The most significant items impacting adjusted EBITDA in Group 3 during the year ended December 31, 2023 compared to the year ended December 31, 2022 include:
•Revenue for the year ended December 31, 2023 increased due to acquisition-related growth, specifically the acquisition of US Ecology. We closed the acquisition of US Ecology in May 2022. Revenue was also impacted by favorable pricing.
•In 2023, we continued to realize cost synergies associated with the US Ecology acquisition.
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

Available Airspace
As of December 31, 2023, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace as of December 31, 2023.

	Balance as of December 31, 2022	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2023
Cubic yards (in millions):
Permitted airspace	4,816.8	—	39.6	47.4	(85.9)	3.4	4,821.3
Probable expansion airspace	197.5	124.5	—	(39.3)	—	—	282.7
Total cubic yards (in millions)	5,014.3	124.5	39.6	8.1	(85.9)	3.4	5,104.0
Number of sites:
Permitted airspace	206	—	3	(2)			207
Probable expansion airspace	13	3	—	(2)			14
The following table reflects changes in capacity and remaining capacity for these landfills, as measured in cubic yards of airspace, as of December 31, 2022.

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
As of December 31, 2023, 14 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 14 landfills have an estimated remaining average site life of 52 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 57 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2023:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	21	—	21	10.1%
6 to 10 years	22	—	22	10.6
11 to 20 years	31	5	36	17.4
21 to 40 years	50	4	54	26.1
41+ years	69	5	74	35.8
Total	193	14	207	100.0%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2023, accrued final capping, closure and post-closure costs were $1,937.2 million, of which $72.4 million were current and $1,864.8 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Investment in Landfills
As of December 31, 2023, we expect to spend an estimated additional $11.2 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $15.9 billion, or $3.12 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2023 (in millions):

	Balance as of December 31, 2023	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$200.0	$—	$200.0
Landfill development costs	9,911.2	11,182.5	21,093.7
Construction-in-progress – landfill	350.4	—	350.4
Accumulated depletion and amortization	(5,516.2)	—	(5,516.2)
Net investment in landfill land and development costs	$4,945.4	$11,182.5	$16,127.9

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2023 and 2022:

	2023	2022
Number of landfills owned or operated	207	206
Net investment, excluding non-depletable land (in millions)	$4,745.4	$4,873.6
Total estimated available disposal capacity (in millions of cubic yards)	5,104.0	5,014.3
Net investment per cubic yard	$0.93	$0.97
Landfill depletion and amortization expense (in millions)	$470.9	$433.7
Accretion expense (in millions)	97.9	89.6
	568.8	523.3
Airspace consumed (in millions of cubic yards)	85.9	85.0
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$6.62	$6.16
During 2023 and 2022, our average compaction rate was approximately 2,000 pounds per cubic yard based primarily on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2023 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2022	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2023
Land	$779.7	$4.1	$(2.4)	$95.5	$—	$—	$1.2	$878.1
Landfill development costs	9,574.2	9.0	(13.5)	(137.7)	61.4	40.2	377.6	9,911.2
Vehicles and equipment	9,465.3	748.7	(347.5)	160.6	—	—	204.8	10,231.9
Buildings and improvements	1,704.6	77.8	(13.8)	63.2	—	—	90.1	1,921.9
Construction-in-progress - landfill	358.3	440.0	—	(38.6)	—	—	(409.3)	350.4
Construction-in-progress - other	358.6	455.8	—	28.0	—	—	(288.8)	553.6
Total	$22,240.7	$1,735.4	$(377.2)	$171.0	$61.4	$40.2	$(24.4)	$23,847.1

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2022	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2023
Landfill development costs	$(5,058.9)	$(466.2)	$13.5	$—	$(5.1)	$0.5	$(5,516.2)
Vehicles and equipment	(5,679.9)	(812.4)	336.7	5.9	—	2.0	(6,147.7)
Buildings and improvements	(757.9)	(88.5)	7.0	—	—	7.1	(832.3)
Total	$(11,496.7)	$(1,367.1)	$357.2	$5.9	$(5.1)	$9.6	$(12,496.2)

The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2022 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2021	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2022
Land	$694.9	$2.4	$(1.7)	$85.0	$—	$—	$(0.9)	$779.7
Landfill development costs	8,539.6	14.5	—	590.4	60.1	20.2	349.4	9,574.2
Vehicles and equipment	8,576.9	759.6	(272.6)	300.0	—	—	101.4	9,465.3
Buildings and improvements	1,508.4	57.9	(10.0)	126.9	—	—	21.4	1,704.6
Construction-in-progress - landfill	279.3	390.9	—	38.6	—	—	(350.5)	358.3
Construction-in-progress - other	182.9	338.0	(0.2)	(1.1)	—	—	(161.0)	358.6
Total	$19,782.0	$1,563.3	$(284.5)	$1,139.8	$60.1	$20.2	$(40.2)	$22,240.7

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2021	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2022
Landfill development costs	$(4,625.6)	$(440.1)	$—	$(1.6)	$5.7	$2.7	$(5,058.9)
Vehicles and equipment	(5,231.6)	(735.9)	265.7	7.6	—	14.3	(5,679.9)
Buildings and improvements	(692.7)	(79.4)	6.9	0.6	—	6.7	(757.9)
Total	$(10,549.9)	$(1,255.4)	$272.6	$6.6	$5.7	$23.7	$(11,496.7)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of December 31:

	2023	2022
Cash and cash equivalents	$140.0	$143.4
Restricted cash and marketable securities	163.6	127.6
Less: restricted marketable securities	(76.1)	(56.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$227.5	$214.3
Our restricted cash and marketable securities include amounts pledged to regulatory agencies and governmental entities as financial guarantees of our performance under certain collection, landfill and transfer station contracts and permits, and relating to our final capping, closure and post-closure obligations at our landfills as well as restricted cash and marketable securities related to our insurance obligations.
The following table summarizes our restricted cash and marketable securities as of December 31:

	2023	2022
Capping, closure and post-closure obligations	43.2	39.1
Insurance	120.4	88.5
Total restricted cash and marketable securities	$163.6	$127.6

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
Capital Expenditures and Leases
We make investments in property and equipment primarily to allow for growth of our service offerings. These investments are largely concentrated in vehicles and equipment and costs to construct our landfills. We expect to receive between $1.760 billion to $1.800 billion of property and equipment, net of proceeds from the sale of property and equipment, in 2024.
We lease property and equipment in the ordinary course of business under various lease agreements. The most significant lease obligations are for real property and equipment specific to our industry, including property operated as a landfill or transfer station and operating equipment. As of December 31, 2023, the amount of total future lease payments under operating and finance leases was $290.4 million and $433.6 million, respectively. For additional detail regarding our lease obligations, see Note 10, Leases, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisitions
Our acquisition growth strategy focuses primarily on acquiring privately held recycling and waste companies and environmental solutions businesses that complement our existing business platform. We continue to invest in value-enhancing acquisitions in existing markets.
We expect to invest at least $500 million in acquisitions in 2024.
Dividend Payments
In October 2023 our Board of Directors approved a quarterly dividend of $0.535 per share. Aggregate cash dividends declared were $650.0 million for the year ended December 31, 2023. As of December 31, 2023, we recorded a quarterly dividend payable of $168.3 million to shareholders of record at the close of business on January 2, 2024, which was paid on January 13, 2024.
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
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was subsequently increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2023 was 5.508% with a weighted average maturity of approximately 18 days. In the event of a failed re-borrowing, we currently have availability under our Credit Facility (as defined below) to fund the amounts borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2023.
As of December 31, 2023, the total principal value of our debt was $12.9 billion, of which $932.3 million is due in 2024.
We have several agreements that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments consist primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements. As of December 31, 2023, such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $974.3 million, of which $205.2 million was short-term.
For additional detail regarding our debt and known contractual and other obligations, see Note 9, Debt, and Note 19, Commitments and Contingencies, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Asset Retirement Obligations and Environmental Liabilities
We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. As of December 31, 2023, our future obligations for final capping, closure and post-closure costs totaled $1.9 billion, of which $72.4 million was short-term.
Additionally, we are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. As of December 31, 2023, our environmental liabilities totaled $485.4 million, of which $69.2 million was short-term.
For additional detail regarding our asset retirement obligations and environmental liabilities, see Note 8, Landfill and Environmental Costs, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Share Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective starting January 1, 2024 and extending through December 31, 2026. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2023, the remaining authorized purchase capacity under our October 2023 repurchase program was $3.0 billion.
Summary of Cash Flow Activity
The major components of changes in cash flows for 2023 and 2022 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2023 and 2022 (in millions of dollars):

	2023	2022
Net cash provided by operating activities	$3,617.8	$3,190.0
Net cash used in investing activities	$(3,666.8)	$(4,423.0)
Net cash provided by (used in) financing activities	$61.9	$1,344.2
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2023 and 2022 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $90.6 million in 2023, compared to a decrease of $231.0 million during the same period in 2022, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $71.3 million during 2023, due to the timing of billings net of collections, compared to a $198.8 million increase in the same period in 2022. As of December 31, 2023, our days sales outstanding were 42.0, or 30.9 days net of deferred revenue, compared to 43.3, or 31.8 days net of deferred revenue, as of December 31, 2022.
•Our prepaid expenses and other assets increased $29.8 million in 2023 compared to an $83.8 million increase in 2022, primarily attributable to changes in our prepaid taxes due to timing of our estimated tax payments and an increase in costs associated with cloud-based hosting arrangements. Cash paid for income taxes was $343 million and $185 million for 2023 and 2022, respectively. Income taxes paid in 2023 and 2022 reflected benefits from tax credits from our continuing investments in renewable energy.

•Our accounts payable increased $82.8 million during 2023 compared to a $106.4 million increase during 2022, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $60.8 million during 2023 compared to $64.6 million for 2022. The decrease in cash paid for capping, closure and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $0.2 million higher during 2023 compared to 2022.
In addition, cash paid for interest was $422.9 million and $311.5 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2023 and 2022, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, debt repayments and share repurchases.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2023 and 2022 are summarized below:
•Capital expenditures during 2023 were $1,631.1 million as compared to $1,454.0 million for 2022.
•Proceeds from sales of property and equipment during 2023 were $29.2 million as compared to $32.8 million for 2022.
•During 2023 and 2022, we used $2,065.3 million and $3,038.5 million, respectively, for acquisitions and investments, net of cash acquired, including the cash used for the acquisition of US Ecology in 2022. During 2023 and 2022, we received $6.4 million and $50.6 million from business divestitures, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities and tax-exempt bonds and other financings.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2023 and 2022 are summarized below:
•During 2023, we issued $2,200.0 million of senior notes for cash proceeds, net of discounts and fees, of $2,172.3 million. We issued no senior notes during 2022. Net payments of notes payable and long-term debt were $1,189.7 million during 2023, compared to net proceeds of $2,164.6 million in 2022. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•During 2023, we repurchased 1.8 million shares of our stock for $261.8 million. During 2022, we repurchased 1.6 million shares of our stock for $203.5 million.
•In July 2023, our Board of Directors approved an increase in our quarterly dividend to $0.535 per share. Dividends paid were $638.1 million and $592.9 million in 2023 and 2022, respectively.
•During 2023 and 2022, cash paid for purchase price holdback releases and contingent purchase price related to acquisitions was $19.6 million and $9.6 million, respectively.
Financial Condition
Debt Obligations
As of December 31, 2023, we had $932.3 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of one tax-exempt financing with an initial remarketing period of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of December 31, 2023, we had availability under our $3.5 billion unsecured revolving credit facility to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, we currently have availability under our Credit Facility to fund the amounts borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of December 31, 2023.

For further discussion of the components of our overall debt, see Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2023 and 2022, we had no borrowings outstanding under our Uncommitted Credit Facility.
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (the Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extension. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. In October 2023, we completed an upsize of the Credit Facility to $3.5 billion.
In February 2023, we entered into Amendment No. 1 to the Credit Facility (the Credit Facility Amendment) to add our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower), as an additional borrower under the Credit Facility. The Credit Facility Amendment provides that the aggregate of (i) all loans to the Canadian Borrower and (ii) all loans denominated in Canadian dollars cannot exceed $1.0 billion (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. As of December 31, 2023, $201.5 million was outstanding against the Canadian Sublimit, with an average interest rate of 6.364%.
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
We had $297.1 million and $250.0 million outstanding under our Credit Facility as of December 31, 2023 and 2022, respectively. We had $336.5 million and $347.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2023 and 2022, respectively. We also had $495.3 million and $1.0 billion of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of December 31, 2023 and 2022, respectively. As a result, availability under our Credit Facility was $2,371.2 million and $1,402.4 million as of December 31, 2023 and 2022, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of December 31, 2023, our total debt to EBITDA ratio was approximately 2.9 compared to the 3.75 maximum allowed. As of December 31, 2023, we were in compliance with all other covenants under our Credit Facility.

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
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion unsecured Term Loan Facility (Term Loan Facility), which will mature on April 29, 2025. The Term Loan Facility bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The current interest rate for borrowings outstanding as of December 31, 2023 was 6.256%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.
We had $500.0 million and $1.0 billion of borrowings outstanding under the Term Loan Facility as of December 31, 2023 and 2022, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was subsequently increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2023 was 5.508% with a weighted average maturity of approximately 18 days.
We had $496.0 million and $1.0 billion principal value of commercial paper issued and outstanding under the program as of December 31, 2023 and 2022, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility (as defined above) to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2023 and 2022.
Senior Notes and Debentures
In March 2023, we issued $400.0 million of 4.875% senior notes due 2029 (the Existing 2029 Notes) and $800.0 million of 5.000% senior notes due 2034 (the 2034 Notes, and together, the Notes). The Notes are unsecured and unsubordinated and rank equally with our other unsecured obligations. We used the proceeds from the Notes for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility. As a result of the Term Loan Facility repayment, we incurred a non-cash loss on the early extinguishment of debt related to the ratable portion of unamortized deferred issuance costs of $0.2 million.
In December 2023, we issued an additional $350.0 million of 4.875% senior notes due 2029 (the New 2029 Notes, and together with the Existing 2029 Notes, the 2029 Notes). After giving effect to the issuance of the New 2029 Notes, $750.0 million in aggregate principal amount of the 2029 Notes is outstanding. The New 2029 Notes are fungible with the Existing 2029 Notes, and taken together, the 2029 Notes are treated as a single series.
In December 2023, we also issued $650.0 million of 5.000% senior notes due 2033 (the 2033 Notes). Similar to the Notes above, the proceeds of these new senior notes were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
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
Tax-Exempt Financings
As of December 31, 2023, we had $1,280.6 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2053. As of December 31, 2022, we had $1,182.0 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2023 to 2051.
Finance Leases
As of December 31, 2023, we had finance lease liabilities of $251.3 million with maturities ranging from 2024 to 2063. As of December 31, 2022, we had finance lease liabilities of $247.5 million with maturities ranging from 2023 to 2063.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of December 31, 2023, our credit ratings were BBB+, Baa1 and A- by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances could be adversely impacted.
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
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2024, although the mix of Financial Assurance Instruments may change.
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
Landfill Development Costs
As of December 31, 2023 and 2022, we had net landfill development costs of $4,745.4 million and $4,873.6 million, respectively. Changes in these estimates may be sensitive to changes in cost estimates, inflation and applicable regulations.
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
Landfill Asset Retirement Obligations
We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure. As of December 31, 2023 and 2022, our asset retirement obligations related to capping, closure and post-closure were $1,937.2 million and $1,786.4 million, respectively. Changes in these estimates may be sensitive to changes in available airspace, cost estimates, inflation, our credit-adjusted, risk-free interest rate and applicable regulations.
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
Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually and is based upon the ten year average consumer price index (2.0% in 2023 and 1.9% in 2022).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for each landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (5.3% in 2023 and 4.2% in 2022 ).
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
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in certain business combinations, environmental obligations are recorded on an undiscounted basis. Environmental obligations assumed in certain business combinations are initially estimated on a discounted basis, and accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on our remediation adjustments. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies. As of December 31, 2023 and 2022, we had $485.4 million and $487.5 million of environmental liabilities, respectively. Changes in these estimates may be sensitive to changes in cost estimates, timing of estimated costs and settlements, inflation, our credit-adjusted, risk-free interest rate and applicable regulations.
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
Insurance Reserves and Related Costs
Our insurance policies for workers' compensation, commercial general liability, commercial auto liability and environmental liability are high deductible, or retention programs. The deductibles, or retentions, range from $3 million to $10 million. The employee-related health benefits are also subject to a high-deductible insurance policy. Accruals for deductibles or retentions are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. As of December 31, 2023 and 2022, our insurance reserves were $565.4 million and $502.6 million, respectively. Changes in these estimates may be sensitive to changes in the frequency, severity and settlement amount of claims.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in SOFR. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. We have historically entered into multiple swap agreements designated as cash flow hedges to manage exposure to fluctuations in interest rates on our variable rate debt.
The table below provides information about certain of our market-sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value as of December 31, 2023
Fixed rate debt:
Amount outstanding (in millions)	$911.6	$864.5	$511.0	$660.6	$811.4	$6,622.2	$10,381.3	$9,886.0
Variable rate debt:
Amount outstanding (in millions)	$20.7	$500.0	$874.9	$—	$30.0	$1,012.5	$2,438.1	$2,573.0
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $129.7 million.
As of December 31, 2023, we had $2,232.2 million of principal floating rate debt and interest rate swap contracts with a notional value of $350.0 million. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $20 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of December 31, 2023, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $27 million per year. Offsetting these changes in fuel expense would result in changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $36 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) the cost of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in fuel recovery fees from our vendors.

Our fuel costs were $541.6 million during 2023, or 3.6% of revenue, compared to $631.1 million, or 4.7% of revenue, during 2022.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of December 31, 2023, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
Revenue from recycling processing and commodity sales during the years ended December 31, 2023 and 2022 was $312.3 million and $359.1 million, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024, expressed an unqualified opinion thereon.
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

Landfill Development Asset Amortization
Description of the Matter
At December 31, 2023, the net book value of the Company’s landfill development assets totaled $4,745.4 million, and the associated landfill development asset amortization expense for 2023 was $470.9 million. Significant assumptions used in calculating the amortization expense include estimated future development costs associated with the land, permitting, cell construction and environmental structures of the landfill in relation to airspace consumed to date and total estimated available airspace. These assumptions have a significant effect on the total landfill development asset amortization expense. As discussed in Note 2 to the consolidated financial statements, costs and airspace estimates are developed at least annually, or more often if significant facts change.

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

Landfill Final Capping, Closure and Post-Closure Costs
Description of the Matter
At December 31, 2023, the carrying value of the Company’s landfill final capping, closure and post-closure costs totaled $1,937.2 million. As discussed in Notes 2 and 8 to the consolidated financial statements, asset retirement obligations for final capping, closure and post-closure are measured at their estimated fair value. Management updates the assumptions used to estimate asset retirement obligations at least annually, or more often if significant facts change. These assumptions include estimated future costs associated with the final capping, closure and post-closure activities at each landfill, airspace consumed to date, estimated available airspace, projected annual tonnage volume, projected timing of capping, closure and post-closure activities and estimated inflation and discount rates. These assumptions have a significant effect on the estimated asset retirement obligation.

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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Republic Services, Inc. as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024, expressed an unqualified opinion thereon.
As indicated in the accompanying Report of Management on Republic Services, Inc.’s Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of which are included in the 2023 consolidated financial statements of the Company and constituted approximately 1% of revenues for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WasteCo Holdings Inc., vertically integrated set of operations acquired from GFL Environmental Inc., Advanced Chemical Transport LLC and Central Texas Refuse.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 28, 2024

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$140.0	$143.4
Accounts receivable, less allowance for doubtful accounts and other of $83.2 and $51.9, respectively	1,768.4	1,677.2
Prepaid expenses and other current assets	472.6	536.5
Total current assets	2,381.0	2,357.1
Restricted cash and marketable securities	163.6	127.6
Property and equipment, net	11,350.9	10,744.0
Goodwill	15,834.5	14,451.5
Other intangible assets, net	496.2	347.2
Other assets	1,183.9	1,025.5
Total assets	$31,410.1	$29,052.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,411.5	$1,221.8
Notes payable and current maturities of long-term debt	932.3	456.0
Deferred revenue	467.3	443.0
Accrued landfill and environmental costs, current portion	141.6	132.6
Accrued interest	104.1	79.0
Other accrued liabilities	1,171.5	1,058.3
Total current liabilities	4,228.3	3,390.7
Long-term debt, net of current maturities	11,887.1	11,329.5
Accrued landfill and environmental costs, net of current portion	2,281.0	2,141.3
Deferred income taxes and other long-term tax liabilities, net	1,526.8	1,528.8
Insurance reserves, net of current portion	348.8	315.1
Other long-term liabilities	594.6	660.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 320.7 and 320.3 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,900.8	2,843.2
Retained earnings	8,433.9	7,356.3
Treasury stock, at cost; 6.1 and 4.2 shares, respectively	(783.5)	(504.6)
Accumulated other comprehensive income, net of tax	(12.1)	(12.1)
Total Republic Services, Inc. stockholders’ equity	10,542.3	9,686.0
Non-controlling interests in consolidated subsidiary	1.2	0.8
Total stockholders’ equity	10,543.5	9,686.8
Total liabilities and stockholders’ equity	$31,410.1	$29,052.9

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue	$14,964.5	$13,511.3	$11,295.0
Expenses:
Cost of operations	8,942.2	8,205.0	6,737.7
Depreciation, amortization and depletion	1,501.4	1,351.6	1,185.5
Accretion	97.9	89.6	82.7
Selling, general and administrative	1,608.7	1,454.3	1,195.8
Adjustment to withdrawal liability for multiemployer pension funds	4.5	(1.6)	—
(Gain) loss on business divestitures and impairments, net	(3.6)	(6.3)	0.5
Restructuring charges	33.2	27.0	16.6
Operating income	2,780.2	2,391.7	2,076.2
Interest expense	(508.2)	(395.6)	(314.6)
Loss from unconsolidated equity method investments	(94.3)	(165.6)	(188.5)
Loss on extinguishment of debt	(0.2)	—	—
Interest income	6.5	3.3	2.5
Other income (expense), net	7.5	(2.3)	(0.5)
Income before income taxes	2,191.5	1,831.5	1,575.1
Provision for income taxes	460.1	343.9	282.8
Net income	1,731.4	1,487.6	1,292.3
Net income attributable to non-controlling interests in consolidated subsidiary	(0.4)	—	(1.9)
Net income attributable to Republic Services, Inc.	$1,731.0	$1,487.6	$1,290.4
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$5.47	$4.70	$4.05
Weighted average common shares outstanding	316.2	316.5	318.8
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$5.47	$4.69	$4.04
Weighted average common and common equivalent shares outstanding	316.7	317.1	319.4
Cash dividends per common share	$2.06	$1.91	$1.77
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$1,731.4	$1,487.6	$1,292.3
Other comprehensive income (loss), net of tax
Hedging activity:
Realized (income) loss reclassified into earnings	(9.3)	1.1	4.6
Unrealized gain	14.0	8.4	—
Pension activity:
Change in funded status of pension plan obligations	(0.3)	(2.0)	(6.8)
Foreign currency activity:
Unrealized loss on foreign currency translation	(4.4)	(5.0)	—
Other comprehensive income (loss), net of tax	—	2.5	(2.2)
Comprehensive income	1,731.4	1,490.1	1,290.1
Comprehensive income attributable to non-controlling interests	(0.4)	—	(1.9)
Comprehensive income attributable to Republic Services, Inc.	$1,731.0	$1,490.1	$1,288.2
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2020	318.8	$3.2	$2,741.4	$5,751.8	—	$(0.1)	$(12.4)	$4.9	$8,488.8
Net income	—	—	—	1,290.4	—	—	—	1.9	1,292.3
Change in the value of derivative instruments, net of tax of $1.6	—	—	—	—	—	—	4.6	—	4.6
Employee benefit plan liability adjustments, net of tax of $(2.4)	—	—	—	—	—	—	(6.8)	—	(6.8)
Cash dividends declared	—	—	—	(563.0)	—	—	—	—	(563.0)
Issuances of common stock	0.8	—	10.5	—	(0.2)	(22.5)	—	—	(12.0)
Stock-based compensation	—	—	60.3	(3.6)	—	—	—	—	56.7
Purchase of common stock for treasury	—	—	—	—	(2.2)	(252.2)	—	—	(252.2)
Purchase of minority interest	—	—	(22.7)	—	—	—	—	(4.8)	(27.5)
Distributions paid	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of December 31, 2021	319.6	3.2	2,789.5	6,475.6	(2.4)	(274.8)	(14.6)	0.8	8,979.7
Net income	—	—	—	1,487.6	—	—	—	—	1,487.6
Change in the value of derivative instruments, net of tax of $3.4	—	—	—	—	—	—	9.5	—	9.5
Employee benefit plan liability adjustments, net of tax of $(0.7)	—	—	—	—	—	—	(2.0)	—	(2.0)
Loss on foreign currency translation	—	—	—	—	—	—	(5.0)	—	(5.0)
Cash dividends declared	—	—	—	(603.4)	—	—	—	—	(603.4)
Issuances of common stock	0.7	—	12.7	—	(0.2)	(26.3)	—	—	(13.6)
Stock-based compensation	—	—	41.8	(3.5)	—	—	—	—	38.3
Purchase of common stock for treasury	—	—	—	—	(1.6)	(203.5)	—	—	(203.5)
Distributions paid	—	—	(0.8)	—	—	—	—	—	(0.8)
Balance as of December 31, 2022	320.3	3.2	2,843.2	7,356.3	(4.2)	(504.6)	(12.1)	0.8	9,686.8
Net income	—	—	—	1,731.0	—	—	—	0.4	1,731.4
Change in the value of derivative instruments, net of tax of $1.7	—	—	—	—	—	—	4.7	—	4.7
Employee benefit plan liability adjustments, net of tax of $(0.1)	—	—	—	—	—	—	(0.3)	—	(0.3)
Loss on foreign currency translation	—	—	—	—	—	—	(4.4)		(4.4)
Cash dividends declared	—	—	—	(650.0)	—	—	—	—	(650.0)
Issuances of common stock	0.4	—	13.7	—	(0.1)	(14.9)	—	—	(1.2)
Stock-based compensation	—	—	43.9	(3.4)	—	—	—	—	40.5
Purchase of common stock for treasury	—	—	—	—	(1.8)	(264.0)	—	—	(264.0)
Distributions paid	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	320.7	$3.2	$2,900.8	$8,433.9	(6.1)	$(783.5)	$(12.1)	$1.2	$10,543.5

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash provided by operating activities:
Net income	$1,731.4	$1,487.6	$1,292.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,599.3	1,441.2	1,268.2
Non-cash interest expense	85.8	71.6	70.5
Stock-based compensation	40.9	38.8	57.0
Deferred tax provision (benefit)	101.7	181.1	(15.5)
Provision for doubtful accounts, net of adjustments	53.2	41.5	19.9
Loss on extinguishment of debt	0.2	—	—
(Gain) loss on disposition of assets and asset impairments, net	(1.2)	(9.2)	0.4
Environmental adjustments	2.0	2.9	0.5
Loss from unconsolidated equity method investments	94.3	165.6	188.5
Other non-cash items	(1.6)	(0.1)	(1.1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(71.3)	(198.8)	(135.4)
Prepaid expenses and other assets	(29.8)	(83.8)	(57.0)
Accounts payable	82.8	106.4	113.8
Capping, closure and post-closure expenditures	(60.8)	(64.6)	(59.6)
Remediation expenditures	(54.9)	(54.7)	(57.1)
Other liabilities	43.4	64.5	101.3
Payments from retirement of certain hedging relationships	2.4	—	—
Cash provided by operating activities	3,617.8	3,190.0	2,786.7
Cash used in investing activities:
Purchases of property and equipment	(1,631.1)	(1,454.0)	(1,316.3)
Proceeds from sales of property and equipment	29.2	32.8	19.5
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(2,065.3)	(3,038.5)	(1,221.7)
Cash received from business divestitures	6.4	50.6	46.3
Purchases of restricted marketable securities	(28.9)	(19.6)	(30.8)
Sales of restricted marketable securities	13.1	19.7	37.9
Other	9.8	(14.0)	(1.0)
Cash used in investing activities	(3,666.8)	(4,423.0)	(2,466.1)
Cash provided by (used in) financing activities:
Proceeds from credit facilities and notes payable, net of fees	39,221.1	16,446.3	5,154.3
Proceeds from issuance of senior notes, net of discount and fees	2,172.3	—	692.3
Payments of credit facilities and notes payable	(40,410.8)	(14,281.7)	(5,304.5)
Issuances of common stock, net	(1.2)	(13.6)	(12.0)
Purchases of common stock for treasury	(261.8)	(203.5)	(252.2)
Cash dividends paid	(638.1)	(592.9)	(552.6)
Distributions paid to non-controlling interests in consolidated subsidiary	—	(0.8)	(33.2)
Contingent consideration payments	(19.6)	(9.6)	(21.3)
Cash provided by (used in) financing activities	61.9	1,344.2	(329.2)
Effect of foreign exchange rate changes on cash	0.3	(2.5)	—
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	13.2	108.7	(8.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	214.3	105.6	114.2
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$227.5	$214.3	$105.6
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is one of the largest providers of environmental services in the United States, as measured by revenue. Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and waste business operating primarily in geographic areas located in the southeastern and mid-western United States, the eastern seaboard of the United States, and Canada. Group 3 is our environmental solutions business operating primarily in geographic areas located across the United States and Canada. These groups represent our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling, and disposal. Prior to the third quarter of 2022, our environmental services operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
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
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2023 and 2022, there were net book credit balances of $148.0 million and $143.5 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2023	2022	2021
Balance at beginning of year	$51.9	$38.5	$34.7
Additions charged to expense	53.2	41.5	19.9
Accounts written-off	(21.9)	(28.1)	(16.1)
Balance at end of year	$83.2	$51.9	$38.5
Restricted Cash and Marketable Securities
As of December 31, 2023 and 2022, we had $163.6 million and $127.6 million, respectively, of restricted cash and marketable securities, of which $120.4 million and $88.5 million, respectively, supports our insurance programs for workers' compensation, commercial general liability and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Capitalized Interest
We capitalize interest on all landfill cell construction and other construction or development projects. Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $7.8 million for the year ended December 31, 2023 and $5.0 million for each of the years ended December 31, 2022 and 2021.
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
Investments Other Than Derivatives
Investments other than derivatives primarily include money market funds, common stock, mutual funds, United States government and agency securities, municipal and corporate bonds and foreign government bonds. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as money market funds, common stock and certain mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, foreign government bonds, real estate investment trusts and certain agency securities.
Derivative Financial Instruments
We use derivative financial instruments to manage our risk associated with changing interest rates by creating offsetting market exposures. In prior periods, we entered into multiple agreements designated as cash flow hedges to lock interest rates in anticipation of future debt issuance. In connection with our acquisition of US Ecology, Inc. (US Ecology), in the second quarter of 2022, we acquired and novated a floating-to-fixed interest rate swap agreement that is designated as a cash flow hedge.

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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2023, we had 126 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. Our inflation rate was

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2.0%, 1.9% and 1.7% for the years ended December 31, 2023, 2022 and 2021, respectively, which is primarily based on the ten-year historical moving average increase of the United States Consumer Price Index. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.
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
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the legal costs related to these remediation efforts. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in certain business combinations, environmental obligations are recorded on an undiscounted basis. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.
Business Combinations
We acquire businesses in the environmental services industry as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any non-controlling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. We recognize third-party transaction-related costs as expense in the period in which they are incurred.
Goodwill and Other Intangible Assets
We evaluate goodwill for impairment annually as of October 1st, or when an indicator of impairment exists, at the reporting unit level. Our reporting units are our three field groups: Group 1, Group 2 and Group 3.
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
As of October 1, 2023, we utilized a qualitative approach and performed an evaluation of circumstances and events impacting our reporting units to determine the likelihood of goodwill impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) we conclude that we may not recover a significant asset group within the reporting unit. We determined it was more likely than not that the fair values of our reporting units exceeded their carrying amounts. No impairment losses were recorded for goodwill during the years ended December 31, 2023, 2022 or 2021.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Defined Benefit Pension Plan
We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (the Plan). The Plan covers certain current and former employees of Allied Waste Industries, LLC (formerly Allied Waste Industries, Inc.) (Allied) in the United States, including some employees subject to collective bargaining agreements. The Plan’s benefit formula is based on a percentage of compensation as defined in the Plan document. However, the benefits of all current Plan participants are frozen.
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
New Accounting Pronouncements
Accounting Standards Adopted
Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 15, 2023. The adoption of ASU 2022-04 on January 1, 2023 did not have a material impact on our consolidated financial statements.
Through December 31, 2023, certain of our vendors chose to opt into our vendor supply finance agreement. This agreement allows a vendor to choose, on an invoice by invoice basis, to receive an earlier payment instead of a payment based on its original contracted terms (which, depending on the vendor, could extend up to 90 days or longer). As of December 31, 2023 and December 31, 2022, the amounts outstanding under these programs were not material.
Accounting Standards Updates Issued but not yet Adopted as of December 31, 2023
Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (ASU 2023-06). ASU 2023-06 modifies the disclosure or presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the SEC's requirements, and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We are currently assessing the effect this guidance may have on our consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various environmental services businesses during the years ended December 31, 2023 and 2022. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2023	2022
Purchase price:
Cash used in acquisitions, net of cash acquired of $23.2 and $65.9, respectively	$1,756.3	$2,668.6
Holdbacks	19.1	17.2
Fair value, future minimum lease payments	0.6	15.6
Total	$1,776.0	$2,701.4
Allocated as follows:
Restricted cash	$—	$0.7
Accounts receivable	67.4	250.7
Prepaid expenses	5.6	15.7
Landfill development costs	49.1	565.4
Property and equipment	374.3	540.0
Operating right-of-use lease assets	14.4	61.1
Interest rate swap	—	29.1
Other assets	0.3	40.7
Inventory	2.9	10.7
Accounts payable	(20.6)	(112.4)
Deferred revenue	(10.6)	(28.2)
Environmental remediation liabilities	(5.7)	(57.5)
Closure and post-closure liabilities	(10.9)	(173.3)
Operating right-of-use lease liabilities	(14.4)	(57.1)
Deferred income tax liabilities	(25.0)	(109.3)
Other liabilities	(12.6)	(58.5)
Fair value of tangible assets acquired and liabilities assumed	414.2	917.8
Excess purchase price to be allocated	$1,361.8	$1,783.6
Excess purchase price allocated as follows:
Other intangible assets	$203.9	$132.9
Goodwill	1,157.9	1,650.7
Total allocated	$1,361.8	$1,783.6
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during 2023, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes. Excluding the US Ecology acquisition discussed below, substantially all of the goodwill and intangible assets recorded for acquisitions that closed during 2022 are deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
On May 2, 2022, we acquired all outstanding equity of US Ecology in a transaction valued at $2.2 billion. US Ecology is a leading provider of environmental solutions offering treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. As of, June 30, 2023, we finalized the purchase price allocation. We did not step-up the tax basis of the assets recognized in connection with the US Ecology acquisition, and do not expect the goodwill and intangible assets will be deductible for tax purposes.
In 2023 and 2022, we incurred $33.5 million and $77.3 million, respectively, of acquisition integration and deal costs in connection with the acquisition of US Ecology. The 2023 costs primarily related to the integration of certain software systems as well as rebranding of the business, and the 2022 costs included certain costs to close the acquisition and integrate the business.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In June 2023, we acquired a vertically-integrated set of operations located primarily in Colorado from GFL Environmental Inc., including recycling, hauling, transfer and landfill operations. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to tangible and intangible assets acquired as well as certain landfill and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our final valuations to be completed in 2024.
In November 2023, we acquired all of the issued and outstanding capital stock or other ownership interests of Advanced Chemical Transport LLC (ACT). ACT's environmental solutions operations are primarily located in the western United States and provide us with additional growth opportunities in our environmental solutions line of business. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to tangible and intangible assets acquired, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our final valuations to be completed in 2024.
In December 2023, we acquired all of the issued and outstanding membership and other equity interests of Central Texas Refuse, LLC and an affiliate thereof (CTR). CTR's vertically integrated recycling and waste services operations are located in and around Austin, Texas and provide us with the opportunity to re-enter the high growth Austin market. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to tangible and intangible assets acquired as well as certain landfill and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our final valuations to be completed in 2024.
Investments
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct a number of renewable natural gas projects at our landfills across the United States. As of December 31, 2023 and 2022, we had an investment of approximately $170 million and $100 million, respectively, in the joint venture. During the year ended December 31, 2023, we invested approximately $68 million in the joint venture. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in a joint venture with Ravago, Blue Polymers, LLC, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and produce custom blended pellets for food-grade and non-food-grade packaging. As of December 31, 2023 and 2022, we had an investment of approximately $19 million and $10 million, respectively, in the joint venture. During the year ended December 31, 2023 we invested approximately $9 million in the joint venture. The investment is accounted for under the equity method of accounting.
In 2023 and 2022, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of approximately $222 million and $205 million, which were recorded to other assets in our December 31, 2023 and 2022 consolidated balance sheets, respectively. During 2023 and 2022, we reduced the carrying value of these investments by approximately $102 million and $158 million, respectively, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of approximately $87 million and $139 million for the years end December 31, 2023 and 2022, respectively, due to the tax credits related to these investments. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Restructuring Charges
In 2023 and 2022, we incurred restructuring charges of $33.2 million and $27.0 million, respectively. Of the 2023 charges, $9.5 million related to early termination of certain leases and $23.7 million related to the redesign of our asset management, and customer and order management software systems, and the 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems which was completed with systems being placed into production in 2022. We paid $39.4 million and $19.8 million during 2023 and 2022, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2023	2022
Land	$878.1	$779.7
Landfill development costs	9,911.2	9,574.2
Vehicles and equipment	10,231.9	9,465.3
Buildings and improvements	1,921.9	1,704.6
Construction-in-progress – landfill	350.4	358.3
Construction-in-progress – other	553.6	358.6
	$23,847.1	$22,240.7
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(5,516.2)	$(5,058.9)
Vehicles and equipment	(6,147.7)	(5,679.9)
Buildings and improvements	(832.3)	(757.9)
	(12,496.2)	(11,496.7)
Property and equipment, net	$11,350.9	$10,744.0
Depreciation, amortization and depletion of property and equipment was $1,368.4 million, $1,245.6 million and $1,111.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
5.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2022	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2023
Group 1	$6,637.9	$675.4	$—	$(0.9)	$7,312.4
Group 2	6,238.3	208.2	(1.9)	0.9	6,445.5
Group 3	1,575.3	274.3	—	227.0	2,076.6
Total	$14,451.5	$1,157.9	$(1.9)	$227.0	$15,834.5

	Balance as of December 31, 2021	Acquisitions	Divestitures	Adjustments to Acquisitions	Balance as of December 31, 2022
Group 1	$6,549.7	$95.2	$—	$(7.0)	$6,637.9
Group 2	5,994.2	239.0	(3.7)	8.8	6,238.3
Group 3	282.1	1,316.5	(0.3)	(23.0)	1,575.3
Total	$12,826.0	$1,650.7	$(4.0)	$(21.2)	$14,451.5
Adjustments to acquisitions during the year ended December 31, 2023 primarily related to changes in our valuation of tangible assets acquired and certain environmental liabilities assumed in connection with our acquisition of US Ecology. Adjustments to acquisitions during the year ended December 31, 2022 primarily related to changes in our valuation of tangible and intangible assets as well as certain landfill leases and environmental liabilities assumed as a result of obtaining new information regarding the acquisitions that closed in 2021.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2023
	Balance as of December 31, 2022	Acquisitions	Adjustments and Other	Balance as of December 31, 2023	Balance as of December 31, 2022	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2023
Customer relationships	$1,013.5	$197.3	$(579.1)	$631.7	$(709.1)	$(53.7)	$597.1	$(165.7)	$466.0
Non-compete agreements	67.9	4.2	(41.7)	30.4	(50.9)	(6.5)	41.7	(15.7)	14.7
Other intangible assets	77.0	2.4	(56.2)	23.2	(51.2)	(6.1)	49.6	(7.7)	15.5
Total	$1,158.4	$203.9	$(677.0)	$685.3	$(811.2)	$(66.3)	$688.4	$(189.1)	$496.2

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2022
	Balance as of December 31, 2021	Acquisitions	Adjustments and Other	Balance as of December 31, 2022	Balance as of December 31, 2021	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2022
Customer relationships	$898.4	$109.2	$5.9	$1,013.5	$(666.8)	$(42.3)	$—	$(709.1)	$304.4
Non-compete agreements	60.4	7.7	(0.2)	67.9	(44.6)	(6.3)	—	(50.9)	17.0
Other intangible assets	58.0	16.0	3.0	77.0	(45.9)	(5.3)	—	(51.2)	25.8
Total	$1,016.8	$132.9	$8.7	$1,158.4	$(757.3)	$(53.9)	$—	$(811.2)	$347.2

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2023, amortization expense for each of the next five years is estimated as follows:

2024	$73.5
2025	$68.7
2026	$64.9
2027	$58.5
2028	$55.2

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6.OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2023	2022
Income taxes receivable	$126.3	$214.0
Prepaid expenses	123.0	114.3
Inventories	97.3	96.6
Other non-trade receivables	63.2	59.8
Reinsurance receivable	35.4	31.9
Prepaid fees for cloud-based hosting arrangements, current	17.0	14.4
Derivative and hedging assets	4.2	—
Other current assets	6.2	5.5
Total	$472.6	$536.5
Other Assets
A summary of other assets as of December 31 follows:

	2023	2022
Investments	$469.4	$281.4
Operating right-of-use lease assets	238.1	275.1
Deferred compensation plan	112.7	100.6
Deferred contract costs and sales commissions	82.5	80.2
Reinsurance receivable	92.1	84.1
Derivative and hedging assets	74.1	105.8
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	67.6	51.4
Amounts recoverable for capping, closure and post-closure obligations	21.9	20.5
Deferred financing costs	3.6	5.1
Other	21.9	21.3
Total	$1,183.9	$1,025.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2023	2022
Accrued payroll and benefits	$350.5	$342.6
Insurance reserves, current portion	216.6	187.5
Accrued fees and taxes	182.9	168.5
Accrued dividends	168.3	156.4
Operating right-of-use lease liabilities, current portion	54.8	57.9
Ceded insurance reserves, current portion	35.4	32.0
Accrued professional fees and legal settlement reserves	17.9	8.6
Derivative and hedging liabilities	8.3	1.2
Other	136.8	103.6
Total	$1,171.5	$1,058.3
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2023	2022
Operating right-of-use lease liabilities	$194.9	$238.0
Deferred compensation plan liability	114.7	98.6
Ceded insurance reserves	92.1	84.1
Derivative and hedging liabilities	71.3	99.7
Contingent purchase price and acquisition holdbacks	59.1	60.5
Withdrawal liability - multiemployer pension funds	19.6	20.0
Other	42.9	59.8
Total	$594.6	$660.7
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2023 and 2022 (which include claims for workers’ compensation, commercial general and auto liability and employee-related health care benefits) were $565.4 million and $502.6 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2023	2022	2021
Balance at beginning of year	$502.6	$497.4	$449.3
Additions charged to expense	666.9	568.7	552.4
Payments	(636.5)	(593.8)	(531.8)
Accretion expense	0.1	0.2	0.3
Premium written for third party risk assumed	43.4	35.3	36.5
Reclassified to ceded insurance reserves	(11.1)	(5.2)	(9.3)
Balance at end of year	565.4	502.6	497.4
Less: current portion	(216.6)	(187.5)	(193.5)
Long-term portion	$348.8	$315.1	$303.9

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2023, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we have post-closure responsibility for 126 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our accrued landfill and environmental liabilities as of December 31 follows:

	2023	2022
Landfill final capping, closure and post-closure liabilities	$1,937.2	$1,786.4
Environmental remediation	485.4	487.5
Total accrued landfill and environmental costs	2,422.6	2,273.9
Less: current portion	(141.6)	(132.6)
Long-term portion	$2,281.0	$2,141.3
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2023	2022	2021
Asset retirement obligation liabilities, beginning of year	$1,786.4	$1,507.3	$1,346.4
Non-cash additions	61.4	60.1	47.2
Acquisitions, net of divestitures and other adjustments	12.3	173.5	32.1
Asset retirement obligation adjustments	40.1	20.0	58.5
Payments	(60.8)	(64.6)	(59.6)
Accretion expense	97.9	89.6	82.7
Foreign currency translation	(0.1)	0.5	—
Asset retirement obligation liabilities, end of year	1,937.2	1,786.4	1,507.3
Less: Current portion	(72.4)	(75.2)	(68.4)
Long-term portion	$1,864.8	$1,711.2	$1,438.9
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligation liabilities. As a result, we increased amortization expense by $5.2 million, $5.8 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The expected future payments for final capping, closure and post-closure as of December 31, 2023 follows:

2024	$72.4
2025	96.5
2026	91.9
2027	116.7
2028	120.9
Thereafter	7,020.0
$7,518.4
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2023 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2023 would be approximately $375 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2023	2022	2021
Environmental remediation liabilities, beginning of year	$487.5	$454.9	$462.8
Net additions charged to expense	2.0	2.9	0.5
Payments	(54.9)	(54.7)	(57.1)
Accretion expense (non-cash interest expense)	18.2	17.3	17.1
Acquisitions, net of divestitures and other adjustments	32.6	67.1	31.6
Environmental remediation liabilities, end of year	485.4	487.5	454.9
Less: current portion	(69.2)	(57.4)	(56.1)
Long-term portion	$416.2	$430.1	$398.8
The expected undiscounted future payments for remediation costs as of December 31, 2023 follows:

2024	$69.2
2025	65.3
2026	54.7
2027	42.9
2028	29.6
Thereafter	281.0
$542.7
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. During the year ended December 31, 2023, we paid $13.6 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2023, the remediation liability recorded for this site was $73.6 million, of which approximately $13.2 million is expected to be paid during 2024. We believe the remaining reasonably possible high end of our range would be approximately $141 million higher than the amount recorded as of December 31, 2023.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of December 31, 2023 and 2022 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		December 31, 2023			December 31, 2022
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
$3.5 billion - August 2026	Variable	297.1	—	297.1	250.0	—	250.0
Term Loan	Variable	500.0	—	500.0	1,000.0	—	1,000.0
Commercial Paper	Variable	496.0	(0.7)	495.3	1,000.0	(1.8)	998.2
Senior notes:
May 2023	4.750	—	—	—	300.0	(2.5)	297.5
August 2024	2.500	900.0	(1.2)	898.8	900.0	(3.0)	897.0
March 2025	3.200	500.0	(0.9)	499.1	500.0	(1.6)	498.4
November 2025	0.875	350.0	(1.2)	348.8	350.0	(1.9)	348.1
July 2026	2.900	500.0	(1.6)	498.4	500.0	(2.2)	497.8
November 2027	3.375	650.0	(2.5)	647.5	650.0	(3.1)	646.9
May 2028	3.950	800.0	(8.9)	791.1	800.0	(10.7)	789.3
April 2029	4.875	750.0	(6.9)	743.1	—	—	—
March 2030	2.300	600.0	(4.5)	595.5	600.0	(5.2)	594.8
February 2031	1.450	650.0	(6.2)	643.8	650.0	(7.1)	642.9
February 2032	1.750	750.0	(5.4)	744.6	750.0	(6.0)	744.0
March 2033	2.375	700.0	(6.5)	693.5	700.0	(7.1)	692.9
December 2033	5.000	650.0	(8.9)	641.1	—	—	—
April 2034	5.000	800.0	(10.7)	789.3	—	—	—
March 2035	6.086	181.9	(11.5)	170.4	181.9	(12.2)	169.7
March 2040	6.200	399.9	(3.3)	396.6	399.9	(3.4)	396.5
May 2041	5.700	385.7	(4.7)	381.0	385.7	(4.8)	380.9
March 2050	3.050	400.0	(6.8)	393.2	400.0	(7.0)	393.0
Debentures:
September 2035	7.400	148.1	(28.8)	119.3	148.1	(30.0)	118.1
Tax-exempt:
2024 - 2053	3.750 - 4.900	1,289.1	(8.5)	1,280.6	1,189.1	(7.1)	1,182.0
Finance leases:
2024 - 2063	0.806 - 9.750	251.3	—	251.3	247.5	—	247.5
Total Debt		$12,949.1	$(129.7)	12,819.4	$11,902.2	$(116.7)	11,785.5
Less: current portion				(932.3)			(456.0)
Long-term portion				$11,887.1			$11,329.5

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future Maturities of Debt
Aggregate principal maturities of notes payable, finance leases and other long-term debt as of December 31, 2023 follow:

2024	$932.3
2025	1,364.5
2026	1,385.9
2027	660.6
2028	841.4
Thereafter	7,634.7
$12,819.4
Loss on Extinguishment of Debt and Other Related Costs
In 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility (as defined below). We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2023 and 2022, we had no borrowings outstanding under our Uncommitted Credit Facility.
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (the Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. In October 2023, we completed an upsize of the Credit Facility to $3.5 billion.
In February 2023, we entered into Amendment No. 1 to the Credit Facility (the Credit Facility Amendment) to add our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower), as an additional borrower under the Credit Facility. The Credit Facility Amendment provides that the aggregate of (i) all loans to the Canadian Borrower and (ii) all loans denominated in Canadian dollars cannot exceed $1.0 billion (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. As of December 31, 2023, C$201.5 million was outstanding against the Canadian Sublimit, with an average interest rate of 6.364%.
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
We had $297.1 million and $250.0 million outstanding under our Credit Facility as of December 31, 2023 and 2022, respectively. We had $336.5 million and $347.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2023 and 2022, respectively. We also had $495.3 million and $1.0 billion of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of December 31, 2023 and 2022, respectively. As a result, availability under our Credit Facility was $2,371.2 million and $1,402.4 million as of December 31, 2023 and 2022, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion Term Loan Facility. The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The interest rate for borrowings outstanding as of December 31, 2023 was 6.256%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
On May 2, 2022, we completed the acquisition of US Ecology using proceeds from the Term Loan Facility and borrowings under the Credit Facility.
We had $500.0 million and $1.0 billion of borrowings outstanding under the Term Loan Facility as of December 31, 2023 and 2022, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2023 is 5.508% with a weighted average maturity of approximately 18 days.
We had $496.0 million and $1.0 billion principal value of commercial paper issued and outstanding under the program as of December 31, 2023 and 2022, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2023 and 2022, respectively.
Senior Notes
In March 2023, we issued $400.0 million of 4.875% senior notes due 2029 (the Existing 2029 Notes) and $800.0 million of 5.000% senior notes due 2034 (the 2034 Notes, and together, the Notes). The Notes are unsecured and unsubordinated and rank equally with our other unsecured obligations. We used the proceeds from the Notes for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility. As a result of the Term Loan Facility repayment, we incurred a non-cash loss on the early extinguishment of debt related to the ratable portion of unamortized deferred issuance costs of $0.2 million.
In December 2023, we issued an additional $350.0 million of 4.875% senior notes due 2029 (the New 2029 Notes, and together with the Existing 2029 Notes, the 2029 Notes). After giving effect to the issuance of the New 2029 Notes, $750.0 million in aggregate principal amount of the 2029 Notes is outstanding. The New 2029 Notes are fungible with the Existing 2029 Notes, and taken together, the 2029 Notes are treated as a single series.
In December 2023, we also issued $650.0 million of 5.000% senior notes due 2033 (the 2033 Notes). Similar to the Notes above, the proceeds of these new senior notes were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contemporaneously with the $250.0 million partial redemption of the 4.750% Notes in November 2020, we dedesignated the proportional share of these swap agreements as fair value hedges. There was no ineffectiveness recognized in the dedesignation of these fair value hedges. Following the dedesignation, the fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of December 31, 2022, these free-standing derivatives were reflected at their fair value of a $1.0 million liability and were included in other accrued liabilities in our consolidated balance sheet. These free-standing derivatives settled and matured in May 2023. For the years ended December 31, 2023, 2022 and 2021, we recognized a gain of $1.0 million and losses of $5.0 million and $4.4 million, respectively, directly in earnings as an adjustment to non-cash interest expense attributable to the change in fair value of the free-standing derivatives.
As of December 31, 2022, the 2013 Interest Rate Swaps that were designated as fair value hedges are reflected at their fair value of a $1.2 million liability and included in other accrued liabilities in our consolidated balance sheet.
We recognized net interest expense of $2.2 million and net interest income of $2.9 million and $7.9 million, respectively, during 2023, 2022 and 2021, related to net swap settlements for these interest rate swap agreements, which is included in interest expense in our consolidated statements of income.
For the years ended December 31, 2023, 2022 and 2021, we recognized losses of $2.3 million and gains of $2.7 million and $5.2 million, respectively, related to the impact of changes in the benchmark interest rate on the fair value of the hedged senior notes. For the years ended December 31, 2023, 2022 and 2021, we recognized offsetting gains of $1.2 million and offsetting losses of $6.0 million and $5.2 million, respectively, on the related interest rate swaps attributable to changes in the benchmark interest rate. The difference of these fair value changes for the years ended December 31, 2023, 2022 and 2021 was recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
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
As of December 31, 2023 and 2022, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $15.9 million and $21.4 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. During 2023, 2022 and 2021, we recognized losses, net of tax of $3.8 million, $4.4 million and $4.6 million, respectively, as a result of this amortization. Over the next 12 months, we expect to amortize $2.7 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
In connection with our acquisition of US Ecology, in the second quarter of 2022, we acquired and novated a floating-to-fixed interest rate swap agreement (the 2022 Interest Rate Swap) with an initial effective date of March 6, 2020 and an initial notional amount of $500 million relative to our Term Loan Facility and an initial fair value of $29.1 million. The initial fair value is reclassified into earnings as non-cash interest expense on a systematic basis over the life of the interest rate swap. As of December 31, 2023, and 2022, the 2022 Interest Rate Swap has a notional value of $350 million and $390 million, respectively. The interest rate swap matures in November 2026. The goal was to reduce overall borrowing costs. Under the terms of the acquired agreement, we pay interest at a fixed interest rate of 0.832% and received interest at floating rates based on changes in LIBOR. The interest rate swap is designated as a cash flow hedge. In May 2022, following the closing of the acquisition, we amended the reference rate from a floating rate based on LIBOR to a SOFR rate. In accordance with ASU 2020-04, the amendment of the reference rate did not result in dedesignation of the cash flow hedge. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive loss and are recognized in interest expense in the period in which the payment is settled.
The fair value of our floating-to-fixed swap is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of December 31, 2023 and 2022, the 2022 Interest Rate Swap was recorded at its fair value of $24.3 million and $36.0 million, respectively, and is included in other assets in our consolidated balance sheets.
During the years ended December 31, 2023 and 2022, we recognized unrealized gains of $12.2 million and $8.4 million, respectively, in accumulated other comprehensive loss for the 2022 Interest Rate Swap. As of December 31, 2023 and 2022, the 2022 Interest Rate Swap was recorded as a gain within accumulated other comprehensive loss of $4.3 million and $5.1 million,

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
respectively, net of tax. The effective portion of the Interest Rate Swap is amortized as an adjustment to interest expense over the life of the instrument using the effective interest method. During the years ended December 31, 2023 and 2022, we recognized gains, net of tax, of $13.1 million and $3.3 million, respectively, as a result of this amortization. Over the next 12 months, we expect to amortize approximately $5 million, net of tax, from accumulated other comprehensive loss related to this instrument as an offset to interest expense in the period in which payments are settled.
For further detail regarding the effect of our cash flow hedging on interest expense, see Note 18, Financial Instruments, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Derivative Contracts
Extended Interest Rate Locks, Offsetting Interest Rate Swaps
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
As of December 31, 2023, the fair value of the Extended Interest Rate Locks were assets of $54.0 million, which were included in prepaid and other current assets and other assets in our consolidated balance sheets. As of December 31, 2022, the fair value of the Extended Interest Rate Locks were assets of $69.8 million, which were included in other assets in our consolidated balance sheets. As of December 31, 2023, the fair value of the Offsetting Interest Rate Swaps were liabilities of $78.2 million, which were included in other accrued liabilities and other long-term liabilities in our consolidated balance sheets. As of December 31, 2022, the fair value of the Offsetting Interest Rate Swaps were liabilities of $99.7 million, which were included in other long-term liabilities in our consolidated balance sheets.
For the year ended December 31, 2023, we recognized a loss of $15.4 million on the change in fair value of the Extended Interest Rate Locks, with an offsetting gain of $13.5 million, on the change in fair value of the Offsetting Interest Rate Swaps. For the year ended December 31, 2022, we recognized a gain of $109.4 million on the change in fair value of the Extended Interest Rate Locks, with an offsetting loss of $107.3 million, on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of December 31, 2023, we had $1,280.6 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2053. As of December 31, 2022, we had $1,182.0 million of variable rate tax-exempt financings outstanding, with maturities ranging from 2023 to 2051.
In September 2023, the California Municipal Finance Authority issued, for our benefit, $100 million of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, were used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California. The initial remarketing period for this tax-exempt financing is 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of December 31, 2023 and 2022.
Finance Leases
As of December 31, 2023, we had finance lease liabilities of $251.3 million with maturities ranging from 2024 to 2063. As of December 31, 2022, we had finance lease liabilities of $247.5 million with maturities ranging from 2023 to 2063.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Paid
Interest paid, excluding net swap settlements for our fair value hedges, was $422.9 million, $311.5 million and $249.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
10.LEASES
A summary of the lease classification on our consolidated balance sheet as of December 31, 2023 and 2022 follows:

		2023	2022
Assets
Operating right-of-use lease assets	Other assets	$238.1	$275.1
Finance lease assets	Property and equipment, net	286.7	288.3
Total leased assets		$524.8	$563.4

Liabilities
Current
Operating	Other accrued liabilities	$54.8	$57.9
Finance	Notes payable and current maturities of long-term debt	12.9	14.3
Long-term
Operating	Other long-term liabilities	194.9	238.0
Finance	Long-term debt, net of current maturities	238.4	233.2
Total lease liabilities		$501.0	$543.4
A summary of the lease cost reflected in our consolidated statements of income for the years ended December 31, 2023 and 2022 follow:

		2023	2022
Operating lease cost
Fixed lease cost	Cost of operations	$60.2	$55.5
Short-term lease cost	Cost of operations	89.5	70.4
Variable lease cost	Cost of operations	26.8	26.6
Finance lease cost
Amortization of leased assets	Depreciation amortization and depletion	15.6	15.2
Interest on lease liabilities	Interest expense	8.8	12.0
Variable lease cost	Interest expense	21.8	17.4
Total lease cost		$222.7	$197.1
During the years ended December 31, 2023 and 2022, we recognized changes in our operating right-of-use lease liabilities and assets, resulting from the recognition of non-cash lease expense of $47.8 million and $46.2 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2023, maturities for operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2024	$62.4	$22.4	$84.8
2025	52.7	18.4	71.1
2026	42.9	17.1	60.0
2027	31.8	16.4	48.2
2028	27.9	17.5	45.4
Thereafter	72.7	341.8	414.5
Total lease payments	290.4	433.6	724.0
Less: interest	(40.7)	(182.3)	(223.0)
Present value of lease liabilities	$249.7	$251.3	$501.0
A summary of the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2023 and 2022 follows:

	2023	2022
Weighted-average remaining lease term (years)
Operating leases	6.9	7.2
Finance leases	27.1	29.6
Weighted-average discount rate
Operating leases	2.9%	3.1%
Finance leases	4.4%	4.4%
Supplemental cash flow and other non-cash information for the years ended December 31, 2023 and 2022 follow:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$176.5	$151.6
Operating cash flows from finance leases	$30.7	$29.4
Financing cash flows from finance leases	$12.3	$33.6
Leased assets obtained in exchange for new finance lease liabilities	$17.0	$31.7
Leased assets obtained in exchange for new operating lease liabilities	$33.4	$73.9

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2023	2022	2021
Current:
Federal	$281.2	$72.4	$234.9
State	108.5	81.5	67.3
Deferred:
Federal	72.3	164.2	(34.1)
State	29.1	16.9	18.6
Uncertain tax positions and interest and other	(31.0)	8.9	(3.9)
Provision for income taxes	$460.1	$343.9	$282.8
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.4	4.6	4.5
Non-deductible expenses	1.2	1.1	1.0
Uncertain tax position taxes and interest	(0.8)	0.2	0.1
Investment tax credits	(4.0)	(7.6)	(8.0)
Other, net	(0.8)	(0.5)	(0.6)
Effective income tax rate	21.0%	18.8%	18.0%
During 2023, we acquired non-controlling interests in limited liability companies established to own renewable energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2023 tax provision reflects a benefit of $86.9 million due to the tax credits related to these investments.
In addition, during 2023 we resolved IRS examinations for our 2014 to 2018 tax years, that in the aggregate, reduced our tax provision by approximately $20.8 million.
Our 2022 tax provision was reduced by $139.0 million related to the tax credits from our non-controlling interests in limited liability companies established to own renewable energy assets.
Our 2021 tax provision was reduced by $126.0 million related to the tax credits from our non-controlling interests in limited liability companies established to own renewable energy assets.
During 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA, among other things, implemented a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on stock repurchases and extended, enhanced and created several tax incentives to promote clean energy. We continue to evaluate the IRA and additional regulations as they are released by the U.S. Treasury. At present, we do not expect the 15% minimum tax to have an impact on the Company. However, we do expect to regularly incur a non-deductible excise tax as we continue to repurchase our shares. This charge is reflected as a component of treasury stock in our consolidated balance sheet.
With respect to various energy credits in the IRA, we expect to benefit in subsequent years for credits related to commercial electric vehicles, carbon capture and renewable natural gas. Additional benefits may be identified as subsequent guidance is released by the U.S. Treasury and/or additional climate technologies are identified or advanced in future years.
We made income tax payments (net of refunds) of $343.0 million, $184.7 million and $300.4 million for 2023, 2022, and 2021, respectively. Income taxes paid in 2023, 2022, and 2021 reflect benefits from tax credits from our continuing investments in renewable energy. For 2023 and 2022 cash taxes paid also reflects benefits from bonus depreciation on qualified assets.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net deferred income tax asset and liability as of December 31 follow:

	2023	2022
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(1,229.4)	$(1,252.7)
Difference between book and tax basis of intangible assets	(582.8)	(521.7)
Operating right-of-use lease assets	(59.3)	(74.3)
Basis difference due to redemption of partnership interests	(81.8)	(82.0)
Total liabilities	$(1,953.3)	$(1,930.7)
Deferred tax assets relating to:
Environmental reserves	$235.9	$253.0
Accruals not currently deductible	104.6	94.6
Net operating loss carryforwards	75.1	88.5
Difference between book and tax basis of other assets	14.1	14.4
Operating right-of-use lease liabilities	59.9	80.5
Other	17.5	15.2
Total assets	507.1	546.2
Valuation allowance	(48.6)	(43.1)
Net deferred tax asset	458.5	503.1
Net deferred tax liabilities	$(1,494.8)	$(1,427.6)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2023	2022	2021
Valuation allowance, beginning of year	$43.1	$43.7	$43.8
Additions charged to provision for income taxes	3.3	1.9	0.4
Deferred tax assets realized or written-off	0.3	(6.4)	0.1
Other, net	1.9	3.9	(0.6)
Valuation allowance, end of year	$48.6	$43.1	$43.7
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
The majority of our valuation allowance is associated with state loss carryforwards. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $64.5 million available as of December 31, 2023. These state net operating loss carryforwards expire at various times between 2024 and 2043. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2023, we have provided a valuation allowance of $43.4 million.
We are subject to income tax in the United States, as well as income tax in multiple state and foreign jurisdictions. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations is closed for 2018 through 2019 and all years prior to 2015. For tax years 2015 through 2017 we have resolved all open issues with IRS Appeals while the applicable statutes of limitation will expire in early 2024. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 through 2021.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2023	2022	2021
Balance at beginning of year	$111.0	$101.5	$101.1
Additions for tax positions of current year	1.2	7.1	—
Additions for tax positions of prior years	2.6	2.4	0.5
Reductions for tax positions of prior years	(7.5)	—	(0.1)
Reductions for tax positions resulting from lapse of statute of limitations	(0.1)	—	—
Settlements	(65.7)	—	—
Balance at end of year	$41.5	$111.0	$101.5
During 2023, we settled our 2014-2018 tax years with the Internal Revenue Service. These settlements reduced our gross unrecognized tax benefits by $65.7 million.
Included in our gross unrecognized tax benefits as of December 31, 2023, 2022 and 2021 are $32.5 million, $96.5 million and $93.6 million, respectively, of unrecognized tax benefits (net of the federal benefit) that, if recognized, would affect our effective income tax rate in future periods. However, we are unable to estimate the resolution of these matters over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded a reduction to interest expense of $1.3 million during 2023 and, in total as of December 31, 2023, have recognized a liability for penalties of $0.3 million and interest of $13.5 million.
During 2022, we recorded interest expense of $1.1 million and, in total as of December 31, 2022, had recognized a liability for penalties of $0.3 million and interest of $15.2 million. During 2021, we recorded interest expense of $0.8 million and, in total as of December 31, 2021, had recognized a liability for penalties of $0.3 million and interest of $13.7 million.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
12.EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In October 2020, our Board of Directors amended and restated the Republic Services, Inc. Executive Incentive Plan (the 2021 Plan) to remove references to the performance-based compensation exception that was previously permitted but is no longer applicable under Section 162(m) of the Code. The purposes of the 2021 Plan are to promote the success of the Company; to provide designated Executive Officers with an opportunity to receive incentive compensation dependent upon that success; and to attract, retain and motivate such individuals. We currently have 11.7 million shares of common stock reserved for future grants under the 2021 Plan.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2023, 2022 and 2021:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2020	1,212.1	$69.47
Granted	358.0	$91.21
Vested and issued	(434.5)	$74.69
Forfeited	(44.8)	$87.43
Unissued as of December 31, 2021	1,090.8	$77.19
Granted	258.8	$122.54
Vested and issued	(388.4)	$74.34
Forfeited	(47.5)	$110.92
Unissued as of December 31, 2022	913.7	$85.43
Granted	249.7	$133.03
Vested and issued	(207.8)	$95.24
Forfeited	(40.4)	$117.54
Unissued as of December 31, 2023	915.2	$93.35	0.7	$150.9
Vested and unissued as of December 31, 2023	424.9	$64.96
During the years ended December 31, 2023, 2022 and 2021, we awarded our non-employee directors 20,324, 18,689 and 26,328 RSUs, respectively, which vested upon issuance.
During the years ended December 31, 2023, 2022 and 2021, we awarded 216,610, 226,108 and 312,602 RSUs, respectively, to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after three or four years.
During the years ended December 31, 2023, 2022 and 2021, we granted an additional 12,751, 13,969 and 19,049 RSUs, respectively, as dividend equivalents.
The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the years ended December 31, 2023, 2022 and 2021, compensation expense related to RSUs totaled $24.1 million, $22.8 million and $32.5 million, respectively. In 2021, we recognized approximately $6 million of compensation expense related to the accelerated vesting of RSUs previously granted to Donald W. Slager that were previously scheduled to vest in 2022 and beyond as a result of his retirement as Chief Executive Officer (CEO) of Republic Services, Inc. in June 2021. As of December 31, 2023, total unrecognized compensation expense related to outstanding RSUs was $37.1 million, which will be recognized over a weighted average period of 2.6 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2023, 2022 and 2021:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	853.6	$76.14
Granted	313.1	$91.01
Vested and issued	(287.0)	$65.35
Forfeited	(22.4)	$91.20
Outstanding as of December 31, 2021	857.3	$84.79
Granted	156.6	$124.29
Vested and issued	(233.4)	$76.24
Forfeited	(24.3)	$109.62
Outstanding as of December 31, 2022	756.2	$95.19
Granted	199.5	$138.03
Vested and issued	(227.1)	$100.06
Forfeited	(40.9)	$123.30
Outstanding and Exercisable as of December 31, 2023	687.7	$101.48
During the years ended December 31, 2023, 2022 and 2021, we awarded 80,452, 79,043 and 181,322 PSUs to our executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC) and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2023, 2022 and 2021, we awarded 108,560, 66,296 and 118,168 PSUs to our employees other than our executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2023, 2022 and 2021, we granted an additional 10,511, 11,304 and 13,586 PSUs to our executive officers, respectively, as dividend equivalents.
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
During the years ended December 31, 2023, 2022 and 2021, compensation expense related to PSUs totaled $29.2 million, $22.1 million and $47.1 million, respectively. In 2021, we recognized approximately $16 million of compensation expense related to the accelerated vesting of PSUs previously granted to Mr. Slager that were previously scheduled to vest in 2022 and beyond as a result of his retirement in June 2021. As of December 31, 2023, total unrecognized compensation expense related to outstanding PSUs was $21.9 million, which will be recognized over a weighted average period of approximately one year.

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
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act enacted in 2006 (the PPA). No contributions were made in 2023 or 2022.
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
The following table presents the ABO and reconciliations of the changes in the PBO, the Plan assets and the accounting funded status of our defined benefit pension plan for the years ended December 31:

	Defined Benefit Pension Plan
	2023	2022
Accumulated benefit obligation	$166.1	$172.3
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$172.3	$215.1
Interest cost	8.5	5.7
Actuarial loss (gain)	2.5	(32.6)
Benefits paid	(17.2)	(15.9)
Projected benefit obligation at end of year	$166.1	$172.3
Change in plan assets:
Fair value of plan assets at beginning of year	$178.2	$221.8
Actual return on plan assets	12.2	(26.3)
Estimated expenses	(2.0)	(1.4)
Benefits paid	(17.2)	(15.9)
Fair value of plan assets at end of year	$171.2	$178.2
Over funded status	$5.1	$5.9
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$5.1	$5.9
Net amount recognized	$5.1	$5.9
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.94%	5.13%
Rate of compensation increase	N/A	N/A
The amounts included in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost as of December 31, 2023 and 2022 were $11.4 million and $11.8 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net periodic benefit income for the years ended December 31 are summarized below:

	2023	2022	2021
Components of net periodic benefit income:
Interest cost	$8.5	$5.7	$4.7
Expected return on plan assets	(7.5)	(7.0)	(6.0)
Net periodic benefit loss (income)	$1.0	$(1.3)	$(1.3)
Weighted average assumptions used to determine net periodic benefit income:
Discount rate	4.94%	5.13%	2.77%
Expected return on plan assets	5.40%	5.40%	4.10%
Rate of compensation increase	N/A	N/A	N/A
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
The following table summarizes our target asset allocation as of December 31, 2023 and the actual asset allocation as of December 31, 2023 and 2022 for our Plan:

	December 31, 2023	December 31, 2023	December 31, 2022
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation
Debt securities	100%	100%	100%
Total	100%	100%	100%
Asset allocations are reviewed and rebalanced periodically based on funded status. For 2024, the investment strategy for Plan assets is to maintain a portfolio designed to achieve our target of an average long-term rate of return of 5.40%. While we believe we can achieve a long-term average return of 5.40%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among fixed income and cash portfolios to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges and strategies are reviewed periodically with the assistance of an independent external consulting firm.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Plan assets are measured at fair value. The following table summarizes, by level, within the fair value hierarchy, the investments of the Plan at fair value as of December 31, 2023 and 2022:

		Fair Value Measurements Using
	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts and U.S. government securities	$49.5	$49.5	$—	$—
Fixed income securities	121.7	—	121.7	—
Total assets	$171.2	$49.5	$121.7	$—

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market accounts	$23.6	$23.6	$—	$—
Mutual funds	154.6	—	154.6	—
Total assets	$178.2	$23.6	$154.6	$—
Estimated future benefit payments for the next ten years under the Plan follow:

2024	$15.7
2025	$15.4
2026	$15.6
2027	$15.5
2028	$14.6
2029 through 2033	$61.7
Collective Bargaining Agreements
As of December 31, 2023, approximately 23% of our workforce was covered by collective bargaining agreements (CBAs), and approximately 3% of our workforce was covered by CBAs that will expire during 2024.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2023 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $3.5 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2023 and 2022 is for the plans’ year ended September 30, or December 31, 2022 and 2021, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded and plans in the safe green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2023	2022	Implemented	2023	2022	2021	Imposed	of CBAs
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	$69.5	$61.2	$52.2	No	Various dates through 6/30/2028
Local No. 731 I.B. of T., Pension Fund	36-6513567	Safe	Safe	No	8.5	8.1	8.7	No	Various dates through 9/30/2028
New England Teamsters & Trucking Industry Pension	04-6372430	Critical & Declining	Critical & Declining	No	5.1	3.3	2.1	No	6/30/2025
Individually significant plans					83.1	72.6	63.0
All other plans	N/A	N/A	N/A	N/A	16.0	13.5	13.4	N/A
Total					$99.1	$86.1	$76.4
We are listed in the Form 5500 for Local No. 731, I.B. of T. Pension Fund as providing more than 5% of the total contributions. At the date these financial statements were issued, Forms 5500 were not available for the plan years ended in 2023.
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
Total expense recorded for matching 401(k) contributions in 2023, 2022 and 2021 was $82.3 million, $73.7 million and $62.4 million, respectively.
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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $112.7 million and

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
$100.6 million as of December 31, 2023 and 2022, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $114.7 million and $98.6 million as of December 31, 2023 and 2022, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
Employee Stock Purchase Plan
Republic employees are eligible to participate in an employee stock purchase plan. The plan allows participants to purchase our common stock for 95% of its quoted market price on the last day of each calendar quarter. For the years ended December 31, 2023, 2022 and 2021, issuances under this plan totaled 103,706 shares, 99,680 shares and 104,217 shares, respectively. As of December 31, 2023, shares reserved for issuance to employees under this plan totaled 2.4 million and Republic held employee contributions of $3.2 million for the purchase of common stock.
13.SHARE REPURCHASES AND DIVIDENDS
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
Share repurchase activity during the years ended December 31, 2023, 2022 and 2021 follows (in millions except per share amounts):

	2023	2022	2021
Number of shares repurchased	1.8	1.6	2.2
Amount paid	$261.8	$203.5	$252.2
Weighted average cost per share	$145.72	$124.02	$116.09
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be         purchased under the plans or programs exclude a 1% excise tax.
As of December 31, 2023, 2022 and 2021 there were no repurchased shares pending settlement. As of December 31, 2023, the remaining authorized purchase capacity under our October 2023 repurchase program was $3.0 billion.
Dividends
In October 2023, our Board of Directors approved a quarterly dividend of $0.535 per share. Aggregate cash dividends declared were $650.0 million, $603.4 million and $563.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we recorded a quarterly dividend payable of $168.3 million to shareholders of record at the close of business on January 2, 2024.

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

Earnings per share for the years ended December 31, 2023, 2022 and 2021 are calculated as follows (in thousands, except per share amounts):

	2023	2022	2021
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$1,730,985	$1,487,586	$1,290,405
Weighted average common shares outstanding	316,182	316,530	318,811
Basic earnings per share	$5.47	$4.70	$4.05
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$1,730,985	$1,487,586	$1,290,405
Weighted average common shares outstanding	316,182	316,530	318,811
Effect of dilutive securities:
Unvested RSU awards	104	152	266
Unvested PSU awards	379	398	348
Weighted average common and common equivalent shares outstanding	316,665	317,080	319,425
Diluted earnings per share	$5.47	$4.69	$4.04
During each of the years ended December 31, 2023, 2022 and 2021 there were less than 0.1 million antidilutive securities outstanding.

15.SEGMENT REPORTING
Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and waste business operating primarily in geographic areas located in the southeastern and mid-western United States, the eastern seaboard of the United States, and Canada. Group 3 is our environmental solutions business operating in geographic areas located across the United States and Canada. These groups are presented below as our reportable segments, which each provide integrated environmental services, including but not limited to collection, transfer, recycling and disposal. Prior to the third quarter of 2022, our environmental services operating segment, now referred to as our Group 3 reportable segment, was aggregated with Corporate entities and other.
We generated $169.9 million and $90.2 million of revenue in Canada for the years ended December 31, 2023 and 2022, respectively. There was no revenue generated in Canada during 2021. As of December 31, 2023 and 2022, we had $136.8 million and $47.7 million, respectively, of long-lived assets in Canada. The remainder of our revenue and assets were related to our United States operations.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Summarized financial information concerning our reportable segments for the years ended December 31, 2023, 2022 and 2021 follows:

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2023
Gross Revenue	$7,769.2	$7,563.2	$15,332.4	$1,703.6	$242.7	$17,278.7
Intercompany Revenue	(1,170.8)	(1,008.4)	(2,179.2)	(58.8)	(76.2)	(2,314.2)
Revenue Allocations	95.8	90.6	186.4	(19.9)	(166.5)	—
Net Revenue	$6,694.2	$6,645.4	$13,339.6	$1,624.9	$—	$14,964.5
Adjusted EBITDA	$2,134.7	$1,964.0	$4,098.7	$348.4	$—	$4,447.1

Capital Expenditures	$707.4	$540.1	$1,247.5	$146.2	$237.4	$1,631.1
Total Assets	$13,665.1	$10,959.5	$24,624.6	$4,481.3	$2,304.2	$31,410.1

2022
Gross Revenue	$7,106.6	$7,028.6	$14,135.2	$1,262.5	$247.5	$15,645.2
Intercompany Revenue	(1,089.6)	(945.0)	(2,034.6)	(46.6)	(52.7)	(2,133.9)
Revenue Allocations	103.5	99.0	202.5	(7.7)	(194.8)	—
Net Revenue	$6,120.5	$6,182.6	$12,303.1	$1,208.2	$—	$13,511.3
Adjusted EBITDA	$1,967.4	$1,750.8	$3,718.2	$211.1	$—	$3,929.3

Capital Expenditures	$620.1	$533.5	$1,153.6	$141.7	$158.7	$1,454.0
Total Assets	$12,418.1	$10,509.8	$22,927.9	$4,086.3	$2,038.7	$29,052.9

2021
Gross Revenue	$6,511.1	$6,338.0	$12,849.1	$242.4	$229.6	$13,321.1
Intercompany Revenue	(1,056.8)	(919.3)	(1,976.1)	(19.5)	(30.5)	(2,026.1)
Revenue Allocations	102.6	96.5	199.1	—	(199.1)	—
Net Revenue	$5,556.9	$5,515.2	$11,072.1	$222.9	$—	$11,295.0
Adjusted EBITDA	$1,812.8	$1,526.1	$3,338.9	$44.6	$—	$3,383.5

Capital Expenditures	$601.9	$541.8	$1,143.7	$50.8	$121.8	$1,316.3
Total Assets	$12,199.2	$9,926.9	$22,126.1	$1,211.6	$1,617.3	$24,955.0
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows for the years ended December 31, 2023, 2022 and 2021 (in millions of dollars and as a percentage of revenue):

	2023	2022	2021
Group 1 Adjusted EBITDA	$2,134.7	$1,967.4	$1,812.8
Group 2 Adjusted EBITDA	1,964.0	1,750.8	1,526.1
Group 3 Adjusted EBITDA	348.4	211.1	44.6
Total Adjusted EBITDA	4,447.1	3,929.3	3,383.5
Other expense (income), net	(7.5)	2.3	0.5
Interest income	(6.5)	(3.3)	(2.5)
Interest expense	508.2	395.6	314.6
Depreciation, amortization and depletion	1,501.4	1,351.6	1,185.5
Accretion	97.9	89.6	82.7
Loss from unconsolidated equity method investments	94.3	165.6	188.5
Adjustment to withdrawal liability for multiemployer pension funds	4.5	(1.6)	—
Restructuring charges	33.2	27.0	16.6
(Gain) loss on business divestitures and impairments, net	(3.6)	(6.3)	0.5
US Ecology, Inc. acquisition integration and deal costs	33.5	77.3	—
Accelerated vesting of compensation expense for CEO transition	—	—	22.0
Loss on extinguishment of debt and other related costs	0.2	—	—
Income before income taxes	$2,191.5	$1,831.5	$1,575.1

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.REVENUE
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2023		2022		2021
Collection:
Residential	$2,822.7	18.9%	$2,642.6	19.5%	$2,452.8	21.7%
Small-container	4,438.4	29.7	3,945.7	29.2	3,417.7	30.3
Large-container	2,922.4	19.5	2,701.1	20.0	2,355.6	20.8
Other	69.4	0.4	53.9	0.4	52.1	0.5
Total collection	10,252.9	68.5	9,343.3	69.1	8,278.2	73.3
Transfer	1,699.1		1,574.5		1,490.0
Less: intercompany	(933.7)		(849.8)		(814.4)
Transfer, net	765.4	5.1	724.7	5.4	675.6	6.0
Landfill	2,885.4		2,681.7		2,516.6
Less: intercompany	(1,206.0)		(1,131.9)		(1,092.8)
Landfill, net	1,679.4	11.2	1,549.8	11.5	1,423.8	12.6
Environmental solutions	1,701.4		1,262.1		242.4
Less: intercompany	(76.5)		(53.9)		(19.5)
Environmental solutions, net	1,624.9	10.9	1,208.2	8.9	222.9	2.0
Other:
Recycling processing and commodity sales	312.3	2.1	359.1	2.7	420.5	3.7
Other non-core	329.6	2.2	326.2	2.4	274.0	2.4
Total other	641.9	4.3	685.3	5.1	694.5	6.1
Total revenue	$14,964.5	100.0%	$13,511.3	100.0%	$11,295.0	100.0%
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
In general, small-container and residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of December 31, 2022 was recognized as revenue during 2023 when the service was performed. Our large-container customers are typically billed on a monthly basis based on the nature of the services provided during the period.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of December 31, 2023 and 2022, we recognized $82.5 million and $80.2 million, respectively, of deferred contract costs and capitalized sales commissions. During the years ended December 31, 2023, 2022 and 2021, we amortized $14.5 million, $13.4 million and $12.5 million, respectively, of capitalized sales commissions to selling, general and administrative expenses, and $5.1 million, $5.7 million and $6.4 million, respectively, of other deferred contract costs as a reduction of revenue.
17.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the years ended December 31, 2023, 2022 and 2021 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(30.4)	$18.0	$—	$(12.4)
Other comprehensive loss before reclassifications	—	(5.8)	—	(5.8)
Amounts reclassified from accumulated other comprehensive loss	4.6	(1.0)	—	3.6
Net current-period other comprehensive income (loss)	4.6	(6.8)	—	(2.2)
Balance as of December 31, 2021	(25.8)	11.2	—	(14.6)
Other comprehensive income (loss) before reclassifications	8.4	(1.6)	(5.0)	1.8
Amounts reclassified from accumulated other comprehensive loss	1.1	(0.4)	—	0.7
Net current-period other comprehensive income (loss)	9.5	(2.0)	(5.0)	2.5
Balance as of December 31, 2022	(16.3)	9.2	(5.0)	(12.1)
Other comprehensive income (loss) before reclassifications	14.0	0.1	(4.4)	9.7
Amounts reclassified from accumulated other comprehensive loss	(9.3)	(0.4)	—	(9.7)
Net current-period other comprehensive income (loss)	4.7	(0.3)	(4.4)	—
Balance as of December 31, 2023	$(11.6)	$8.9	$(9.4)	$(12.1)
A summary of reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021 follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2023	2022	2021	Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$(5.1)	$(5.9)	$(6.2)	Interest expense
2022 Interest Rate Swap	17.7	4.4	—	Interest expense
Total before tax	12.6	(1.5)	(6.2)
Tax (provision) benefit	(3.3)	0.4	1.6
Net of tax	9.3	(1.1)	(4.6)

Pension gains:
Pension settlement	0.6	0.5	1.3	Other income
Tax provision	(0.2)	(0.1)	(0.3)
Net of tax	0.4	0.4	1.0
Total income (loss) reclassified into earnings, net of tax	$9.7	$(0.7)	$(3.6)

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.FINANCIAL INSTRUMENTS
The effect of our derivative instruments in fair value and cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 follows (in millions):

	Classification and Amount of (Loss) Gain Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2023	2022	2021
	Interest Expense	Interest Expense	Interest Expense

Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(508.2)	$(395.6)	$(314.6)

The effects of fair value and cash flow hedging relationships in Subtopic 815-20:
(Loss) gain on fair value hedging relationships:
Interest rate swaps:
Net swap settlements	$(2.2)	$2.9	$7.9
Net periodic loss	$(1.1)	$(3.3)	$(0.1)

(Loss) gain on cash flow hedging relationships:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings, net of tax
Interest rate swap locks	$(3.8)	$(4.4)	$(4.6)
2022 Interest Rate Swap	$13.1	$3.3	$—

The effects of derivative instruments not in Subtopic 815-20:
Gain (loss) on free-standing derivative instruments:
Interest rate swaps:
Gain (loss) on change in fair value of free-standing derivative instruments	$1.0	$(5.0)	$(4.4)
Interest rate contract:
Net (loss) gain on change in fair value of free-standing derivative instruments	$(1.9)	$2.1	$0.3
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2023 and 2022, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2023
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$43.1	$43.1	$43.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	76.3	76.3	—	76.3	—
Derivative and hedging assets - other assets, prepaid expenses and other current assets	78.3	78.3	—	78.3	—
Total assets	$197.7	$197.7	$43.1	$154.6	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$79.6	$79.6	$—	$79.6	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63.6	63.6	—	—	63.6
Total liabilities	$143.2	$143.2	$—	$79.6	$63.6

	December 31, 2022
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$38.3	$38.3	$38.3	$—	$—
Bonds - restricted cash and marketable securities and other assets	56.9	56.9	—	56.9	—
Derivative and hedging assets - other assets	105.8	105.8	—	105.8	—
Total assets	$201.0	$201.0	$38.3	$162.7	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$102.0	$102.0	$—	$102.0	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65.1	65.1	—	—	65.1
Total liabilities	$167.1	$167.1	$—	$102.0	$65.1
Total Debt
As of December 31, 2023 and 2022, the carrying value of our total debt was $12.8 billion and $11.8 billion, respectively, and the fair value of our total debt was $12.5 billion and $11.1 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates -are based on Level 2 inputs of the fair value hierarchy as of December 31, 2023 and 2022. See Note 9, Debt, for further information related to our debt.
Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2023, the Sonoma contingent consideration represents the fair value of $58.8 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $81 million and $114 million. During 2023, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $18 million relating to our outstanding legal proceedings as of December 31, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $11 million higher than the amount recorded as of December 31, 2023.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements, as of December 31, 2023 are as follows:

2024	$205.2
2025	159.4
2026	109.7
2027	76.6
2028	49.7
Thereafter	373.7
$974.3
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

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$140.0	$143.4	$29.0
Restricted cash and marketable securities	163.6	127.6	139.0
Less: restricted marketable securities	(76.1)	(56.7)	(62.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$227.5	$214.3	$105.6
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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2023	2022
Capping, closure and post-closure obligations	$43.2	$39.1
Insurance	120.4	88.5
Total restricted cash and marketable securities	$163.6	$127.6
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2023	2022
Letters of credit	$466.9	$475.0
Surety bonds	$4,677.1	$4,322.3
We had $336.5 million and $347.6 million of letters of credit outstanding under our Credit Facility as of December 31, 2023 and 2022, respectively. Surety bonds subject to expiration will expire on various dates through 2029.
These financial instruments are issued in the normal course of business and are not classified as debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the environmental services industry. We account for this investment using an alternative measurement approach. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,737.6 million were outstanding as of December 31, 2023. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and a surety bond.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2023, based on the specified criteria.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In March 2023, we acquired all of the issued and outstanding shares and other equity interests of Wasteco Holdings Inc. and related subsidiaries. In June 2023, we acquired a vertically-integrated set of operations located primarily in Colorado from GFL Environmental Inc. In November 2023, we acquired all of the issued and outstanding capital stock or other ownership interests of Advanced Chemical Transport LLC. In December 2023, we acquired all of the issued and outstanding membership and other equity interests of Central Texas Refuse, LLC and an affiliate thereof. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of December 31, 2023 did not include an assessment of internal control over financial reporting as it relates to these acquired businesses. We will continue the process of implementing internal controls over financial reporting for these acquired businesses. These businesses collectively contributed approximately 1% of our total consolidated revenue for the year ended December 31, 2023.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings Proposal 1 - Election of Directors, Biographical Information Regarding Director Nominees, Board of Directors and Corporate Governance Matters, Delinquent Section 16(a) Reports and Executive Officers in the Proxy Statement for the 2024 Annual Meeting of Shareholders.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings Executive Compensation and Director Compensation in the Proxy Statement for the 2024 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings Security Ownership of Five Percent Shareholders and Security Ownership of the Board of Directors and Management in the Proxy Statement for the 2024 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2023 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	1.3	$156.67	29.6
Equity compensation plans not approved by security holders	—	—	—
Total	1.3	$156.67	29.6
 ____________
(a)Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan, our 2018 Employee Stock Purchase Plan (ESPP) and our 2021 Stock Incentive Plan.
(b)Includes no stock options as all were exercised in 2020, 0.9 million shares underlying restricted stock units, 0.4 million shares underlying performance shares and less than 0.1 million shares underlying purchase rights that accrue under the ESPP.
(c)Excludes restricted stock units and performance shares as these awards do not have exercise prices.
(d)The shares remaining available for future issuances include 11.7 million shares under our 2021 Stock Incentive Plan and 2.4 million shares under our ESPP. No further awards will be granted under the Amended and Restated 2007 Stock Incentive Plan after December 31, 2020.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings Board of Directors and Corporate Governance Matters and Certain Relationships and Related Party Transactions in the Proxy Statement for the 2024 Annual Meeting of Shareholders.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading Audit and Related Fees in the Proxy Statement for the 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

4.5	Third Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 4.750% Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.6	Fourth Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.700% Notes due 2041 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.7	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.8	Third Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 6.20% Notes due 2040 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.9	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).

Exhibit Number	Description
4.10	First Supplemental Indenture, dated as of July 30, 1999, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).
4.11	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Restated Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.12	Third Supplemental Indenture, dated as of December 5, 2008, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.13	Fourth Supplemental Indenture, dated as of March 11, 2015, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.20% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2015).
4.14	Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).
4.15	Sixth Supplemental Indenture, dated as of November 16, 2017, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2017).
4.16	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
4.17	Seventh Supplemental Indenture, dated as of May 14, 2018, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.950% Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2018).
4.18	Limited consent (2018 Credit Agreement), dated as of August 21, 2019, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.19
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.20	Eighth Supplemental Indenture, dated as of August 7, 2019, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.500% Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 1, 2019).
4.21	Ninth Supplemental Indenture, dated as of February 27, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.300% Notes due 2030 and the form of 3.050% Notes due 2050 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 21, 2020).
4.22	Tenth Supplemental Indenture, dated as of August 20, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 1.450% Notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 13, 2020).
4.23	Eleventh Supplemental Indenture, dated as of November 24, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 0.875% Notes due 2025 and the form of 1.750% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 2020).
4.24	Amended and Restated Credit Agreement, dated as of August 17, 2021, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 23, 2021).
4.25	Twelfth Supplemental Indenture, dated as of November 8, 2021, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.375% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 4, 2021).

Exhibit Number	Description
4.26	Form of Commercial Paper Dealer Agreement--4(a)(2) Program, dated as of May 25, 2022, between Republic Services, Inc. and the applicable dealer party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 1, 2022).
4.27	Thirteenth Supplemental Indenture, dated as of March 28, 2023, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 4.875% Notes due 2029 and form of 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 23, 2023).
4.28	Fourteenth Supplemental Indenture, dated as of December 12, 2023, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 5.000% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 11, 2023).
4.29	Amendment No. 1, dated as of February 23, 2023, to Amended and Restated Credit Agreement, dated as of August 17, 2021, by and among Republic Services, Inc., USE Canada Holdings, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 27, 2023).
4.30	Term Loan Credit Agreement, dated as of April 29, 2022, by and among Republic Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 4, 2022).
4.31	Amendment No. 1, dated as of February 23, 2023, to Term Loan Credit Agreement, dated as of April 29, 2022, by and among Republic Services, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated February 27, 2023).
4.32	Amendment No. 2, dated as of October 30, 2023, to Amended and Restated Credit Agreement, dated as of August 17, 2021, by and among Republic Services, Inc., USE Canada Holdings, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 3, 2023).
10.1+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.2+	Republic Services, Inc. Executive Incentive Plan, as amended and restated effective October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).
10.3+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.4+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.5+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.6+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, Registration No. 333-170174, filed with the SEC on October 27, 2010).
10.7+	Amendment No. 1 to Republic Services, Inc. Deferred Compensation Plan, effective January 6, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.8+	Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).
10.9+	Republic Services, Inc. Executive Separation Policy, as amended as of February 8, 2023 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022).

Exhibit Number	Description
10.10+	Amendment No. 2 to Republic Services, Inc. Deferred Compensation Plan, effective February 7, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.11+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.12+	Amendment No. 3 to Republic Services, Inc. Deferred Compensation Plan, effective October 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.13+	Amendment No. 4 to Republic Services, Inc. Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).
10.14+	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.15+*	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Catharine D. Ellingsen and Republic Services, Inc.
10.16+	Republic Services, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018).
10.17+	Offer Letter, dated April 29, 2019, by and between Timothy Stuart and Republic Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.18+*	Non-Competition, Non-Solicitation and Confidentiality Agreement, effective August 20, 2021, by and between Timothy Stuart and Republic Services, Inc.
10.19+	Offer letter, dated May 29, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.20+*	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Brian DelGhiaccio and Republic Services, Inc.
10.21+	Offer letter, dated March 26, 2021, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.22+*	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective February 13, 2024, by and between Jon Vander Ark and Republic Services, Inc.
10.23+	Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.24+*	Form of Performance Share Agreement (Executive Officer) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.25+*	Form of Performance Share Agreement (Other Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.26+*	Form of Performance Share Agreement (Non-Executive Officer EVP) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.27+*	Form of Employee Restricted Stock Unit Agreement (Senior Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.28+*	Form of Employee Restricted Stock Unit Agreement (Senior Executive, Cliff Vesting) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.29+*	Form of Employee Restricted Stock Unit Agreement (Other Employees) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.30+*	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective February 13, 2024, by and between Brian A. Bales and Republic Services, Inc.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Number	Description
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97+	Amended and Restated Clawback Policy, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	February 28, 2024	REPUBLIC SERVICES, INC.
		By:	/s/ JON VANDER ARK
Jon Vander Ark
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JON VANDER ARK	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Jon Vander Ark

/s/ BRIAN DELGHIACCIO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Brian DelGhiaccio

/s/ BRIAN A. GOEBEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Brian A. Goebel

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 28, 2024
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 28, 2024
Tomago Collins

/s/ MICHAEL A. DUFFY	Director	February 28, 2024
Michael A. Duffy

/s/ THOMAS W. HANDLEY	Director	February 28, 2024
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 28, 2024
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 28, 2024
Michael Larson

/s/ N. THOMAS LINEBARGER	Director	February 28, 2024
N. Thomas Linebarger

/s/ MEG REYNOLDS	Director	February 28, 2024
Meg Reynolds

/s/ JAMES P. SNEE	Director	February 28, 2024
James P. Snee

/s/ BRIAN S. TYLER	Director	February 28, 2024
Brian S. Tyler

/s/ SANDRA M. VOLPE	Director	February 28, 2024
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 28, 2024
Katharine B. Weymouth