Form 10-Q
period 2024-03-31
REPUBLIC SERVICES, INC.
filed 2024-05-01
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 23, 2024, the registrant had outstanding 314,932,459 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 6,314,460).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91.6	$140.0
Accounts receivable, less allowance for doubtful accounts and other of $82.6 and $83.2, respectively	1,763.0	1,768.4
Prepaid expenses and other current assets	419.0	472.6
Total current assets	2,273.6	2,381.0
Restricted cash and marketable securities	143.3	163.6
Property and equipment, net	11,310.5	11,350.9
Goodwill	15,852.3	15,834.5
Other intangible assets, net	482.6	496.2
Other assets	1,319.4	1,183.9
Total assets	$31,381.7	$31,410.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,179.2	$1,411.5
Notes payable and current maturities of long-term debt	1,431.9	932.3
Deferred revenue	472.2	467.3
Accrued landfill and environmental costs, current portion	141.2	141.6
Accrued interest	106.2	104.1
Other accrued liabilities	995.2	1,171.5
Total current liabilities	4,325.9	4,228.3
Long-term debt, net of current maturities	11,400.1	11,887.1
Accrued landfill and environmental costs, net of current portion	2,306.5	2,281.0
Deferred income taxes and other long-term tax liabilities, net	1,577.6	1,526.8
Insurance reserves, net of current portion	348.4	348.8
Other long-term liabilities	602.6	594.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 321.2 and 320.7 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,916.0	2,900.8
Retained earnings	8,717.9	8,433.9
Treasury stock, at cost; 6.3 and 6.1 shares, respectively	(812.0)	(783.5)
Accumulated other comprehensive loss, net of tax	(5.3)	(12.1)
Total Republic Services, Inc. stockholders’ equity	10,819.8	10,542.3
Non-controlling interests in consolidated subsidiary	0.8	1.2
Total stockholders’ equity	10,820.6	10,543.5
Total liabilities and stockholders’ equity	$31,381.7	$31,410.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$3,861.7	$3,581.1
Expenses:
Cost of operations	2,283.2	2,169.5
Depreciation, amortization and depletion	399.2	358.7
Accretion	26.6	24.1
Selling, general and administrative	414.0	379.2
Restructuring charges	5.9	5.5
Operating income	732.8	644.1
Interest expense	(139.3)	(126.7)
Loss on extinguishment of debt	—	(0.2)
(Loss) income from unconsolidated equity method investments	(8.7)	1.0
Interest income	1.5	1.4
Other income, net	12.6	2.5
Income before income taxes	598.9	522.1
Provision for income taxes	145.2	138.2
Net income	453.7	383.9
Net loss attributable to non-controlling interests in consolidated subsidiary	0.1	—
Net income attributable to Republic Services, Inc.	$453.8	$383.9
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.44	$1.21
Weighted average common shares outstanding	315.3	316.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.44	$1.21
Weighted average common and common equivalent shares outstanding	315.7	317.1
Cash dividends per common share	$0.535	$0.495
The accompanying notes are an integral part of these statements.(income)

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$453.7	$383.9
Other comprehensive income (loss), net of tax
Hedging activity:
Realized income reclassified into earnings	(2.1)	(2.6)
Unrealized gain	5.1	5.2
Pension activity:
Change in funded status of pension plan obligations	—	0.2
Foreign currency activity:
Unrealized gain on foreign currency translation	3.8	—
Other comprehensive income, net of tax	6.8	2.8
Comprehensive income	460.5	386.7
Comprehensive loss attributable to non-controlling interests	0.1	—
Comprehensive income attributable to Republic Services, Inc.	$460.6	$386.7

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2023	320.7	$3.2	$2,900.8	$8,433.9	(6.1)	$(783.5)	$(12.1)	$1.2	$10,543.5
Net income (loss)	—	—	—	453.8	—	—	—	(0.1)	453.7
Other comprehensive income	—	—	—	—	—	—	6.8	—	6.8
Cash dividends declared	—	—	—	(168.5)	—	—	—	—	(168.5)
Issuances of common stock	0.5	—	3.2	—	(0.2)	(28.5)	—	—	(25.3)
Stock-based compensation	—	—	12.0	(1.3)	—	—	—	—	10.7
Distributions paid	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance as of March 31, 2024	321.2	$3.2	$2,916.0	$8,717.9	(6.3)	$(812.0)	$(5.3)	$0.8	$10,820.6

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2022	320.3	$3.2	$2,843.2	$7,356.3	(4.2)	$(504.6)	$(12.1)	$0.8	$9,686.8
Net income	—	—	—	383.9	—	—	—	—	383.9
Other comprehensive income	—	—	—	—	—	—	2.8	—	2.8
Cash dividends declared	—	—	—	(156.5)	—	—	—	—	(156.5)
Issuances of common stock	0.3	—	2.9	—	(0.1)	(13.9)	—	—	(11.0)
Stock-based compensation	—	—	12.3	(1.0)	—	—	—	—	11.3
Balance as of March 31, 2023	320.6	$3.2	$2,858.4	$7,582.7	(4.3)	$(518.5)	$(9.3)	$0.8	$9,917.3
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities:
Net income	$453.7	$383.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	425.8	382.8
Non-cash interest expense	22.0	24.7
Stock-based compensation	11.2	11.6
Deferred tax provision	47.5	14.5
Provision for doubtful accounts, net of adjustments	7.3	7.8
Loss on extinguishment of debt	—	0.2
Gain on disposition of assets and asset impairments, net	(0.1)	(3.8)
Loss (gain) from unconsolidated equity method investments	8.7	(1.0)
Other non-cash items	(0.1)	(1.6)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(1.1)	(3.3)
Prepaid expenses and other assets	18.1	87.2
Accounts payable	(1.2)	(71.1)
Capping, closure and post-closure expenditures	(8.9)	(8.8)
Remediation expenditures	(9.8)	(11.6)
Other liabilities	(161.6)	(126.2)
Proceeds for retirement of certain hedging relationships	—	2.4
Cash provided by operating activities	811.5	687.7
Cash used in investing activities:
Purchases of property and equipment	(514.5)	(378.6)
Proceeds from sales of property and equipment	2.4	6.0
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(166.3)	(290.9)
Cash paid for business divestitures	—	(0.7)
Purchases of restricted marketable securities	(12.0)	(4.5)
Sales of restricted marketable securities	11.5	4.4
Other	—	11.0
Cash used in investing activities	(678.9)	(653.3)
Cash used in financing activities:
Proceeds from credit facilities and notes payable, net of fees	6,436.8	6,675.5
Proceeds from issuance of senior notes, net of discount and fees	—	1,183.6
Payments of credit facilities and notes payable	(6,440.8)	(7,729.5)
Issuances of common stock, net	(25.3)	(11.0)
Cash dividends paid	(168.3)	(156.4)
Distributions paid to non-controlling interests in consolidated subsidiary	(0.3)	—
Contingent consideration payments	(3.3)	(4.2)
Cash used in financing activities	(201.2)	(42.0)
Effect of foreign exchange rate changes on cash	(0.5)	—
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(69.1)	(7.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	227.5	214.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$158.4	$206.7
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
We have prepared these unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments that, unless otherwise disclosed, are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results you can expect for a full year. You should read these financial statements in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation and are not material to our consolidated financial statements. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, multiemployer pension plans, employee benefit plans, deferred taxes, uncertain tax positions and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail in our description of our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our actual results may differ significantly from our estimates.
New Accounting Pronouncements
Accounting Standards Updates Issued but not yet Adopted
Climate-Related Disclosures
In March 2024, the SEC adopted Final Rule 33-11275 and 34-99678 - The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require registrants to provide standardized disclosures related to material climate-related risks, governance and risk management strategies, and the financial impact of severe weather events and material Scope 1 and 2 greenhouse gas emissions. The rules require implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. The Company is currently evaluating the impact of the rules on its future consolidated financial statements.

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
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 14, 2024. We are currently assessing the effect this guidance may have on our consolidated financial statements.
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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the three months ended March 31, 2024 and 2023. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2024	2023
Purchase price:
Cash used in acquisitions, net of cash acquired of $0.8 and $9.5, respectively	$41.0	$221.9
Holdbacks	—	2.2
Total	$41.0	$224.1
Allocated as follows:
Accounts receivable	$1.8	$14.2
Prepaid expenses	—	0.8
Property and equipment	20.6	31.6
Inventory	0.1	0.9
Accounts payable	(0.4)	(5.3)
Deferred revenue	(0.2)	—
Deferred income tax liabilities	(1.3)	(9.2)
Other liabilities	(0.2)	(3.7)
Fair value of tangible assets acquired and liabilities assumed	20.4	29.3
Excess purchase price to be allocated	$20.6	$194.8
Excess purchase price allocated as follows:
Other intangible assets	$4.2	$23.4
Goodwill	16.4	171.4
Total allocated	$20.6	$194.8
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during the three months ended March 31, 2024, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will not be deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In November 2023, we acquired all of the issued and outstanding capital stock or other ownership interests of Advanced Chemical Transport LLC (ACT). ACT's environmental solutions operations are primarily located in the western United States and provide us with additional growth opportunities in our environmental solutions line of business. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to tangible and intangible assets acquired, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our final valuations to be completed in the fourth quarter of 2024.
In December 2023, we acquired all of the issued and outstanding membership and other equity interests of Central Texas Refuse, LLC and an affiliate thereof (CTR). CTR's vertically integrated recycling and waste services operations are located in and around Austin, Texas and provide us with the opportunity to re-enter the high growth Austin market. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to tangible and intangible assets acquired as well as certain landfill and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our final valuations to be completed in the fourth quarter of 2024.
Investments
In 2024, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct a renewable natural gas project at one of our landfill locations in Illinois. As of March 31, 2024, we had contributed $29 million in the joint venture. The investment is accounted for under the equity method of accounting.
In 2024 and 2023, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $87.3 million and $1.5 million, which were recorded to other assets in our March 31, 2024 and 2023 consolidated balance sheets, respectively. During the three months ended March 31, 2024, we decreased the carrying value of these investments by $9.2 million and during the three months ended March 31, 2023, we increased the carrying value of these investments by $1.3 million, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of approximately $8 million for the three months ended March 31, 2024 due to the tax credits related to these investments, compared to no benefits for the three months ended March 31, 2023. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Restructuring Charges
During the three months ended March 31, 2024 and 2023, we incurred restructuring charges of $5.9 million and $5.5 million, respectively. These charges related to the redesign of our asset management, and customer and order management software systems. During the three months ended March 31, 2024 and 2023, we paid $5.7 million and $5.0 million, respectively, related to these restructuring efforts.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2023	Acquisitions	Divestitures	Adjustments to Acquisitions and Other	Balance as of March 31, 2024
Group 1	$7,312.4	$1.2	$—	$1.0	$7,314.6
Group 2	6,445.5	0.3	—	0.3	6,446.1
Group 3	2,076.6	14.9	—	0.1	2,091.6
Total	$15,834.5	$16.4	$—	$1.4	$15,852.3
Adjustments to acquisitions during the three months ended March 31, 2024 primarily related to changes in our valuation of tangible assets acquired and certain environmental liabilities assumed as a result of obtaining new information regarding the acquisitions that closed in 2023.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2023	Acquisitions	Adjustments and Other	Balance as of March 31, 2024	Balance as of December 31, 2023	Additions Charged to Expense	Adjustments and Other	Balance as of March 31, 2024	Other Intangible Assets, Net as of March 31, 2024
Customer relationships	$631.7	$3.3	$—	$635.0	$(165.7)	$(15.3)	$—	$(181.0)	$454.0
Non-compete agreements	30.4	0.9	—	31.3	(15.7)	(1.5)	—	(17.2)	14.1
Other intangible assets	23.2	—	—	23.2	(7.7)	(1.0)	—	(8.7)	14.5
Total	$685.3	$4.2	$—	$689.5	$(189.1)	$(17.8)	$—	$(206.9)	$482.6

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 follows:

	2024	2023
Prepaid expenses	$124.3	$123.0
Inventories	101.4	97.3
Other non-trade receivables	73.5	63.2
Income taxes receivable	47.4	126.3
Reinsurance receivable	35.4	35.4
Prepaid fees for cloud-based hosting arrangements, current	24.6	17.0
Derivative and hedging assets	5.1	4.2
Other current assets	7.3	6.2
Total	$419.0	$472.6
Other Assets
A summary of other assets as of March 31, 2024 and December 31, 2023 follows:

	2024	2023
Investments	$584.2	$469.4
Operating right-of-use lease assets	228.9	238.1
Deferred compensation plan	119.6	112.7
Reinsurance receivable	91.8	92.1
Derivative and hedging assets	87.9	74.1
Deferred contract costs and sales commissions	82.1	82.5
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	79.9	67.6
Amounts recoverable for capping, closure and post-closure obligations	22.5	21.9
Deferred financing costs	3.3	3.6
Other	19.2	21.9
Total	$1,319.4	$1,183.9

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2024 and December 31, 2023 follows:

	2024	2023
Accrued payroll and benefits	$225.5	$350.5
Insurance reserves, current	215.0	216.6
Accrued dividends	168.5	168.3
Accrued fees and taxes	167.8	182.9
Operating right-of-use lease liabilities, current	53.0	54.8
Ceded insurance reserves, current	35.4	35.4
Accrued professional fees and legal settlement reserves	19.5	17.9
Derivative and hedging liabilities	7.2	8.3
Other	103.3	136.8
Total	$995.2	$1,171.5
Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2024 and December 31, 2023 follows:

	2024	2023
Operating right-of-use lease liabilities	$185.8	$194.9
Deferred compensation plan liability	122.1	114.7
Ceded insurance reserves	91.8	92.1
Derivative and hedging liabilities	86.0	71.3
Contingent purchase price and acquisition holdbacks	59.3	59.1
Withdrawal liability - multiemployer pension funds	19.5	19.6
Other	38.1	42.9
Total	$602.6	$594.6
6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2024, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we had post-closure responsibility for 126 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2024 and December 31, 2023 follows:

	2024	2023
Landfill final capping, closure and post-closure liabilities	$1,967.9	$1,937.2
Environmental remediation	479.8	485.4
Total accrued landfill and environmental costs	2,447.7	2,422.6
Less: current portion	(141.2)	(141.6)
Long-term portion	$2,306.5	$2,281.0

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31, 2024 and 2023:

	2024	2023
Asset retirement obligation liabilities, beginning of year	$1,937.2	$1,786.4
Non-cash additions	14.3	15.0
Asset retirement obligation adjustments	(1.3)	(8.4)
Payments	(8.9)	(8.8)
Accretion expense	26.6	24.1
Asset retirement obligation liabilities, end of period	1,967.9	1,808.3
Less: current portion	(72.4)	(73.9)
Long-term portion	$1,895.5	$1,734.4
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2024 would be approximately $375 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2024 and 2023:

	2024	2023
Environmental remediation liabilities, beginning of year	$485.4	$487.5
Payments	(9.8)	(11.6)
Accretion expense (non-cash interest expense)	4.2	4.6
Environmental remediation liabilities, end of period	479.8	480.5
Less: current portion	(68.8)	(61.3)
Long-term portion	$411.0	$419.2
Bridgeton Landfill. During the three months ended March 31, 2024, we paid $2.4 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of March 31, 2024, the remediation liability recorded for this site was $71.2 million, of which approximately $11 million is expected to be paid during the remainder of 2024.

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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of March 31, 2024 and December 31, 2023 is listed in the following table, and is adjusted for the fair value of interest rate swaps, unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts, deferred issuance costs, and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2024			December 31, 2023
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$24.2	$—	$24.2	$—	$—	$—
$3.5 billion - August 2026	Variable	162.9	—	162.9	297.1	—	297.1
Term Loan	Variable	500.0	—	500.0	500.0	—	500.0
Commercial Paper	Variable	509.0	(0.7)	508.3	496.0	(0.7)	495.3
Senior notes:
August 2024	2.500	900.0	(0.7)	899.3	900.0	(1.2)	898.8
March 2025	3.200	500.0	(0.7)	499.3	500.0	(0.9)	499.1
November 2025	0.875	350.0	(1.1)	348.9	350.0	(1.2)	348.8
July 2026	2.900	500.0	(1.5)	498.5	500.0	(1.6)	498.4
November 2027	3.375	650.0	(2.3)	647.7	650.0	(2.5)	647.5
May 2028	3.950	800.0	(8.4)	791.6	800.0	(8.9)	791.1
April 2029	4.875	750.0	(6.9)	743.1	750.0	(6.9)	743.1
March 2030	2.300	600.0	(4.4)	595.6	600.0	(4.5)	595.5
February 2031	1.450	650.0	(6.0)	644.0	650.0	(6.2)	643.8
February 2032	1.750	750.0	(5.2)	744.8	750.0	(5.4)	744.6
March 2033	2.375	700.0	(6.3)	693.7	700.0	(6.5)	693.5
December 2033	5.000	650.0	(9.3)	640.7	650.0	(8.9)	641.1
April 2034	5.000	800.0	(10.5)	789.5	800.0	(10.7)	789.3
March 2035	6.086	181.9	(11.3)	170.6	181.9	(11.5)	170.4
March 2040	6.200	399.9	(3.2)	396.7	399.9	(3.3)	396.6
May 2041	5.700	385.7	(4.7)	381.0	385.7	(4.7)	381.0
March 2050	3.050	400.0	(6.8)	393.2	400.0	(6.8)	393.2
Debentures:
September 2035	7.400	148.1	(28.5)	119.6	148.1	(28.8)	119.3
Tax-exempt:
2024 - 2054	3.700 - 4.900	1,389.1	(9.3)	1,379.8	1,289.1	(8.5)	1,280.6
Finance leases:
2024 - 2063	0.806 - 9.750	259.0	—	259.0	251.3	—	251.3
Total Debt		$12,959.8	$(127.8)	12,832.0	$12,949.1	$(129.7)	12,819.4
Less: current portion				(1,431.9)			(932.3)
Long-term portion				$11,400.1			$11,887.1
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2024, we had $24.2 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2023, we had no borrowings outstanding under our Uncommitted Credit Facility.
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (as amended, the Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. In October 2023, we completed an upsize of the Credit Facility to $3.5 billion.
In February 2023, we entered into Amendment No. 1 to the Credit Facility to add our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower), as an additional borrower under the Credit Facility, and provided that the aggregate of (i) all loans to the Canadian Borrower and (ii) all loans denominated in Canadian dollars cannot exceed $500.0 million (the Canadian Sublimit). In October 2023, we entered into Amendment No. 2 to the Credit Facility which increased the Canadian Sublimit to $1.0 billion. The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. As of March 31, 2024 and December 31, 2023, C$220.6 million and C$201.5 million, respectively, were outstanding against the Canadian Sublimit. The weighted average interest rate for borrowings outstanding as of March 31, 2024 was 6.225%.
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
We had $162.9 million and $297.1 million of borrowings outstanding under the Credit Facility as of March 31, 2024 and December 31, 2023, respectively. We had $332.8 million and $336.5 million of letters of credit outstanding under the Credit Facility as of March 31, 2024 and December 31, 2023, respectively. We also had $508.3 million and $495.3 million of principal borrowings outstanding (net of related discount on issuance) under the commercial paper program as of March 31, 2024 and December 31, 2023, respectively. As a result, availability under our Credit Facility was $2,495.3 million and $2,371.2 million as of March 31, 2024 and December 31, 2023, respectively.
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion term loan facility (the Term Loan Facility). The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The weighted average interest rate for borrowings outstanding as of March 31, 2024 was 6.227%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
We had $500.0 million of borrowings outstanding under the Term Loan Facility as of both March 31, 2024 and December 31, 2023.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In October 2023, the Commercial Paper Cap was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of March 31, 2024 was 5.483% with a weighted average maturity of 18 days.
We had $509.0 million and $496.0 million in aggregate principal amount of commercial paper issued and outstanding under the program as of March 31, 2024 and December 31, 2023, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of March 31, 2024.

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
In December 2023, we also issued $650.0 million of 5.000% senior notes due 2033 (the 2033 Notes). The proceeds of the New 2029 Notes and the 2033 Notes were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
Our senior notes and debentures are general unsecured and unsubordinated obligations and rank equally with our other unsecured obligations.
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
During the three months ended March 31, 2023, we recognized an unrealized gain in other comprehensive loss of $1.7 million, net of tax, related to terminated interest rate locks issued in conjunction with the issuance of our 5.000% Notes in March 2023. As of March 31, 2024 and December 31, 2023, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $15.0 million and $15.9 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. For the three months ended March 31, 2024 and 2023, we recognized losses, net of tax, of $0.9 million and $1.0 million, respectively. Over the next 12 months, we expect to amortize $2.0 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
In connection with our acquisition of US Ecology, in the second quarter of 2022, we acquired and novated a floating-to-fixed interest rate swap agreement (the 2022 Interest Rate Swap) with an initial effective date of March 6, 2020, an initial notional amount of $500 million relative to our Term Loan Facility and an initial fair value of $29.1 million. The initial fair value is reclassified into earnings as non-cash interest expense on a systematic basis over the life of the interest rate swap. As of March 31, 2024, the 2022 Interest Rate Swap has a notional value of $340 million. The interest rate swap matures in November 2026. The goal was to reduce overall borrowing costs. We pay interest at a fixed interest rate of 0.832% and receive interest at floating rates based on changes in SOFR. The interest rate swap is designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive loss and are recognized in interest expense in the period in which the payment is settled.
The fair value of our floating-to-fixed swap is determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy). As of March 31, 2024 and December 31, 2023, the 2022 Interest Rate Swap was recorded at its fair value of $25.6 million and $24.3 million, respectively, and is included in other assets in our consolidated balance sheets.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For the three months ended March 31, 2024 and 2023, we recognized unrealized gains of $5.1 million and $3.5 million, respectively, in accumulated other comprehensive income for the 2022 Interest Rate Swap. As of March 31, 2024 and December 31, 2023, the 2022 Interest Rate Swap was recorded as a gain within accumulated other comprehensive loss of $6.4 million and $4.3 million, respectively, net of tax. The effective portion of the 2022 Interest Rate Swap is amortized as an adjustment to interest expense over the life of the instrument using the effective interest method. For the three months ended March 31, 2024 and 2023, we recognized gains, net of tax, of $3.0 million and $3.6 million, respectively, related to this amortization. Over the next 12 months, we expect to amortize approximately $5 million, net of tax, from accumulated other comprehensive loss as an offset to interest expense in the period in which payments are settled.
For further detail regarding the effect of our cash flow hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% Notes in February 2020, we amended interest rate lock agreements with an aggregate notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030, and dedesignated them as cash flow hedges (2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% Notes in August 2019, we amended interest rate lock agreements with an aggregate notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024, and dedesignated them as cash flow hedges (2019 Extended Interest Rate Locks and collectively with the 2020 Extended Interest Rate Locks, the Extended Interest Rate Locks). There was no ineffectiveness recognized in the termination of these cash flow hedges. In addition, we entered into offsetting interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (2019 Offsetting Interest Rate Swap and the 2020 Offsetting Interest Rate Swap, or collectively the Offsetting Interest Rate Swaps). The fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of March 31, 2024 and December 31, 2023, the fair value of the Extended Interest Rate Locks were assets of $67.4 million and $54.0 million, respectively, which were included in prepaid and other current assets and other assets in our consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the fair value of the Offsetting Interest Rate Swaps were liabilities of $87.8 million and $78.2 million, respectively, which were included in other accrued liabilities and other long-term liabilities in our consolidated balance sheets.
For the three months ended March 31, 2024, we recognized a gain of $13.6 million on the change in fair value of the Extended Interest Rate Locks with an offsetting loss of $13.6 million on the change in fair value of the Offsetting Interest Rate Swaps. For the three months ended March 31, 2023, we recognized a loss of $9.8 million on the change in fair value of the Extended Interest Rate Locks with an offsetting gain of $8.7 million on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of March 31, 2024 and December 31, 2023, we had $1,379.8 million and $1,280.6 million, respectively, of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2054 and from 2024 to 2053, respectively.
In both March 2024 and September 2023, the California Municipal Finance Authority issued, for our benefit, $100 million of Solid Waste Disposal Revenue Bonds each. The proceeds from the issuances, after deferred issuance costs, were used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California. The initial remarketing period for these tax-exempt financings is 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Finance Leases
As of March 31, 2024 and December 31, 2023, we had finance lease liabilities of $259.0 million and $251.3 million, respectively, with maturities ranging from 2024 to 2063 for both periods.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2024 and 2023 was 24.2% and 26.5%, respectively. Our effective tax rate for the three months ended March 31, 2024 reflected benefits from investments in renewable energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code.
For the three months ended March 31, 2024 and 2023, net cash paid for income taxes was $7.8 million and $7.7 million, respectively.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of March 31, 2024, the valuation allowance associated with our state loss carryforwards was $43.6 million.
We are subject to income tax in the United States, as well as income tax in multiple state and foreign jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of these examinations. Our federal statute of limitations is closed through 2019. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 through 2021.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of March 31, 2024, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of March 31, 2024, we accrued a liability for penalties of $0.3 million and a liability for interest (including interest on penalties) of $14.2 million related to our uncertain tax positions.
9. STOCK REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
Available Shares
We currently have approximately 11.3 million shares of common stock reserved for future grants under the Republic Services, Inc. 2021 Stock Incentive Plan.
Stock Repurchases
In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares. The share repurchase program may be extended, suspended or discontinued at any time.
During both the three months ended March 31, 2024 and 2023, there were no shares repurchased and as of both March 31, 2024 and 2023, no repurchased shares pending settlement. As of March 31, 2024, the remaining authorized purchase capacity under our October 2023 repurchase program was $3.0 billion.
Dividends
In February 2024, our Board of Directors approved a quarterly dividend of $0.535 per share. Cash dividends declared were $168.5 million for the three months ended March 31, 2024. As of March 31, 2024, we recorded a quarterly dividend payable of $168.5 million to shareholders of record at the close of business on April 2, 2024.

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
Earnings per share for the three months ended March 31, 2024 and 2023 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$453,794	$383,852
Weighted average common shares outstanding	315,294	316,712
Basic earnings per share	$1.44	$1.21
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$453,794	$383,852
Weighted average common shares outstanding	315,294	316,712
Effect of dilutive securities:
Unvested RSU awards	125	75
Unvested PSU awards	274	355
Weighted average common and common equivalent shares outstanding	315,693	317,142
Diluted earnings per share	$1.44	$1.21
During the three months ended March 31, 2024 and 2023, there were no antidilutive securities outstanding and less than 0.1 million antidilutive securities outstanding, respectively.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2024 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance as of December 31, 2023	$(11.6)	$8.9	$(9.4)	$(12.1)
Other comprehensive income before reclassifications	5.1	—	3.8	8.9
Amounts reclassified from accumulated other comprehensive loss	(2.1)	—	—	(2.1)
Net current period other comprehensive income	3.0	—	3.8	6.8
Balance as of March 31, 2024	$(8.6)	$8.9	$(5.6)	$(5.3)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
	2024	2023
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$(1.2)	$(1.4)	Interest expense
2022 interest rate swap	4.0	4.9	Interest expense
Total before tax	2.8	3.5
Tax provision	(0.7)	(0.9)
Total income reclassified into earnings, net of tax	$2.1	$2.6

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three months ended March 31, 2024 and 2023 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended March 31,
	2024	2023
	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(139.3)	$(126.7)

The effects of cash flow hedging relationships in Subtopic 815-20:
(Loss) gain on cash flow hedging relationships:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings, net of tax:
Interest rate swap locks	$(0.9)	$(1.0)
2022 interest rate swap	$3.0	$3.6

The effects of derivative instruments not in Subtopic 815-20:
Gain (loss) on free-standing derivative instruments:
Interest rate contract:
Net gain (loss) on change in fair value of free-standing derivative instruments	$—	$(1.1)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of March 31, 2024 and December 31, 2023, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	March 31, 2024
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$44.1	$44.1	$44.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	76.8	76.8	—	76.8	—
Derivative and hedging assets - prepaid and other current assets and other assets	93.0	93.0	—	93.0	—
Total assets	$213.9	$213.9	$44.1	$169.8	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$93.2	$93.2	$—	$93.2	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63.7	63.7	—	—	63.7
Total liabilities	$156.9	$156.9	$—	$93.2	$63.7

	December 31, 2023
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.1	$43.1	$43.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	76.3	76.3	—	76.3	—
Derivative and hedging assets - prepaid and other current assets and other assets	78.3	78.3	—	78.3	—
Total assets	$197.7	$197.7	$43.1	$154.6	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$79.6	$79.6	$—	$79.6	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63.6	63.6	—	—	63.6
Total liabilities	$143.2	$143.2	$—	$79.6	$63.6
Total Debt
The carrying value of our total debt was $12.8 billion as of both March 31, 2024 and December 31, 2023, and the fair value of our total debt was $12.3 billion and $12.5 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of March 31, 2024 and December 31, 2023. See Note 7, Debt, for further information related to our debt.
Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of March 31, 2024, the Sonoma contingent consideration represents the fair value of $59.0 million

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $81 million and $114 million. During the three months ended March 31, 2024, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Summarized financial information concerning our reportable segments for the three months ended March 31, 2024 and 2023 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended March 31, 2024
Gross Revenue	$2,018.0	$1,913.2	$3,931.2	$428.4	$79.6	$4,439.2
Intercompany Revenue	(300.7)	(248.4)	(549.1)	(11.4)	(17.0)	(577.5)
Revenue allocations	29.1	27.2	56.3	6.3	(62.6)	—
Net Revenue	$1,746.4	$1,692.0	$3,438.4	$423.3	$—	$3,861.7
Adjusted EBITDA	$558.8	$519.0	$1,077.8	$86.7	$—	$1,164.5

Capital Expenditures	$186.5	$120.7	$307.2	$34.7	$172.6	$514.5
Total Assets	13,632.1	10,929.6	$24,561.7	$4,374.8	$2,445.2	$31,381.7

Three Months Ended March 31, 2023
Gross Revenue	$1,840.3	$1,818.3	$3,658.6	$421.2	$67.4	$4,147.2
Intercompany Revenue	(287.1)	(242.6)	(529.7)	(14.8)	(21.6)	(566.1)
Revenue allocations	22.3	21.6	43.9	1.9	(45.8)	—
Net Revenue	$1,575.5	$1,597.3	$3,172.8	$408.3	$—	$3,581.1
Adjusted EBITDA	$489.4	$464.9	$954.3	$85.7	$—	$1,040.0

Capital Expenditures	$112.5	$85.3	$197.8	$22.4	$158.4	$378.6
Total Assets	$12,357.4	$10,630.9	$22,988.3	$3,992.2	$2,100.9	$29,081.4
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
As presented in the tables below, Adjusted EBITDA reflects certain adjustments for US Ecology, Inc., acquisition, integration and deal costs, (income) losses from unconsolidated equity method investments, losses on extinguishment of debt, and restructuring expenses. This presentation is consistent with how our CODM reviews results of operations to make resource allocation decisions.
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the market value of such services. Capital expenditures for Corporate entities and other primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.
A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Three Months Ended March 31,
	2024	2023
Group 1 Adjusted EBITDA	$558.8	$489.4
Group 2 Adjusted EBITDA	519.0	464.9
Group 3 Adjusted EBITDA	86.7	85.7
Total Adjusted EBITDA	1,164.5	1,040.0
Other income, net	(12.6)	(2.5)
Interest income	(1.5)	(1.4)
Interest expense	139.3	126.7
Depreciation, amortization and depletion	399.2	358.7
Accretion	26.6	24.1
Loss (income) from unconsolidated equity method investment	8.7	(1.0)
Loss on extinguishment of debt and other related costs	—	0.2
Restructuring charges	5.9	5.5
US Ecology, Inc. acquisition integration and deal costs	—	7.6
Income before income taxes	$598.9	$522.1

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three months ended March 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2024		2023
Collection:
Residential	$723.3	18.7%	$685.1	19.1%
Small-container	1,189.0	30.8	1,056.3	29.5
Large-container	732.8	19.0	701.9	19.6
Other	17.7	0.5	15.1	0.4
Total collection	2,662.8	69.0	2,458.4	68.6
Transfer	419.3		401.0
Less: intercompany	(236.5)		(227.3)
Transfer, net	182.8	4.7	173.7	4.8
Landfill	704.8		688.7
Less: intercompany	(300.4)		(296.1)
Landfill, net	404.4	10.4	392.6	11.0
Environmental solutions	439.2		430.3
Less: intercompany	(15.9)		(22.0)
Environmental solutions, net	423.3	11.0	408.3	11.4
Other:
Recycling processing and commodity sales	95.5	2.5	70.7	2.0
Other non-core	92.9	2.4	77.4	2.2
Total other	188.4	4.9	148.1	4.2
Total revenue	$3,861.7	100.0%	$3,581.1	100.0%
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
Substantially all of the deferred revenue recognized as of December 31, 2023 was recognized as revenue during the three months ended March 31, 2024 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of March 31, 2024 and December 31, 2023, we recognized $82.1 million and $82.5 million, respectively, of deferred contract costs and capitalized sales commissions. During the three months ended March 31, 2024, we amortized $3.8 million of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.1 million of other deferred contract costs as a reduction of revenue. During the three months ended March 31, 2023, we amortized $3.6 million of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.3 million of other deferred contract costs as a reduction of revenue.
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
The following table reflects the activity in our allowance for doubtful accounts for the three months ended March 31, 2024 and 2023:

	2024	2023
Balance at beginning of year	$83.2	$51.9
Additions charged to expense	7.3	7.8
Accounts written-off	(7.9)	(0.9)
Balance at end of period	$82.6	$58.8
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $18 million relating to our outstanding legal proceedings as of March 31, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $13 million higher than the amount recorded as of March 31, 2024.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$91.6	$140.0	$132.2	$143.4
Restricted cash and marketable securities	143.3	163.6	132.7	127.6
Less: restricted marketable securities	(76.5)	(76.1)	(58.2)	(56.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$158.4	$227.5	$206.7	$214.3
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
The following table summarizes our restricted cash and marketable securities:

	March 31, 2024	December 31, 2023
Capping, closure and post-closure obligations	$43.7	$43.2
Insurance	99.6	120.4
Total restricted cash and marketable securities	$143.3	$163.6
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the amount of the financial contribution of our sustainability initiatives, as well as acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States, as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of March 31, 2024, we operated across the United States and Canada through 364 collection operations, 246 transfer stations, 74 recycling centers, 207 active landfills, 3 treatment, recovery and disposal facilities, 23 treatment, storage and disposal facilities (TSDF), 6 salt water disposal wells and 12 deep injection wells, and 1 polymer center. We are engaged in 77 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 126 closed landfills as of March 31, 2024.
Revenue for the three months ended March 31, 2024 increased by 7.8% to $3,861.7 million compared to $3,581.1 million for the same period in 2023. This change in revenue is due to increases in average yield of 6.0%, increased revenue from acquisitions, net of divestitures of 3.7%, and an increase in recycling processing and commodity sales of 0.4%. Additionally, revenue increased 0.1% due to the impact of the number of workdays during the three months ended March 31, 2024, as compared to the same period in 2023. These increases were partially offset by a decrease in volume of 0.9%, a decrease in environmental solutions revenue of 1.1%, and a decrease in fuel recovery fees of 0.4%.

The following table summarizes our revenue, expenses and operating income for the three months ended March 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2024		2023
Revenue	$3,861.7	100.0%	$3,581.1	100.0%
Expenses:
Cost of operations	2,283.2	59.1	2,169.5	60.6
Depreciation, amortization and depletion of property and equipment	364.2	9.4	328.3	9.2
Amortization of other intangible assets	17.8	0.5	15.1	0.4
Amortization of other assets	17.2	0.4	15.3	0.4
Accretion	26.6	0.7	24.1	0.7
Selling, general and administrative	414.0	10.7	379.2	10.6
Restructuring charges	5.9	0.2	5.5	0.1
Operating income	$732.8	19.0%	$644.1	18.0%
Our pre-tax income was $598.9 million for the three months ended March 31, 2024, compared to $522.1 million for the same period in 2023. Our net income attributable to Republic Services, Inc. was $453.8 million for the three months ended March 31, 2024, or $1.44 per diluted share, compared to $383.9 million, or $1.21 per diluted share, for the same period in 2023.
During each of the three months ended March 31, 2024 and 2023, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$598.9	145.1	$453.8	$1.44	$522.1	138.2	$383.9	$1.21
Loss on extinguishment of debt and other related costs (2)	—	—	—	—	0.2	—	0.2	—
Restructuring charges	5.9	1.6	4.3	0.01	5.5	1.5	4.0	0.01
US Ecology acquisition integration and deal costs	—	—	—	—	7.6	2.0	5.6	0.02
Total adjustments	5.9	1.6	4.3	0.01	13.3	3.5	9.8	0.03
As adjusted	$604.8	$146.7	$458.1	$1.45	$535.4	$141.7	$393.7	$1.24
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
Loss on extinguishment of debt. During the three months ended March 31, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million. During the three months ended March 31, 2024, we did not incur any losses on extinguishment of debt.

Restructuring charges. During the three months ended March 31, 2024 and 2023, we incurred restructuring charges of $5.9 million and $5.5 million, respectively. These charges relate to the redesign of our asset management, and customer and order management software systems. We paid $5.7 million and $5.0 million during the three months ended March 31, 2024 and 2023, respectively, related to these restructuring efforts.
During the remainder of 2024, we expect to incur additional restructuring charges of approximately $29 million, primarily related to the continued redesign of our asset management, and customer and order management software systems. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
US Ecology, Inc. acquisition integration and deal costs. During the three months ended March 31, 2023, we incurred acquisition integration and deal costs of $7.6 million in connection with the acquisition of US Ecology, which included certain costs to integrate the business. The acquisition closed on May 2, 2022 and our integration of the business was substantially complete as of December 31, 2023.
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

The following table reflects our revenue by service line for the three months ended March 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2024		2023
Collection:
Residential	$723.3	18.7%	$685.1	19.1%
Small-container	1,189.0	30.8	1,056.3	29.5
Large-container	732.8	19.0	701.9	19.6
Other	17.7	0.5	15.1	0.4
Total collection	2,662.8	69.0	2,458.4	68.6
Transfer	419.3		401.0
Less: intercompany	(236.5)		(227.3)
Transfer, net	182.8	4.7	173.7	4.8
Landfill	704.8		688.7
Less: intercompany	(300.4)		(296.1)
Landfill, net	404.4	10.4	392.6	11.0
Environmental solutions	439.2		430.3
Less: intercompany	(15.9)		(22.0)
Environmental solutions, net	423.3	11.0	408.3	11.4
Other:
Recycling processing and commodity sales	95.5	2.5	70.7	2.0
Other non-core	92.9	2.4	77.4	2.2
Total other	188.4	4.9	148.1	4.2
Total revenue	$3,861.7	100.0%	$3,581.1	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Average yield	6.0%	6.5%
Fuel recovery fees	(0.4)	1.5
Total price	5.6	8.0
Volume	(0.9)	1.6
Change in workdays	0.1	0.4
Recycling processing and commodity sales	0.4	(0.9)
Environmental solutions	(1.1)	0.5
Total internal growth	4.1	9.6
Acquisitions / divestitures, net	3.7	11.0
Total	7.8%	20.6%

Core price	7.0%	8.2%
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

The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	As a % of Related Business
Core price	8.5%	9.3%
Average yield	7.3%	7.4%
Volume	(1.1)%	1.8%
During the three months ended March 31, 2024, we experienced the following changes in our revenue as compared to the same period in 2023:
•Average yield increased revenue by 6.0% for the three months ended March 31, 2024 due to positive pricing changes in all our collection and disposal lines of business
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.4% for the three months ended March 31, 2024, due to a decrease in fuel prices compared to the same period in 2023.
•Volume decreased revenue by 0.9% during the three months ended March 31, 2024, primarily due to a decline in volume in our residential and large-container collection lines of business as well as volume declines in our landfill and transfer lines of business. The decline in revenue in our large-container collection and landfill lines of business was partially driven by inclement weather in January across all field groups. The decline in volume in our landfill line of business is primarily attributable to decreased special waste and construction and demolition volumes, partially offset by increased solid waste volumes.
•Revenue increased by 0.1% due the impact of the number of workdays during the three months ended March 31, 2024, as compared to the same period in 2023, which drove an increase in volumes in our large-container, landfill, and transfer lines of business.
•Recycling processing and commodity sales increased revenue by 0.4% during the three months ended March 31, 2024 primarily due to an increase in overall commodity prices as compared to the same period in 2023. The average price for recycled commodities at our recycling centers, excluding glass and organics, for the three months ended March 31, 2024 was $153 per ton compared to $105 per ton for the same period in 2023.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
•Environmental solutions decreased revenue by 1.1% during the three months ended March 31, 2024, primarily due to rig declines impacting upstream business, lower event volumes and remediation work, and fewer large-scale projects when compared to the same period in 2023. These variances were partially offset by price increases during the year.
•Acquisitions, net of divestitures, increased revenue by 3.7% during the three months ended March 31, 2024, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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

The following table summarizes the major components of our cost of operations for the three months ended March 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2024		2023
Labor and related benefits	$789.4	20.4%	$738.1	20.6%
Transfer and disposal costs	263.7	6.8	249.6	7.0
Maintenance and repairs	356.1	9.2	326.6	9.1
Transportation and subcontract costs	279.8	7.3	285.2	8.0
Fuel	125.6	3.3	144.4	4.0
Disposal fees and taxes	84.2	2.2	83.7	2.3
Landfill operating costs	90.7	2.3	81.6	2.3
Risk management	95.9	2.5	93.1	2.6
Other	197.8	5.1	167.2	4.7
Total cost of operations	$2,283.2	59.1%	$2,169.5	60.6%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three months ended March 31, 2024 and 2023 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases. Acquisition-related growth also contributed to the increase in labor and related benefits.
•Transfer and disposal costs increased in aggregate dollars primarily due to higher disposal rates.
•During the three months ended March 31, 2024 and 2023, approximately 67% and 69%, respectively, of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Maintenance and repairs expense increased due to higher hourly wages as a result of annual merit increases, an increase in third-party maintenance, and parts inflation. Acquisition-related growth also contributed to the increase in maintenance and repairs expense.
•Transportation and subcontract costs decreased due to decreases in subcontract volumes, partially offset by an increase in transportation rates.
•Our fuel costs decreased due to a decrease in the average diesel fuel price per gallon. The national average diesel fuel price per gallon for the three months ended March 31, 2024 and 2023 was $3.96 and $4.41, respectively.
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
•Landfill operating costs increased primarily due to increased leachate transportation and maintenance on our gas extraction systems due in part to increased rainfall in select geographic regions.
•Risk management expenses increased in aggregate dollars primarily due to higher premium costs.
•Other costs of operations increased due to increased occupancy and facility related expenses as well as acquisition-related growth.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three months ended March 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2024		2023
Depreciation and amortization of property and equipment	$244.4	6.3%	$215.6	6.1%
Landfill depletion and amortization	119.8	3.1	112.7	3.1
Depreciation, amortization and depletion expense	$364.2	9.4%	$328.3	9.2%

Depreciation and amortization of property and equipment increased for the three months ended March 31, 2024 primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased in aggregate dollars for the three months ended March 31, 2024 due to an increase in our overall average depletion rate and increased solid waste landfill disposal volumes. These increases were partially offset by lower special waste and construction and demolition disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $17.8 million, or 0.5% of revenue, for the three months ended March 31, 2024, compared to $15.1 million, or 0.4% of revenue, for the same respective period in 2023. Amortization expense increased due to assets added through acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $17.2 million, or 0.4% of revenue, for the three months ended March 31, 2024, compared to $15.3 million, or 0.4% of revenue, for the same respective period in 2023.
Accretion Expense
Accretion expense was $26.6 million, or 0.7% of revenue, for the three months ended March 31, 2024, compared to $24.1 million, or 0.7% of revenue, for the same respective period in 2023.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2024		2023
Salaries and related benefits	$279.6	7.2%	$252.5	7.1%
Provision for doubtful accounts	7.3	0.2	7.8	0.2
Other	127.1	3.3	111.3	3.1
Subtotal	414.0	10.7	371.6	10.4
US Ecology, Inc. acquisition integration and deal costs	—	—	7.6	0.2
Total selling, general and administrative expenses	$414.0	10.7%	$379.2	10.6%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2024 and 2023 are summarized below:
•Salaries and related benefits increased primarily due to higher wages and benefits resulting from annual merit increases as well as acquisition-related growth.

•Provision for doubtful accounts decreased in aggregate dollars primarily due to prioritized collection efforts. As of March 31, 2024, our days sales outstanding were 41.5, or 30.4 days net of deferred revenue, compared to 42.9, or 31.0 days net of deferred revenue, as of March 31, 2023.
•Other selling, general and administrative expenses increased for the three months ended March 31, 2024, primarily due to an increase in professional fees, meeting and travel costs and acquisition-related growth.
•We incurred various acquisition integration and deal costs in connection with the acquisition of US Ecology. During the three months ended March 31, 2023, these charges totaled $7.6 million. The 2023 costs primarily related to the integration of certain software systems as well as rebranding of the business. The acquisition closed on May 2, 2022 and our integration of the business was substantially complete as of December 31, 2023.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three months ended March 31, 2024 and 2023, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Interest expense on debt	$118.8	$102.8
Non-cash interest	22.0	24.7
Less: capitalized interest	(1.5)	(0.8)
Total interest expense	$139.3	$126.7
Total interest expense for the three months ended March 31, 2024 increased primarily due to the issuance of additional senior notes used to refinance amounts outstanding under our term loan and revolving lines of credit and for general corporate purposes.
For the three months ended March 31, 2024 and 2023, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swap, was $117.8 million and $124.0 million, respectively.
As of March 31, 2024, we had $2,385.2 million of principal floating rate debt including interest rate swap contracts. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $20 million.
Loss on Extinguishment of Debt
During three months ended March 31, 2023 we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million. During the three months ended March 31, 2024, we did not incur any losses on extinguishment of debt
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2024 and 2023 was 24.2% and 26.5%, respectively. Our effective tax rate for the three months ended March 31, 2024 reflected benefits from investments in renewable energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code.
Net cash paid for income taxes was $7.8 million and $7.7 million for the three months ended March 31, 2024 and 2023, respectively.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Summarized financial information regarding our reportable segments for the three months ended March 31, 2024 and 2023 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 12, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended March 31, 2024
Gross Revenue	$2,018.0	$1,913.2	$3,931.2	$428.4	$79.6	$4,439.2
Intercompany Revenue	(300.7)	(248.4)	(549.1)	(11.4)	(17.0)	(577.5)
Revenue allocations	29.1	27.2	56.3	6.3	(62.6)	—
Net Revenue	$1,746.4	$1,692.0	$3,438.4	$423.3	$—	$3,861.7
Adjusted EBITDA	$558.8	$519.0	$1,077.8	$86.7	$—	$1,164.5

Capital Expenditures	$186.5	$120.7	$307.2	$34.7	$172.6	$514.5
Total Assets	13,632.1	10,929.6	$24,561.7	$4,374.8	$2,445.2	$31,381.7

Three Months Ended March 31, 2023
Gross Revenue	$1,840.3	$1,818.3	$3,658.6	$421.2	$67.4	$4,147.2
Intercompany Revenue	(287.1)	(242.6)	(529.7)	(14.8)	(21.6)	(566.1)
Revenue allocations	22.3	21.6	43.9	1.9	(45.8)	—
Net Revenue	$1,575.5	$1,597.3	$3,172.8	$408.3	$—	$3,581.1
Adjusted EBITDA	$489.4	$464.9	$954.3	$85.7	$—	$1,040.0

Capital Expenditures	$112.5	$85.3	$197.8	$22.4	$158.4	$378.6
Total Assets	$12,357.4	$10,630.9	$22,988.3	$3,992.2	$2,100.9	$29,081.4
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three months ended March 31, 2024 and 2023 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased in aggregate dollars from $489.4 million for the three months ended March 31, 2023 to $558.8 million for the three months ended March 31, 2024.

The most significant items impacting adjusted EBITDA in Group 1 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 include:
•Net revenue for the three months ended March 31, 2024 increased 10.8% due to an increase in average yield in all lines of business and volume in our small-container collection and landfill lines of business. The increase in landfill volume was attributable to an increase in special waste, solid waste and construction and demolition volumes. Additionally, net revenue increased due the impact of the number of workdays during the three months ended March 31, 2024, as compared to the same period in 2023. These increases were partially offset by volume declines in our large-container and residential collection and transfer lines of business.
•Cost of operations increased due to an increase in labor costs and higher third party maintenance costs due to inflationary pressures. The unfavorable impact was partially offset by a decrease in fuel costs due to a decrease in average fuel price per gallon.
Group 2
Adjusted EBITDA in Group 2 increased in aggregate dollars from $464.9 million for the three months ended March 31, 2023, to $519.0 million for the three months ended March 31, 2024.
The most significant items impacting adjusted EBITDA in Group 2 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 include:
•Net revenue for the three months ended March 31, 2024 increased 5.9% due to an increase in average yield in all lines of business. These increases were partially offset by a decrease in volume in all lines of business.
•Cost of operations increased due to an increase in labor costs and higher third party maintenance costs due to inflationary pressures. The unfavorable impact was partially offset by a decrease in fuel costs due to a decrease in average fuel price per gallon.
Group 3
Adjusted EBITDA in Group 3 increased in aggregate dollars from $85.7 million for the three months ended March 31, 2023, to $86.7 million for the three months ended March 31, 2024.
The most significant items impacting adjusted EBITDA in Group 3 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 include:
•Net revenue for the three months ended March 31, 2024 increased in aggregate dollars due to acquisition-related growth partially offset by rig declines impacting upstream business, lower event volumes and remediation work, and fewer large-scale projects.
•Cost of operations decreased primarily due to a decrease in subcontract volumes.
Landfill and Environmental Matters
Available Airspace
As of March 31, 2024, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2023	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2024
Cubic yards (in millions):
Permitted airspace	4,821.3	—	—	7.7	(20.8)	—	4,808.2
Probable expansion airspace	282.7	3.5	—	—	—	—	286.2
Total cubic yards (in millions)	5,104.0	3.5	—	7.7	(20.8)	—	5,094.4
Number of sites:
Permitted airspace	207	—	—	—			207
Probable expansion airspace	14	1	—	—			15
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

As of March 31, 2024, 15 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 15 landfills have an estimated remaining average site life of 51 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 57 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2024:

	Gross Property and Equipment
	Balance as of December 31, 2023	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of March 31, 2024
Land	$878.1	$11.1	$(0.1)	$3.7	$—	$—	$2.3	$895.1
Landfill development costs	9,911.2	1.6	—	—	14.3	(1.3)	119.6	10,045.4
Vehicles and equipment	10,231.9	177.6	(58.5)	4.2	—	—	28.0	10,383.2
Buildings and improvements	1,921.9	14.2	(0.6)	12.9	—	—	16.5	1,964.9
Construction-in-progress - landfill	350.4	68.7	—	—	—	—	(119.4)	299.7
Construction-in-progress - other	553.6	21.4	—	—	—	—	(49.3)	525.7
Total	$23,847.1	$294.6	$(59.2)	$20.8	$14.3	$(1.3)	$(2.3)	$24,114.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2023	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of March 31, 2024
Landfill development costs	$(5,516.2)	$(120.0)	$—	$—	$0.2	$0.1	$(5,635.9)
Vehicles and equipment	(6,147.7)	(217.6)	57.2	—	—	0.9	(6,307.2)
Buildings and improvements	(832.3)	(28.3)	0.2	—	—	—	(860.4)
Total	$(12,496.2)	$(365.9)	$57.4	$—	$0.2	$1.0	$(12,803.5)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$91.6	$140.0
Restricted cash and marketable securities	143.3	163.6
Less: restricted marketable securities	(76.5)	(76.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$158.4	$227.5

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
The following table summarizes our restricted cash and marketable securities:

	March 31, 2024	December 31, 2023
Capping, closure and post-closure obligations	$43.7	$43.2
Insurance	99.6	120.4
Total restricted cash and marketable securities	$143.3	$163.6
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
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash Provided by Operating Activities	$811.5	$687.7
Cash Used in Investing Activities	$(678.9)	$(653.3)
Cash (Used in) Provided by Financing Activities	$(201.2)	$(42.0)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the three months ended March 31, 2024 and 2023 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $164.5 million during the three months ended March 31, 2024, compared to a decrease of $133.8 million during the same period in 2023, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $1.1 million during the three months ended March 31, 2024 due to the timing of billings net of collections, compared to a $3.3 million increase in the same period in 2023. As of March 31, 2024, our days sales outstanding were 41.5, or 30.4 days net of deferred revenue, compared to 42.9, or 31.0 days net of deferred revenue, as of March 31, 2023.
•Our prepaid expenses and other assets decreased $18.1 million during the three months ended March 31, 2024, compared to an $87.2 million decrease in the same period in 2023, primarily driven by a decrease of tax receivables due to the timing of our estimated tax payments. Cash paid for incomes taxes was $7.8 million and $7.7 million for the three months ended March 31, 2024 and 2023, respectively.
•Our accounts payable decreased $1.2 million during the three months ended March 31, 2024, compared to a $71.1 million decrease in the same period in 2023, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $8.9 million during the three months ended March 31, 2024, compared to $8.8 million in the same period in 2023.
•Cash paid for remediation obligations was $1.8 million lower during the three months ended March 31, 2024, compared to the same period in 2023.
•Our other liabilities decreased $161.6 million during the three months ended March 31, 2024, compared to a $126.2 million decrease in the same period in 2023, primarily due to the payment of incentive compensation accruals.
In addition, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swaps, was $117.8 million and $124.0 million for the three months ended March 31, 2024 and 2023, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2024 and 2023 are summarized below:
•Capital expenditures during the three months ended March 31, 2024 were $514.5 million, compared with $378.6 million for the same period in 2023.
•During the three months ended March 31, 2024 and 2023, we paid $166.3 million and $290.9 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows (used in) provided by financing activities for the three months ended March 31, 2024 and 2023 are summarized below:
•Net payments from notes payable and long-term debt and senior notes were $4.0 million during the three months ended March 31, 2024, compared to net proceeds of $129.6 million during the same period in 2023.
•Dividends paid were $168.3 million and $156.4 million during the three months ended March 31, 2024 and 2023, respectively.
Financial Condition
Debt Obligations
As of March 31, 2024, we had $1,431.9 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of two tax-exempt financings each with an initial remarketing period of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, as of March 31, 2024, we had availability under our Credit Facility to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of March 31, 2024, we had availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of March 31, 2024.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2024, we had $24.2 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2023, we had no borrowings outstanding under our Uncommitted Credit Facility.
The Credit Facility
In August 2021, we entered into a $3.0 billion unsecured revolving credit facility (as amended, the Credit Facility). Borrowings under the Credit Facility mature in August 2026. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders. In October 2023, we completed an upsize of the Credit Facility to $3.5 billion.
In February 2023, we entered into Amendment No. 1 to the Credit Facility to add our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower), as an additional borrower under the Credit Facility, and provided that the aggregate of (i) all loans to the Canadian Borrower and (ii) all loans denominated in Canadian dollars cannot exceed $500.0 million (the Canadian Sublimit). In October 2023, we entered into Amendment No. 2 to the Credit Facility which increased the Canadian Sublimit to $1.0 billion. The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.910% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.910% based on our Debt Ratings. As of March 31, 2024 and December 31, 2023, C$220.6 million and C$201.5 million, respectively, were outstanding against the Canadian Sublimit. The weighted average interest rate for borrowings outstanding as of March 31, 2024 was 6.225%.
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
We had $162.9 million and $297.1 million of borrowings outstanding under the Credit Facility as of March 31, 2024 and December 31, 2023, respectively. We had $332.8 million and $336.5 million of letters of credit outstanding under our Credit Facility as of March 31, 2024 and December 31, 2023, respectively. We also had $508.3 million and $495.3 million of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of March 31, 2024 and December 31, 2023, respectively. As a result, availability under our Credit Facility was $2,495.3 million and $2,371.2 million as of March 31, 2024 and December 31, 2023, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of March 31, 2024, our total debt to EBITDA ratio was approximately 2.8 compared to the 3.75 maximum allowed by the covenants. As of March 31, 2024, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2024.
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
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion term loan facility (the Term Loan Facility). The Term Loan Facility will mature on April 29, 2025 and bears interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. The weighted average interest rate for borrowings outstanding as of March 31, 2024 was 6.227%. We may prepay, without penalty, all or any part of the borrowings under the Term Loan Facility at any time.
We had $500.0 million in borrowings outstanding under the Term Loan Facility as of both March 31, 2024 and December 31, 2023.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500.0 million outstanding at any one time (the Commercial Paper Cap). In October 2023, the Commercial Paper Cap was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of March 31, 2024 was 5.483% with a weighted average maturity of 18 days.
We had $509.0 million and $496.0 million in aggregate principal amount of commercial paper issued and outstanding under the program as of March 31, 2024 and December 31, 2023, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of March 31, 2024.
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
In December 2023, we also issued $650.0 million of 5.000% senior notes due 2033 (the 2033 Notes). The proceeds of the New 2029 Notes and the 2033 Notes were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
Our senior notes and debentures are general unsecured and unsubordinated obligations and rank equally with our other unsecured obligations. Interest is payable semi-annually.
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
Additionally, we amended certain interest rate lock agreements, extending the mandatory maturity date and dedesignated them as cash flow hedges (the Extended Interest Rate Locks). In addition, we entered into offsetting interest rate contracts to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks.
For a description of our derivative contracts and hedge accounting, see Note 7, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Tax-Exempt Financings
As of March 31, 2024 and December 31, 2023, we had $1,379.8 million and $1,280.6 million, respectively, of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2054 and from 2024 to 2053, respectively.

Finance Leases
As of March 31, 2024 and December 31, 2023, we had finance lease liabilities of $259.0 million and $251.3 million, respectively, with maturities ranging from 2024 to 2063 for both periods.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of March 31, 2024, our credit ratings were BBB+, Baa1 and A- by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc, respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Pronouncements
For a description of new accounting standards that may affect us, see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of March 31, 2024, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $125.6 million during the three months ended March 31, 2024, or 3.3% of revenue, compared to $144.4 million, or 4.0% of revenue, during the comparable period in 2023.

Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of March 31, 2024, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
Revenue from recycling processing and commodity sales during the three months ended March 31, 2024 and 2023 was $95.5 million and $70.7 million, respectively.
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
As of March 31, 2024, we had $2,385.2 million of principal floating rate debt and interest rate swap contracts with a notional value of $340.0 million. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $20 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In November 2023, we acquired all of the issued and outstanding capital stock or other ownership interests of Advanced Chemical Transport LLC. In December 2023, we acquired all of the issued and outstanding membership and other equity interests of Central Texas Refuse, LLC and an affiliate thereof. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of March 31, 2024 did not include an assessment of internal control over financial reporting as it relates to these acquisitions. We will continue the process of implementing internal controls over financial reporting for these acquired businesses. These businesses contributed approximately 2% of revenue to our unaudited consolidated financial statements for the three months ended March 31, 2024.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $18 million relating to our outstanding legal proceedings as of March 31, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $13 million higher than the amount recorded as of March 31, 2024.
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
ITEM 1A.    RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the three months ended March 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)(d)
January 1 - 31	—	$—	—	$3,000,000,000
February 1 - 29	—	$—	—	$3,000,000,000
March 1 - 31	—	$—	—	$3,000,000,000
	—		—
(a)     In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2024, there were no repurchased shares pending settlement.
(b)     The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the October 2023 authorization.
(c)    Shares that may be purchased under the program exclude shares of common stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units and performance stock units issued to employees.
(d) Excludes a 1% excise tax imposed by the Inflation Reduction Act.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended March 31, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

10.1+*	Offer Letter, dated August 18, 2023, by and between Gregg Brummer and Republic Services, Inc.

10.2+*	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Gregg Brummer and Republic Services, Inc.

21.1*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	April 30, 2024	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2024	By:	/s/ ELYSE M. CARLSEN
Elyse M. Carlsen
Vice President and Chief Accounting Officer (Principal Accounting Officer)