Form 10-Q
period 2024-09-30
REPUBLIC SERVICES, INC.
filed 2024-10-30
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 22, 2024, the registrant had outstanding 313,152,102 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 8,162,707).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83.4	$140.0
Accounts receivable, less allowance for doubtful accounts and other of $75.2 and $83.2, respectively	1,847.5	1,768.4
Prepaid expenses and other current assets	417.5	472.6
Total current assets	2,348.4	2,381.0
Restricted cash and marketable securities	203.1	163.6
Property and equipment, net	11,525.6	11,350.9
Goodwill	15,883.1	15,834.5
Other intangible assets, net	454.8	496.2
Other assets	1,399.2	1,183.9
Total assets	$31,814.2	$31,410.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,225.4	$1,411.5
Notes payable and current maturities of long-term debt	513.0	932.3
Deferred revenue	485.5	467.3
Accrued landfill and environmental costs, current portion	140.9	141.6
Accrued interest	114.4	104.1
Other accrued liabilities	1,162.3	1,171.5
Total current liabilities	3,641.5	4,228.3
Long-term debt, net of current maturities	12,047.4	11,887.1
Accrued landfill and environmental costs, net of current portion	2,347.1	2,281.0
Deferred income taxes and other long-term tax liabilities, net	1,591.0	1,526.8
Insurance reserves, net of current portion	381.8	348.8
Other long-term liabilities	575.2	594.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 321.3 and 320.7 issued including shares held in treasury, respectively	3.2	3.2
Additional paid-in capital	2,945.9	2,900.8
Retained earnings	9,443.9	8,433.9
Treasury stock, at cost; 8.0 and 6.1 shares, respectively	(1,145.6)	(783.5)
Accumulated other comprehensive loss, net of tax	(18.6)	(12.1)
Total Republic Services, Inc. stockholders’ equity	11,228.8	10,542.3
Non-controlling interests in consolidated subsidiary	1.4	1.2
Total stockholders’ equity	11,230.2	10,543.5
Total liabilities and stockholders’ equity	$31,814.2	$31,410.1
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$4,076.2	$3,825.9	$11,986.0	$11,132.9
Expenses:
Cost of operations	2,366.9	2,284.3	7,032.7	6,678.0
Depreciation, amortization and depletion	422.0	382.3	1,234.2	1,099.4
Accretion	26.7	24.6	80.1	73.2
Selling, general and administrative	406.0	402.1	1,227.6	1,177.3
Loss (gain) on business divestitures and impairments, net	0.5	(1.5)	(0.9)	(1.5)
Restructuring charges	8.2	6.3	19.7	27.3
Operating income	845.9	727.8	2,392.6	2,079.2
Interest expense	(138.2)	(127.6)	(405.8)	(378.8)
Loss on extinguishment of debt	(2.4)	—	(2.4)	(0.2)
(Loss) income from unconsolidated equity method investments	(73.4)	2.8	(116.0)	0.2
Interest income	4.3	2.0	7.4	5.0
Other income, net	10.3	1.3	23.5	3.2
Income before income taxes	646.5	606.3	1,899.3	1,708.6
Provision for income taxes	80.6	126.0	367.8	416.9
Net income	565.9	480.3	1,531.5	1,291.7
Net income attributable to non-controlling interests in consolidated subsidiary	(0.2)	(0.1)	(0.5)	(0.3)
Net income attributable to Republic Services, Inc.	$565.7	$480.2	$1,531.0	$1,291.4
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.80	$1.52	$4.86	$4.08
Weighted average common shares outstanding	314.0	316.1	314.7	316.5
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.80	$1.52	$4.86	$4.07
Weighted average common and common equivalent shares outstanding	314.4	316.6	315.1	317.0
Cash dividends per common share	$0.580	$0.535	$1.650	$1.525

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$565.9	$480.3	$1,531.5	$1,291.7
Other comprehensive income (loss), net of tax
Hedging activity:
Realized loss (income) reclassified into earnings	0.5	(2.3)	(8.4)	(7.1)
Unrealized gain	—	4.1	6.4	16.6
Pension activity:
Change in funded status of pension plan obligations	(7.8)	—	(7.8)	0.2
Foreign currency activity:
Unrealized (loss) gain on foreign currency translation	(2.2)	2.4	3.3	(0.1)
Other comprehensive income (loss), net of tax	(9.5)	4.2	(6.5)	9.6
Comprehensive income	556.4	484.5	1,525.0	1,301.3
Comprehensive income attributable to non-controlling interests	(0.2)	(0.1)	(0.5)	(0.3)
Comprehensive income attributable to Republic Services, Inc.	$556.2	$484.4	$1,524.5	$1,301.0

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2023	320.7	$3.2	$2,900.8	$8,433.9	(6.1)	$(783.5)	$(12.1)	$1.2	$10,543.5
Net income (loss)	—	—	—	453.8	—	—	—	(0.1)	453.7
Other comprehensive income	—	—	—	—	—	—	6.8	—	6.8
Cash dividends declared	—	—	—	(168.5)	—	—	—	—	(168.5)
Issuances of common stock	0.5	—	3.2	—	(0.2)	(28.5)	—	—	(25.3)
Stock-based compensation	—	—	12.0	(1.3)	—	—	—	—	10.7
Distributions paid	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance as of March 31, 2024	321.2	3.2	2,916.0	8,717.9	(6.3)	(812.0)	(5.3)	0.8	10,820.6
Net income	—	—	—	511.5	—	—	—	0.4	511.9
Other comprehensive loss	—	—	—	—	—	—	(3.8)	—	(3.8)
Cash dividends declared	—	—	—	(168.0)	—	—	—	—	(168.0)
Issuances of common stock	—	—	5.0	—	—	(0.7)	—	—	4.3
Stock-based compensation	—	—	11.2	(0.7)	—	—	—	—	10.5
Purchase of common stock for treasury	—	—	—	—	(0.9)	(169.2)	—	—	(169.2)
Balance as of June 30, 2024	321.2	3.2	2,932.2	9,060.7	(7.2)	(981.9)	(9.1)	1.2	11,006.3
Net income	—	—	—	565.7	—	—	—	0.2	565.9
Other comprehensive loss	—	—	—	—	—	—	(9.5)	—	(9.5)
Cash dividends declared	—	—	—	(181.7)	—	—	—	—	(181.7)
Issuances of common stock	0.1	—	3.8	—	—	(0.5)	—	—	3.3
Stock-based compensation	—	—	9.9	(0.8)	—	—	—	—	9.1
Purchase of common stock for treasury	—	—	—	—	(0.8)	(163.2)	—	—	(163.2)
Balance as of September 30, 2024	321.3	$3.2	$2,945.9	$9,443.9	(8.0)	$(1,145.6)	$(18.6)	$1.4	$11,230.2

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2022	320.3	$3.2	$2,843.2	$7,356.3	(4.2)	$(504.6)	$(12.1)	$0.8	$9,686.8
Net income	—	—	—	383.9	—	—	—	—	383.9
Other comprehensive income	—	—	—	—	—	—	2.8	—	2.8
Cash dividends declared	—	—	—	(156.5)	—	—	—	—	(156.5)
Issuances of common stock	0.3	—	2.9	—	(0.1)	(13.9)	—	—	(11.0)
Stock-based compensation	—	—	12.3	(1.0)	—	—	—	—	11.3
Balance as of March 31, 2023	320.6	3.2	2,858.4	7,582.7	(4.3)	(518.5)	(9.3)	0.8	9,917.3
Net income	—	—	—	427.4	—	—	—	0.2	427.6
Other comprehensive income	—	—	—	—	—	—	2.6	—	2.6
Cash dividends declared	—	—	—	(156.6)	—	—	—	—	(156.6)
Issuances of common stock	0.1	—	4.5	—	—	(0.5)	—	—	4.0
Stock-based compensation	—	—	10.6	(0.8)	—	—	—	—	9.8
Balance as of June 30, 2023	320.7	3.2	2,873.5	7,852.7	(4.3)	(519.0)	(6.7)	1.0	10,204.7
Net income	—	—	—	480.2	—	—	—	0.1	480.3
Other comprehensive income	—	—	—	—	—	—	4.2	—	4.2
Cash dividends declared	—	—	—	(168.5)	—	—	—	—	(168.5)
Issuances of common stock	—	—	3.1	—	—	(0.4)	—	—	2.7
Stock-based compensation	—	—	11.0	(0.9)	—	—	—	—	10.1
Purchase of common stock for treasury	—	—	—	—	(1.3)	(201.1)	—	—	(201.1)
Distributions paid	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2023	320.7	$3.2	$2,887.6	$8,163.5	(5.6)	$(720.5)	$(2.5)	$1.1	$10,332.4

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities:
Net income	$1,531.5	$1,291.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, depletion and accretion	1,314.3	1,172.6
Non-cash interest expense	54.0	65.5
Stock-based compensation	31.0	31.7
Deferred tax provision	70.2	52.2
Provision for doubtful accounts, net of adjustments	19.9	38.6
Loss on extinguishment of debt	2.4	0.2
Loss (gain) on disposition of assets and asset impairments, net	5.9	(3.7)
Loss (income) from unconsolidated equity method investments	116.0	(0.2)
Other non-cash items	(10.9)	(0.6)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(99.9)	(161.0)
Prepaid expenses and other assets	(59.5)	121.4
Accounts payable	(26.3)	93.5
Capping, closure and post-closure expenditures	(35.3)	(40.5)
Remediation expenditures	(44.9)	(31.4)
Other liabilities	21.9	86.9
Proceeds for retirement of certain hedging relationships	23.7	2.4
Cash provided by operating activities	2,914.0	2,719.3
Cash used in investing activities:
Purchases of property and equipment	(1,357.4)	(1,083.2)
Proceeds from sales of property and equipment	8.6	25.0
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(400.4)	(1,051.1)
Cash received from business divestitures	2.5	1.7
Purchases of restricted marketable securities	(17.9)	(13.8)
Sales of restricted marketable securities	16.4	13.1
Other	(0.3)	7.5
Cash used in investing activities	(1,748.5)	(2,100.8)
Cash used in financing activities:
Proceeds from credit facilities and notes payable, net of fees	15,616.1	27,940.2
Proceeds from issuance of senior notes, net of discount and fees	888.8	1,183.6
Payments of credit facilities and notes payable	(16,835.1)	(29,024.7)
Issuances of common stock, net	(17.8)	(4.3)
Purchases of common stock for treasury	(320.7)	(190.4)
Cash dividends paid	(504.8)	(469.5)
Distributions paid to non-controlling interests in consolidated subsidiary	(0.4)	—
Contingent consideration payments	(14.2)	(14.1)
Cash used in financing activities	(1,188.1)	(579.2)
Effect of foreign exchange rate changes on cash	1.1	0.2
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(21.5)	39.5
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	227.5	214.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$206.0	$253.8
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
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be applied retrospectively to all periods presented in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the nine months ended September 30, 2024 and 2023. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2024	2023
Purchase price:
Cash used in acquisitions, net of cash acquired of $0.8 and $15.2, respectively	$77.2	$938.0
Holdbacks	—	9.4
Fair value, future minimum finance lease payments	—	0.6
Total	$77.2	$948.0
Allocated as follows:
Accounts receivable	$3.8	$25.5
Prepaid expenses	—	0.9
Landfill development costs	—	0.5
Property and equipment	29.9	223.9
Operating right-of-use lease assets	—	3.4
Other assets	—	0.1
Parts and supplies	0.1	2.1
Accounts payable	(0.4)	(5.6)
Deferred revenue	(0.6)	(8.2)
Environmental remediation liabilities	—	(5.6)
Closure and post-closure liabilities	—	(10.5)
Operating right-of-use lease liabilities	—	(3.4)
Deferred income tax liabilities	(1.3)	(23.6)
Other liabilities	(0.6)	(0.3)
Fair value of tangible assets acquired and liabilities assumed	30.9	199.2
Excess purchase price to be allocated	$46.3	$748.8
Excess purchase price allocated as follows:
Other intangible assets	$14.0	$136.0
Goodwill	32.3	612.8
Total allocated	$46.3	$748.8

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during the nine months ended September 30, 2024, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes.
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
Investments
In 2024, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct a renewable natural gas project at one of our landfill locations in Illinois. During the nine months ended September 30, 2024, we contributed $33.8 million in the joint venture. The investment is accounted for under the equity method of accounting.
In 2024, we acquired a non-controlling equity interest in a thermal processing facility that treats and recycles contaminated soil, hazardous and non-hazardous waste, and contaminated water to expand our environmental service offering in Canada. During the nine months ended September 30, 2024, we contributed $26.9 million in the joint venture. The investment is accounted for under the equity method of accounting.
These investments were recorded as other assets in our unaudited consolidated balance sheets as of September 30, 2024.
In 2024 and 2023, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. In exchange for our non-controlling interests, we made capital contributions of $236.2 million and $34.0 million, which were recorded to other assets in our September 30, 2024 and 2023 unaudited consolidated balance sheets, respectively. During the three and nine months ended September 30, 2024, we decreased the carrying value of these investments by recognizing losses of $74.5 million and $116.9 million, respectively, and during the three and nine months ended September 30, 2023, we decreased the carrying value of these investments by recognizing losses of $3.7 million and $6.3 million, respectively, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of $81.0 million and $122.0 million, respectively, for the three and nine months ended September 30, 2024 due to the tax credits related to these investments, compared to benefits of $8.0 million for the three and nine months ended September 30, 2023. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Restructuring Charges
During the three and nine months ended September 30, 2024, we incurred restructuring charges of $8.2 million and $19.7 million, respectively, and during the three and nine months ended September 30, 2023, we incurred restructuring charges of $6.3 million and $27.3 million, respectively. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. Of the 2023 charges, $9.5 million related to the early termination of certain leases and $17.8 million related to the redesign of our asset management, and customer and order management software systems. During the nine months ended September 30, 2024 and 2023, we paid $18.1 million and $32.4 million, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2023	Acquisitions	Divestitures	Adjustments to Acquisitions and Other	Balance as of September 30, 2024
Group 1	$7,312.4	$16.5	$—	$26.0	$7,354.9
Group 2	6,445.5	—	(0.3)	1.1	6,446.3
Group 3	2,076.6	15.8	—	(10.5)	2,081.9
Total	$15,834.5	$32.3	$(0.3)	$16.6	$15,883.1
Adjustments to acquisitions during the nine months ended September 30, 2024 primarily related to changes in our valuation of property and equipment acquired as a result of obtaining new information regarding the acquisitions that closed in 2023.
Other Intangible Assets, Net
Other intangible assets, net, include values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2023	Acquisitions	Adjustments and Other	Balance as of September 30, 2024	Balance as of December 31, 2023	Additions Charged to Expense	Adjustments and Other	Balance as of September 30, 2024	Other Intangible Assets, Net as of September 30, 2024
Customer relationships	$631.7	$11.5	$(0.6)	$642.6	$(165.7)	$(47.2)	$—	$(212.9)	$429.7
Non-compete agreements	30.4	2.5	(0.5)	32.4	(15.7)	(4.5)	—	(20.2)	12.2
Other intangible assets	23.2	—	—	23.2	(7.7)	(2.6)	—	(10.3)	12.9
Total	$685.3	$14.0	$(1.1)	$698.2	$(189.1)	$(54.3)	$—	$(243.4)	$454.8

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 follows:

	2024	2023
Prepaid expenses	$153.4	$123.0
Parts and supplies	97.7	97.3
Other non-trade receivables	71.9	63.2
Prepaid fees for cloud-based hosting arrangements, current	29.8	17.0
Income taxes receivable	29.0	126.3
Reinsurance receivable	28.4	35.4
Derivative and hedging assets	—	4.2
Other current assets	7.3	6.2
Total	$417.5	$472.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of September 30, 2024 and December 31, 2023 follows:

	2024	2023
Investments	$672.7	$469.4
Operating right-of-use lease assets	230.6	238.1
Deferred compensation plan	125.1	112.7
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	117.8	67.6
Reinsurance receivable	86.7	92.1
Deferred contract costs and sales commissions	82.3	82.5
Derivative and hedging assets	41.2	74.1
Amounts recoverable for capping, closure and post-closure obligations	24.0	21.9
Deferred financing costs	4.4	3.6
Other	14.4	21.9
Total	$1,399.2	$1,183.9
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2024 and December 31, 2023 follows:

	2024	2023
Accrued payroll and benefits	$331.4	$350.5
Insurance reserves, current	218.3	216.6
Accrued fees and taxes	203.5	193.5
Accrued dividends	181.7	168.3
Operating right-of-use lease liabilities, current	54.0	54.8
Ceded insurance reserves, current	28.4	35.4
Current tax liabilities	23.2	2.1
Accrued professional fees and legal settlement reserves	11.9	17.9
Derivative and hedging liabilities	—	8.3
Other	109.9	124.1
Total	$1,162.3	$1,171.5
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2024 and December 31, 2023 follows:

	2024	2023
Operating right-of-use lease liabilities	$188.4	$194.9
Deferred compensation plan liability	124.3	114.7
Ceded insurance reserves	86.7	92.1
Derivative and hedging liabilities	58.5	71.3
Contingent purchase price and acquisition holdbacks	57.9	59.1
Withdrawal liability - multiemployer pension funds	19.2	19.6
Other	40.2	42.9
Total	$575.2	$594.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2024, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we had post-closure responsibility for 126 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of September 30, 2024 and December 31, 2023 follows:

	2024	2023
Landfill final capping, closure and post-closure liabilities	$2,034.0	$1,937.2
Environmental remediation	454.0	485.4
Total accrued landfill and environmental costs	2,488.0	2,422.6
Less: current portion	(140.9)	(141.6)
Long-term portion	$2,347.1	$2,281.0
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the nine months ended September 30, 2024 and 2023:

	2024	2023
Asset retirement obligation liabilities, beginning of year	$1,937.2	$1,786.4
Non-cash additions	45.1	46.4
Acquisitions, net of divestitures and other adjustments	4.1	11.8
Asset retirement obligation adjustments	2.8	(9.6)
Payments	(35.3)	(40.5)
Accretion expense	80.1	73.2
Asset retirement obligation liabilities, end of period	2,034.0	1,867.7
Less: current portion	(77.8)	(79.1)
Long-term portion	$1,956.2	$1,788.6
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of September 30, 2024 would be approximately $375 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2024 and 2023:

	2024	2023
Environmental remediation liabilities, beginning of year	$485.4	$487.5
Payments	(44.9)	(31.4)
Accretion expense (non-cash interest expense)	12.7	13.5
Acquisitions, net of divestitures and other adjustments	0.8	32.4
Environmental remediation liabilities, end of period	454.0	502.0
Less: current portion	(63.1)	(65.0)
Long-term portion	$390.9	$437.0
Bridgeton Landfill. During the nine months ended September 30, 2024, we paid $8.6 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of September 30, 2024, the remediation liability recorded for this site was $65.0 million, of which approximately $5 million is expected to be paid during the remainder of 2024.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of September 30, 2024 and December 31, 2023 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts, deferred issuance costs, and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2024			December 31, 2023
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$92.6	$—	$92.6	$—	$—	$—
The Credit Facility	Variable	178.3	—	178.3	297.1	—	297.1
Term Loan	Variable	—	—	—	500.0	—	500.0
Commercial Paper	Variable	595.0	(0.2)	594.8	496.0	(0.7)	495.3
Senior notes:
August 2024	2.500	—	—	—	900.0	(1.2)	898.8
March 2025	3.200	500.0	(0.3)	499.7	500.0	(0.9)	499.1
November 2025	0.875	350.0	(0.7)	349.3	350.0	(1.2)	348.8
July 2026	2.900	500.0	(1.1)	498.9	500.0	(1.6)	498.4
November 2027	3.375	650.0	(2.0)	648.0	650.0	(2.5)	647.5
May 2028	3.950	800.0	(7.5)	792.5	800.0	(8.9)	791.1
April 2029	4.875	750.0	(6.3)	743.7	750.0	(6.9)	743.1
November 2029	5.000	400.0	(4.0)	396.0	—	—	—
March 2030	2.300	600.0	(4.0)	596.0	600.0	(4.5)	595.5
February 2031	1.450	650.0	(5.6)	644.4	650.0	(6.2)	643.8
February 2032	1.750	750.0	(4.9)	745.1	750.0	(5.4)	744.6
March 2033	2.375	700.0	(6.0)	694.0	700.0	(6.5)	693.5
December 2033	5.000	650.0	(8.9)	641.1	650.0	(8.9)	641.1
April 2034	5.000	800.0	(10.1)	789.9	800.0	(10.7)	789.3
November 2034	5.200	500.0	(5.9)	494.1	—	—	—
March 2035	6.086	181.9	(11.0)	170.9	181.9	(11.5)	170.4
March 2040	6.200	399.9	(3.2)	396.7	399.9	(3.3)	396.6
May 2041	5.700	385.7	(4.6)	381.1	385.7	(4.7)	381.0
March 2050	3.050	400.0	(6.7)	393.3	400.0	(6.8)	393.2
Debentures:
September 2035	7.400	148.1	(27.9)	120.2	148.1	(28.8)	119.3
Tax-exempt:
2026 - 2054	3.500 - 4.375	1,418.5	(9.8)	1,408.7	1,289.1	(8.5)	1,280.6
Finance leases:
2024 - 2063	0.810 - 9.750	291.1	—	291.1	251.3	—	251.3
Total Debt		$12,691.1	$(130.7)	12,560.4	$12,949.1	$(129.7)	12,819.4
Less: current portion				(513.0)			(932.3)
Long-term portion				$12,047.4			$11,887.1
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2024, we had $92.6 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2023, we had no borrowings outstanding under our Uncommitted Credit Facility.
The Credit Facility
In July 2024, we and our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower) entered into the Second Amended and Restated Credit Agreement (the Credit Facility) which amends and restates the unsecured revolving credit facility we entered into in August 2021. The total outstanding principal amount that we may borrow under the Credit Facility may not exceed the current aggregate lenders' commitments of $3.5 billion, and borrowings under the Credit Facility mature in July 2029. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders.
All loans to the Canadian Borrower and all loans denominated in Canadian dollars cannot exceed $1.0 billion (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.920% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Overnight Repo Rate Average. As of September 30, 2024 and December 31, 2023, C$241.0 million and C$201.5 million, respectively, were outstanding against the Canadian Sublimit. The weighted average interest rate for borrowings outstanding as of September 30, 2024 was 5.525%.
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
We had $178.3 million and $297.1 million of borrowings outstanding under the Credit Facility as of September 30, 2024 and December 31, 2023, respectively. We had $315.2 million and $336.5 million of letters of credit outstanding under the Credit Facility as of September 30, 2024 and December 31, 2023, respectively. We also had $594.8 million and $495.3 million of principal borrowings outstanding (net of related discount on issuance) under the commercial paper program as of September 30, 2024 and December 31, 2023, respectively. As a result, availability under our Credit Facility was $2,411.5 million and $2,371.2 million as of September 30, 2024 and December 31, 2023, respectively.
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion term loan facility (the Term Loan Facility) which bore interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. We had $500.0 million of borrowings outstanding under the Term Loan Facility as of December 31, 2023. During the nine months ended September 30, 2024, we repaid the remaining balance of the Term Loan Facility.
Commercial Paper Program
We have entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $1.5 billion outstanding at any one time. The weighted average interest rate for borrowings outstanding as of September 30, 2024 was 4.910% with a weighted average maturity of 11 days.
We had $595.0 million and $496.0 million in aggregate principal amount of commercial paper issued and outstanding under the program as of September 30, 2024 and December 31, 2023, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of September 30, 2024.

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
In December 2023, we also issued $650.0 million of 5.000% senior notes due 2033. The proceeds of the December 2023 notes issuance were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
In June 2024, we issued $400.0 million of 5.000% senior notes due 2029 and $500.0 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of the remaining amount outstanding under the Term Loan Facility and the Uncommitted Credit Facility.
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
During the nine months ended September 30, 2023, we recognized an unrealized gain in other comprehensive loss of $1.7 million, net of tax, related to terminated interest rate locks issued in conjunction with the issuance of our 5.000% notes in March 2023. As of September 30, 2024 and December 31, 2023, our previously terminated interest rate locks were recorded as components of accumulated other comprehensive loss of $13.6 million and $15.9 million, respectively, net of tax. The effective portion of the interest rate locks is amortized as an adjustment to interest expense over the life of the issued debt using the effective interest method. For the three months ended September 30, 2024 and 2023, we recognized losses, net of tax, of $0.5 million and $0.9 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized losses, net of tax, of $2.2 million and $2.9 million, respectively. Over the next 12 months, we expect to amortize $0.7 million, net of tax, from accumulated other comprehensive loss to interest expense as a yield adjustment of our senior notes.
In connection with our acquisition of US Ecology, in the second quarter of 2022, we acquired and novated a floating-to-fixed interest rate swap agreement (the 2022 Interest Rate Swap) with an initial effective date of March 6, 2020, an initial notional amount of $500 million relative to our Term Loan Facility and an initial fair value of $29.1 million. The initial fair value was reclassified into earnings as non-cash interest expense on a systematic basis over the life of the interest rate swap. In June 2024, we terminated the 2022 Interest Rate Swap and received $23.7 million in conjunction with this settlement. As of December 31, 2023, the 2022 Interest Rate Swap was recorded at its fair value of $24.3 million and was included in other assets in our consolidated balance sheets.
For the nine months ended September 30, 2024, we recognized unrealized gains of $6.3 million in accumulated other comprehensive income for the 2022 Interest Rate Swap. For the three and nine months ended September 30, 2023, we recognized unrealized gains of $4.1 million and $14.9 million, respectively, in accumulated other comprehensive income for the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2022 Interest Rate Swap. As of December 31, 2023, the 2022 Interest Rate Swap was recorded as a gain within accumulated other comprehensive loss of $4.3 million, net of tax. For the nine months ended September 30, 2024, we recognized gains, net of tax, of $10.6 million. For the three and nine months ended September 30, 2023, we recognized gains, net of tax, of $3.2 million and $10.0 million, respectively, related to this amortization.
For further detail regarding the effect of our cash flow hedging on interest expense, refer to Note 11, Financial Instruments, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Derivative Contracts
Contemporaneously with the issuance of our 2.300% notes in February 2020, we amended interest rate lock agreements with an aggregate notional value of $550.0 million, extending the mandatory maturity date from 2020 to 2030, and dedesignated them as cash flow hedges (2020 Extended Interest Rate Locks). Contemporaneously with the issuance of our 2.500% notes in August 2019, we amended interest rate lock agreements with an aggregate notional value of $375.0 million, extending the mandatory maturity date from 2019 to 2024, and dedesignated them as cash flow hedges (2019 Extended Interest Rate Locks and collectively with the 2020 Extended Interest Rate Locks, the Extended Interest Rate Locks). There was no ineffectiveness recognized in the termination of these cash flow hedges. In addition, we entered into interest rate swaps to offset future exposures to fair value fluctuations of the Extended Interest Rate Locks (2019 Offsetting Interest Rate Swap and the 2020 Offsetting Interest Rate Swap, or collectively the Offsetting Interest Rate Swaps). In September 2024, the 2019 Extended Interest Rate Locks fully matured. The fair value of these free-standing derivatives was determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2 in the fair value hierarchy).
As of September 30, 2024, the fair value of the 2020 Extended Interest Rate Locks were assets of $41.2 million, which were included in other assets in our consolidated balance sheet and the fair value of the 2020 Offsetting Interest Rate Swap were liabilities of $58.5 million, which were included in other long-term liabilities in our consolidated balance sheet. As of December 31, 2023, the fair value of the Extended Interest Rate Locks were assets of $54.0 million, which were included in prepaids and other current assets and other assets in our consolidated balance sheet and the fair value of the Offsetting Interest Rate Swaps were liabilities of $78.2 million, which were included in other accrued liabilities and other long-term liabilities in our consolidated balance sheet.
For the three months ended September 30, 2024 and 2023, we recognized losses of $18.0 million and gains of $18.3 million, respectively, on the change in fair value of the Extended Interest Rate Locks with offsetting gains of $17.3 million and losses of $18.9 million, respectively, on the change in fair value of the Offsetting Interest Rate Swaps. For the nine months ended September 30, 2024 and 2023, we recognized losses of $12.5 million and gains of $17.7 million, respectively, on the change in fair value of the Extended Interest Rate Locks with offsetting gains of $11.7 million and losses of $19.6 million, respectively, on the change in fair value of the Offsetting Interest Rate Swaps. The changes in fair value were recorded directly in earnings as an adjustment to interest expense in our consolidated statements of income.
Tax-Exempt Financings
As of September 30, 2024 and December 31, 2023, we had $1,408.7 million and $1,280.6 million, respectively, of certain fixed and variable rate tax-exempt financings outstanding, with maturities ranging from 2026 to 2054 and from 2024 to 2053, respectively.
In June 2024, the Mission Economic Development Corporation issued, for our benefit, $50.0 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, were used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within Texas.
In both March 2024 and September 2023, the California Municipal Finance Authority issued, for our benefit, $100.0 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuances, after deferred issuance costs, were used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California.
The initial remarketing period for these tax-exempt financings is 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2024 and December 31, 2023.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Finance Leases
As of September 30, 2024 and December 31, 2023, we had finance lease liabilities of $291.1 million and $251.3 million, respectively, with maturities ranging from 2024 to 2063 for both periods.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2024 was 12.5% and 19.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2023 was 20.8% and 24.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2024 reflects a benefit of $81.0 million and $122.0 million, respectively, due to our investments in renewable energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code, $6.2 million due to the realization of additional federal and state benefits, as well as adjustments to deferred taxes due to the completion of our 2023 tax returns.

Our effective tax rate for the nine months ended September 30, 2023 reflected benefits of $20.6 million from tax settlements, $7.9 million from investments in solar energy assets qualifying for federal tax credits under Section 48 of the Internal Revenue Code, $6.8 million due to the realization of additional federal and state benefits, as well as adjustments to deferred taxes due to the completion of our 2022 tax returns.
For the nine months ended September 30, 2024 and 2023, net cash paid for income taxes was $183.4 million and $137.9 million, respectively.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of September 30, 2024, the valuation allowance associated with our state loss carryforwards was $44.6 million.
We are subject to income tax in the United States, as well as income tax in multiple state and foreign jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of these examinations. Our federal statute of limitations is closed through 2020. The federal statute of limitations applicable to an acquired subsidiary is closed through 2019. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 through 2022.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of September 30, 2024, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of September 30, 2024, we accrued a liability for penalties of $1.1 million and a liability for interest (including interest on penalties) of $13.1 million related to our uncertain tax positions.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

basis, our Board of Directors reviews the parameters around which we repurchase our shares. The share repurchase program may be extended, suspended or discontinued at any time.

Stock repurchase activity during the three and nine months ended September 30, 2024 and 2023 follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of shares repurchased	0.8	1.3	1.7	1.3
Amount paid	$153.0	$190.4	$320.7	$190.4
Weighted average cost per share	$194.14	$146.89	$189.93	$146.89
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be purchased under the plans or programs exclude a 1% excise tax.
As of September 30, 2024 and 2023, there were less than 0.1 million repurchased shares pending settlement, resulting in an associated $8.9 million and $10.7 million, respectively, of share repurchases unpaid and included within other accrued liabilities. As of September 30, 2024, the remaining authorized purchase capacity under our October 2023 repurchase program was $2.7 billion.
Dividends
In July 2024, our Board of Directors approved a quarterly dividend of $0.580 per share. Cash dividends declared were $518.2 million for the nine months ended September 30, 2024. As of September 30, 2024, we recorded a quarterly dividend payable of $181.7 million to shareholders of record at the close of business on October 2, 2024.
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
Earnings per share for the three and nine months ended September 30, 2024 and 2023 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$565,669	$480,169	$1,530,999	$1,291,419
Weighted average common shares outstanding	314,002	316,062	314,735	316,541
Basic earnings per share	$1.80	$1.52	$4.86	$4.08
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$565,669	$480,169	$1,530,999	$1,291,419
Weighted average common shares outstanding	314,002	316,062	314,735	316,541
Effect of dilutive securities:
Unvested RSU awards	130	112	123	96
Unvested PSU awards	239	382	291	366
Weighted average common and common equivalent shares outstanding	314,371	316,556	315,149	317,003
Diluted earnings per share	$1.80	$1.52	$4.86	$4.07

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the three and nine months ended September 30, 2024 there were no antidilutive securities outstanding. During the three and nine months ended September 30, 2023 there were less than 0.1 million antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2024 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance as of December 31, 2023	$(11.6)	$8.9	$(9.4)	$(12.1)
Other comprehensive income (loss) before reclassifications	6.4	(2.3)	3.3	7.4
Amounts reclassified from accumulated other comprehensive loss	(8.4)	(5.5)	—	(13.9)
Net current period other comprehensive (loss) income	(2.0)	(7.8)	3.3	(6.5)
Balance as of September 30, 2024	$(13.6)	$1.1	$(6.1)	$(18.6)
A summary of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$(0.7)	$(1.2)	$(3.0)	$(3.9)	Interest expense
2022 interest rate swap	—	4.3	14.3	13.5	Interest expense
Total before tax	(0.7)	3.1	11.3	9.6
Tax benefit (provision)	0.2	(0.8)	(2.9)	(2.5)
Net of tax	(0.5)	2.3	8.4	7.1
Pension gains:
Pension settlement	7.4	—	7.4	—	Other income, net
Tax provision	(1.9)	—	(1.9)	—
Net of tax	5.5	—	5.5	—
Total income reclassified into earnings, net of tax	$5.0	$2.3	$13.9	$7.1
In September 2024, we initiated the termination of our defined benefit pension plan. Plan participants were provided the opportunity to receive their full accrued benefits from plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The purchase of the annuity contracts was funded directly by assets of the defined benefit pension plan. As a result, a substantial portion of the plan was settled during the three and nine months ended September 30, 2024, resulting in the recognition of a non-cash gain of $7.4 million related to the accelerated recognition of the proportional share of unamortized net actuarial gains previously recorded in accumulated other comprehensive loss. This gain was recorded to other income, net in our consolidated statements of income. We expect to settle all remaining obligations by the end of 2024.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. FINANCIAL INSTRUMENTS
The effect of our hedging relationships and derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 follows (in millions):

	Classification and amount of gain (loss) recognized in income on hedging relationships and derivative instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Interest Expense	Interest Expense	Interest Expense	Interest Expense

Total amount of expense line items presented in the consolidated statements of income in which the effects of hedging relationships and derivative instruments are recorded	$(138.2)	$(127.6)	$(405.8)	$(378.8)

The effects of cash flow hedging relationships in Subtopic 815-20:
(Loss) gain on cash flow hedging relationships:
Interest rate swap locks	$(0.5)	$(0.9)	$(2.2)	$(2.9)
2022 interest rate swap	$—	$1.6	$8.0	$5.2

The effects of derivative instruments not in Subtopic 815-20:
Loss on free-standing derivative instruments:
Interest rate contract:
Net loss on change in fair value of free-standing derivative instruments	$(0.7)	$(0.6)	$(0.8)	$(1.9)
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value for certain of our financial instruments, including cash, accounts receivable, current investments, accounts payable and certain other accrued liabilities, approximates fair value because of their short-term nature. As of September 30, 2024 and December 31, 2023, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	September 30, 2024
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$60.8	$60.8	$60.8	$—	$—
Bonds - restricted cash and marketable securities and other assets	80.8	80.8	—	80.8	—
Derivative and hedging assets - other assets	41.2	41.2	—	41.2	—
Total assets	$182.8	$182.8	$60.8	$122.0	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$58.5	$58.5	$—	$58.5	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	62.3	62.3	—	—	62.3
Total liabilities	$120.8	$120.8	$—	$58.5	$62.3

	December 31, 2023
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds	$43.1	$43.1	$43.1	$—	$—
Bonds - restricted cash and marketable securities and other assets	76.3	76.3	—	76.3	—
Derivative and hedging assets - prepaid and other current assets and other assets	78.3	78.3	—	78.3	—
Total assets	$197.7	$197.7	$43.1	$154.6	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$79.6	$79.6	$—	$79.6	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63.6	63.6	—	—	63.6
Total liabilities	$143.2	$143.2	$—	$79.6	$63.6
Total Debt
The carrying value of our total debt was $12.6 billion and $12.8 billion as of September 30, 2024 and December 31, 2023, respectively, and the fair value of our total debt was $12.4 billion and $12.5 billion as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value of our fixed rate senior notes, debentures and certain tax-exempt financings is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of September 30, 2024 and December 31, 2023. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of September 30, 2024, the Sonoma contingent consideration represents the fair value of $57.8 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $81 million and $114 million. During the nine months ended September 30, 2024, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
Summarized financial information concerning our reportable segments for the three months ended September 30, 2024 and 2023 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2024
Gross Revenue	$2,122.3	$2,005.4	$4,127.7	$467.4	$85.1	$4,680.2
Intercompany Revenue	(310.2)	(266.9)	(577.1)	(11.6)	(15.3)	(604.0)
Revenue allocations	31.9	29.0	60.9	8.9	(69.8)	—
Net Revenue	$1,844.0	$1,767.5	$3,611.5	$464.7	$—	$4,076.2
Adjusted EBITDA	$615.8	$569.2	$1,185.0	$118.3	$—	$1,303.3

Capital Expenditures	$249.8	$155.2	$405.0	$32.6	$16.1	$453.7
Total Assets	$13,784.1	$11,059.3	$24,843.4	$4,438.9	$2,531.9	$31,814.2

Three Months Ended September 30, 2023
Gross Revenue	$2,000.3	$1,927.1	$3,927.4	$424.3	$62.5	$4,414.2
Intercompany Revenue	(294.6)	(261.9)	(556.5)	(14.4)	(17.4)	(588.3)
Revenue allocations	26.0	24.2	50.2	(5.1)	(45.1)	—
Net Revenue	$1,731.7	$1,689.4	$3,421.1	$404.8	$—	$3,825.9
Adjusted EBITDA	$553.9	$500.4	$1,054.3	$91.4	$—	$1,145.7

Capital Expenditures	$165.0	$141.4	$306.4	$24.9	$37.7	$369.0
Total Assets	$13,112.6	$10,866.4	$23,979.0	$3,982.4	$2,081.4	$30,042.8
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2024 and 2023 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2024
Gross Revenue	$6,231.1	$5,923.1	$12,154.2	$1,377.0	$251.5	$13,782.7
Intercompany Revenue	(925.2)	(785.3)	(1,710.5)	(36.1)	(50.1)	(1,796.7)
Revenue allocations	94.4	87.3	181.7	19.7	(201.4)	—
Net Revenue	$5,400.3	$5,225.1	$10,625.4	$1,360.6	$—	$11,986.0
Adjusted EBITDA	$1,765.0	$1,643.5	$3,408.5	$317.2	$—	$3,725.7

Capital Expenditures	$569.0	$410.8	$979.8	$92.4	$285.2	$1,357.4
Total Assets	$13,784.1	$11,059.3	$24,843.4	$4,438.9	$2,531.9	$31,814.2

Nine Months Ended September 30, 2023
Gross Revenue	$5,774.3	$5,653.0	$11,427.3	$1,278.9	$176.5	$12,882.7
Intercompany Revenue	(881.1)	(764.4)	(1,645.5)	(45.8)	(58.5)	(1,749.8)
Revenue allocations	71.6	68.1	139.7	(21.7)	(118.0)	—
Net Revenue	$4,964.8	$4,956.7	$9,921.5	$1,211.4	$—	$11,132.9
Adjusted EBITDA	$1,570.6	$1,464.4	$3,035.0	$266.9	$—	$3,301.9

Capital Expenditures	$421.6	$387.3	$808.9	$64.5	$209.8	$1,083.2
Total Assets	$13,112.6	$10,866.4	$23,979.0	$3,982.4	$2,081.4	$30,042.8
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
As presented in the tables below, Adjusted EBITDA reflects certain adjustments for US Ecology, Inc., acquisition, integration and deal costs, (income) losses from unconsolidated equity method investments, settlements and withdrawals on pension plans, losses on extinguishment of debt and restructuring expenses. This presentation is consistent with how our CODM reviews results of operations to make resource allocation decisions.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Group 1 Adjusted EBITDA	$615.8	$553.9	$1,765.0	$1,570.6
Group 2 Adjusted EBITDA	569.2	500.4	1,643.5	1,464.4
Group 3 Adjusted EBITDA	118.3	91.4	317.2	266.9
Total Adjusted EBITDA	1,303.3	1,145.7	3,725.7	3,301.9
Other income, net	(10.3)	(1.3)	(23.5)	(3.2)
Interest income	(4.3)	(2.0)	(7.4)	(5.0)
Interest expense	138.2	127.6	405.8	378.8
Depreciation, amortization and depletion	422.0	382.3	1,234.2	1,099.4
Accretion	26.7	24.6	80.1	73.2
Loss (income) from unconsolidated equity method investment	73.4	(2.8)	116.0	(0.2)
Loss on extinguishment of debt and other related costs	2.4	—	2.4	0.2
Restructuring charges	8.2	6.3	19.7	27.3
US Ecology, Inc. acquisition integration and deal costs	—	6.2	—	24.3
Loss (gain) on business divestitures and impairments, net	0.5	(1.5)	(0.9)	(1.5)
Income before income taxes	$646.5	$606.3	$1,899.3	$1,708.6

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Collection:
Residential	$739.7	18.1%	$718.2	18.8%	$2,196.1	18.3%	$2,103.4	18.9%
Small-container	1,209.1	29.7	1,126.3	29.4	3,599.2	30.0	3,270.2	29.4
Large-container	774.6	19.0	753.0	19.7	2,277.7	19.0	2,192.4	19.7
Other	18.4	0.5	19.0	0.5	54.4	0.5	52.0	0.5
Total collection	2,741.8	67.3	2,616.5	68.4	8,127.4	67.8	7,618.0	68.5
Transfer	458.6		444.3		1,335.8		1,280.5
Less: intercompany	(247.0)		(238.1)		(733.2)		(703.3)
Transfer, net	211.6	5.2	206.2	5.4	602.6	5.0	577.2	5.2
Landfill	768.4		743.2		2,234.3		2,172.4
Less: intercompany	(315.6)		(306.9)		(936.9)		(912.6)
Landfill, net	452.8	11.1	436.3	11.4	1,297.4	10.8	1,259.8	11.3
Environmental solutions	479.6		424.0		1,408.4		1,273.8
Less: intercompany	(14.9)		(19.2)		(47.8)		(62.4)
Environmental solutions, net	464.7	11.4	404.8	10.6	1,360.6	11.4	1,211.4	10.9
Other:
Recycling processing and commodity sales	107.6	2.6	76.3	2.0	310.6	2.6	226.6	2.0
Other non-core	97.7	2.4	85.8	2.2	287.4	2.4	239.9	2.1
Total other	205.3	5.0	162.1	4.2	598.0	5.0	466.5	4.1
Total revenue	$4,076.2	100.0%	$3,825.9	100.0%	$11,986.0	100.0%	$11,132.9	100.0%
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
Substantially all of the deferred revenue recognized as of December 31, 2023 was recognized as revenue during the nine months ended September 30, 2024 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. As of September 30, 2024 and December 31, 2023, we recognized $82.3 million and $82.5 million, respectively, of deferred contract costs and capitalized sales commissions. During the three and nine months ended September 30, 2024, we amortized $3.6 million and $11.5 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.0 million and $3.1 million, respectively, of other deferred contract costs as a reduction of revenue. During the three and nine months ended September 30, 2023, we amortized $3.5 million and $10.8 million, respectively, of capitalized sales commissions to selling, general and administrative expenses and we amortized $1.2 million and $4.0 million, respectively, of other deferred contract costs as a reduction of revenue.
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
The following table reflects the activity in our allowance for doubtful accounts for the nine months ended September 30, 2024 and 2023:

	2024	2023
Balance at beginning of year	$83.2	$51.9
Additions charged to expense	19.9	38.6
Accounts written-off	(27.9)	(7.0)
Balance at end of period	$75.2	$83.5
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $13 million relating to our outstanding legal proceedings as of September 30, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $8 million higher than the amount recorded as of September 30, 2024.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$83.4	$140.0	$157.5	$143.4
Restricted cash and marketable securities	203.1	163.6	153.3	127.6
Less: restricted marketable securities	(80.5)	(76.1)	(57.0)	(56.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$206.0	$227.5	$253.8	$214.3
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2024	December 31, 2023
Capping, closure and post-closure obligations	$57.9	$43.2
Insurance	145.2	120.4
Total restricted cash and marketable securities	$203.1	$163.6
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the impacts of the overall global economy and increasing interest rates, our ability to effectively integrate and manage companies we acquire, and to realize the anticipated benefits of any such acquisitions, the amount of the financial contribution of our sustainability initiatives, as well as acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States, as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of September 30, 2024, we operated across the United States and Canada through 361 collection operations, 247 transfer stations, 75 recycling centers, 208 active landfills, 2 treatment, recovery and disposal facilities, 23 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells 12 deep injection wells, and 1 polymer center. We are engaged in 78 landfill gas-to-energy and renewable energy projects and had post-closure responsibility for 126 closed landfills as of September 30, 2024.
Revenue for the nine months ended September 30, 2024 increased by 7.7% to $11,986.0 million compared to $11,132.9 million for the same period in 2023. This change in revenue is due to increases in average yield of 5.4%, increased revenue from acquisitions, net of divestitures of 3.1%, and an increase in recycling processing and commodity sales of 0.5%. Additionally, revenue increased 0.1% due to the impact of the number of workdays during the nine months ended September 30, 2024, as compared to the same period in 2023. These increases were partially offset by a decrease in volume of 1.0%, a decrease in environmental solutions revenue of 0.2%, and a decrease in fuel recovery fees of 0.2%.

The following table summarizes our revenue, expenses and operating income for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue	$4,076.2	100.0%	$3,825.9	100.0%	$11,986.0	100.0%	$11,132.9	100.0%
Expenses:
Cost of operations	2,366.9	58.0	2,284.3	59.8	7,032.7	58.7	6,678.0	60.0
Depreciation, amortization and depletion of property and equipment	382.5	9.4	349.0	9.1	1,122.2	9.4	1,004.2	9.0
Amortization of other intangible assets	17.8	0.4	17.3	0.5	54.3	0.4	47.4	0.4
Amortization of other assets	21.7	0.6	16.0	0.4	57.7	0.5	47.8	0.4
Accretion	26.7	0.7	24.6	0.6	80.1	0.7	73.2	0.7
Selling, general and administrative	406.0	10.0	402.1	10.5	1,227.6	10.2	1,177.3	10.5
Loss (gain) on business divestitures and impairments, net	0.5	—	(1.5)	—	(0.9)	—	(1.5)	—
Restructuring charges	8.2	0.1	6.3	0.1	19.7	0.1	27.3	0.3
Operating income	$845.9	20.8%	$727.8	19.0%	$2,392.6	20.0%	$2,079.2	18.7%
Our pre-tax income was $646.5 million and $1,899.3 million for the three and nine months ended September 30, 2024, respectively, compared to $606.3 million and $1,708.6 million for the same periods in 2023, respectively. Our net income attributable to Republic Services, Inc. was $565.7 million and $1,531.0 million for the three and nine months ended September 30, 2024, or $1.80 and $4.86 per diluted share, respectively compared to $480.2 million and $1,291.4 million, or $1.52 and $4.07 per diluted share for the same periods in 2023, respectively.
During each of the three and nine months ended September 30, 2024 and 2023, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$646.5	$80.8	$565.7	$1.80	$606.3	$126.1	$480.2	$1.52
(Gain) loss on extinguishment of debt and other related costs	2.4	0.6	1.8	0.01	—	—	—	—
Restructuring charges	8.2	2.3	5.9	0.02	6.3	1.7	4.6	0.01
Loss (gain) on business divestitures and impairments, net(2)	0.5	0.1	0.4	—	(1.5)	(0.4)	(1.1)	—
Settlements and withdrawals on pension plans	(7.4)	(1.9)	(5.5)	(0.02)	—	—	—	—
US Ecology acquisition integration and deal costs	—	—	—	—	6.2	1.6	4.6	0.01
Total adjustments	3.7	1.1	2.6	0.01	11.0	2.9	8.1	0.02
As adjusted	$650.2	$81.9	$568.3	$1.81	$617.3	$129.0	$488.3	$1.54

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$1,899.3	$368.3	$1,531.0	$4.86	$1,708.6	$417.2	$1,291.4	$4.07
(Gain) loss on extinguishment of debt and other related costs (3)	(5.4)	(1.4)	(4.0)	(0.01)	0.2	—	0.2	—
Restructuring charges	19.7	5.2	14.5	0.04	27.3	7.2	20.1	0.06
Loss (gain) on business divestitures and impairments, net(2)	(0.9)	(0.3)	(0.6)	—	(1.5)	(0.4)	(1.1)	—
Settlements and withdrawals on pension plans	(7.4)	(1.9)	(5.5)	(0.02)	—	—	—	—
US Ecology acquisition integration and deal costs	—	—	—	—	24.3	6.2	18.1	0.06
Total adjustments	6.0	1.6	4.4	0.01	50.3	13.0	37.3	0.12
As adjusted	$1,905.3	$369.9	$1,535.4	$4.87	$1,758.9	$430.2	$1,328.7	$4.19
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three and nine months ended September 30, 2024 and 2023.
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
(Gain) loss on extinguishment of debt and other related costs. During the three and nine months ended September 30, 2024, we recognized a loss of $2.4 million due to the amendment and restatement of the Credit Facility. Additionally, we recorded a net gain of $7.8 million during the nine months ended September 30, 2024, attributable to the early settlement of certain cash flow hedges related to the Term Loan Facility. The gain was recognized as a reduction of interest expense. During the nine months ended September 30, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million.
Restructuring charges. During the three and nine months ended September 30, 2024, we incurred restructuring charges of $8.2 million and $19.7 million, respectively, and during the three and nine months ended September 30, 2023, we incurred restructuring charges of $6.3 million and $27.3 million, respectively. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. Of the 2023 charges, $9.5 million related to the early termination of certain leases and $17.8 million related to the redesign of our asset management, and customer and order management software systems. During the nine months ended September 30, 2024 and 2023, we paid $18.1 million and $32.4 million, respectively, related to these restructuring efforts.
During the remainder of 2024, we expect to incur additional restructuring charges of approximately $10 million, primarily related to the continued redesign of our asset management, and customer and order management software systems. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
Loss (gain) on business divestitures and impairments, net. During the three and nine months ended September 30, 2024, we recorded a net loss on business divestitures and impairments of $0.5 million and a net gain on business divestitures and impairments of $0.9 million, respectively. During the three and nine months ended September 30, 2023, we recorded a net gain on business divestitures and impairments of $1.5 million.
Settlements and withdrawals on pension plans. During the three and nine months ended September 30, 2024, we recognized a settlement of our defined benefit pension plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of benefit obligations to a third-party insurance company under a group annuity contract. As a result of the settlements, we recognized a non-cash gain of $7.4 million during the three and nine months ended September 30, 2024 related to the accelerated recognition of the proportional share of unamortized net actuarial gains in accumulated other comprehensive loss. We expect to settle all remaining obligations by the end of 2024.

US Ecology, Inc. acquisition integration and deal costs. During the three and nine months ended September 30, 2023, we incurred acquisition integration and deal costs of $6.2 million and $24.3 million, respectively, in connection with the acquisition of US Ecology, which included certain costs to integrate the business. The acquisition closed on May 2, 2022. Our integration of the business was substantially complete as of December 31, 2023.
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, treatment, consolidation, transfer and disposal of hazardous and non-hazardous waste and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions primarily consists of (1) fees we charge for the collection, treatment, transfer and disposal of hazardous and non-hazardous waste, (2) field and industrial services, (3) equipment rental, (4) emergency response and standby services, (5) in-plant services, such as transportation and logistics, including at our TSDFs and (6) in-plant services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical, steel and automotive plants and other governmental, commercial and industrial facilities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. The following table reflects our revenue by service line for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Collection:
Residential	$739.7	18.1%	$718.2	18.8%	$2,196.1	18.3%	$2,103.4	18.9%
Small-container	1,209.1	29.7	1,126.3	29.4	3,599.2	30.0	3,270.2	29.4
Large-container	774.6	19.0	753.0	19.7	2,277.7	19.0	2,192.4	19.7
Other	18.4	0.5	19.0	0.5	54.4	0.5	52.0	0.5
Total collection	2,741.8	67.3	2,616.5	68.4	8,127.4	67.8	7,618.0	68.5
Transfer	458.6		444.3		1,335.8		1,280.5
Less: intercompany	(247.0)		(238.1)		(733.2)		(703.3)
Transfer, net	211.6	5.2	206.2	5.4	602.6	5.0	577.2	5.2
Landfill	768.4		743.2		2,234.3		2,172.4
Less: intercompany	(315.6)		(306.9)		(936.9)		(912.6)
Landfill, net	452.8	11.1	436.3	11.4	1,297.4	10.8	1,259.8	11.3
Environmental solutions	479.6		424.0		1,408.4		1,273.8
Less: intercompany	(14.9)		(19.2)		(47.8)		(62.4)
Environmental solutions, net	464.7	11.4	404.8	10.6	1,360.6	11.4	1,211.4	10.9
Other:
Recycling processing and commodity sales	107.6	2.6	76.3	2.0	310.6	2.6	226.6	2.0
Other non-core	97.7	2.4	85.8	2.2	287.4	2.4	239.9	2.1
Total other	205.3	5.0	162.1	4.2	598.0	5.0	466.5	4.1
Total revenue	$4,076.2	100.0%	$3,825.9	100.0%	$11,986.0	100.0%	$11,132.9	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average yield	4.6%	5.8%	5.4%	6.1%
Fuel recovery fees	(0.2)	(1.1)	(0.2)	(0.2)
Total price	4.4	4.7	5.2	5.9
Volume	(1.2)	0.1	(1.0)	0.7
Change in workdays	0.3	(0.4)	0.1	—
Recycling processing and commodity sales	0.7	(0.2)	0.5	(0.8)
Environmental solutions	—	0.4	(0.2)	0.4
Total internal growth	4.2	4.6	4.6	6.2
Acquisitions / divestitures, net	2.3	1.7	3.1	5.3
Total	6.5%	6.3%	7.7%	11.5%

Core price	6.2%	7.0%	6.6%	7.5%
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
The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	As a % of Related Business		As a % of Related Business
Core price	7.4%	8.6%	8.0%	8.9%
Average yield	5.5%	7.2%	6.5%	7.2%
Volume	(1.5)%	0.1%	(1.2)%	0.8%
During the three and nine months ended September 30, 2024, we experienced the following changes in our revenue as compared to the same period in 2023:
•Average yield increased revenue by 4.6% and 5.4% for the three and nine months ended September 30, 2024, respectively, due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to changes in fuel prices, decreased revenue by 0.2% for both the three and nine months ended September 30, 2024, due to a decrease in fuel prices compared to the same periods in 2023.
•Volume decreased revenue by 1.2% and 1.0% during the three and nine months ended September 30, 2024, respectively. The decline in revenue in our large-container collection line of business was primarily driven by a slowing in construction-related activity. The decline in our residential and small-container lines of business is primarily attributable to certain municipal contract losses and broker-related business.
The decline in volume in our landfill line of business is primarily attributable to decreased special waste volumes, partially offset by increased solid waste volumes.
•Revenue increased by 0.3% and 0.1% due to the impact of the number of workdays during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, which drove an increase in volume across all lines of business.
•Recycling processing and commodity sales increased revenue by 0.7% and 0.5% during the three and nine months ended September 30, 2024, respectively, primarily due to an increase in overall commodity prices as compared to the same periods in 2023. The average price for recycled commodities at our recycling centers, excluding glass and organics, for the three and nine months ended September 30, 2024 was $177 and $168 per ton, respectively, compared to $112 per ton for the same periods in 2023.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.
•Environmental solutions decreased revenue by 0.2% during the nine months ended September 30, 2024, primarily due to a reduction in E&P disposal volumes which were impacted by a decline in oil rig counts, and lower event-based volumes relative to the same period in 2023, partially offset by price increases.
•Acquisitions, net of divestitures, increased revenue by 2.3% and 3.1% during the three and nine months ended September 30, 2024, respectively, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Labor and related benefits	$813.7	20.0%	$744.1	19.4%	$2,412.3	20.1%	$2,233.0	20.1%
Transfer and disposal costs	280.2	6.9	268.7	7.0	832.3	7.0	788.6	7.1
Maintenance and repairs	379.8	9.3	357.6	9.3	1,105.6	9.2	1,036.1	9.3
Transportation and subcontract costs	303.8	7.4	304.9	8.0	884.4	7.4	881.5	7.9
Fuel	113.4	2.8	136.7	3.6	360.4	3.0	406.3	3.6
Disposal fees and taxes	90.6	2.2	89.3	2.3	264.7	2.2	262.1	2.4
Landfill operating costs	88.1	2.1	82.6	2.2	274.5	2.3	248.4	2.2
Risk management	102.8	2.5	99.4	2.6	300.3	2.5	287.1	2.6
Other	194.5	4.8	201.0	5.4	598.2	5.0	534.9	4.8
Total cost of operations	$2,366.9	58.0%	$2,284.3	59.8%	$7,032.7	58.7%	$6,678.0	60.0%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three and nine months ended September 30, 2024 and 2023 are summarized below:
•Labor and related benefits increased due to higher hourly and salaried wages as a result of annual merit increases. Acquisition-related growth also contributed to the increase in labor and related benefits.
•Transfer and disposal costs increased in aggregate dollars primarily due to acquisition activity and higher disposal rates.
•During the three and nine months ended September 30, 2024, approximately 67% of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization), as compared to 68% for the same periods in 2023.

•Maintenance and repairs expense increased in aggregate dollars due to higher hourly wages as a result of annual merit increases, an increase in third-party maintenance, and parts inflation. Acquisition-related growth also contributed to the increase in maintenance and repairs expense.
•Our fuel costs decreased due to a decrease in the average diesel fuel price per gallon. The national average diesel fuel price per gallon for the three and nine months ended September 30, 2024 was $3.69 and $3.83, respectively, as compared to $4.24 and $4.20, respectively, for the same periods in 2023.
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
•Risk management expenses increased in aggregate dollars primarily due to higher premium costs as well as unfavorable claims development in our auto liability program, partially offset by favorable claims development in our general and worker's compensation liability programs.
•Other costs of operations increased for the nine months ended September 30, 2024 due to increased occupancy and facility related expenses as well as acquisition-related growth. These increases were partially offset by a favorable non-recurring insurance recovery related to a prior year claim.
Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Depreciation and amortization of property and equipment	$254.9	6.3%	$227.6	5.9%	$743.7	6.2%	$657.7	5.9%
Landfill depletion and amortization	127.6	3.1	121.4	3.2	378.5	3.2	346.5	3.1
Depreciation, amortization and depletion expense	$382.5	9.4%	$349.0	9.1%	$1,122.2	9.4%	$1,004.2	9.0%
Depreciation and amortization of property and equipment increased for the three and nine months ended September 30, 2024 primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased for the three and nine months ended September 30, 2024 due to an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $17.8 million and $54.3 million, or 0.4% of revenue, respectively, for the three and nine months ended September 30, 2024, compared to $17.3 million and $47.4 million, or 0.5% and 0.4% of revenue, respectively, for the same periods in 2023. Amortization expense increased due to assets added through acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $21.7 million and $57.7 million, or 0.6% and 0.5% of revenue, respectively, for the three and nine months ended September 30, 2024, compared to $16.0 million and $47.8 million, or 0.4% of revenue for the same periods in 2023. Amortization expense increased due to an increase in fees for cloud-based hosting arrangements.
Accretion Expense
Accretion expense was $26.7 million and $80.1 million, or 0.7% of revenue, respectively, for the three and nine months ended September 30, 2024, compared to $24.6 million and $73.2 million, or 0.6% and 0.7% of revenue, respectively, for the same periods in 2023.

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
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Salaries and related benefits	$278.5	6.9%	$254.2	6.6%	$834.1	6.9%	$770.6	6.9%
Provision for doubtful accounts	—	—	18.9	0.5	19.9	0.2	38.6	0.3
Other	127.5	3.1	122.8	3.2	373.6	3.1	343.8	3.1
Subtotal	406.0	10.0	395.9	10.3	1,227.6	10.2	1,153.0	10.3
US Ecology, Inc. acquisition integration and deal costs	—	—	6.2	0.2	—	—	24.3	0.2
Total selling, general and administrative expenses	$406.0	10.0%	$402.1	10.5%	$1,227.6	10.2%	$1,177.3	10.5%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2024 and 2023 are summarized below:
•Salaries and related benefits increased primarily due to higher wages and benefits resulting from annual merit increases as well as acquisition-related growth.
•Provision for doubtful accounts decreased primarily due to improvements in our cash collections and days sales outstanding as well as a favorable adjustment to a reserve established in a prior year. As of September 30, 2024, our days sales outstanding were 41.2, or 30.4 days net of deferred revenue, compared to 43.5, or 32.0 days net of deferred revenue, as of September 30, 2023.
•Other selling, general and administrative expenses increased in aggregate dollars for the three and nine months ended September 30, 2024, primarily due to an increase in professional fees and acquisition-related growth. The increase in other selling, general and administrative expenses for the nine months ended September 30, 2024 was partially offset by a favorable legal settlement recognized during the period.
•We incurred various acquisition integration and deal costs in connection with the acquisition of US Ecology. During the three and nine months ended September 30, 2023, these charges totaled $6.2 million and $24.3 million, respectively. The 2023 costs primarily related to the integration of certain software systems as well as rebranding of the business. The acquisition closed on May 2, 2022. Our integration of the business was substantially complete as of December 31, 2023.
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
During the three and nine months ended September 30, 2024, we recorded a net loss (gain) on business divestitures and impairments of $0.5 million and $(0.9) million, respectively. During the three and nine months ended September 30, 2023 we recognized a net gain on business divestitures and impairments of $1.5 million.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three and nine months ended September 30, 2024 and 2023, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on debt	$121.2	$108.6	$357.2	$317.1
Non-cash interest	19.1	20.4	54.0	65.5
Less: capitalized interest	(2.1)	(1.4)	(5.4)	(3.8)
Total interest expense	$138.2	$127.6	$405.8	$378.8
Total interest expense for the three and nine months ended September 30, 2024 increased primarily due to an increase in the overall principal balance of our fixed rate debt portfolio as a result of issuances of new senior notes and tax-exempt financings. This increase was partially offset by a gain of $7.8 million recognized during the nine months ended September 30, 2024 attributable to the early settlement of certain cash flow hedges related to the Term Loan Facility. The gain was recognized as a reduction of non-cash interest expense.
For the nine months ended September 30, 2024 and 2023, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swap, was $345.0 million and $321.5 million, respectively.
As of September 30, 2024, we had $2,034.4 million of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $20 million.
Loss on Extinguishment of Debt
During the three and nine months ended September 30, 2024, we recognized a loss of $2.4 million due to the amendment and restatement of the Credit Facility. During the nine months ended September 30, 2023, we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of $0.2 million.
Settlements and Withdrawals on Pension Plans
During the three and nine months ended September 30, 2024, we recognized a settlement of our defined benefit pension plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of benefit obligations to a third-party insurance company under a group annuity contract. As a result of the settlements, we recognized a non-cash gain of $7.4 million during the three and nine months ended September 30, 2024 related to the accelerated recognition of the proportional share of unamortized net actuarial gains in accumulated other comprehensive loss. We expect to settle all remaining obligations by the end of 2024.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2024 was 12.5% and 19.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2023 was 20.8% and 24.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2024 reflects a benefit of $81.0 million and $122.0 million, respectively, due to our investments in renewable energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code, $6.2 million due to the realization of additional federal and state benefits, as well as adjustments to deferred taxes due to the completion of our 2023 tax returns.

Our effective tax rate for the nine months ended September 30, 2023 reflected benefits of $20.6 million from tax settlements, $7.9 million from investments in solar energy assets qualifying for federal tax credits under Section 48 of the Internal Revenue Code, $6.8 million due to the realization of additional federal and state benefits, as well as adjustments to deferred taxes due to the completion of our 2022 tax returns.
Net cash paid for income taxes was $183.4 million and $137.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Summarized financial information regarding our reportable segments for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 12, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2024
Gross Revenue	$2,122.3	$2,005.4	$4,127.7	$467.4	$85.1	$4,680.2
Intercompany Revenue	(310.2)	(266.9)	(577.1)	(11.6)	(15.3)	(604.0)
Revenue allocations	31.9	29.0	60.9	8.9	(69.8)	—
Net Revenue	$1,844.0	$1,767.5	$3,611.5	$464.7	$—	$4,076.2
Adjusted EBITDA	$615.8	$569.2	$1,185.0	$118.3	$—	$1,303.3

Capital Expenditures	$249.8	$155.2	$405.0	$32.6	$16.1	$453.7
Total Assets	$13,784.1	$11,059.3	$24,843.3	$4,438.9	$2,531.9	$31,814.2

Three Months Ended September 30, 2023
Gross Revenue	$2,000.3	$1,927.1	$3,927.4	$424.3	$62.5	$4,414.2
Intercompany Revenue	(294.6)	(261.9)	(556.5)	(14.4)	(17.4)	(588.3)
Revenue allocations	26.0	24.2	50.2	(5.1)	(45.1)	—
Net Revenue	$1,731.7	$1,689.4	$3,421.1	$404.8	$—	$3,825.9
Adjusted EBITDA	$553.9	$500.4	$1,054.3	$91.4	$—	$1,145.7

Capital Expenditures	$165.0	$141.4	$306.4	$24.9	$37.7	$369.0
Total Assets	$13,112.6	$10,866.4	$23,979.0	$3,982.4	$2,081.4	$30,042.8
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2024
Gross Revenue	$6,231.1	$5,923.1	$12,154.2	$1,377.0	$251.5	$13,782.7
Intercompany Revenue	(925.2)	(785.3)	(1,710.5)	(36.1)	(50.1)	(1,796.7)
Revenue allocations	94.4	87.3	181.7	19.7	(201.4)	—
Net Revenue	$5,400.3	$5,225.1	$10,625.4	$1,360.6	$—	$11,986.0
Adjusted EBITDA	$1,765.0	$1,643.5	$3,408.5	$317.2	$—	$3,725.7

Capital Expenditures	$569.0	$410.8	$979.8	$92.4	$285.2	$1,357.4
Total Assets	$13,784.1	$11,059.3	$24,843.3	$4,438.9	$2,531.9	$31,814.2

Nine Months Ended September 30, 2023
Gross Revenue	$5,774.3	$5,653.0	$11,427.3	$1,278.9	$176.5	$12,882.7
Intercompany Revenue	(881.1)	(764.4)	(1,645.5)	(45.8)	(58.5)	(1,749.8)
Revenue allocations	71.6	68.1	139.7	(21.7)	(118.0)	—
Net Revenue	$4,964.8	$4,956.7	$9,921.5	$1,211.4	$—	$11,132.9
Adjusted EBITDA	$1,570.6	$1,464.4	$3,035.0	$266.9	$—	$3,301.9

Capital Expenditures	$421.6	$387.3	$808.9	$64.5	$209.8	$1,083.2
Total Assets	$13,112.6	$10,866.4	$23,979.0	$3,982.4	$2,081.4	$30,042.8
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three and nine months ended September 30, 2024 and 2023 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $553.9 million and $1,570.6 million for the three and nine months ended September 30, 2023, respectively, to $615.8 million and $1,765.0 million for the three and nine months ended September 30, 2024, respectively.
The most significant items impacting adjusted EBITDA in Group 1 during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 include:
•Net revenue for the three months ended September 30, 2024 increased 6.2% due to an increase in average yield in all lines of business and volume increases in our small container line of business. These increases were partially offset by decreased volume in our large container collection, transfer and landfill lines of business.
Net revenue for the nine months ended September 30, 2024 increased 8.4% due to an increase in average yield in all lines of business and increased volumes in our small container collection line of business. These increases were partially offset by volume declines in our large-container collection, landfill and transfer lines of business. The decline in volume in our landfill line of business is primarily attributable to decreased special waste volumes, partially offset by increased solid waste and construction and demolition volumes.
•Cost of operations increased primarily due to an increase in labor costs and higher third-party maintenance costs due to inflationary pressures and the impact of acquisitions. The unfavorable impact was partially offset by a decrease in fuel costs due to a decrease in average fuel price per gallon.
Group 2
Adjusted EBITDA in Group 2 increased from $500.4 million and $1,464.4 million for the three and nine months ended September 30, 2023, respectively, to $569.2 million and $1,643.5 million for the three and nine months ended September 30, 2024, respectively.

The most significant items impacting adjusted EBITDA in Group 2 during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 include:
•Net revenue for the three and nine months ended September 30, 2024 increased 4.4% and 5.1%, respectively, due to an increase in average yield in all lines of business and increased volumes in our landfill line of business. The increase in volume in our landfill line of business was primarily due to increased solid and special waste volumes. These increases were partially offset by decreased construction and demolition landfill volumes as well as decreased volumes in our collection and transfer lines of business.
•Cost of operations increased primarily due to an increase in labor costs and higher third-party maintenance costs due to inflationary pressures. The unfavorable impact was partially offset by a decrease in fuel costs due to a decrease in average fuel price per gallon.
Group 3
Adjusted EBITDA in Group 3 increased from $91.4 million and $266.9 million for the three and nine months ended September 30, 2023, respectively, to $118.3 million and $317.2 million for the three and nine months ended September 30, 2024, respectively.
The most significant items impacting adjusted EBITDA in Group 3 during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 include:
•Net revenue for both the three and nine months ended September 30, 2024 increased due to acquisition-related growth and favorable pricing.
•Cost of operations increased primarily due to an increase in labor costs and the impact of acquisitions, partially offset by a decrease in subcontract volumes.
Landfill and Environmental Matters
Available Airspace
As of September 30, 2024, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2023	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2024
Cubic yards (in millions):
Permitted airspace	4,821.3	—	—	12.0	(64.8)	—	4,768.5
Probable expansion airspace	282.7	3.5	—	(4.4)	—	—	281.8
Total cubic yards (in millions)	5,104.0	3.5	—	7.6	(64.8)	—	5,050.3
Number of sites:
Permitted airspace	207	—	1	—			208
Probable expansion airspace	14	1	—	(1)			14
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
As of September 30, 2024, 14 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 14 landfills have an estimated remaining average site life of 51 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2024:

	Gross Property and Equipment
	Balance as of December 31, 2023	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2024
Land	$878.1	$4.5	$(0.1)	$12.1	$—	$—	$3.2	$897.8
Landfill development costs	9,911.2	3.7	—	3.0	45.1	2.7	219.2	10,184.9
Vehicles and equipment	10,231.9	615.7	(299.6)	(12.3)	—	—	158.5	10,694.2
Buildings and improvements	1,921.9	14.8	(0.7)	15.4	—	—	49.4	2,000.8
Construction-in-progress - landfill	350.4	327.8	—	—	—	—	(218.8)	459.4
Construction-in-progress - other	553.6	282.0	—	0.4	—	—	(219.1)	616.9
Total	$23,847.1	$1,248.5	$(300.4)	$18.6	$45.1	$2.7	$(7.6)	$24,854.0

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2023	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2024
Landfill development costs	$(5,516.2)	$(374.8)	$—	$—	$(3.8)	$—	$(5,894.8)
Vehicles and equipment	(6,147.7)	(665.7)	290.0	0.6	—	6.3	(6,516.5)
Buildings and improvements	(832.3)	(82.0)	0.2	—	—	(3.0)	(917.1)
Total	$(12,496.2)	$(1,122.5)	$290.2	$0.6	$(3.8)	$3.3	$(13,328.4)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$83.4	$140.0
Restricted cash and marketable securities	203.1	163.6
Less: restricted marketable securities	(80.5)	(76.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$206.0	$227.5
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2024	December 31, 2023
Capping, closure and post-closure obligations	$57.9	$43.2
Insurance	145.2	120.4
Total restricted cash and marketable securities	$203.1	$163.6

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
In 2024, we expect to invest at least $250 million in acquisitions, including an investment in a post-collection business.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash Provided by Operating Activities	$2,914.0	$2,719.3
Cash Used in Investing Activities	$(1,748.5)	$(2,100.8)
Cash Used in Financing Activities	$(1,188.1)	$(579.2)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the nine months ended September 30, 2024 and 2023 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $244.0 million during the nine months ended September 30, 2024, compared to an increase of $68.9 million during the same period in 2023, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $99.9 million during the nine months ended September 30, 2024 due to the timing of billings net of collections, compared to a $161.0 million increase in the same period in 2023. As of September 30, 2024, our days sales outstanding were 41.2, or 30.4 days net of deferred revenue, compared to 43.5, or 32.0 days net of deferred revenue, as of September 30, 2023.
•Our prepaid expenses and other assets increased $59.5 million during the nine months ended September 30, 2024, compared to a $121.4 million decrease in the same period in 2023. The increase in prepaid expenses and other assets during the nine months ended September 30, 2024 is primarily driven by an increase in capitalized implementation costs for our cloud-based hosting arrangements and higher insurance premium costs, partially offset by a decrease of tax receivables due to the timing of our estimated tax payments.
•Our accounts payable decreased $26.3 million during the nine months ended September 30, 2024, compared to a $93.5 million increase in the same period in 2023, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $35.3 million during the nine months ended September 30, 2024, compared to $40.5 million in the same period in 2023.
•Cash paid for remediation obligations was $13.5 million higher during the nine months ended September 30, 2024, compared to the same period in 2023.

In addition, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swaps, was $345.0 million and $321.5 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for incomes taxes was $183.4 million and $137.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2024 and 2023 are summarized below:
•Capital expenditures during the nine months ended September 30, 2024 were $1,357.4 million, compared with $1,083.2 million for the same period in 2023.
•During the nine months ended September 30, 2024 and 2023, we paid $400.4 million and $1,051.1 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows (used in) provided by financing activities for the nine months ended September 30, 2024 and 2023 are summarized below:
•During the nine months ended September 30, 2024, we issued $900.0 million of senior notes for cash proceeds, net of discounts and fees, of $888.8 million. During the nine months ended September 30, 2023, we issued $1,200.0 million of senior notes for cash proceeds, net of discounts and fees, of $1,183.6 million. Net payments from notes payable and long-term debt were $1,219.0 million during the nine months ended September 30, 2024, compared to net payments of $1,084.5 million during the same period in 2023. For a more detailed discussion, see the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
•During the nine months ended September 30, 2024, we repurchased 1.7 million shares of our stock for $320.7 million, compared to repurchases of 1.3 million shares for $190.4 million during the same period in 2023.
•Dividends paid were $504.8 million and $469.5 million during the nine months ended September 30, 2024 and 2023, respectively.
Financial Condition
Debt Obligations
As of September 30, 2024, we had $513.0 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings each with an initial remarketing period of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, as of September 30, 2024, we had availability under our Credit Facility to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of September 30, 2024, we had availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of September 30, 2024.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200.0 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2024, we had $92.6 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2023, we had no borrowings outstanding under our Uncommitted Credit Facility.

The Credit Facility
In July 2024, we and our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower) entered into the Second Amended and Restated Credit Agreement (the Credit Facility) which amends and restates the unsecured revolving credit facility we entered into in August 2021. The total outstanding principal amount that we may borrow under the Credit Facility may not exceed the current aggregate lenders' commitments of $3.5 billion, and borrowings under the Credit Facility mature in July 2029. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders.
All loans to the Canadian Borrower and all loans denominated in Canadian dollars cannot exceed $1.0 billion (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.920% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Overnight Repo Rate Average. As of September 30, 2024 and December 31, 2023, C$241.0 million and C$201.5 million, respectively, were outstanding against the Canadian Sublimit. The weighted average interest rate for borrowings outstanding as of September 30, 2024 was 5.525%.
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
We had $178.3 million and $297.1 million of borrowings outstanding under the Credit Facility as of September 30, 2024 and December 31, 2023, respectively. We had $315.2 million and $336.5 million of letters of credit outstanding under our Credit Facility as of September 30, 2024 and December 31, 2023, respectively. We also had $594.8 million and $495.3 million of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of September 30, 2024 and December 31, 2023, respectively. As a result, availability under our Credit Facility was $2,411.5 million and $2,371.2 million as of September 30, 2024 and December 31, 2023, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of September 30, 2024, our total debt to EBITDA ratio was approximately 2.6 to 1.0 compared to the 3.75 to 1.0 maximum allowed by the covenants. As of September 30, 2024, we were in compliance with the covenants under our Credit Facility, and we expect to be in compliance throughout the remainder of 2024.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under the Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the Credit Facility to accelerate the maturity of all indebtedness under the Credit Facility. This could have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on the Credit Facility constitutes an event of default under other debt and derivative instruments. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the Credit Facility for relief from the financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Credit Facility or raise sufficient capital to repay such obligations in the event the maturity is accelerated.
Term Loan Facility
On April 29, 2022, we entered into a $1.0 billion term loan facility (the Term Loan Facility) which bore interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. We had $500.0 million of borrowings outstanding under the Term Loan Facility as of December 31, 2023. During the nine months ended September 30, 2024, we repaid the remaining balance of the Term Loan Facility.
Commercial Paper Program
We have entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $1.5 billion outstanding at any one time. The weighted average interest rate for borrowings outstanding as of September 30, 2024 was 4.910% with a weighted average maturity of 11 days.
We had $595.0 million and $496.0 million in aggregate principal amount of commercial paper issued and outstanding under the program as of September 30, 2024 and December 31, 2023, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of September 30, 2024.
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
In December 2023, we also issued $650.0 million of 5.000% senior notes due 2033. The proceeds of the December 2023 notes issuance were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
In June 2024, we issued $400.0 million of 5.000% senior notes due 2029 and $500.0 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of the remaining amount outstanding under the Term Loan Facility and the Uncommitted Credit Facility.
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
Tax-Exempt Financings
As of September 30, 2024 and December 31, 2023, we had $1,408.7 million and $1,280.6 million, respectively, of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2026 to 2054 and from 2024 to 2053, respectively.
Finance Leases
As of September 30, 2024 and December 31, 2023, we had finance lease liabilities of $291.1 million and $251.3 million, respectively, with maturities ranging from 2024 to 2063 for both periods.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of

September 30, 2024, our credit ratings were BBB+, Baa1 and A- by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc, respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of September 30, 2024, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $360.4 million during the nine months ended September 30, 2024, or 3.0% of revenue, compared to $406.3 million, or 3.6% of revenue, during the comparable period in 2023.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of September 30, 2024, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $10 million.

Revenue from recycling processing and commodity sales during the nine months ended September 30, 2024 and 2023 was $310.6 million and $226.6 million, respectively.
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
As of September 30, 2024, we had $2,034.4 million of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $20 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In November 2023, we acquired all of the issued and outstanding capital stock or other ownership interests of Advanced Chemical Transport LLC. In December 2023, we acquired all of the issued and outstanding membership and other equity interests of Central Texas Refuse, LLC and an affiliate thereof. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of September 30, 2024 did not include an assessment of internal control over financial reporting as it relates to these acquisitions. We will continue the process of implementing internal controls over financial reporting for these acquired businesses. These businesses contributed approximately 2% of revenue to our unaudited consolidated financial statements for the nine months ended September 30, 2024.

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
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $13 million relating to our outstanding legal proceedings as of September 30, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $8 million higher than the amount recorded as of September 30, 2024.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)(d)
July 1 - 31	450,000	$191.97	450,000	$2,745,999,140
August 1 - 31	175,000	$194.59	175,000	$2,711,945,335
September 1 - 30	163,335	$199.62	163,335	$2,679,339,853
	788,335		788,335
(a)     In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of September 30, 2024, there were 0.1 million repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Second Amended and Restated Credit Agreement, dated as of July 26, 2024, by and among Republic Services, Inc., USE Canada Holdings, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 31, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	October 29, 2024	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2024	By:	/s/ ELYSE M. CARLSEN
Elyse M. Carlsen
Vice President and Chief Accounting Officer (Principal Accounting Officer)