Form 10-K
period 2024-12-31
REPUBLIC SERVICES, INC.
filed 2025-02-14
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2024, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $61.0 billion.
As of February 6, 2025, the registrant had outstanding 312,284,953 shares of Common Stock (excluding treasury shares of 907,491).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I
ITEM 1.BUSINESS
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. We operate across the United States and Canada through 367 collection operations, 248 transfer stations, 75 recycling centers, 208 active landfills, 2 treatment, recovery and disposal facilities, 23 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 14 deep injection wells, and 1 polymer center. We are engaged in 79 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 125 closed landfills.
We believe the total addressable North American environmental services market in which we operate generates approximately $165 billion of annual revenue, which includes the $105 billion United States and Canada recycling and waste industry, $35 billion of the broader environmental solutions industry, and $25 billion in sustainability innovation (described below) and emerging waste and recycling technologies. Within our recycling and waste business, we prioritize investments in market verticals with above average growth rates and higher return profiles. Environmental solutions remains fragmented, which provides consolidation opportunities to drive scale. We believe customer demand for products and services that respond to evolving environmental trends, including decarbonization and circularity, should support above average growth rates and attractive returns in our sustainability innovation businesses. We believe we can further expand our addressable market into other segments of the environmental services industry over time by leveraging our differentiated capabilities, including (1) customer zeal, (2) digital and (3) sustainability.
We operate throughout North America, but the physical collection and recycling or disposal of material is very much a local business, and the dynamics and opportunities differ in each of the markets we serve. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the Company while maintaining day-to-day operating decisions at the local level, closest to the customer.
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
•Expansion of Recycling Capabilities - Based on the most recent United States Environmental Protection Agency (EPA) data, approximately 32% of municipal solid waste is recycled and/or composted. We expect that percentage to increase over the long-term as communities enhance and expand their recycling programs for their residents. As a key player in the circular economy, we are strategically focused on expanding recycling volume through innovative material handling processes and programs to help our customers achieve their goals related to sustainability and environmentally sound waste practices while also generating an appropriate return. In 2024, we commenced operation at our first Polymer Center in Las Vegas, Nevada, and completed construction at our Polymer Center in Indianapolis, Indiana. Our Polymer Centers are part of a vertical integration that will advance circularity for plastics and help us manage the plastics stream from curbside collection to delivery of recycled content for consumer packaging. Our Polymer Centers will enable us to produce food-grade drop-in substitutes for virgin plastics, while allowing us to expand recycling of plastics across North America. In 2023, we announced the development of Blue Polymers, a joint-venture with Ravago JV Holdings, LLC, creating vertical integration that will further advance circularity by acquiring all olefins produced by the Polymer Centers to further process and manufacture custom blended pellets for food-grade and non-food-grade packaging. Blue Polymers production facilities are currently being constructed in Indianapolis, Indiana, and Buckeye, Arizona. We will continue to look for opportunities to expand or enhance our recycling capabilities in markets where customers are demanding these services, demonstrating a willingness to pay and where we can earn an appropriate return on our investment.
•Infrastructure Development - We seek to identify opportunities to further our position as a vertically integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, recycling centers, transfer stations, TSDFs, deep well injection facilities, and landfills. Where appropriate, we seek to obtain permits to build recycling centers, transfer stations, TSDFs, deep well injection facilities, and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Additionally, we seek opportunities to expand and permit new airspace at our existing landfills in order to replace airspace consumed. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available. Through landfill and fleet innovation, recycling and circularity of key materials and renewable energy production, we are committed to continuous development of environmentally responsible operations that increase our efficiency as well as our ability to partner with customers to create a more sustainable world.
External Growth - Acquisitions and Public-Private Partnerships
•Our acquisition growth strategy focuses primarily on acquiring privately held environmental services businesses that complement our existing business platform. We believe our ability to successfully complete these acquisitions is enhanced by the challenges facing many privately-held companies, including increasing competition in the environmental services industry, increasing capital requirements due to changes in regulatory requirements and technology and the limited number of exit strategies for privately-held companies. We also evaluate stand-alone opportunities to acquire businesses and/or facilities that are being divested by other publicly-owned companies.
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

Operating Model
Our operating model allows us to deliver a consistent, high-quality service to all our customers through the Republic Way: One Way. Everywhere. Every Day. This approach of developing standardized processes with rigorous controls and tracking allows us to leverage our scale and deliver durable operational excellence. The Republic Way is the key to harnessing the best of what we do as operators and translating that across all facets of our business. Key elements of our operating model are our organizational structure, safety, fleet automation, fleet electrification and standardized maintenance.
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
Safety
Republic is dedicated to the safety of our employees, customers and the communities we serve. We have a dedicated team of safety professionals at our corporate headquarters and in our field operations, led by our Vice President of Environmental Health and Safety who reports directly to our Chief Operating Officer. Due to the nature of our industry, we make safety a top priority and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 24% better than the industry average. Our Think, Choose, Live slogan encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees use, there are constant reminders for employees to go home in the same condition in which they came to work. Our goal is to ensure every one of our employees returns home safely each night.
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
•Celebrate Together: We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, the National Waste & Recycling Association’s Driver of the Year. Republic drivers have won 69% of the Driver of the Year awards issued for the large truck category since 2009. In addition, our best drivers are recognized and rewarded with competing in our National Road-EO competition.
•Analyze Together: We analyze real-time data to make short- and long-term decisions and identify opportunities for improvement. Examples include analysis of roadway awareness training, data mapping and other employee protection and preparedness insights.
•Innovate Together: We employ the latest technologies in our fleet, including automation, rear cameras, in-cab backup alarms and event recording systems, and we take a data-driven approach to support our employees. We also work with equipment manufacturers to incorporate safety elements such as seat belt alarms, blind spot awareness, lane departure alarms and other potentially lifesaving equipment in our fleet.
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
Fleet Electrification
We believe we are taking a leadership position in electric technology innovation for our recycling and waste collection fleet. This is a critical step toward reducing our environmental impact through lower fleet emissions. We believe it will also improve our total cost of ownership while providing a competitive advantage in certain communities. We are partnering with multiple manufacturers to pilot electric-powered recycling and waste trucks. As electric vehicle technology continues to develop, we expect to further deploy electrification to our fleet. As of December 31, 2024, we operated 52 electric collection vehicles and had 22 commercial scale electric charging facilities.
Standardized Maintenance
Based on an industry trade publication, we operate the third largest vocational fleet in the United States. As of December 31, 2024, our average fleet age for recycling and waste collection vehicles in years, by line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,300	7.7
Small-container	5,500	7.2
Large-container	4,800	9.0
Total	17,600	7.9
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
People and Talent Agenda
Being human-centered is at the core of our robust people and talent agenda. We strive to maintain an environment that attracts and retains the best talent. Our approximately 42,000 full-time employees are a critical component in successfully executing our strategy and running our operations. We work hard to remain a company where the best people, with exceptional talents and diverse backgrounds, can thrive and foster a culture of caring where people feel respected, supported and encouraged to bring their best selves to work every day.
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
We support inclusion and connectivity for our diverse populations through our Business Resource Groups (BRG) and focus on the involvement of our field locations in all of our BRGs, including Women of Republic, VALOR (Veterans, Advocacy, Learning, Outreach and Recruiting), UNIDOS, the Black Employee Network and PRISM in support of the LGBTQ+ community. In May 2024, we launched a new BRG called AAPI in support of the Asian American and Pacific Islander community.
Employee Engagement
We believe an engaged workforce is a key element of our success as engaged employees deliver better customer service and are more productive. We measure employee engagement through a third-party survey, assessing employee sentiment on a variety of topics such as pride for the Company, job satisfaction and intention to stay. Our data reinforces that business units with a highly engaged workforce experience less turnover. We also found that employees whose leaders are highly inclusive are more likely to speak up and share their perspective. Regularly hearing from our employees allows us to understand how to support and strengthen an exceptional employee experience. Our goal is to achieve and maintain employee engagement scores at or above 88 by 2030. Our employee engagement score was 86 in 2024, which is above a national benchmark by seven points. Approximately 99% of our employees participated in the engagement survey process in March and September 2024, which represented an all-time high participation rate and is 24% higher than the national benchmark. Employee engagement is a core part of our business strategy, which is why we compensate our General Managers, in part, on their employee engagement scores. This reinforces our commitment for leaders to listen and take action on employee feedback and helps to ensure that our leaders are held accountable and rewarded for their efforts to drive a more engaged workforce.
Talent Development
We are committed to providing our employees with opportunities to develop throughout their careers. Our programs, including new hire onboarding and new leader assimilation, reinforce our Company values, expectations and business approach. We relaunched our successful Leadership Fundamentals program in 2022, targeting field leaders. With a goal of reaching all leaders through this program, approximately 1,226 leaders completed this training in 2024, with approximately 1,600 more slated to participate in 2025. Targeted development experiences support the growth of people in key roles, including Driver Training, Technician Training, Supervisor Training, Sales Acceleration and General Manager Onboarding, among others. We believe these programs provide the fundamental skills necessary to be successful across roles. Additionally, to meet the specific needs of the business, we opened a comprehensive Technical Training Institute in April 2021 where we train and develop our technicians. We have had 267 participants in the course since its inception.
Our leadership programs are a critical part of growing our people. We remain focused on attracting, hiring and developing early career leaders. Our rotational training and development programs, including our General Manager Acceleration Program (GMAP) and Operations Manager Acceleration Program, help us attract, develop and advance a diverse and talented pool of individuals from across our organization. Our Executive Leadership team sponsors these programs, providing visibility and support for the career advancement of our high-potential talent across the organization. Since the beginning of these programs in 2017, 109 leaders have graduated into leadership positions. Additionally, our MBA intern program, with 51 participants since 2019, introduces strong talent to the organization and is a path of opportunity into the GMAP program. We have found that these programs and experiences help ensure that the next generation of leaders build the necessary skills and experiences to be successful in their roles today and in the future.
We continue to leverage innovative training methods using mixed mediums to deliver trainings and instruction to our employees across the country. We remain committed to expanding employee participation in learning programs that are relevant to our business strategy and contribute to career advancement for our employees.

Compensation and Benefits
We offer compensation and benefits that help improve our employees' overall financial, physical and emotional wellbeing, as well as recognize hard work with opportunities to grow. Our commitment to paying market competitive wages enables us to attract and hire talent all across the country, including an expansion of many opportunities to work remotely. Our approach to paying for performance supports our focus on pay equity. Our compensation packages are designed to provide employees with a stable and livable wage and growth potential. Our focus on wellness also provides our employees with a competitive paid time off plan, access to preventative care, advice on financial planning and support for mental health, contributing to our efforts to provide a total rewards package that improves and enhances the lives of our employees.
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
We continue to expand our offering of products and services to meet customer demand for a single provider for their environmental service needs. We have made progress on this front, including through the expansion of our environmental solutions segment supported by the acquisition of US Ecology, along with subsequent acquisitions. Our acquisitions of leading environmental solutions providers enable us to offer a complete set of products and services, including treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. For services that we do not provide, we fulfill demand through our alliance partnerships while maintaining the customer facing relationship.
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
Digital
The goal of prioritizing our digital capabilities is to allow us to provide a consistent experience across our business. We believe investments in our digital platforms support improved processes for our employees that lead to enhanced employee engagement and enable our customers to do business with us through more channels and with better access to information, ultimately driving increased customer loyalty.
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

We are leveraging technology to digitally connect our customers, drivers, logistics analysts, supervisors and trucks via our "RISE" dispatch platform and in-cab technology. With the roll-out of this technology we have improved productivity through more real-time routing information and data visualization tools, increasing customer connectivity and enabling automated service verification communications and enhancing the employee experience by providing better tools and technology designed around employee interaction.
We have installed advanced technology on recycling and waste collection vehicles that utilizes cameras to identify recycling contamination and overfilled containers. We expect this technology will reduce recycling contamination over time and drive incremental revenue.
We are in the early stages of deploying our “MPower” enterprise asset management system to digitally connect our maintenance team to our collection fleet of vehicles. This technology is designed to streamline our fleet maintenance record keeping and parts management processes and allow improved technician efficiency and enhanced warranty recovery across our fleet. We expect the deployment of this technology to be complete in late 2025.
Sustainability
The goal of our differentiating sustainability capabilities is to provide our customers with fully integrated sustainable solutions that support a cleaner, safer and healthier world. We have long been a leader in environmental services and sustainability. We introduced our Elements of Sustainability, the foundation of our sustainability platform, in 2014. Our elements, Safety, Talent, Climate Leadership and Communities, are deeply integrated into our business and anchor our ambitious 2030 sustainability goals.
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
•Safety Amplified: Achieve zero annual employee fatalities
•Incident Reduction: Reduce OSHA Total Recordable Incident Rate (TRIR) to 2.0 or less by 2030
•Engaged Workforce: Achieve and maintain employee engagement scores at or above 88 by 2030
•Science Based Target: Reduce absolute Scope 1 and 2 greenhouse gas emissions 35% by 2030(2), approved by SBTi(3), with an interim goal of achieving a 10% reduction by 2025(4)
•Circular Economy: Increase recovery of key materials by 40% on a combined basis by 2030(2)
•Renewable Energy: Increase beneficial reuse of biogas by 50% by 2030(2)
•Charitable Giving: Create sustainable neighborhoods through strong community partnerships for 45 million people by 2030(2)
We believe that reducing our impact on the planet and improving the quality of life for its inhabitants are the right things to do, and they are also necessary actions to ensure a vibrant future for our organization.
Refer to our Sustainability Report for our progress toward our 2030 sustainability goals, and refer to our full suite of climate-related sustainability reporting for updates regarding our progress toward our climate goals, including the Task Force on Climate-Related Financial Disclosures (TCFD), SASB, Global Reporting Initiative and CDP Climate Change, all of which can be found at republicservices.com/sustainability/reporting. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
(1) We have aligned our 2030 goals with the following UN Sustainable Development Goals: (3) Good Health and Well-being, (4) Quality Education, (7) Affordable Clean Energy, (8) Decent Work and Economic Growth, (9) Industry, Innovation and Infrastructure, (10) Reduced Inequalities, (11) Sustainable Cities and Communities, (12) Responsible Consumption and Production, (13) Climate Action and (14) Peace, Justice and Strong Institutions.
(2) Targets are relative to the 2017 baseline year.
(3) SBTi, or Science Based Targets initiative, is a collaboration between CDP, the United Nations Global Compact, World Resources Institute and the World Wide Fund for Nature.

(4) Interim target achieved early, in fiscal year 2023.
Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. The predictability of our free cash flows allows us to efficiently execute our capital allocation strategy, which includes investing in value-creating acquisitions and returning free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated BBB+ by Standard & Poor’s Ratings Services, A- by Fitch Ratings, Inc. and Baa1 by Moody’s Investors Service, Inc. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital.
Dividends
In July 2024, our Board of Directors approved an increase in the quarterly dividend to $0.580 per share, which represents an increase of approximately 8% over the prior year. This increase represented the 21st consecutive year of a dividend increase. Over the last five years, our dividends have increased at a compounded annual growth rate of 6.4%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective starting January 1, 2024, and extending through December 31, 2026. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the parameters around which we repurchase our shares. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for repurchase authority remaining as of December 31, 2024.
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
Jon Vander Ark was named Chief Executive Officer in 2021. Since joining Republic in 2013, Mr. Vander Ark has held management roles of increasing responsibility, including Executive Vice President, Chief Marketing Officer, Executive Vice President, Operations, Executive Vice President, Chief Operating Officer, President and his current role as President and Chief Executive Officer. Prior to joining the Company, he served as a partner at McKinsey & Company’s Detroit office, managing clients across a variety of industries, including transportation, logistics, manufacturing and consumer products. Mr. Vander Ark serves on the Board of Directors of Lennox International Inc.
Brian Bales was named Executive Vice President, Chief Development Officer in February 2015. Mr. Bales has been with Republic for over 25 years, serving as Executive Vice President, Business Development from December 2008 to February 2015 and Vice President, Corporate Development from 1998 to December 2008. Prior to his time at Republic, Mr. Bales held roles of increasing responsibility in finance and business development for Ryder System, Inc. from 1993 to 1998 and served as chief financial officer for EDIFEX & VTA Communications from 1988 through 1993. Prior to that, Mr. Bales was an accountant for PwC (formerly Price Waterhouse) from 1986 to 1988. Mr. Bales serves on the Board of Directors of RB Global, Inc.

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
Brian DelGhiaccio was named Executive Vice President, Chief Financial Officer in June 2020. Mr. DelGhiaccio has over 25 years of experience with Republic in a variety of roles of increasing responsibility. He was named Executive Vice President and Chief Transformation Officer in June 2019. Before that, Mr. DelGhiaccio served as Vice President, Investor Relations from 2012 to 2014, progressed to Senior Vice President, Finance from 2014 to 2017 and then to Senior Vice President, Business Transformation in 2017. Prior to his time at Republic, Mr. DelGhiaccio worked in the audit practice of Arthur Andersen. Mr. DelGhiaccio serves on the Board of Directors of Aramark.
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
Amanda Hodges was named Executive Vice President, Chief Commercial Officer in August 2024. In this role, Ms. Hodges leads the Company’s sales organization and customer service team to drive profitable growth and customer loyalty. Prior to her current role, Ms. Hodges served as Executive Vice President, Chief Marketing Officer from November 2020 to August 2024. Prior to joining Republic, Ms. Hodges spent 15 years in leadership roles for Dell Technologies, most recently serving as Senior Vice President of North America Marketing and the Global Customer Briefing Program. Before joining Dell, Ms. Hodges worked as a consultant for McKinsey & Company.
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
Julia Arambula was named Senior Vice President, Operations, Environmental Solutions in August 2024. Ms. Arambula joined the company in 2002 and has held a variety of roles of increasing responsibility. In her current role, Ms. Arambula is responsible for maximizing field performance, ensuring superior service delivery, executing the operating plan, and achieving financial and operational results for Group 3, our environmental solutions business. Prior to her current role, Ms. Arambula was Senior Vice President, Operations over Group 2 from November 2021 to August 2024. Prior to that, Ms. Arambula served as Senior Vice President, Operations Support from March 2020 to November 2021, where she led the operations support function for the Company, including collections, post collections, recycling operations, fleet & asset management and engineering & environmental compliance. Ms. Arambula held the position of Vice President, Financial Planning and Analysis from March 2015 to March 2020, and prior to that held a variety of finance and accounting roles of increasing responsibility. Prior to Republic, Ms. Arambula was a senior auditor with Arthur Anderson.
Larson Richardson was named Senior Vice President, Operations in December 2023. In his current role, Mr. Richardson is responsible for maximizing field performance, ensuring superior service delivery, executing the operating plan, and achieving financial and operational results for Group 1, which covers recycling and waste field operations in the western portion of the United States and Canada. Prior to his current role, Mr. Richardson was Area President over the Company’s Heartland Area from June 2019 to December 2023, where he was responsible for leading the execution of the operating plan and results for the recycling and waste operations within the Heartland. Prior to that, Mr. Richardson was Area Vice President for the Southeast Area from September 2017 to June 2019, and held the position of Senior Manager Municipal Sales from June 2015 to September 2017. Mr. Richardson started with Republic as a General Manager in the Southeast Area, a position he held from May 2012 to June 2015. Prior to Republic, Mr. Richardson was an Area General Manager at Waste Industries USA.
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
Recycling & Waste Services
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by managing material streams from the point of collection through recycling processing or disposal. During the year ended December 31, 2024, approximately 67% of the total solid waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority, customers are willing to pay for the service and we can earn an appropriate return on our investment.
Collection Services
We provide residential, small-container and large-container collection services through 367 collection operations. In 2024, approximately 68% of our total revenue was derived from our collection business, of which approximately 18% of our total revenue related to residential services, approximately 30% related to small-container services, approximately 19% related to large-container services and approximately 1% related to other collection services.
Our residential collection business involves the curbside collection of material for transport to transfer stations, or directly to recycling centers, organics processing facilities, or landfills. We typically perform residential collection services under contracts with municipalities, which we generally secure through competitive bids, which give us exclusive rights to service all or a portion of the homes in the municipalities. These contracts usually range in duration from one to five years, although some of our exclusive franchises are for significantly longer periods. We also perform residential services on a subscription basis, in which individual households contract directly with us. The fees received for subscription residential collection are based primarily on the market, collection frequency, type of service, the distance to the disposal facility and the cost of processing or disposal. In general, subscription residential collection fees are paid quarterly in advance by the customers receiving the service.
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
Transfer Services
We own or operate 248 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2024. Our collection operations deposit material at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers.

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
Recycling Processing Services
We own or operate 75 recycling centers. These centers generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 2% of our total revenue during 2024. Approximately 82% of our total recycling center volume is fiber based and includes OCC, ONP and other mixed paper. During 2024, we processed and sold 2.1 million tons, excluding glass and organics, from our recycling centers. An additional 2.2 million tons were collected by us and delivered to third parties. We are investing in innovative recycling technology and have expanded our organics operations to help customers meet their diversion goals. We processed 1.1 million and sold 0.3 million tons of organic materials, respectively, from our recycling centers in 2024.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $11 million.
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
Landfill Services
We own or operate 208 active landfills. Our landfill tipping fees charged to third parties accounted for approximately 11% of our revenue during 2024. As of December 31, 2024, we had 41,158 estimated permitted acres and estimated total available disposal capacity of 5.0 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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

Environmental Solutions
We have the capabilities to address the complex environmental and sustainability needs of our customers. Our environmental solutions offerings include collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste; field and industrial services; equipment rental; emergency response and standby services; and in-plant services. Environmental solutions volume is generated by the daily operations of industrial, petrochemical and refining facilities and oil and natural gas exploration and production sites, including maintenance, plant turnarounds and capital projects. Volume also is generated by private and government funded projects including site remediation, redevelopment or emergency spill response. In 2024, approximately 11% of our revenue was derived from environmental solutions.
Waste Treatment & Disposal
We own or operate 6 active hazardous waste landfills, 9 active energy waste landfills, 2 treatment, recovery and disposal facilities, 23 treatment, storage and disposal facilities, 5 salt water disposal wells and 14 deep injection wells. We recycle, treat and dispose of hazardous and non-hazardous industrial wastes. The waste streams handled include substances which are classified as “hazardous” because of their corrosive, ignitable, reactive or toxic properties and other wastes subject to federal, state and provincial environmental regulation. The waste we handle comes in solid, liquid and sludge form and can be received in a variety of containerized and bulk forms and transported to our facilities by truck and rail.
We also operate thermal desorption units that recover oil and metal bearing catalyst from refinery and other organic and oil-based waste. The recycled oil and recycled catalyst are sold to third parties.
Field Services
Our field services include a wide range of specialty and total waste management services provided to refineries, chemical plants, manufacturing plants, pharmaceutical manufacturers, technology companies, research laboratories and other government, commercial and industrial facilities either on-site or at our network of facilities. These services include industrial cleaning and maintenance, retail services, lab pack, site remediation, equipment cleaning and maintenance services, specialty equipment rental, transportation and emergency response.
As an integral part of our services, we employ highly trained staff and operate a network of service centers that characterize, package and collect hazardous and non-hazardous wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations.
Sustainability Innovation
We are uniquely positioned to offer products and services to address the complex sustainability needs of our customers. Our sustainability innovation product and service offerings include operations that allow for greater material circularity and support decarbonization. We believe demand for post-consumer content in consumer packaging and low carbon energy alternatives continues to increase. We are able to invest independently or through joint ventures to create solutions for the evolving marketplace.
Circularity
In 2024, we commenced operations at our first Polymer Center in Las Vegas and completed construction of our second Polymer Center in Indianapolis. Through its Polymer Centers, Republic is the first company to manage the plastics stream through an integrated process from curbside collection of recycled material to production and delivery of high-quality recycled content for consumer packaging. Rigid plastics – polyethylene terephthalate (PET), high-density polyethylene (HDPE) and polypropylene (PP) – collected from residential and commercial customers and sorted at local recycling facilities are delivered to the Polymer Center for secondary processing. Each facility is expected to produce more than 100 million pounds per year of recycled plastic, including 100% post-consumer PET flake delivered to the food-grade marketplace to enable bottle-to-bottle circularity. In addition, HDPE and PP packaging such as detergent jugs or butter tubs, which today are collected in multicolored bundles, can be separated by plastic type and color. We plan to commence operations at the Indianapolis Polymer Center during 2025 and anticipate opening two additional Polymer Centers in the coming years.
In 2023, we announced the creation of Blue Polymers, LLC, a joint venture with Ravago, that will further advance circularity in the plastics industry. The Blue Polymers facilities will utilize the color-sorted recycled HDPE and PP from our Polymer Centers to create custom recycled resins for consumer packaging and other applications. The process is expected to convert recycled HDPE and PP into fully formulated products for use in both food-grade and non-food-grade sustainable applications. Four Blue Polymers facilities are planned to open over the coming years, beginning with an Indianapolis facility in 2025. Once operational, these facilities are expected to produce a combined 300 million pounds per year of recycled plastics. Products are expected to include custom-blended and compounded materials for individual customers to help them achieve their sustainability goals and comply with federal, state or local requirements for recycled content.

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
As of December 31, 2024, we operated 79 landfill gas-to-energy projects. The majority of these projects were developed and are owned by a third party, where we earn a royalty based on renewable energy sold. We presently have 45 landfill gas-to-renewable natural gas (RNG) projects in development that are expected to begin operations in the coming years. The majority of the development portfolio is part of a joint venture with Archaea Energy, a bp company, in which Republic is a minority equity owner. RNG is a low-carbon, pipeline-quality fuel that’s fully interchangeable with fossil fuel-derived natural gas; it can be used as a transportation fuel in commercial fleets, including our own.
We also are producing renewable energy at our landfills through solar projects we host at six sites, which generate clean electricity for local communities.
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
We provide essential environmental services in the communities we serve and our operations can be adversely affected by periods of inclement or severe weather and natural disasters, which could increase the volume of material collected under our existing contracts (without corresponding compensation), delay the collection and disposal of material, reduce the volume of material delivered to our disposal sites or delay the construction or expansion of our landfill sites and other facilities. These risks may increase with the physical impacts of climate change. The impacts from adverse weather and natural disasters have the potential to last several months and to affect several facilities. We have business continuity plans in place for severe weather, natural disasters and other emergencies—hurricanes, tornadoes, flooding, winter storms, earthquakes and wildfires, among others—to help limit disruptions in our operations and help ensure the continuity of our services. Our operations can also be favorably affected by severe weather and natural disasters, which could increase the volume of material in situations where we are able to charge for our additional services. Refer to our TCFD Report for more information on climate impacts and our risk management strategies, available at investor.republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
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
A decrease in regulation may lower barriers to entry for our competitors. Further, we compete with counties and municipalities that operate their own collection and disposal facilities, and have the benefits of tax revenue and greater opportunities for tax-exempt financing.
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
•The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only hazardous wastes, but also can be based upon the existence of small quantities of more than 700 substances currently characterized by the EPA as hazardous, many of which are found in common household waste. The EPA may also designate additional substances as hazardous; in 2024, the EPA finalized a rule that designated two PFAS as hazardous substances. Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment, or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves. In addition, the EPA has established a National Priorities List of sites at which hazardous substances have been, or are threatened to be, released and which require investigation or cleanup.
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
In addition, our vehicle fleet may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past decade, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) passenger automobiles and light-duty trucks (collectively, light-duty vehicles); and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. EPA and NHTSA periodically issue rules covering additional model years, typically increasing the stringency of the relevant vehicle standards, and those rules are frequently challenged in court.
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
Canadian Waste Regulation
Certain of our Group 3 operations and facilities are subject to, among other regulations, Canadian hazardous and non-hazardous waste regulations. The Canadian federal government regulates issues within federal jurisdiction, including activities that cross provincial boundaries or affect Canada’s relations with other nations. The Canadian provinces also have jurisdiction over environmental matters within their respective boundaries, including primary responsibility for regulation and management of hazardous and non-hazardous waste.
The main federal laws governing waste management are the Canadian Environmental Protection Act, 1999 (CEPA) and the Transportation of Dangerous Goods Act, 1992. Environment and Climate Change Canada (ECCC) is the federal agency with responsibility for environmental matters. CEPA charges ECCC and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Cross-border Movement of Hazardous Waste and Hazardous Recyclable Material Regulations under CEPA control the transboundary movement of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or transport them through Canada notify ECCC and obtain a permit to do so.
Certain of our facilities are subject to the Québec Environment Quality Act, the Ontario Environmental Protection Act or the Alberta Environmental Protection and Enhancement Act and their respective regulations. These statutes and regulations regulate the generation, collection, characterization, documentation, transport, storage, treatment, recovery and disposal of hazardous and non-hazardous wastes, establish the requirements for waste management facilities and waste transportation systems and govern actual or potential releases of contaminants in the environment, such as air emissions and soil, groundwater and surface water contamination issues. Similarly, the federal Fisheries Act and provincial statutes such as the Ontario Water Resources Act also regulate releases of contaminants to bodies of water.
Hazardous waste transporters are required to hold permits to operate under the provincial statutes and regulations and are also subject to safety documentation and reporting requirements under provincial law and the federal Transportation of Dangerous Goods Act, 1992.
Maritime Regulations
Our Group 3 operations own and use 63 vessels registered under the United States flag. Accordingly, we are subject to various United States federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our United States-flag vessels are subject to the direct jurisdiction of the United States Coast Guard, the United States Customs and Border Protection and the United States Maritime Administration as well as other federal and state agencies. We are also subject to international laws and conventions and the local laws of foreign jurisdictions when we operate outside of the United States.
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
We are also subject to a number of safety, security and environmental laws and regulations, including the Oil Pollution Act of 1990, CERCLA, the Clean Air Act, and the International Ship and Port Facility Security Code (ISPFS Code), an amendment to the International Convention for the Safety of Life at Sea (SOLAS) as implemented in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. Under the ISPS Code, we perform worldwide security assessments, risk analyses and develop vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those United States-flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to the latest revision of Marsec Directive 104-6.
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
We are engaged in 79 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program, which was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, known as renewable identification numbers (RINs), from renewable fuel producers. The amount of RIN credits generated by each gallon of renewable fuel depends on the process and feedstock used to create the specific renewable fuel. There is a market for RINs and, as we and/or our partners produce RFS-compliant renewable fuel, RINs are generated and sold to parties purchasing such RINs to achieve compliance with the RFS program.
Climate and Sustainability Trends
Jurisdictions have been updating climate policies toward the goal of reporting and reducing greenhouse gas (GHG) emissions through a broad range of sustainability initiatives. We believe reducing our impact on the planet and improving the quality of life of its inhabitants are the right things to do, and have committed to heightened emissions reduction goals. Taking into account the challenges associated with quantifying environmental services emissions precisely, we evaluate and offer strategic opportunities to provide our customers with sustainable solutions to reduce their GHG emissions as new regulatory and business developments related to concerns about climate change arise. As a provider of a highly regulated public service, we recognize the importance of broad stakeholder engagement in these endeavors, and we actively seek opportunities for discussion on more sustainable materials management practices. In addition, we cooperate with and support initiatives at the federal and state level that encourage sustainable practices including the production and use of renewable, low-carbon fuels and electricity and the processing of recyclables and organics.
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
ITEM 1A. RISK FACTORS
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. Among other sections of this Form 10-K, the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may not prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•general economic and market conditions, including inflation and changes in fuel, interest rates, international trade restrictions, labor, risk, health insurance and other variable costs that generally are not within our control, and our exposure to credit and counterparty risk;
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
The risks included here are not exhaustive. Refer to the Risk Factors in this Item 1A for further discussion regarding our exposure to risks. You should be aware that any forward-looking statement in this Annual Report on Form 10-K and the documents incorporated herein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-

looking statement. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.
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
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer, disposal and other environmental services. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $470 million in 2024, or 2.9% of revenue, compared to $542 million in 2023, or 3.6% of revenue.
At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $27 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $38 million. A substantial rise or drop in fuel costs could materially affect our revenue and cost of operations.
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

We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable materials and resulted in lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows. In 2024, approximately 82% of our recycling center volume was fiber-based and included OCC, ONP and other mixed paper.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities change both annual revenue and operating income by approximately $11 million. Accordingly, a substantial rise or drop in recycled commodity prices could materially affect our revenue and operating income. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we do not have any such hedging agreements currently, and we may not enter into these agreements in the future.
Acute and chronic weather events, including those brought about by climate change, may adversely impact our operations and increase the costs of collection, transfer, disposal and other environmental services we provide.
Our operations could be adversely impacted by extreme weather events, changing weather patterns and rising mean temperature and sea levels, some of which we are already experiencing. For example, we have operations in multiple states that are affected by hurricanes and/or wildfires, and we have seen the impact of storms and associated flooding or other damage in our day-to-day operations and to our infrastructure. Changing weather patterns and rising temperatures are expected to result in more severe heat waves, fires, storms and other extreme weather events. Any of these factors could increase the volume of material collected or processed under our existing contracts (without corresponding compensation), impede our employees' and equipment's ability to operate, result in asset impairment, disrupt our supply chain, delay the development of landfill capacity, or reduce the volume of material generated by our customers. In addition, while we have business continuity plans in place for severe weather, natural disasters and other emergencies, these events may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.
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
We cannot assure you that we will be able to obtain or maintain the permits required for our operations because permits to operate new landfills, transfer stations and other facilities, or to expand the permitted capacity of existing landfills, increase acceptable volume at transfer stations or otherwise increase the capabilities of our facilities, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners, governmental agencies and others may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Such actions could also create risks related to our reputation, which may limit our ability to do business. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new landfills, transfer stations and other facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills, transfer stations and other facilities, or expanding existing facilities. Our failure to obtain the required permits to operate our landfills, transfer stations and other facilities could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. In addition, we may have to transport and dispose collected waste at facilities operated by our competitors or haul the waste long distances at a higher cost to one of our other facilities, either of which could significantly increase our waste transportation and disposal costs.

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
As of December 31, 2024, approximately 22% of our workforce was covered by collective bargaining agreements. If our union-represented employees engage in strikes, work stoppages or other slowdowns, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse effect on our consolidated financial condition, results of operations and cash flows. We have experienced interrupted service when our union-represented employees have engaged in strikes and work stoppages in the past, and we would expect the same to occur as a result of any future strikes or work stoppages. Additional groups of employees may seek union representation in the future which could result in increased operating costs. If a greater percentage of our workforce becomes union-represented, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
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
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of material, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to, among other things, enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We may not be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes, including those relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern, could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at our waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes, which could have a negative effect on our consolidated financial position, results of operations and cash flows. For example, the EPA in 2024 listed two PFAS as hazardous substances under CERCLA, and has indicated it is considering listing additional PFAS as hazardous substances under CERCLA, which could trigger additional obligations or liabilities under CERCLA or other laws and regulations. Further, under certain municipal and other agreements, we are subject to landfill diversion requirements that if not met, subject us to liquidated damages and other costs and expenses, the result of which could adversely affect our business, reputation and operating margins.
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
Absent comprehensive federal legislation to control greenhouse gas emissions, the EPA has taken certain actions administratively under its existing Clean Air Act authority. The EPA is compelled to issue rules by the United States Supreme Court's April 2007 Massachusetts v. EPA ruling that greenhouse gases are pollutants for purposes of the Clean Air Act and the EPA's December 2009 finding that continued emissions of greenhouse gases endanger human health and welfare. With respect to our light- and heavy-duty vehicle fleet, the EPA has issued regulations limiting greenhouse gas emissions and increasing fuel economy standards. The EPA and the NHTSA periodically issue additional regulations covering additional model years of vehicles, typically increasing the stringency of the relevant vehicle standards, and those rules are frequently challenged in court. For further discussion, see Item 1. Business – Regulation – Federal Regulation – The Clean Air Act, in this Annual Report on Form 10-K. These standards and further federal efforts to curtail greenhouse gas emissions and to increase the fuel efficiency of light-duty and heavy-duty vehicles could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
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
In Canada, the federal Greenhouse Gas Pollution Pricing Act imposes a carbon pricing system for industry in provinces and territories that have not implemented carbon pricing systems of their own or, in the opinion of the federal government, have implemented carbon pricing systems that do not align with the federal benchmark requirements. This federal system imposes a carbon levy to the sale of fuel and sets out an output-based pricing system that applies to industrial emitters that meet certain criteria set out in the statute and its regulations, which creates a price incentive for industrial emitters to reduce greenhouse gas emissions by establishing a regulatory trading system for industry. The carbon levy on fuel is administered by the Canada Revenue Agency and is a carbon tax that applies to the sale of 22 different types of fuel as set out in the statute and its regulations. As of 2024, the Fuel Charge is $80 per ton of CO2e and will increase to $95 per ton on April 1, 2025 and to $170 per ton by 2030. Additionally, the Canadian federal government proposed draft regulations in June 2024 intended to reduce methane emissions from solid waste landfills, the consultation period for which closed on August 28, 2024. Both direct and indirect costs associated with compliance with this and other greenhouse gas legislation could have a material adverse effect on our consolidated financial condition, results of operations and cash flows, including material increases to our capital or operating costs related to matters such as infrastructure upgrades or increased fuel costs.
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
We are engaged in 79 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy RINs from renewable fuel producers. RIN prices generally respond to administrative actions, decisions and/or regulations from the EPA, including the issuance of an annual renewable volumetric obligation, as well as fluctuations in supply and demand. Changes in the RFS market, the structure of the RFS program or RIN prices and demand may impact the financial performance of the projects developed to capture and treat gas and could impact or alter our projected future investments.
Risks Related to Financial Strategy and Indebtedness
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2024, we had approximately $13 billion in principal value of debt and finance leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
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
Weakness in the United States economy can reduce the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or other environmental services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows.
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
In September 2024, the U.S. Treasury and the IRS proposed regulations regarding the calculation of the Corporate Alternative Minimum Tax (CAMT). The CAMT was enacted as part of the Inflation Reduction Act of 2022 and generally applies to large corporations with average annual financial statement income exceeding $1 billion. The proposed regulations include a mathematical formula that would be used to allocate an investor’s distributive share of income and loss from partnership investments, including investments in renewable energy projects through tax equity partnerships accounted for using the Hypothetical Liquidation at Book Value method (HLBV). As currently proposed, the application of such mathematical formula to our investments accounted for using HLBV, particularly during the early phases of a renewable energy facility’s operation, could result in us incurring substantial taxes under the CAMT. We believe such a result would be both unintended and inconsistent with the underlying policy of the CAMT. In response, we have both submitted comments and testified at an IRS hearing to address our concerns. If our concerns about this mathematical formula are not addressed in a favorable manner and the regulations are adopted as proposed, they could require the payment of significant additional income taxes that could adversely impact our results of operations or cause unanticipated fluctuations in our results of operations or financial conditions in future periods.
Weakened or volatile economic conditions have and may continue to harm our industry, business and results of operations.
Our business is directly affected by changes in local, national, global and general economic factors and overall economic activity that are outside of our control, including changes in governmental monetary policies, international trade restrictions, consumer confidence, slowing economic growth, inflation, pandemics, supply chain issues and interest rates. In recent years, for example, the COVID-19 pandemic, inflation, the Ukraine-Russia conflict, United States-China relations, the Israel-Gaza conflict, monetary policy changes, and the resulting increases in interest rates negatively impacted the economy, disrupted supply chains and created significant volatility and disruption of financial markets. In particular, disruption of the labor market and supply chains related to vehicles, especially trucks and the mechanical and electrical components necessary to service them, negatively impacts our ability to provide services. A weak or volatile economy may result in decreases in volumes, which adversely affects our revenues. In addition, we have certain fixed costs (e.g., facility expense associated with long-term leases, depreciation expense and accretion expense), which may be difficult to adjust quickly to match declining volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, a decline in volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Operating in an environment of worsening economic conditions could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Further, recovery in the environmental services industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.
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
Our cybersecurity program is designed based on the concepts of control maturity and control efficacy. For control maturity, our cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and is assessed annually by an independent third party against our yearly control maturity targets in the context of current cyber threat and industry trends. The NIST CSF assessment results are used to validate the progress made against the current year maturity targets, inform the program’s strategic priorities and establish maturity targets for the following year. These assessment results are provided to our Audit Committee and our Board of Directors on an annual basis.
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
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the United States and Canada where we conduct operations. As of December 31, 2024, we operated across the United States and Canada through 367 collection operations, 248 transfer stations, 75 recycling centers, 208 active landfills, 2 treatment, recovery and disposal facilities, 23 TSDFs, 5 salt water disposal wells, 14 deep injection wells and 1 polymer center. In the aggregate, our active solid waste landfills total 118,938 acres, including 41,158 permitted acres. We are engaged in 79 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 125 closed landfills. We believe that our property and equipment are adequate for our current needs.
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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K; and (2) environmental remediation liabilities, which totaled $447 million at December 31, 2024 and which are discussed in Note 8, Landfill and Environmental Costs, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $13 million relating to our outstanding legal proceedings as of December 31, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $6 million higher than the amount recorded as of December 31, 2024.

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
There were 460 holders of record of our common stock at February 6, 2025, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In January 2025, our Board of Directors declared a regular quarterly dividend of $0.580 per share for shareholders of record on January 2, 2025. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2024, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c) (d)
October 1 – 31	213,887	$199.63	213,887	$2,636,641,614
November 1 – 30	175,021	$199.14	175,021	$2,601,787,584
December 1 – 31	400,000	$203.41	400,000	$2,520,421,874
	788,908		788,908
(a)In October 2023, our Board of Directors approved a $3 billion share repurchase authorization effective starting January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2024, there were less than 1 million repurchased shares pending settlement.
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
(d)Excludes a 1% excise tax imposed by the Inflation Reduction Act.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2024.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2019 to December 31, 2024 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2019 and that all dividends were reinvested.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Republic Services, Inc.
S&P 500 Index
DJ W&DS Index

	Indexed Returns for the Years Ended December 31,
	2019	2020	2021	2022	2023	2024
Republic Services, Inc.	$100	$110	$161	$151	$196	$241
S&P 500 Index	$100	$118	$152	$125	$158	$197
DJ W&DS Index	$100	$107	$149	$141	$166	$198
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
For further discussion regarding our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Developments
2025 Financial Guidance
In 2025, we will focus on pricing in excess of cost inflation, driving profitable volume growth, investing in sustainability to improve the environment and drive growth, investing in value-creating acquisitions and advancing technology to improve productivity and increase customer retention. Specific guidance follows:
Revenue
We expect revenue to be in the range of $16.850 billion to $16.950 billion. We expect growth from average yield on total revenue to be approximately 4% and related revenue to be approximately 5%. We expect the impact from volume on total revenue to be in a range of (0.25%) to 0.25%.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2025 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2024. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2025	(Actual) Year Ended December 31, 2024
Diluted earnings per share	6.79 - 6.87	$6.49
Restructuring charges	0.03	0.07
Gain on business divestitures and impairments, net	—	(0.07)
Adjustment to withdrawal liability for multiemployer pension funds	—	(0.02)
Loss on extinguishment of debt and other related costs	—	(0.01)
Adjusted diluted earnings per share	6.82 - 6.90	$6.46
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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2024, we operated across the United States and Canada through 367 collection operations, 248 transfer stations, 75 recycling centers, 208 active landfills, 2 treatment, recovery and disposal facilities, 23 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 14 deep injection wells and 1 polymer center. We are engaged in 79 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 125 closed landfills.
Revenue for the year ended December 31, 2024 increased by 7.1% to $16,032 million compared to $14,965 million in 2023. This change in revenue is due to increased average yield of 5.1%, acquisitions, net of divestitures of 2.6%, recycling processing and commodity sales of 0.5%, change in workdays of 0.3% and environmental solutions revenue of 0.1%, partially offset by decreased volume of 1.1% and fuel recovery fees of 0.4%.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	2024		2023
Revenue	$16,032	100.0%	$14,965	100.0%
Expenses:
Cost of operations	9,350	58.3	8,943	59.8
Depreciation, amortization and depletion of property and equipment	1,517	9.5	1,368	9.1
Amortization of other intangible assets	79	0.5	66	0.4
Amortization of other assets	81	0.5	67	0.5
Accretion	107	0.7	98	0.7
Selling, general and administrative	1,674	10.4	1,609	10.8
Adjustment to withdrawal liability for multiemployer pension funds	—	—	5	—
Gain on business divestitures and impairments, net	(1)	—	(4)	—
Restructuring charges	29	0.2	33	0.2
Operating income	$3,196	19.9%	$2,780	18.5%
Our pre-tax income was $2,432 million for the year ended December 31, 2024, compared to $2,191 million in 2023. Our net income attributable to Republic Services, Inc. was $2,043 million, or $6.49 per diluted share, for 2024, compared to $1,731 million, or $5.47 per diluted share, for 2023.
During 2024 and 2023, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax impact, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2024 and 2023. For comparative purposes, prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Pre-tax Income	Tax Impact(1)	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Tax Impact(1)	Net Income - Republic	Diluted Earnings per Share
As reported	$2,432	$389	$2,043	$6.49	$2,191	$460	$1,731	$5.47
Restructuring charges	29	8	21	0.07	33	8	25	0.08
Gain on extinguishment of debt and other related costs, net	(6)	(2)	(4)	(0.01)	—	—	—	—
Gain on certain divestitures and impairments, net	(30)	(8)	(22)	(0.07)	(4)	5	(9)	(0.03)
Settlements and withdrawals on pension plans	(8)	(2)	(6)	(0.02)	5	2	3	0.01
US Ecology, Inc. acquisition integration and deal costs	—	—	—	—	34	9	25	0.08
Total adjustments	(15)	(4)	(11)	(0.03)	68	24	44	0.14
As adjusted	$2,417	$385	$2,032	$6.46	$2,259	$484	$1,775	$5.61
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
Restructuring charges. In 2024 and 2023, we incurred restructuring charges of $29 million and $33 million, respectively. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. Of the 2023 charges, $9 million related to the early termination of certain leases and $24 million related to the redesign of our asset management, and customer and order management software systems. We paid $25 million and $39 million during 2024 and 2023, respectively, related to these restructuring efforts.
In 2025, we expect to incur restructuring charges of approximately $15 million, primarily related to the design and implementation of a new accounts receivable system. Substantially all of these restructuring charges will be recorded in our corporate entities and other segment.
Gain on extinguishment of debt and other related costs, net. During 2024, we recognized a loss of $2 million due to the amendment and restatement of the Credit Facility. Additionally, we recorded a net gain of $8 million attributable to the early settlement of certain cash flow hedges related to the Term Loan Facility. The gain was recognized as a reduction of interest expense. During 2023,we incurred a loss on the early extinguishment of debt related to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of less than $1 million.
Gain on certain divestitures and impairments, net. During 2024, we recorded a net gain on certain divestitures and impairments of $30 million, of which $29 million was due to a gain on the sale of a transfer station facility and $1 million related to a gain on business divestitures and impairments. During 2023, we recorded a net gain of $4 million related to business divestitures and impairments.
Settlements and withdrawals on pension plans. During 2024, we recognized a settlement of our defined benefit pension plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of benefit obligations to a third-party insurance company under a group annuity contract. As a result of the settlements, we recognized a non-cash gain of $8 million related to the accelerated recognition of the proportional share of unamortized net actuarial gains in accumulated other comprehensive loss. During 2023, we recorded a charge to earnings of $5 million for a withdrawal event at multiemployer pension funds to which we contribute.
US Ecology, Inc. acquisition integration and deal costs. In 2023, we incurred acquisition integration and deal costs of $34 million in connection with the acquisition of US Ecology, which included certain costs to integrate the business. The acquisition closed on May 2, 2022, and our integration of the business was substantially complete as of December 31, 2023.
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

The following table reflects our revenue by service line for the years ended December 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	2024		2023
Collection:
Residential	$2,939	18.3%	$2,823	18.9%
Small-container	4,820	30.1	4,439	29.7
Large-container	3,024	18.9	2,922	19.5
Other	72	0.4	69	0.4
Total collection	10,855	67.7	10,253	68.5
Transfer	1,780		1,699
Less: intercompany	(975)		(933)
Transfer, net	805	5.0	766	5.1
Landfill	2,981		2,885
Less: intercompany	(1,240)		(1,206)
Landfill, net	1,741	10.9	1,679	11.2
Environmental solutions	1,907		1,701
Less: intercompany	(64)		(76)
Environmental solutions, net	1,843	11.5	1,625	10.9
Other:
Recycling processing and commodity sales	409	2.5	312	2.1
Other non-core	379	2.4	330	2.2
Total other	788	4.9	642	4.3
Total revenue	$16,032	100.0%	$14,965	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2024 and 2023:

	2024	2023
Average yield	5.1%	6.1%
Fuel recovery fees	(0.4)	(0.2)
Total price	4.7	5.9
Volume	(1.1)	0.5
Change in workdays	0.3	—
Recycling processing and commodity sales	0.5	(0.5)
Environmental solutions	0.1	0.1
Total internal growth	4.5	6.0
Acquisitions / divestitures, net	2.6	4.8
Total	7.1%	10.8%

Core price	6.5%	7.4%
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

The following table reflects average yield, core price and volume as a percentage of related-business revenue for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	As a % of Related Business
Average yield	6.2%	7.3%
Core price	7.8%	8.9%
Volume	(1.3)%	0.7%
During 2024, we experienced the following changes in our revenue as compared to 2023:
•Average yield increased revenue by 5.1% due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.4%, primarily due to a decrease in fuel prices compared to 2023.
•Volume decreased revenue by 1.1% during 2024 as compared to 2023 primarily driven by a decrease in volume in our large container collection line of business, primarily driven by a slowing in construction-related activity. Additionally, we experienced declines in our residential, small-container and transfer lines of business primarily attributable to certain municipal contract losses and broker-related business.
•Revenue increased by 0.3% due to the impact of the number of workdays during 2024 as compared to 2023, which drove an increase in volume across all lines of business.
•Recycling processing and commodity sales increased revenue by 0.5% primarily due to an increase in overall commodity prices as compared to 2023. The average price for recycled commodities, excluding glass and organics, for 2024 was $164 per ton compared to $117 per ton for 2023.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $11 million.
•During 2024, environmental solutions revenue increased by 0.1% primarily due to an increase in event-based volumes and price increases relative to the same period in 2023.
•Acquisitions, net of divestitures, increased revenue by 2.6%, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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

The following table summarizes the major components of our cost of operations for the years ended December 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	2024		2023
Labor and related benefits	$3,213	20.0%	$2,994	20.0%
Transfer and disposal costs	1,101	6.9	1,055	7.1
Maintenance and repairs	1,468	9.2	1,388	9.3
Transportation and subcontract costs	1,212	7.6	1,171	7.8
Fuel	470	2.9	542	3.6
Disposal fees and taxes	351	2.2	348	2.3
Landfill operating costs	367	2.3	335	2.2
Risk management	401	2.4	385	2.6
Other	796	5.5	725	4.9
Subtotal	9,379	59.0	8,943	59.8
Gain on certain divestitures and impairments, net	(29)	(0.7)	—	—
Total cost of operations	$9,350	58.3%	$8,943	59.8%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
Our cost of operations increased in aggregate dollars for the year ended December 31, 2024 compared to the same period in 2023 as a result of the following:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases. Acquisition-related growth also contributed to the increase in labor and related benefits.
•Transfer and disposal costs increased in aggregate dollars primarily due to acquisition-related growth and higher disposal rates.
During 2024 approximately 67% of the total solid waste volume we collected was disposed at landfill sites that we own or operate (internalization), as compared to 68% in 2023.
•Maintenance and repairs expense increased in aggregate dollars due to higher hourly wages as a result of annual merit increases, parts inflation and an increase in third-party maintenance. Acquisition-related growth also contributed to the increase in maintenance and repairs expense.
•Transportation and subcontract costs increased in aggregate dollars due to an increase in transportation rates. Acquisition-related growth also contributed to the increase in transportation and subcontract costs.
•Our fuel costs decreased due to a decrease in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for 2024 was $3.76 compared to $4.21 for 2023.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $27 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $38 million per year.
•Disposal fees and taxes increased in aggregate dollars in 2024 primarily due to increased royalties and host fees from an increase in volume at certain landfills as compared to 2023.
•Landfill operating costs increased during 2024 primarily due to increased leachate transportation and maintenance on our gas extraction systems due in part to increased rainfall in select geographic regions, as well as an increase in remediation adjustments recorded during 2024.
•Risk management expenses increased in aggregate dollars primarily due to higher premium costs as well as unfavorable claims development in our auto liability program, partially offset by favorable claims development in our general and worker's compensation liability programs.
•Other costs of operations increased in aggregate dollars during 2024 due to increased occupancy and facility related expenses as well as acquisition-related activity. These increases were partially offset by a favorable non-recurring insurance recovery related to a prior year claim.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	2024		2023
Depreciation and amortization of property and equipment	$1,003	6.3%	$897	6.0%
Landfill depletion and amortization	514	3.2	471	3.1
Depreciation, amortization and depletion expense	$1,517	9.5%	$1,368	9.1%
Depreciation and amortization of property and equipment increased primarily due to assets added through acquisitions.
Landfill depletion and amortization expense increased in aggregate dollars due to an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships and, to a lesser extent, non-compete agreements. Expenses for amortization of other intangible assets were $79 million, or 0.5% of revenue, for the year ended December 31, 2024, compared to $66 million, or 0.4% of revenue, for 2023. Amortization expense increased due to additional assets acquired as a result of our business acquisitions.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $81 million, or 0.5% of revenue, for the year ended December 31, 2024, compared to $67 million, or 0.5% of revenue, for 2023.
Accretion Expense
Accretion expense was $107 million, or 0.7% of revenue, and $98 million, or 0.7% of revenue, for the years ended December 31, 2024 and 2023, respectively.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2024 and 2023 (in millions of dollars and as a percentage of revenue):

	2024		2023
Salaries and related benefits	$1,129	7.0%	$1,050	7.0%
Provision for doubtful accounts	27	0.2	53	0.4
Other	518	3.2	472	3.1
Subtotal	1,674	10.4	1,575	10.5
US Ecology, Inc. acquisition integration and deal costs	—	—	34	0.2
Total selling, general and administrative expenses	$1,674	10.4%	$1,609	10.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during 2024 as compared to 2023 are summarized below:
•Salaries and related benefits increased in aggregate dollars primarily due to higher wages and benefits resulting from annual merit increases as well as higher management incentive expense as a result of outperforming our annual incentive metrics. Acquisition-related growth also contributed to the growth in salaries and related benefits.

•Provision for doubtful accounts decreased primarily due to improvements in our cash collections and days sales outstanding as well as favorable adjustments to reserves established in a prior year. As of December 31, 2024, our days sales outstanding were 40.9, or 30.0 days net of deferred revenue, compared to 42.0, or 30.9 days net of deferred revenue, as of December 31, 2023.
•Other selling, general and administrative expenses increased for the year ended December 31, 2024, largely due to an increase in meeting and travel costs, consulting costs and acquisition-related growth, partially offset by a favorable legal settlement.
•During the year ended December 31, 2023 we incurred $34 million of acquisition integration and deal costs with the acquisition of US Ecology, primarily related to the integration of certain software systems as well as rebranding of the business. Our integration of the business was substantially complete as of December 31, 2023.
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
During the years ended December 31, 2024 and 2023, we recorded a net gain on business divestitures and impairments of $1 million and $4 million, respectively.
Restructuring Charges
For a discussion or restructuring charges incurred during the years ended December 31, 2024 and 2023 see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions for the years ended December 31, 2024 and 2023 (in millions of dollars):

	2024	2023
Interest expense on debt	$479	$430
Non-cash interest	71	86
Less: capitalized interest	(11)	(8)
Total interest expense	$539	$508
Total interest expense for 2024 increased compared to 2023 primarily due to higher interest rates on our fixed rate debt. The increase attributable to our fixed rate debt is primarily due to the issuance of senior notes in 2024 with coupons ranging from 5.000% to 5.200%, the proceeds of which were used to repay outstanding senior notes with a coupon of 2.500%. This increase was partially offset by a gain of $8 million recognized in 2024 attributable to the early settlement of certain cash flow hedges related to the Term Loan Facility. The gain was recognized as a reduction of non-cash interest expense.
Cash paid for interest, excluding net swap settlements for our fixed-to-floating and floating-to-fixed interest rate swaps, was $487 million and $423 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, we had $2,160 million of floating rate debt including floating rate swap contracts. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $22 million.
Loss on Extinguishment of Debt
During the year ended December 31, 2024, we recognized a loss of $2 million due to the amendment and restatement of the Credit Facility. During the year ended December 31, 2023, we incurred a loss on the early extinguishment of debt due to the early repayment of a portion of our Term Loan Facility. We incurred non-cash charges related to the proportional share of unamortized deferred issuance costs of less than $1 million.
Adjustment to Withdrawal Liability for Multiemployer Pension Funds
During 2023, we recorded a $5 million charge related to the withdrawal from a certain multiemployer pension plan. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.

Income Taxes
Our provision for income taxes was $388 million and $460 million for 2024 and 2023, respectively. Our effective tax rate, exclusive of non-controlling interests, for the years ended December 31, 2024 and 2023 was 16% and 21%, respectively. Net cash paid for income taxes was approximately $313 million and $343 million for the years ended December 31, 2024 and 2023, respectively.
During 2024, we acquired non-controlling interests in limited liability companies established to own renewable energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments using the equity method of accounting and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2024 tax provision reflects a benefit of $222 million due to the tax credits related to these investments.
We also made qualified investments in renewable natural gas and commercial electric vehicles during 2024 which, due to tax credits, reduced our tax provision by approximately $18 million.
Our 2023 tax provision was reduced by $87 million related to the tax credits from our non-controlling interests in limited liability companies established to own renewable energy assets.
In addition, during 2023 we resolved IRS examinations for our tax years 2014 - 2018 that, in the aggregate, reduced our tax provision by approximately $21 million.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $50 million available as of December 31, 2024. These state net operating loss carryforwards expire at various times between 2025 and 2044. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2024, we have provided a valuation allowance of $45 million.
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
Corporate entities and other include marketing, operations support, business development, legal, tax, treasury, information technology, risk management, human resources and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable segments to calculate adjusted EBITDA by reportable segment.

Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Cost of operations and selling, general and administrative are significant segment expenses used in the evaluation. Summarized financial information regarding our reportable segments for the years ended December 31, 2024 and 2023 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate adjusted EBITDA for each segment, see Note 15, Segment Reporting, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2024
Gross Revenue	$8,332	$7,891	$16,223	$1,864	$331	$18,418
Intercompany Revenue	(1,235)	(1,037)	(2,272)	(49)	(65)	(2,386)
Revenue Allocations	123	115	238	28	(266)	—
Net Revenue	$7,220	$6,969	$14,189	$1,843	$—	$16,032
Cost of Operations	4,129	4,079	8,208	1,142	—	9,350
SG&A	738	671	1,409	265	—	1,674
Other Segment Items	—	29	29	—	—	29
Adjusted EBITDA	$2,353	$2,190	$4,543	$436	$—	$4,979
Capital Expenditures	$874	$574	$1,448	$136	$271	$1,855
Total Assets	$14,250	$11,046	$25,296	$4,459	$2,647	$32,402

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2023
Gross Revenue	$7,769	$7,566	$15,335	$1,701	$243	$17,279
Intercompany Revenue	(1,171)	(1,011)	(2,182)	(56)	(76)	(2,314)
Revenue Allocations	96	91	187	(20)	(167)	—
Net Revenue	$6,694	$6,646	$13,340	$1,625	$—	$14,965
Cost of Operations	3,878	4,033	7,911	1,032	—	8,943
SG&A	681	649	1,330	279	—	1,609
Other Segment Items	—	—	—	(34)	—	(34)
Adjusted EBITDA	$2,135	$1,964	$4,099	$348	$—	$4,447
Capital Expenditures	$707	$542	$1,249	$145	$237	$1,631
Total Assets	$13,665	$10,988	$24,653	$4,471	$2,286	$31,410
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments for 2024 compared to 2023 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $2,135 million for the year ended December 31, 2023 to $2,353 million for the year ended December 31, 2024.
The most significant items impacting adjusted EBITDA in Group 1 during the year ended December 31, 2024 compared to the year ended December 31, 2023 include:
•Net revenue for the year ended December 31, 2024 increased 7.9% from 2023 due to an increase in average yield in all lines of business partially offset by volume declines in our large container collection and landfill lines of business.
•Cost of operations increased due to an increase in labor and third party maintenance costs due to inflationary pressures. The unfavorable impact was partially offset by decreases in fuel costs due to a decrease in average fuel cost per gallon.
•Total assets increased primarily due to additions in property and equipment.
Group 2
Adjusted EBITDA in Group 2 increased from $1,964 million for the year ended December 31, 2023 to $2,190 million for the year ended December 31, 2024.
The most significant items impacting adjusted EBITDA in Group 2 during the year ended December 31, 2024 compared to the year ended December 31, 2023 include:
•Net revenue for the year ended December 31, 2024 increased 4.9% from 2023 due to an increase in average yield in all lines of business and increased volume in our landfill line of business. These increases were partially offset by decreased volume in our collection and transfer lines of business.
•Cost of operations increased due to an increase in labor and maintenance costs due to inflationary pressures. The unfavorable impact was partially offset by decreases in fuel costs due to a decrease in average fuel cost per gallon.
Group 3
Adjusted EBITDA in Group 3 increased from $348 million for the year ended December 31, 2023 to $436 million for the year ended December 31, 2024.
The most significant items impacting adjusted EBITDA in Group 3 during the year ended December 31, 2024 compared to the year ended December 31, 2023 include:
•Net revenue for the year ended December 31, 2024 increased due to acquisition-related growth, favorable pricing, and an increase in event-based volumes.
•Cost of operations increased primarily due to an increase in labor costs and the impact of acquisitions.
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

Available Airspace
As of December 31, 2024, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace as of December 31, 2024.

	Balance as of December 31, 2023	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2024
Cubic yards (in millions):
Permitted airspace	4,821	—	—	7	(87)	4	4,745
Probable expansion airspace	283	4	—	(5)	—	—	282
Total cubic yards (in millions)	5,104	4	—	2	(87)	4	5,027
Number of sites:
Permitted airspace	207	—	1	—			208
Probable expansion airspace	14	1	—	(1)			14
The following table reflects changes in capacity and remaining capacity for these landfills, as measured in cubic yards of airspace, as of December 31, 2023.

	Balance as of December 31, 2022	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2023
Cubic yards (in millions):
Permitted airspace	4,817	—	40	47	(86)	3	4,821
Probable expansion airspace	198	124	—	(39)	—	—	283
Total cubic yards (in millions)	5,015	124	40	8	(86)	3	5,104
Number of sites:
Permitted airspace	206	—	3	(2)			207
Probable expansion airspace	13	3	—	(2)			14
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
As of December 31, 2024, 14 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 14 landfills have an estimated remaining average site life of 49 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2024:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	23	—	23	11%
6 to 10 years	21	1	22	11
11 to 20 years	34	4	38	18
21 to 40 years	49	5	54	26
41+ years	67	4	71	34
Total	194	14	208	100%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2024, accrued final capping, closure and post-closure costs were $2,144 million, of which $96 million were current and $2,048 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Investment in Landfills
As of December 31, 2024, we expect to spend an estimated additional $12 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $17 billion, or $3.36 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2024 (in millions):

	Balance as of December 31, 2024	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$195	$—	$195
Landfill development costs	10,518	11,988	22,506
Construction-in-progress – landfill	437	—	437
Accumulated depletion and amortization	(6,031)	—	(6,031)
Net investment in landfill land and development costs	$5,119	$11,988	$17,107

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2024 and 2023:

	2024	2023
Number of landfills owned or operated	208	207
Net investment, excluding non-depletable land (in millions)	$4,924	$4,745
Total estimated available disposal capacity (in millions of cubic yards)	5,027	5,104
Net investment per cubic yard	$0.98	$0.93
Landfill depletion and amortization expense (in millions)	$514	$471
Accretion expense (in millions)	107	98
	621	569
Airspace consumed (in millions of cubic yards)	87	86
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$7.14	$6.62
During 2024 and 2023, our average compaction rate was approximately 2,000 pounds per cubic yard based primarily on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2024 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2023	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2024
Land	$878	$5	$(3)	$18	$—	$—	$(1)	$897
Landfill development costs	9,911	5	—	6	61	90	445	10,518
Vehicles and equipment	10,232	848	(357)	4	—	—	271	10,998
Buildings and improvements	1,922	44	(5)	18	—	—	140	2,119
Construction-in-progress - landfill	350	494	—	—	—	—	(407)	437
Construction-in-progress - other	554	498	1	—	—	—	(478)	575
Total	$23,847	$1,894	$(364)	$46	$61	$90	$(30)	$25,544

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2023	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2024
Landfill development costs	$(5,516)	$(501)	$—	$—	$(13)	$(1)	$(6,031)
Vehicles and equipment	(6,148)	(897)	345	1	—	7	(6,692)
Buildings and improvements	(832)	(111)	3	—	—	(4)	(944)
Total	$(12,496)	$(1,509)	$348	$1	$(13)	$2	$(13,667)

The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2023 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2022	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2023
Land	$780	$4	$(2)	$95	$—	$—	$1	$878
Landfill development costs	9,574	9	(14)	(137)	61	40	378	9,911
Vehicles and equipment	9,465	749	(348)	161	—	—	205	10,232
Buildings and improvements	1,705	78	(14)	63	—	—	90	1,922
Construction-in-progress - landfill	358	440	—	(39)	—	—	(409)	350
Construction-in-progress - other	359	456		28	—	—	(289)	554
Total	$22,241	$1,736	$(378)	$171	$61	$40	$(24)	$23,847

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2022	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2023
Landfill development costs	$(5,059)	$(466)	$14	$—	$(6)	$1	$(5,516)
Vehicles and equipment	(5,680)	(812)	336	6	—	2	(6,148)
Buildings and improvements	(758)	(89)	7	—	—	8	(832)
Total	$(11,497)	$(1,367)	$357	$6	$(6)	$11	$(12,496)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of December 31:

	2024	2023
Cash and cash equivalents	$74	$140
Restricted cash and marketable securities	208	164
Less: restricted marketable securities	(79)	(76)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$203	$228
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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2024	2023
Capping, closure and post-closure obligations	$59	$43
Insurance	149	121
Total restricted cash and marketable securities	$208	$164
Material Cash Requirements and Intended Uses of Cash
We expect existing cash, cash equivalents, restricted cash and marketable securities, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands: (1) capital expenditures and leases, (2) acquisitions, (3) dividend payments, (4)

payments to service debt and other long-term obligations, (5) payments for asset retirement obligations and environmental liabilities and (6) share repurchases.
Capital Expenditures and Leases
We make investments in property and equipment primarily to allow for growth of our service offerings. These investments are largely concentrated in vehicles and equipment and costs to construct our landfills. We expect to receive between $1.86 billion to $1.90 billion of property and equipment, net of proceeds from the sale of property and equipment, in 2025.
We lease property and equipment in the ordinary course of business under various lease agreements. The most significant lease obligations are for real property and equipment specific to our industry, including property operated as a landfill or transfer station and operating equipment. As of December 31, 2024, the amount of total future lease payments under operating and finance leases was $269 million and $445 million, respectively. For additional detail regarding our lease obligations, see Note 10, Leases, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisitions
Our acquisition growth strategy focuses primarily on acquiring privately held recycling and waste companies and environmental solutions businesses that complement our existing business platform. We continue to invest in value-enhancing acquisitions in existing markets.
We expect to invest approximately $1 billion in acquisitions in 2025.
Dividend Payments
In October 2024 our Board of Directors approved a quarterly dividend of $0.580 per share. Aggregate cash dividends declared were $699 million for the year ended December 31, 2024. As of December 31, 2024, we recorded a quarterly dividend payable of $181 million to shareholders of record at the close of business on January 2, 2025, which was paid on January 15, 2025.
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
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was subsequently increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2024 was 4.646% with a weighted average maturity of approximately 18 days. In the event of a failed re-borrowing, we currently have availability under our Credit Facility (as defined below) to fund the amounts borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2024.
As of December 31, 2024, the total principal value of our debt was $12.8 billion, of which $862 million is due in 2025.
We have several agreements that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments consist primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements. As of December 31, 2024, such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $907 million, of which $202 million was short-term.
For additional detail regarding our debt and known contractual and other obligations, see Note 9, Debt, and Note 19, Commitments and Contingencies, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Asset Retirement Obligations and Environmental Liabilities
We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. As of December 31, 2024, our future obligations for final capping, closure and post-closure costs totaled $2.1 billion, of which $96 million was short-term.
Additionally, we are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. As of December 31, 2024, our environmental liabilities totaled $447 million, of which $63 million was short-term.
For additional detail regarding our asset retirement obligations and environmental liabilities, see Note 8, Landfill and Environmental Costs, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Share Repurchases
In October 2020, our Board of Directors approved a $2 billion share repurchase authorization effective starting January 1, 2021 and extending through December 31, 2023. In October 2023, our Board of Directors approved a $3 billion share repurchase authorization effective starting January 1, 2024 and extending through December 31, 2026. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2024, the remaining authorized purchase capacity under our October 2023 repurchase program was $2.5 billion.
Summary of Cash Flow Activity
The major components of changes in cash flows for 2024 and 2023 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2024 and 2023 (in millions of dollars):

	2024	2023
Net cash provided by operating activities	$3,936	$3,618
Net cash used in investing activities	$(2,561)	$(3,667)
Net cash (used in) provided by financing activities	$(1,398)	$62
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2024 and 2023 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $378 million in 2024, compared to a decrease of $91 million during the same period in 2023, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $76 million during 2024, due to the timing of billings net of collections, compared to a $71 million increase in the same period in 2023. As of December 31, 2024, our days sales outstanding were 40.9, or 30.0 days net of deferred revenue, compared to 42.0, or 30.9 days net of deferred revenue, as of December 31, 2023.
•Our prepaid expenses and other assets increased $171 million in 2024 compared to a $30 million increase in 2023. The increase in prepaid expenses and other assets during 2024 is primarily driven by an increase in capitalized implementation costs for our cloud-based hosting arrangements and higher insurance premium costs.
•Our accounts payable decreased $27 million during 2024 compared to an $83 million increase during 2023, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $56 million during 2024 compared to $61 million for 2023. The decrease in cash paid for capping, closure and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $7 million higher during 2024 compared to 2023.

In addition, cash paid for interest was $487 million and $423 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2024 and 2023, respectively. Cash paid for income taxes was $313 million and $343 million for 2024 and 2023, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, debt repayments and share repurchases.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2024 and 2023 are summarized below:
•Capital expenditures during 2024 were $1,855 million as compared to $1,631 million for 2023.
•Proceeds from sales of property and equipment during 2024 were $47 million as compared to $29 million for 2023.
•During 2024 and 2023, we used $753 million and $2,065 million, respectively, for acquisitions and investments, net of cash acquired. During 2024 and 2023, we received $2 million and $6 million from business divestitures, respectively.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future acquisitions.
Cash Flows (Used in) Provided by Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2024 and 2023 are summarized below:
•During 2024, we issued $900 million of senior notes for cash proceeds, net of discounts and fees, of $889 million. During 2023, we issued $2,200 million of senior notes for cash proceeds, net of discounts and fees, of $2,172 million. Net payments of notes payable and long-term debt were $1,089 million during 2024, compared to net payments of $1,190 million in 2023. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•During 2024, we repurchased 2.5 million shares of our stock for $480 million. During 2023, we repurchased 1.8 million shares of our stock for $262 million.
•In July 2024, our Board of Directors approved an increase in our quarterly dividend to $0.580 per share. Dividends paid were $687 million and $638 million in 2024 and 2023, respectively.
•During 2024 and 2023, cash paid for purchase price holdback releases and contingent purchase price related to acquisitions was $15 million and $19 million, respectively.
Financial Condition
Debt Obligations
As of December 31, 2024, we had $862 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings with initial remarketing periods of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of December 31, 2024, we had availability under our Credit Facility (defined below) to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of December 31, 2024, we had availability under our Credit Facility to fund the amounts borrowed under the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of December 31, 2024.
For further discussion of the components of our overall debt, see Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2024 and 2023, we had no borrowings outstanding under our Uncommitted Credit Facility.
The Credit Facility
In July 2024, we and our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower) entered into the Second Amended and Restated Credit Agreement (the Credit Facility) which amends and restates the unsecured revolving credit facility we entered into in August 2021. The total outstanding principal amount that we may borrow under the Credit Facility may not exceed the current aggregate lenders' commitments of $3.5 billion, and borrowings under the Credit Facility mature in July 2029. As permitted by the Credit Facility, we have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1 billion through increased commitments from existing lenders or the addition of new lenders.
All loans to the Canadian Borrower and all loans denominated in Canadian dollars cannot exceed $1 billion (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.920% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.920% based on our Debt Ratings. As of December 31, 2024, $232 million was outstanding against the Canadian Sublimit, with an average interest rate of 5.309%.
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
We had $514 million and $297 million outstanding under our Credit Facility as of December 31, 2024 and 2023, respectively. We had $317 million and $337 million of letters of credit outstanding under our Credit Facility as of December 31, 2024 and 2023, respectively. We also had $477 million and $495 million of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of December 31, 2024 and 2023, respectively. As a result, availability under our Credit Facility was $2,192 million and $2,371 million as of December 31, 2024 and 2023, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of December 31, 2024, our total debt to EBITDA ratio was approximately 2.6 compared to the 3.75 maximum allowed. As of December 31, 2024, we were in compliance with all other covenants under our Credit Facility.
EBITDA, which is a non-U.S. GAAP measure, is calculated as defined in our Credit Facility agreement. In this context, EBITDA is used solely to provide information regarding the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies or used by us for other purposes.
Failure to comply with the financial and other covenants under the Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the Credit Facility to accelerate the maturity of all indebtedness under the Credit Facility. This could have an adverse effect on the availability of financial assurances. In addition, maturity acceleration on the Credit Facility constitutes an event of default under certain of our other debt and derivative instruments. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the Credit Facility for relief from the financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Credit Facility or raise sufficient capital to repay such obligations in the event the maturity is accelerated.
Term Loan Facility
On April 29, 2022, we entered into a $1 billion unsecured Term Loan Facility (Term Loan Facility), which bore interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. We had $500 million of borrowings outstanding under the Term Loan Facility as of December 31, 2023. During the year ended December 31, 2024, we repaid the remaining balance of the Term Loan Facility.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2024 was 4.646% with a weighted average maturity of approximately 18 days.
We had $477 million and $496 million principal value of commercial paper issued and outstanding under the program as of December 31, 2024 and 2023, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility (as defined above) to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2024 and 2023, respectively.
Senior Notes and Debentures
In March 2023, we issued $400 million of 4.875% senior notes due 2029 (the Existing 2029 Notes) and $800 million of 5.000% senior notes due 2034 (the 2034 Notes, and together with the Existing 2029 Notes, the Notes). The Notes are unsecured and unsubordinated and rank equally with our other unsecured obligations. We used the proceeds from the Notes for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility. As a result of the Term Loan Facility repayment, we incurred a non-cash loss on the early extinguishment of debt related to the ratable portion of unamortized deferred issuance costs of less than $1 million.
In December 2023, we issued an additional $350 million of 4.875% senior notes due 2029 (the New 2029 Notes, and together with the Existing 2029 Notes, the 2029 Notes). After giving effect to the issuance of the New 2029 Notes, $750 million in aggregate principal amount of the 2029 Notes is outstanding. The New 2029 Notes are fungible with the Existing 2029 Notes, and taken together, the 2029 Notes are treated as a single series.
In December 2023, we also issued $650 million of 5.000% senior notes due 2033 (the 2033 Notes). The proceeds of the 2033 Notes were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
In June 2024, we issued $400 million of 5.000% senior notes due 2029 and $500 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of the remaining amount outstanding under the Term Loan Facility and the Uncommitted Credit Facility.
Our senior notes and debentures are general unsecured obligations. Interest is payable semi-annually.
Tax-Exempt Financings
As of December 31, 2024, we had $1,409 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2026 to 2053. As of December 31, 2023, we had $1,281 million of certain variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2053.
Finance Leases and Other
As of December 31, 2024, we had finance lease liabilities of $315 million with maturities ranging from 2025 to 2063. As of December 31, 2023, we had finance lease liabilities of $251 million with maturities ranging from 2024 to 2063.

As of December 31, 2024, finance leases and other included $53 million related to the construction of an office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of December 31, 2024, our credit ratings were BBB+, Baa1 and A- by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc., respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances could be adversely impacted.
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
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2025, although the mix of Financial Assurance Instruments may change.
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
Landfill Development Asset Depletion
Landfill depletion expense for the years ended December 31, 2024 and 2023 was $408 million and $379 million, respectively.
To match the expense related to the landfill asset with the revenue generated by the landfill operations, we amortize the landfill development asset over its operating life on a per-ton basis as waste is accepted at the landfill. The landfill asset is fully depleted at the end of a landfill’s operating life. The per-ton rate is calculated by dividing the sum of the landfill development asset net book value plus estimated future development costs for the landfill, by the landfill’s estimated remaining permitted and probable disposal capacity. The expected future development costs are not inflated or discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill to arrive at depletion expense for the period.
The calculation of depletion expense includes certain estimates and assumptions around future landfill development costs and remaining permitted and probable landfill disposal capacity. Changes in these estimates are subject to uncertainty attributable to the following factors: (i) actual future costs of construction materials and third-party labor could differ from the costs we have estimated because of the level of demand and the availability of the required materials and labor, and (ii) technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.
On at least an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in cost estimates and disposal capacity are reflected prospectively in the landfill depletion rates that are updated annually.
Landfill Asset Retirement Obligations
We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure. As of December 31, 2024 and 2023, our asset retirement obligations related to capping, closure and post-closure were $2,144 million and $1,937 million, respectively. Changes in these estimates may be sensitive to the following factors: (i) changes to environmental laws and regulations and/or circumstances affecting our operations could result in a significant change to our estimates, which could have a significant impact on our result of operations, (ii) we do not expect to incur most of these costs for a number of years, which requires us to estimate the timing of projected cash flows and make assumptions regarding inflation rates, and (iii) actual future costs of materials and third-party labor could differ from the costs we have estimated because of the level of demand and the availability of the required materials and labor.
Obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire life of the landfill. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed within the entire landfill, depending on the nature of the obligation. Landfill amortization expense for the years ended December 31, 2024 and 2023 was $106 million and $92 million, respectively. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and our credit-adjusted, risk-free rate in effect at the time the liabilities were incurred. Future costs for final capping, closure and post-closure are developed at least annually by engineers, and are inflated to future value using estimated future payment dates and inflation rate projections.
Landfill capping. As individual areas within each landfill reach capacity, we must cap and close the areas in accordance with the landfill site permit. These requirements are detailed in each landfill's technical design, which is reviewed and approved by the regulatory agency issuing the landfill site permit.
Closure and post-closure. Closure costs are costs incurred after a landfill stops receiving waste, but prior to being certified as closed. After the entire landfill has reached capacity and is certified closed, we must continue to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site, the monitoring of methane gas collection systems and groundwater systems and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas system operations and maintenance and transportation and disposal of leachate.
Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimated inflation rate, which is updated annually. For 2024, our estimated inflation rate of 2.0% is based on the twenty year average core consumer price index and for 2023, our estimated inflation rate of 2.0% was based on the ten year average consumer price index.
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
Changes in these estimates may be sensitive to the following factors: (1) changes to environmental laws and regulations and/or circumstances affecting our operations could result in a significant change to our estimates, which could have a significant impact on our result of operations, (ii) we do not expect to incur most of these costs for a number of years, which requires us to estimate the timing of projected cash flows and make assumptions regarding inflation rates, and (iii) actual future costs of materials and third-party labor could differ from the costs we have estimated because of the level of demand and the availability of the required materials and labor.
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
Total landfill depletion and amortization expense for the years ended December 31, 2024 and 2023 was $514 million and $471 million, respectively. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on changes to our landfill depletion and amortization.
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

As of December 31, 2024 and 2023, we had $447 million and $485 million of environmental liabilities, respectively. Changes in these estimates may be sensitive to changes in cost estimates, timing of estimated costs and settlements, inflation and applicable regulations. Our estimates of these liabilities require assumptions about uncertain future events, which may change the ultimate amounts of our environmental remediation liabilities. Thus, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, timing of expenditures, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties and the actions of governmental agencies or private parties with interests in the matter. The actual environmental costs may exceed our current and future accruals for these costs, and any adjustments could be material.
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
The table below provides information about certain of our market-sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value as of December 31, 2024
Fixed rate debt:
Amount outstanding (in millions)	$863	$512	$663	$814	$1,163	$6,666	$10,681	$10,029
Variable rate debt:
Amount outstanding (in millions)	$—	$82	$—	$30	$1,016	$1,032	$2,160	$2,152
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $127 million.
As of December 31, 2024, we had $2,160 million of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $22 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of December 31, 2024, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $27 million per year. Offsetting these changes in fuel expense would result in changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $38 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) the cost of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in fuel recovery fees from our vendors.
Our fuel costs were $470 million during 2024, or 3% of revenue, compared to $542 million, or 4% of revenue, during 2023.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of December 31, 2024, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $11 million.
Revenue from recycling processing and commodity sales during the years ended December 31, 2024 and 2023 was $409 million and $312 million, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Landfill Development Asset Depletion
Description of the Matter
Landfill development asset depletion expense for the year ended December 31, 2024 was $408 million As discussed in Note 2, management updates the assumptions used to estimate the landfill development asset depletion expense at least annually, or more often if there is a significant change in facts and circumstances related to a landfill. Significant assumptions used in the calculation of the expense include estimated future development costs and available disposal capacity.

Auditing landfill development asset depletion expense is complex due to the highly judgmental nature of the significant assumptions, as discussed above, used in the calculation of the expense.
How We Addressed the Matter in Our Audit	We obtained an understanding of, evaluated the design, and tested the operating effectiveness of the Company’s controls over landfill development asset depletion expense. Our audit procedures included, among others, testing controls over the Company’s process for evaluating and updating the significant assumptions used in the calculation of landfill development asset depletion expense and the accuracy of depletion expense recorded.
To test the landfill development asset depletion expense, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above. To test the future development costs, we compared the estimated costs used by management to comparable landfills accepting the same type of waste. We also tested the completeness and accuracy of the data utilized in the development of depletion expense. Regarding disposal capacity, we evaluated the Company’s annual utilization and estimation of the landfill disposal capacity through a comparison of airspace to historical estimates and annual aerial surveys. In addition, we considered the professional qualifications and objectivity of management’s specialist responsible for performing the aerial surveys. We involved EY engineering specialists to assist us with evaluating estimated future development costs.

Landfill Final Capping, Closure and Post-Closure Costs
Description of the Matter
At December 31, 2024, the carrying value of the Company’s landfill final capping, closure and post-closure costs totaled $2,144 million. As discussed in Notes 2 and 8 of the consolidated financial statements, management updates the assumptions used to estimate the asset retirement obligations at least annually, or more often if there is a significant change in facts and circumstances related to a landfill. These assumptions include estimated future costs associated with the final capping, closure and post-closure activities at each landfill, projected timing of capping, and estimated inflation rate.

Auditing the landfill asset retirement obligations is complex due to the highly judgmental nature of the significant assumptions, as discussed above, used in the calculation of the asset retirement obligations.
How We Addressed the Matter in Our Audit	We obtained an understanding of, evaluated the design, and tested the operating effectiveness of the Company’s controls over the calculation of asset retirement obligations. Our procedures included, among others, testing controls over the Company’s process for evaluating and updating the significant assumptions used in the calculation of the landfill asset retirement obligations and the accuracy of the asset retirement obligations recorded.
To test the landfill asset retirement obligations, our audit procedures included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate and testing the significant assumptions discussed above. To test the estimated future costs, we compared the estimated future costs used by management to comparable landfills accepting the same type of waste. We also tested the completeness and accuracy of the data utilized in preparing the cost estimate. Regarding the projected timing of capping assumption, we evaluated the Company’s annual utilization and estimation of the landfill disposal capacity through a comparison of airspace to historical estimates and annual aerial surveys. We also performed a sensitivity analysis of the inflation rate assumption. In addition, we considered the professional qualifications and objectivity of management’s specialist responsible for performing the aerial surveys. We involved EY engineering specialists to assist us with evaluating assumptions used in estimated costs for the capping, closure and post-closure activities.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 13, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 13, 2025

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$74	$140
Accounts receivable, less allowance for doubtful accounts and other of $74 and $83, respectively	1,821	1,768
Prepaid expenses and other current assets	511	473
Total current assets	2,406	2,381
Restricted cash and marketable securities	208	164
Property and equipment, net	11,877	11,351
Goodwill	15,982	15,834
Other intangible assets, net	546	496
Other assets	1,383	1,184
Total assets	$32,402	$31,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345	$1,412
Notes payable and current maturities of long-term debt	862	932
Deferred revenue	485	467
Accrued landfill and environmental costs, current portion	159	141
Accrued interest	101	104
Other accrued liabilities	1,176	1,172
Total current liabilities	4,128	4,228
Long-term debt, net of current maturities	11,851	11,887
Accrued landfill and environmental costs, net of current portion	2,432	2,281
Deferred income taxes and other long-term tax liabilities, net	1,594	1,527
Insurance reserves, net of current portion	402	349
Other long-term liabilities	588	595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 313 and 321 issued including shares held in treasury, respectively	3	3
Additional paid-in capital	1,767	2,901
Retained earnings	9,774	8,434
Treasury stock, at cost; 1 and 6 shares, respectively	(113)	(784)
Accumulated other comprehensive income, net of tax	(26)	(12)
Total Republic Services, Inc. stockholders’ equity	11,405	10,542
Non-controlling interests in consolidated subsidiary	2	1
Total stockholders’ equity	11,407	10,543
Total liabilities and stockholders’ equity	$32,402	$31,410

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue	$16,032	$14,965	$13,511
Expenses:
Cost of operations	9,350	8,943	8,205
Depreciation, depletion and amortization	1,677	1,501	1,352
Accretion	107	98	89
Selling, general and administrative	1,674	1,609	1,454
Adjustment to withdrawal liability for multiemployer pension funds	—	5	(2)
Gain on business divestitures and impairments, net	(1)	(4)	(6)
Restructuring charges	29	33	27
Operating income	3,196	2,780	2,392
Interest expense	(539)	(508)	(395)
Loss from unconsolidated equity method investments	(255)	(94)	(166)
Loss on extinguishment of debt	(2)	—	—
Interest income	9	6	3
Other income (expense), net	23	7	(2)
Income before income taxes	2,432	2,191	1,832
Provision for income taxes	388	460	344
Net income	2,044	1,731	1,488
Net income attributable to non-controlling interests in consolidated subsidiary	(1)	—	—
Net income attributable to Republic Services, Inc.	$2,043	$1,731	$1,488
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$6.50	$5.47	$4.70
Weighted average common shares outstanding	314.4	316.2	316.5
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$6.49	$5.47	$4.69
Weighted average common and common equivalent shares outstanding	314.8	316.7	317.1
Cash dividends per common share	$2.23	$2.06	$1.91
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$2,044	$1,731	$1,488
Other comprehensive (income) loss, net of tax	(14)	—	3
Comprehensive income	2,030	1,731	1,491
Comprehensive income attributable to non-controlling interests	(1)	—	—
Comprehensive income attributable to Republic Services, Inc.	$2,029	$1,731	$1,491
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Tax	Non-controlling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	320	$3	$2,789	$6,475	(2)	$(275)	$(15)	$1	$8,978
Net income	—	—	—	1,488	—	—	—	—	1,488
Other comprehensive income (loss)	—	—	—	—	—	—	3	—	3
Cash dividends declared	—	—	—	(603)	—	—	—	—	(603)
Issuances of common stock	1	—	13	—	—	(26)	—	—	(13)
Stock-based compensation	—	—	42	(4)	—	—	—	—	38
Purchase of common stock for treasury	—	—	—	—	(2)	(204)	—	—	(204)
Purchase of minority interest	—	—	—	—	—	—	—	—	—
Distributions paid	—	—	(1)	—	—	—	—	—	(1)
Balance as of December 31, 2022	321	3	2,843	7,356	(4)	(505)	(12)	1	9,686
Net income	—	—	—	1,731	—	—	—	—	1,731
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	(650)	—	—	—	—	(650)
Issuances of common stock	—	—	14	—	—	(15)	—	—	(1)
Stock-based compensation	—	—	44	(3)	—	—	—	—	41
Purchase of common stock for treasury	—	—	—	—	(2)	(264)	—	—	(264)
Distributions paid	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	321	3	2,901	8,434	(6)	(784)	(12)	1	10,543
Net income	—	—	—	2,043	—	—	—	1	2,044
Other comprehensive (loss) income	—	—	—	—	—	—	(14)	—	(14)
Cash dividends declared	—	—	—	(699)	—	—	—	—	(699)
Issuances of common stock	—	—	16	—	—	(30)	—	—	(14)
Stock-based compensation	—	—	45	(4)	—	—	—	—	41
Purchase of common stock for treasury	—	—	—	—	(3)	(494)	—	—	(494)
Shares returned to unissued status	(8)	—	(1,195)	—	8	1,195	—	—	—
Distributions paid	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2024	313	$3	$1,767	$9,774	(1)	$(113)	$(26)	$2	$11,407

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash provided by operating activities:
Net income	$2,044	$1,731	$1,488
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,784	1,599	1,441
Non-cash interest expense	71	86	72
Stock-based compensation	42	41	39
Deferred tax provision (benefit)	87	102	181
Provision for doubtful accounts, net of adjustments	27	53	41
Loss on extinguishment of debt	2	—	—
(Gain) loss on disposition of assets and asset impairments, net	(19)	(1)	(9)
Environmental adjustments	7	2	3
Loss from unconsolidated equity method investments	255	94	166
Other non-cash items	(10)	(1)	—
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(76)	(71)	(199)
Prepaid expenses and other assets	(171)	(30)	(84)
Accounts payable	(27)	83	106
Capping, closure and post-closure expenditures	(56)	(61)	(65)
Remediation expenditures	(62)	(55)	(55)
Other liabilities	14	43	65
Payments from retirement of certain hedging relationships	24	3	—
Cash provided by operating activities	3,936	3,618	3,190
Cash used in investing activities:
Purchases of property and equipment	(1,855)	(1,631)	(1,454)
Proceeds from sales of property and equipment	47	29	33
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(753)	(2,065)	(3,039)
Cash received from business divestitures	2	6	51
Purchases of restricted marketable securities	(26)	(29)	(20)
Sales of restricted marketable securities	24	13	20
Other	—	10	(14)
Cash used in investing activities	(2,561)	(3,667)	(4,423)
Cash provided by (used in) financing activities:
Proceeds from credit facilities and notes payable, net of fees	24,020	39,221	16,446
Proceeds from issuance of senior notes, net of discount and fees	889	2,172	—
Payments of credit facilities and notes payable	(25,109)	(40,411)	(14,282)
Issuances of common stock, net	(14)	(1)	(13)
Purchases of common stock for treasury	(482)	(262)	(203)
Cash dividends paid	(687)	(638)	(593)
Distributions paid to non-controlling interests in consolidated subsidiary	—	—	(1)
Contingent consideration payments	(15)	(19)	(10)
Cash provided by (used in) financing activities	(1,398)	62	1,344
Effect of foreign exchange rate changes on cash	(2)	1	(3)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(25)	14	108
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	228	214	106
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$203	$228	$214
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.BASIS OF PRESENTATION
Republic Services, Inc., a Delaware corporation, and its consolidated subsidiaries (also referred to collectively as Republic, the Company, we, us, or our), is one of the largest providers of environmental services in the United States, as measured by revenue. Our senior management evaluates, oversees and manages the financial performance of our operations through three field groups, referred to as Group 1, Group 2 and Group 3. Group 1 is our recycling and waste business operating primarily in geographic areas located in the western United States. Group 2 is our recycling and waste business operating primarily in geographic areas located in the southeastern and mid-western United States, the eastern seaboard of the United States, and Canada. Group 3 is our environmental solutions business operating primarily in geographic areas located across the United States and Canada. These groups represent our reportable segments, which provide integrated environmental services, including but not limited to collection, transfer, recycling, and disposal.
The consolidated financial statements include the accounts of Republic Services, Inc. and its wholly owned and majority-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We account for investments in entities in which we do not have a controlling financial interest under the equity method of accounting or, for investments that do not meet the criteria to be accounted for under the equity method, we reflect these investments at their fair value when it is readily determinable. If fair value is not readily determinable, we use an alternative measurement approach. All material intercompany accounts and transactions have been eliminated in consolidation.
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation and are not material to our consolidated financial statements. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Management’s Estimates and Assumptions
In preparing our financial statements, we make numerous estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more significant and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs and final capping, closure and post-closure costs; our liabilities for potential litigation, claims and assessments; our liabilities for environmental remediation, deferred taxes, uncertain tax positions and insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in acquisitions. Each of these items is discussed in more detail elsewhere in these Notes to Consolidated Financial Statements. Our actual results may differ significantly from our estimates.
Cash and Cash Equivalents
We consider liquid investments with a maturity at the date of acquisition of three months or less to be cash equivalents.
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2024 and 2023, there were net book credit balances of $121 million and $148 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
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
Accounts Receivable, Net
Accounts receivable represents receivables from customers for environmental services, including collection and processing of recyclable materials, collection, transfer and disposal of solid waste and environmental solutions. Our receivables are recorded when billed or when the related revenue is earned and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts and customer credits, represents the estimated net realizable value.
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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2024	2023	2022
Balance at beginning of year	$83	$52	$39
Additions charged to expense	27	53	41
Accounts written-off	(36)	(22)	(28)
Balance at end of year	$74	$83	$52
Restricted Cash and Marketable Securities
As of December 31, 2024 and 2023, we had $208 million and $164 million, respectively, of restricted cash and marketable securities, of which $149 million and $121 million, respectively, supports our insurance programs for workers' compensation, commercial general liability and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
Property and Equipment
We record property and equipment at cost. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income.
We revise the estimated useful lives of property and equipment acquired through business acquisitions to conform with our policies. We depreciate property and equipment over their estimated useful lives using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives of our property and equipment are as follows:

Buildings and improvements	5 - 30 years
Vehicles	5 - 20 years
Landfill equipment	5 - 7 years
Other equipment	3 - 25 years
Furniture and fixtures	3 - 10 years
Landfill development costs also are included in property and equipment. Landfill development costs include direct costs incurred to obtain landfill permits and direct costs incurred to acquire, construct and develop sites, as well as final capping,

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
closure and post-closure assets. These costs are depleted or amortized based on consumed airspace. All indirect landfill development costs are expensed as incurred. For additional information, see Note 8, Landfill and Environmental Costs.
Capitalized Interest
We capitalize interest on all landfill cell construction and other construction or development projects. Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Interest capitalized was $11 million for the year ended December 31, 2024, $8 million for the year ended December 31, 2023 and $5 million for the year ended December 31, 2022.
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
See Note 18, Financial Instruments, for fair value disclosures related to our financial instruments.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We continually monitor our progress toward obtaining permits for each of our sites with probable airspace. If we determine that a landfill expansion area no longer meets our criteria, the probable expansion airspace is removed from the landfill’s total available disposal capacity and the rates used at the landfill to deplete costs to acquire, construct, cap, close and maintain a site during the post-closure period are adjusted accordingly. In addition, any amounts capitalized for the probable expansion airspace are charged to expense in the period in which it is determined that the criteria are no longer met.
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
Capitalized landfill costs also may include an allocation of purchase price paid for landfills. For landfills purchased as part of a group of assets, the purchase price assigned to the landfill is determined based on the estimated fair value of the landfill. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the respective ratios to total available airspace. Landfill purchase price is depleted using the units-of-consumption method over the total available airspace, including probable expansion airspace, where appropriate.
Final Capping, Closure and Post-Closure Costs
Final capping
We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. The permit requirements are based on the Subtitle C and Subtitle D regulations of the Resource Conservation and Recovery Act, as implemented and applied on a state-by-state basis. We define final capping as activities required to permanently cover a portion of a landfill that has been completely filled with waste. Final capping typically includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers and topsoil and is constructed over an area of the landfill where total available disposal capacity has been consumed and waste disposal operations have ceased. These final capping activities occur in phases as needed throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. We consider final capping events to be discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. As a result, we use a separate rate per ton for recognizing the principal amount of the liability and related asset associated with each capping event. We amortize the asset recorded pursuant to this approach as waste volume related to the capacity covered by the capping event is placed into the landfill based on the consumption of cubic yards of available airspace.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Closure and post-closure
Closure and post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control and other operational and maintenance activities that occur after the site ceases to accept waste. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based on the provisions of the Clean Air Act. The post-closure period generally runs for 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills. We recognize asset retirement obligations and the related amortization expense for closure and post-closure (excluding obligations for final capping) using the units-of-consumption method over the total remaining disposal capacity of the landfill, including probable expansion airspace, where appropriate.
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2024, we had 125 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. Our inflation rate was 2% for the year ended December 31, 2024, which was primarily based on the twenty-year historical moving average increase of the United States Core Consumer Price Index. Our inflation rate was 2% for each of the years ended December 31, 2023 and 2022, which was primarily based on the ten-year historical moving average increase of the United States Consumer Price Index. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Environmental Liabilities
We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the legal costs related to these remediation efforts. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, timing of expenditures, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. Changes in our liabilities are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. With the exception of those obligations assumed in certain business combinations, environmental obligations are recorded on an undiscounted basis. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases or decreases in these obligations and are calculated on a discounted basis as they were initially estimated on a discounted basis. These adjustments are charged to operating income when they are known. We perform a comprehensive review of our environmental obligations annually and also review changes in facts and circumstances associated with these obligations at least quarterly and update our estimates of the likelihood of and future expenditures for remediation as necessary. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies.
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
As of October 1, 2024, we performed a qualitative assessment to evaluate circumstances and events impacting our reporting units to determine the likelihood of goodwill impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) we conclude that we may not recover a significant asset group within the reporting unit. We determined it was more likely than not that the fair values of our reporting units exceeded their carrying amounts. No impairment losses were recorded for goodwill during the years ended December 31, 2024, 2023 or 2022.
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
If indicators of impairment exist, the asset or asset group is reviewed to determine whether its recoverability is impaired. We assess the recoverability of the asset or asset group by comparing its carrying value to an estimate (or estimates) of its undiscounted future cash flows over its remaining life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, we measure an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. The loss is recorded in the consolidated statements of income in the period in which such impairment is identified. Estimating future cash flows requires significant judgment, and our projections of future cash flows and remaining useful lives may vary materially from actual results. No impairment losses were recorded for long-lived assets during the years ended December 31, 2024, 2023 or 2022.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
loss, if estimable. Contingent liabilities recorded in purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is a component of stockholders’ equity and includes the amortization of our settled interest rate locks, certain adjustments to liabilities associated with our employee defined benefit pension plan liabilities, net of tax, and foreign currency translation adjustments.
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
We recognize revenue, net of tax, when control is transferred to the customer, generally at the time we provide a service. Revenue is measured as the amount of consideration we expect to receive in exchange for providing a service. We make payments to certain of our customers, including payments to our municipal customers or commodity rebates to customers in our recycling business, which reduce the amount of revenue we recognize.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
New Accounting Pronouncements
Accounting Standards Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K and will adopt the interim disclosures in the first quarter of 2025. ASU 2023-07 was adopted retrospectively to all periods presented in the financial statements. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 15, Segment Reporting, for additional information and detailed disclosures prepared in accordance with ASU 2023-07.
Accounting Standards Updates Issued but not yet Adopted as of December 31, 2024
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires an entity to disclose the amount of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the rules on its future consolidated financial statements.
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
Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 to modify the disclosure or presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the SEC's requirements, and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each topic's amendment will be the date on which the SEC's removal of the topic's related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the amendments and the impact on its future consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various environmental services businesses during the years ended December 31, 2024 and 2023. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2024	2023
Purchase price:
Cash used in acquisitions, net of cash acquired of $1 and $23, respectively	$274	$1,756
Holdbacks	7	19
Fair value, future minimum lease payments	—	1
Total	$281	$1,776
Allocated as follows:
Accounts receivable	6	67
Prepaid expenses	—	6
Landfill development costs	—	49
Property and equipment	57	374
Operating right-of-use lease assets	2	14
Parts and supplies	2	3
Accounts payable	—	(20)
Deferred revenue	(2)	(11)
Environmental remediation liabilities	—	(6)
Closure and post-closure liabilities	—	(11)
Operating right-of-use lease liabilities	(2)	(14)
Deferred income tax liabilities	(1)	(25)
Other liabilities	(1)	(12)
Fair value of tangible assets acquired and liabilities assumed	61	414
Excess purchase price to be allocated	$220	$1,362
Excess purchase price allocated as follows:
Other intangible assets	$44	$204
Goodwill	176	1,158
Total allocated	$220	$1,362
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during 2024, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
In February 2025, we acquired all of the issued and outstanding shares of COP Shamrock Parent, Inc. (Shamrock). Shamrock is a leading provider of environmental solutions offering industrial waste and wastewater treatment services. Shamrock’s environmental solutions operations are primarily located in the northeastern and southeastern United States and provide us with a platform to pursue additional growth in our environmental solutions line of business.
As of February 13, 2025, we paid approximately $700 million for acquisitions that closed through that date.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investments
In 2024 and 2023, we acquired non-controlling equity interests in certain limited liability companies that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value (HLBV) method. In exchange for our non-controlling interests, we made capital contributions of approximately $236 million and $222 million, which were recorded to other assets in our December 31, 2024 and 2023 consolidated balance sheets, respectively. During 2024 and 2023, we decreased the carrying value of these investments by approximately $254 million and $102 million, respectively, as a result of cash distributions and our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of approximately $222 million and $87 million for the years end December 31, 2024 and 2023, respectively, due to the tax credits related to these investments. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2024.
In 2024, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct a number of renewable natural gas projects at certain of our landfill locations in Illinois. During the year ended December 31, 2024, we invested $35 million in the joint venture. Additionally, our tax provision reflects a benefit of approximately $8 million for the year ended December 31, 2024 related to these qualified investments in renewable natural gas projects. This investment is an unconsolidated variable interest entity (VIE) for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to-date.
In 2024, we acquired a non-controlling equity interest in a thermal processing facility that treats and recycles contaminated soil, hazardous and non-hazardous waste, and contaminated water to expand our environmental services offerings in Canada. During the year ended December 31, 2024 we invested $27 million in the joint venture. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct a number of renewable natural gas projects at our landfills across the United States. Certain of these investments qualified for investment tax credits under Section 48 of the Internal Revenue Code. As of December 31, 2024 and 2023, we had invested approximately $270 million and $170 million, respectively, in the joint venture. During the years ended December 31, 2024, 2023 and 2022, we contributed $98 million, $68 million and $137 million, respectively, in the joint venture. Additionally, our tax provision reflects a benefit of approximately $6 million for the year ended December 31, 2024 related to these qualified investments in renewable natural gas projects. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in a joint venture with Ravago, Blue Polymers, LLC, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and produce custom blended pellets for food-grade and non-food-grade packaging. As of December 31, 2024 and 2023, we had invested approximately $55 million and $19 million, respectively, in the joint venture. During the years ended December 31, 2024, 2023 and 2022, we contributed $38 million, $9 million and $10 million, respectively, in the joint venture. This investment is an unconsolidated variable interest entity (VIE) for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to-date.
Restructuring Charges
In 2024, 2023 and 2022 we incurred restructuring charges of $29 million, $33 million, $27 million, respectively. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. Of the 2023 charges, $9 million related to early termination of certain leases and $24 million related to the redesign of our asset management, and customer and order management software systems. The 2022 charges primarily related to the redesign of our general ledger, budgeting and procurement enterprise resource planning systems. We paid $25 million, $39 million, and $20 million during 2024, 2023 and 2022, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2024	2023
Land	$897	$878
Landfill development costs	10,518	9,911
Vehicles and equipment	10,998	10,232
Buildings and improvements	2,119	1,922
Construction-in-progress – landfill	437	350
Construction-in-progress – other	575	554
	$25,544	$23,847
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(6,031)	$(5,516)
Vehicles and equipment	(6,692)	(6,148)
Buildings and improvements	(944)	(832)
	(13,667)	(12,496)
Property and equipment, net	$11,877	$11,351
Depreciation, depletion and amortization of property and equipment was $1,517 million, $1,368 million and $1,246 million for the years ended December 31, 2024, 2023 and 2022, respectively.
5.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2023	Acquisitions	Divestitures	Adjustments and Other	Balance as of December 31, 2024
Group 1	$7,312	$161	$—	$19	$7,492
Group 2	6,445	—	—	(7)	6,438
Group 3	2,077	15	—	(40)	2,052
Total	$15,834	$176	$—	$(28)	$15,982

	Balance as of December 31, 2022	Acquisitions	Divestitures	Adjustments and Other	Balance as of December 31, 2023
Group 1	$6,638	$675	$—	$(1)	$7,312
Group 2	6,238	208	(2)	1	6,445
Group 3	1,575	275	—	227	2,077
Total	$14,451	$1,158	$(2)	$227	$15,834
Adjustments to acquisitions during the year ended December 31, 2024 primarily related to changes in our valuation of property, plant and equipment and customer list intangible assets acquired as a result of obtaining new information regarding the acquisitions that closed in 2023. Adjustments to acquisitions during the year ended December 31, 2023 primarily related to changes in our valuation of tangible assets acquired and certain environmental liabilities assumed in connection with our acquisition of US Ecology.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Intangible Assets, Net
Other intangible assets, net, includes values assigned to customer relationships, non-compete agreements and trade names, and are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2024
	Balance as of December 31, 2023	Acquisitions	Adjustments and Other	Balance as of December 31, 2024	Balance as of December 31, 2023	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2024
Customer relationships	$632	$38	$20	$690	$(166)	$(69)	$20	$(215)	$475
Other intangible assets	53	6	32	91	(23)	(10)	13	(20)	71
Total	$685	$44	$52	$781	$(189)	$(79)	$33	$(235)	$546

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2023
	Balance as of December 31, 2022	Acquisitions	Adjustments and Other	Balance as of December 31, 2023	Balance as of December 31, 2022	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2023
Customer relationships	$1,013	$197	$(578)	$632	$(709)	$(54)	$597	$(166)	$466
Other intangible assets	145	7	(99)	53	(102)	(12)	91	(23)	30
Total	$1,158	$204	$(677)	$685	$(811)	$(66)	$688	$(189)	$496

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2024, amortization expense for each of the next five years is estimated as follows:

2025	$78
2026	$74
2027	$67
2028	$64
2029	$58

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6.OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2024	2023
Prepaid expenses	$127	$123
Income taxes receivable	124	126
Parts and supplies	98	98
Other non-trade receivables	96	63
Reinsurance receivable	30	35
Prepaid fees for cloud-based hosting arrangements, current	27	17
Other	9	11
Total	$511	$473
Other Assets
A summary of other assets as of December 31 follows:

	2024	2023
Investments	$637	$469
Operating right-of-use lease assets	232	238
Deferred compensation plan	125	113
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	123	68
Reinsurance receivable	86	92
Deferred contract costs and sales commissions	82	83
Derivative and hedging assets	55	74
Amounts recoverable for capping, closure and post-closure obligations	24	22
Other	19	25
Total	$1,383	$1,184

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2024	2023
Accrued payroll and benefits	$339	$351
Insurance reserves, current	220	217
Accrued fees and taxes	204	194
Accrued dividends	181	168
Operating right-of-use lease liabilities, current	55	55
Ceded insurance reserves, current	30	35
Contingent purchase price and acquisition holdbacks	14	17
Accrued professional fees and legal settlement reserves	12	18
Other	121	117
Total	$1,176	$1,172
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2024	2023
Operating right-of-use lease liabilities	$189	$195
Deferred compensation plan liability	120	115
Ceded insurance reserves	86	92
Derivative and hedging liabilities	72	71
Contingent purchase price and acquisition holdbacks	60	59
Withdrawal liability - multiemployer pension funds	19	20
Other	42	43
Total	$588	$595
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2024 and 2023 (which include claims for workers’ compensation, commercial general and auto liability and employee-related health care benefits) were $622 million and $566 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2024	2023	2022
Balance at beginning of year	$566	$503	$497
Additions charged to expense	671	656	565
Payments	(701)	(636)	(594)
Premium written for third party risk assumed	86	43	35
Balance at end of year	622	566	503
Less: current portion	(220)	(217)	(188)
Long-term portion	$402	$349	$315

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2024, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5 billion in-place cubic yards. Additionally, we have post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our accrued landfill asset retirement obligations and environmental liabilities as of December 31 follows:

	2024	2023
Landfill final capping, closure and post-closure liabilities	$2,144	$1,937
Environmental remediation	447	485
Total accrued landfill and environmental costs	2,591	2,422
Less: current portion	(159)	(141)
Long-term portion	$2,432	$2,281
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligations, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2024	2023	2022
Asset retirement obligations, beginning of year	$1,937	$1,786	$1,507
Non-cash additions	61	61	60
Acquisitions, net of divestitures and other adjustments	4	12	175
Asset retirement obligation adjustments	91	41	20
Payments	(56)	(61)	(65)
Accretion expense	107	98	89
Asset retirement obligations, end of year	2,144	1,937	1,786
Less: Current portion	(96)	(72)	(75)
Long-term portion	$2,048	$1,865	$1,711
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligations. As a result, we increased amortization expense by $13 million, $5 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The expected future payments for final capping, closure and post-closure as of December 31, 2024 follows:

2025	$96
2026	108
2027	102
2028	97
2029	112
Thereafter	7,758
$8,273
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2024 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2024 would be approximately $273 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2024	2023	2022
Environmental remediation liabilities, beginning of year	$485	$487	$455
Net additions charged to expense	7	2	3
Payments	(62)	(55)	(55)
Accretion expense (non-cash interest expense)	17	18	17
Acquisitions, net of divestitures and other adjustments	—	33	67
Environmental remediation liabilities, end of year	447	485	487
Less: current portion	(63)	(69)	(57)
Long-term portion	$384	$416	$430
The expected undiscounted future payments for remediation costs as of December 31, 2024 follows:

2025	$63
2026	59
2027	46
2028	46
2029	28
Thereafter	256
$498
The following is a discussion of certain of our significant remediation matters:
Bridgeton Landfill. During the year ended December 31, 2024, we paid $12 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of December 31, 2024, the remediation liability recorded for this site was $62 million, of which approximately $11 million is expected to be paid during 2025.
West Lake Landfill Superfund Site. Our subsidiary Bridgeton Landfill, LLC is one of several currently designated Potentially Responsible Parties for the West Lake Landfill Superfund site (West Lake) in Missouri. On September 27, 2018, the United States Environmental Protection Agency (EPA) issued a Record of Decision Amendment for West Lake that includes a total undiscounted cost estimate of $229 million over a four to five year design and construction timeline. On March 11, 2019, the EPA issued special notice letters under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) to Bridgeton Landfill, LLC and the other currently designated Potentially Responsible Parties to initiate negotiations to implement the remedy. On January 17, 2025, the EPA issued an Explanation of Significant Differences (ESD) applying the prior Record of Decision Amendment to an increased number of acres at the site found to contain radiologically-impacted material. The ESD includes a revised undiscounted cost estimate of $392 million. At this time we are neither able to predict the final design of that remedy, nor estimate how much of the future response costs of the site our subsidiary may agree or be required to pay. During any subsequent administrative proceedings or litigation, our subsidiary will vigorously contest liability for the costs of remediating radiologically-impacted materials generated on behalf of the federal government during the Manhattan Project and delivered to the site by an Atomic Energy Commission licensee and its subcontractor. However, subsequent events related to remedy design, divisibility, or allocation may require us to modify our expected remediation liability.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of December 31, 2024 and 2023 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		December 31, 2024			December 31, 2023
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
The Credit Facility	Variable	514	—	514	297	—	297
Term Loan	Variable	—	—	—	500	—	500
Commercial Paper	Variable	477	—	477	496	(1)	495
Senior notes:
August 2024	2.500	—	—	—	900	(1)	899
March 2025	3.200	500	—	500	500	(1)	499
November 2025	0.875	350	—	350	350	(1)	349
July 2026	2.900	500	(1)	499	500	(2)	498
November 2027	3.375	650	(2)	648	650	(3)	647
May 2028	3.950	800	(7)	793	800	(9)	791
April 2029	4.875	750	(6)	744	750	(7)	743
November 2029	5.000	400	(4)	396	—	—	—
March 2030	2.300	600	(4)	596	600	(4)	596
February 2031	1.450	650	(5)	645	650	(6)	644
February 2032	1.750	750	(5)	745	750	(5)	745
March 2033	2.375	700	(6)	694	700	(6)	694
December 2033	5.000	650	(9)	641	650	(9)	641
April 2034	5.000	800	(10)	790	800	(11)	789
November 2034	5.200	500	(6)	494	—	—	—
March 2035	6.086	182	(11)	171	182	(12)	170
March 2040	6.200	400	(3)	397	400	(3)	397
May 2041	5.700	386	(5)	381	386	(5)	381
March 2050	3.050	400	(7)	393	400	(7)	393
Debentures:
September 2035	7.400	148	(27)	121	148	(29)	119
Tax-exempt:
2026 - 2053	3.375 - 4.375	1,418	(9)	1,409	1,289	(8)	1,281
Finance leases and other:
2025 - 2063	1.726 - 9.750	315	—	315	251	—	251
Total Debt		$12,840	$(127)	12,713	$12,949	$(130)	12,819
Less: current portion				(862)			(932)
Long-term portion				$11,851			$11,887

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future Maturities of Debt
Aggregate principal maturities of notes payable, finance leases and other long-term debt as of December 31, 2024 follow:

2025	$862
2026	594
2027	663
2028	844
2029	2,179
Thereafter	7,698
$12,840
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2024 and 2023, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.920% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.920% based on our Debt Ratings. As of December 31, 2024, C$232 million was outstanding against the Canadian Sublimit, with a weighted average interest rate of 5.309%.
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
We had $514 million and $297 million outstanding under our Credit Facility as of December 31, 2024 and 2023, respectively. We had $317 million and $337 million of letters of credit outstanding under our Credit Facility as of December 31, 2024 and 2023, respectively. We also had $477 million and $495 million of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of December 31, 2024 and 2023, respectively. As a result, availability under our Credit Facility was $2,192 million and $2,371 million as of December 31, 2024 and 2023, respectively.
Term Loan Facility
On April 29, 2022, we entered into a $1 billion Term Loan Facility, which bore interest at a base rate or a forward-looking SOFR, plus an applicable margin based on our debt ratings. We had $500 million of borrowings outstanding under the Term Loan Facility as of December 31, 2023. During the year ended December 31, 2024, we repaid the remaining balance of the Term Loan Facility.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2024 is 4.646% with a weighted average maturity of approximately 18 days.
We had $477 million and $496 million principal value of commercial paper issued and outstanding under the program as of December 31, 2024 and 2023, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2024 and 2023, respectively.
Senior Notes and Debentures
In March 2023, we issued $400 million of 4.875% senior notes due 2029 (the Existing 2029 Notes) and $800 million of 5.000% senior notes due 2034 (the 2034 Notes, and together with the Existing 2029 Notes, the Notes). The Notes are unsecured and unsubordinated and rank equally with our other unsecured obligations. We used the proceeds from the Notes for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility. As a result of the Term Loan Facility repayment, we incurred a non-cash loss on the early extinguishment of debt related to the ratable portion of unamortized deferred issuance costs of less than $1 million.
In December 2023, we issued an additional $350 million of 4.875% senior notes due 2029 (the New 2029 Notes, and together with the Existing 2029 Notes, the 2029 Notes). After giving effect to the issuance of the New 2029 Notes, $750 million in aggregate principal amount of the 2029 Notes is outstanding. The New 2029 Notes are fungible with the Existing 2029 Notes, and taken together, the 2029 Notes are treated as a single series.
In December 2023, we also issued $650 million of 5.000% senior notes due 2033 (the 2033 Notes). The proceeds of the 2033 Notes were used for general corporate purposes, including the repayment of a portion of amounts outstanding under the Uncommitted Credit Facility, the Commercial Paper Program, the Credit Facility, and the Term Loan Facility.
In June 2024, we issued $400 million of 5.000% senior notes due 2029 and $500 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of the remaining amount outstanding under the Term Loan Facility and the Uncommitted Credit Facility.
Our senior notes and debentures are general unsecured and unsubordinated obligations and rank equally with our other unsecured obligations.
Tax-Exempt Financings
As of December 31, 2024, we had $1,409 million of fixed and variable rate tax-exempt financings outstanding, with maturities ranging from 2026 to 2053. As of December 31, 2023, we had $1,281 million of fixed and variable rate tax-exempt financings outstanding, with maturities ranging from 2024 to 2053.
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
The initial remarketing period for the above Mission Economic Development Corporation and California Municipal Finance Authority tax-exempt financings is 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of December 31, 2024 and December 31, 2023.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Finance Leases and Other
As of December 31, 2024, we had finance lease liabilities of $315 million with maturities ranging from 2025 to 2063. As of December 31, 2023, we had finance lease liabilities of $251 million with maturities ranging from 2024 to 2063.
As of December 31, 2024, finance leases and other included $53 million related to the construction of an office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
Interest Paid
Interest paid, excluding net swap settlements for our fair value hedges, was $487 million, $423 million and $312 million for the years ended December 31, 2024, 2023 and 2022, respectively.
10.LEASES
A summary of the lease classification on our consolidated balance sheet as of December 31, 2024 and 2023 follows:

		2024	2023
Assets
Operating right-of-use lease assets	Other assets	$232	$238
Finance lease assets	Property and equipment, net	294	287
Total leased assets		$526	$525

Liabilities
Current
Operating	Other accrued liabilities	$55	$55
Finance	Notes payable and current maturities of long-term debt	13	13
Long-term
Operating	Other long-term liabilities	189	195
Finance	Long-term debt, net of current maturities	249	238
Total lease liabilities		$506	$501
A summary of the lease cost reflected in our consolidated statements of income for the years ended December 31, 2024 and 2023 follows:

		2024	2023
Operating lease cost
Fixed lease cost	Cost of operations	$50	$60
Short-term lease cost	Cost of operations	105	89
Variable lease cost	Cost of operations	26	27
Finance lease cost
Amortization of leased assets	Depreciation, depletion and amortization	17	16
Interest on lease liabilities	Interest expense	9	9
Variable lease cost	Interest expense	26	22
Total lease cost		$233	$223
During the years ended December 31, 2024 and 2023, we recognized changes in our operating right-of-use lease liabilities and assets, resulting from the recognition of non-cash lease expense of $46 million and $48 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2024, maturities for operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2025	$61	$22	$83
2026	52	20	72
2027	42	19	61
2028	34	20	54
2029	27	18	45
Thereafter	53	346	399
Total lease payments	269	445	714
Less: interest	(25)	(183)	(208)
Present value of lease liabilities	$244	$262	$506
A summary of the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2024 and 2023 follows:

	2024	2023
Weighted-average remaining lease term (years)
Operating leases	6.1	6.9
Finance leases	27.8	27.1
Weighted-average discount rate
Operating leases	3.3%	2.9%
Finance leases	4.3%	4.4%
Supplemental cash flow and other non-cash information for the years ended December 31, 2024 and 2023 follow:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$181	$177
Operating cash flows from finance leases	$35	$31
Financing cash flows from finance leases	$10	$12
Leased assets obtained in exchange for new finance lease liabilities	$25	$17
Leased assets obtained in exchange for new operating lease liabilities	$44	$33

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2024	2023	2022
Current:
Federal	$207	$281	$72
State	120	109	82
Deferred:
Federal	55	72	164
State	32	29	17
Uncertain tax positions and interest and other	(26)	(31)	9
Provision for income taxes	$388	$460	$344
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.8	4.4	4.6
Non-deductible expenses	0.8	1.2	1.1
Uncertain tax position taxes and interest	(0.3)	(0.8)	0.2
Investment tax credits	(9.9)	(4.0)	(7.6)
Other, net	(0.4)	(0.8)	(0.5)
Effective income tax rate	16.0%	21.0%	18.8%
During 2024, we acquired non-controlling interests in limited liability companies established to own renewable energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the HLBV method and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges. Our 2024 tax provision reflects a benefit of $222 million due to the tax credits related to these investments.
We also made qualified investments in renewable natural gas projects and commercial electric vehicles during 2024 which, due to tax credits, reduced our tax provision by approximately $18 million.
Our 2023 tax provision was reduced by $87 million related to the tax credits from our non-controlling interests in limited liability companies established to own renewable energy assets.
In addition, during 2023 we resolved IRS examinations for our 2014 to 2018 tax years, that in the aggregate, reduced our tax provision by approximately $21 million.
Our 2022 tax provision was reduced by $139 million related to the tax credits from our non-controlling interests in limited liability companies established to own renewable energy assets.
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
We made income tax payments (net of refunds) of $313 million, $343 million and $185 million for 2024, 2023, and 2022, respectively. Income taxes paid in 2024, 2023, and 2022 reflect benefits from tax credits from our continuing investments in qualified renewable energy projects.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the net deferred income tax asset and liability as of December 31 follow:

	2024	2023
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(1,258)	$(1,229)
Difference between book and tax basis of intangible assets	(637)	(583)
Operating right-of-use lease assets	(57)	(59)
Basis difference due to redemption of partnership interests	(82)	(82)
Total deferred tax liabilities	$(2,034)	$(1,953)
Deferred tax assets relating to:
Environmental reserves	$218	$236
Accruals not currently deductible	105	105
Net operating loss carryforwards	61	75
Difference between book and tax basis of other assets	48	14
Operating right-of-use lease liabilities	59	60
Other	15	17
Total deferred tax assets	506	507
Valuation allowance	(51)	(49)
Net deferred tax asset	455	458
Net overall deferred tax liability	$(1,579)	$(1,495)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2024	2023	2022
Valuation allowance, beginning of year	$49	$44	$44
Additions charged to provision for income taxes	6	3	2
Deferred tax assets realized or written-off	—	—	(6)
Other, net	(4)	2	4
Valuation allowance, end of year	$51	$49	$44
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
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $50 million available as of December 31, 2024. These state net operating loss carryforwards expire at various times between 2025 and 2044. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2024, we have provided a valuation allowance of $45 million.
We are subject to income tax in the United States, as well as income tax in multiple state and foreign jurisdictions. Income tax in our foreign jurisdictions is not material for all years presented. Our compliance with income tax rules and regulations is periodically audited by tax authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations applicable to our federal tax returns is closed through 2020. The federal statute of limitations applicable to an acquired subsidiary is closed through 2019. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2012 through 2023.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2024	2023	2022
Balance at beginning of year	$42	$111	$102
Additions for tax positions of current year	—	1	7
Additions for tax positions of prior years	1	3	2
Reductions for tax positions of prior years	(5)	(7)	—
Reductions for tax positions resulting from lapse of statute of limitations	(1)	—	—
Settlements	(9)	(66)	—
Balance at end of year	$28	$42	$111
Included in our gross unrecognized tax benefits as of December 31, 2024, 2023 and 2022 are $22 million, $33 million and $97 million, respectively, of unrecognized tax benefits (net of the federal benefit) that, if recognized, would affect our effective income tax rate in future periods. However, we are unable to estimate the resolution of these matters over the next 12 months.
During 2023, we settled our 2014-2018 tax years with the Internal Revenue Service. These settlements reduced our gross unrecognized tax benefits by $66 million.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded a reduction to interest expense of $6 million during 2024 and, in total as of December 31, 2024, have recognized a liability for penalties of $1 million and interest of $5 million. During 2023, we recorded interest expense of $1 million and, in total as of December 31, 2023, had recognized a liability for interest of $14 million. During 2022, we recorded interest expense of $1 million and, in total as of December 31, 2022, had recognized a liability for interest of $15 million.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
12.EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In October 2020, our Board of Directors amended and restated the Republic Services, Inc. Executive Incentive Plan (the 2021 Plan) to remove references to the performance-based compensation exception that was previously permitted but is no longer applicable under Section 162(m) of the Internal Revenue Code. The purposes of the 2021 Plan are to promote the success of the Company; to provide designated Executive Officers with an opportunity to receive incentive compensation dependent upon that success; and to attract, retain and motivate such individuals. We currently have approximately 11 million shares of common stock reserved for future grants under the 2021 Plan.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2024, 2023 and 2022:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2021	1,091	$77.19
Granted	259	$122.54
Vested and issued	(388)	$74.34
Forfeited	(48)	$110.92
Unissued as of December 31, 2022	914	$85.43
Granted	250	$133.03
Vested and issued	(208)	$95.24
Forfeited	(41)	$117.54
Unissued as of December 31, 2023	915	$93.35
Granted	184	$184.28
Vested and issued	(228)	$102.81
Forfeited	(30)	$139.24
Unissued as of December 31, 2024	841	$107.81	0.7	$169.20
Vested and unissued as of December 31, 2024	415	$70.32
During the years ended December 31, 2024, 2023 and 2022, we awarded our non-employee directors 16,540, 20,324 and 18,689 RSUs, respectively, which vested upon issuance.
During the years ended December 31, 2024, 2023 and 2022, we awarded 158,789, 216,610 and 226,108 RSUs, respectively, to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant or cliff vest after three or four years.
During the years ended December 31, 2024, 2023 and 2022, we granted an additional 8,868, 12,751 and 13,969 RSUs, respectively, as dividend equivalents.
The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the years ended December 31, 2024, 2023 and 2022, compensation expense related to RSUs totaled $25 million, $24 million and $23 million, respectively. As of December 31, 2024, total unrecognized compensation expense related to outstanding RSUs was $41 million, which will be recognized over a weighted average period of approximately two years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2024, 2023 and 2022:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	857	$84.79
Granted	157	$124.29
Vested and issued	(234)	$76.24
Forfeited	(24)	$109.62
Outstanding as of December 31, 2022	756	$95.19
Granted	200	$138.03
Vested and issued	(227)	$100.06
Forfeited	(41)	$123.30
Outstanding as of December 31, 2023	688	$101.48
Granted	281	$142.50
Vested and issued	(420)	$90.54
Forfeited	(25)	$136.27
Outstanding and Exercisable as of December 31, 2024	524	$125.70
During the years ended December 31, 2024, 2023 and 2022, we awarded 153,883, 80,452 and 79,043 PSUs to our executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC) and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2024, 2023 and 2022, we awarded 120,433, 108,560 and 66,296 PSUs to our employees other than our executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 150% of the targeted amount, depending on the performance against the pre-determined targets.
The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
During the years ended December 31, 2024, 2023 and 2022, we granted an additional 6,795, 10,511 and 11,304 PSUs to our executive officers, respectively, as dividend equivalents.
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
During the years ended December 31, 2024, 2023 and 2022, compensation expense related to PSUs totaled $30 million, $29 million and $22 million, respectively. As of December 31, 2024, total unrecognized compensation expense related to outstanding PSUs was $25 million, which will be recognized over a weighted average period of approximately 1.5 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Collective Bargaining Agreements
As of December 31, 2024, approximately 22% of our workforce was covered by collective bargaining agreements (CBAs), and approximately 4% of our workforce was covered by CBAs that will expire during 2025.
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
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2024 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $10 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2024 and 2023 is for the plans’ year ended September 30, or December 31, 2023 and 2022, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded and plans in the safe green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2024	2023	Implemented	2024	2023	2022	Imposed	of CBAs
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	$75	$70	$61	No	Various dates through 9/30/2029
All other plans	N/A	N/A	N/A	N/A	29	29	25	N/A
Total					$104	$99	$86
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
Total expense recorded for matching 401(k) contributions in 2024, 2023 and 2022 was $95 million, $82 million and $74 million, respectively.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $125 million and $113 million as of December 31, 2024 and 2023, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $120 million and $115 million as of December 31, 2024 and 2023, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
13.SHARE REPURCHASES AND DIVIDENDS
Available Shares
We currently have approximately 11 million shares of common stock reserved for future grants under the Republic Services, Inc. 2021 Stock Incentive Plan.
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
Share repurchase activity during the years ended December 31, 2024, 2023 and 2022 follows (in millions except per share amounts):

	2024	2023	2022
Number of shares repurchased	3	2	2
Amount paid	$480	$262	$203
Weighted average cost per share	$193.59	$145.72	$124.02
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be         purchased under the plans or programs exclude a 1% excise tax.
As of December 31, 2024, there were less than 1 million repurchased shares pending settlement, resulting in an associated $10 million of share repurchases unpaid and included within other accrued liabilities. As of December 31, 2023 and 2022, there were no repurchased shares pending settlement. As of December 31, 2024, the remaining authorized purchase capacity under our October 2023 repurchase program was $2.5 billion.
In December 2024, our board of directors changed the status of 8 million treasury shares to authorized and unissued. In doing so, the number of our issued shares was reduced by the stated amount. Our accounting policy is to deduct the par value from common stock and to reflect the excess of cost over par value as a deduction from additional paid-in capital. The reduction in issued shares resulted in a change of $1,195 million in treasury stock which was reclassified as less than 1 million in common stock, and $1,195 million in additional paid-in capital. There was no effect on our total stockholders' equity position as a result of the change.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Dividends
In October 2024, our Board of Directors approved a quarterly dividend of $0.580 per share. Aggregate cash dividends declared were $699 million, $650 million and $603 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we recorded a quarterly dividend payable of $181 million to shareholders of record at the close of business on January 2, 2025.
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

Earnings per share for the years ended December 31, 2024, 2023 and 2022 are calculated as follows (in thousands, except per share amounts):

	2024	2023	2022
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$2,043,173	$1,730,985	$1,487,586
Weighted average common shares outstanding	314,399	316,182	316,530
Basic earnings per share	$6.50	$5.47	$4.70
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$2,043,173	$1,730,985	$1,487,586
Weighted average common shares outstanding	314,399	316,182	316,530
Effect of dilutive securities:
Unvested RSU awards	126	104	152
Unvested PSU awards	284	379	398
Weighted average common and common equivalent shares outstanding	314,809	316,665	317,080
Diluted earnings per share	$6.49	$5.47	$4.69
During the year ended December 31, 2024, there were no antidilutive securities outstanding. During each of the years ended December 31, 2023 and 2022, there were less than 1 million antidilutive securities outstanding.
15. SEGMENT REPORTING
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
We generated $182 million, $170 million and $90 million of revenue in Canada for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, we had $129 million and $137 million, respectively, of long-lived assets in Canada. The remainder of our revenue and assets were related to our United States operations.
Our chief operating decision maker (CODM) is Jon Vander Ark, President and Chief Executive Officer of Republic Services, Inc. Adjusted EBITDA is the single financial measure our CODM uses to evaluate segment profitability and returns, which informs resource allocation. For all segments, the CODM uses adjusted EBITDA to evaluate income generated from segment assets (return on invested capital). The CODM considers budget-to-actual variances and year-over-year growth on a monthly basis to assess the performance of each segment. Cost of operations and selling, general and administrative are significant segment expenses used in the evaluation.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments for the years ended December 31, 2024, 2023 and 2022 follows:

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2024
Gross Revenue	$8,332	$7,891	$16,223	$1,864	$331	$18,418
Intercompany Revenue	(1,235)	(1,037)	(2,272)	(49)	(65)	(2,386)
Revenue Allocations	123	115	238	28	(266)	—
Net Revenue	$7,220	$6,969	$14,189	$1,843	$—	$16,032
Cost of Operations	4,129	4,079	8,208	1,142	—	9,350
SG&A	738	671	1,409	265	—	1,674
Other Segment Items	—	29	29	—	—	29
Adjusted EBITDA	$2,353	$2,190	$4,543	$436	$—	$4,979
Capital Expenditures	$874	$574	$1,448	$136	$271	$1,855
Total Assets	$14,250	$11,046	$25,296	$4,459	$2,647	$32,402

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2023
Gross Revenue	$7,769	$7,566	$15,335	$1,701	$243	$17,279
Intercompany Revenue	(1,171)	(1,011)	(2,182)	(56)	(76)	(2,314)
Revenue Allocations	96	91	187	(20)	(167)	—
Net Revenue	$6,694	$6,646	$13,340	$1,625	$—	$14,965
Cost of Operations	3,878	4,033	7,911	1,032	—	8,943
SG&A	681	649	1,330	279	—	1,609
Other Segment Items	—	—	—	(34)	—	(34)
Adjusted EBITDA	$2,135	$1,964	$4,099	$348	$—	$4,447
Capital Expenditures	$707	$542	$1,249	$145	$237	$1,631
Total Assets	$13,665	$10,988	$24,653	$4,471	$2,286	$31,410

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2022
Gross Revenue	$7,107	$7,029	$14,136	$1,262	$247	$15,645
Intercompany Revenue	(1,090)	(945)	(2,035)	(47)	(52)	(2,134)
Revenue Allocations	103	99	202	(7)	(195)	—
Net Revenue	$6,120	$6,183	$12,303	$1,208	$—	$13,511
Cost of Operations	3,541	3,846	7,387	818	—	8,205
SG&A	612	586	1,198	256	—	1,454
Other Segment Items	—	—	—	(77)	—	(77)
Adjusted EBITDA	$1,967	$1,751	$3,718	$211	$—	$3,929
Capital Expenditures	$620	$542	$1,162	$133	$159	$1,454
Total Assets	$12,418	$10,528	$22,946	$4,090	$2,017	$29,053
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Corporate functions include marketing, operations support, business development, legal, tax, treasury, information technology, risk management, human resources and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments to calculate adjusted EBITDA.
As presented in the tables above, adjusted EBITDA reflects certain adjustments for US Ecology, Inc., acquisition integration and deal costs, (income) losses from unconsolidated equity method investments, losses on extinguishment of debt, adjustments to withdrawal liabilities for a multiemployer pension fund, restructuring expenses, and gain on certain divestitures and impairments, net. This presentation is consistent with how our CODM reviews results of operations to make resource allocation decisions.
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for Corporate entities and other primarily include vehicle inventory acquired but not yet assigned to operating locations and facilities.
A reconciliation of the Company's single measure of segment profitability (segment adjusted EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows for the years ended December 31, 2024, 2023 and 2022 (in millions of dollars):

	2024	2023	2022
Group 1 Adjusted EBITDA	$2,353	$2,135	$1,967
Group 2 Adjusted EBITDA	2,190	1,964	1,751
Group 3 Adjusted EBITDA	436	348	211
Total Adjusted EBITDA	4,979	4,447	3,929
Other income (expense), net	(23)	(7)	2
Interest income	(9)	(6)	(3)
Interest expense	539	508	395
Depreciation, depletion and amortization	1,677	1,501	1,352
Accretion	107	98	89
Loss from unconsolidated equity method investments	255	94	166
Adjustment to withdrawal liability for multiemployer pension funds	—	5	(2)
Restructuring charges	29	33	27
Gain on certain divestitures and impairments, net	(30)	(4)	(6)
US Ecology, Inc. acquisition integration and deal costs	—	34	77
Loss on extinguishment of debt and other related costs	2	—	—
Income before income taxes	$2,432	$2,191	$1,832

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.REVENUE
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2024		2023		2022
Collection:
Residential	$2,939	18.3%	$2,823	18.9%	$2,642	19.5%
Small-container	4,820	30.1	4,439	29.7	3,946	29.2
Large-container	3,024	18.9	2,922	19.5	2,701	20.0
Other	72	0.4	69	0.4	54	0.4
Total collection	10,855	67.7	10,253	68.5	9,343	69.1
Transfer	1,780		1,699		1,575
Less: intercompany	(975)		(933)		(850)
Transfer, net	805	5.0	766	5.1	725	5.4
Landfill	2,981		2,885		2,682
Less: intercompany	(1,240)		(1,206)		(1,132)
Landfill, net	1,741	10.9	1,679	11.2	1,550	11.5
Environmental solutions	1,907		1,701		1,262
Less: intercompany	(64)		(76)		(54)
Environmental solutions, net	1,843	11.5	1,625	10.9	1,208	8.9
Other:
Recycling processing and commodity sales	409	2.5	312	2.1	359	2.7
Other non-core	379	2.4	330	2.2	326	2.4
Total other	788	4.9	642	4.3	685	5.1
Total revenue	$16,032	100.0%	$14,965	100.0%	$13,511	100.0%
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
Recycling Processing and Commodity Sales
Our recycling centers generate revenue through the processing and sale of old corrugated cardboard (OCC), old newsprint (ONP), aluminum, glass, plastic and other materials at market prices. In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume and type of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.
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
Substantially all of the deferred revenue recognized as of December 31, 2023 was recognized as revenue during 2024 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of December 31, 2024 and 2023, we recognized $82 million and $83 million,

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, of deferred contract costs and capitalized sales commissions. During the years ended December 31, 2024, 2023 and 2022, we amortized $15 million, $14 million and $13 million, respectively, of capitalized sales commissions to selling, general and administrative expenses, and $4 million, $5 million and $6 million, respectively, of other deferred contract costs as a reduction of revenue.
17.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the years ended December 31, 2024, 2023 and 2022 follows:

	Cash Flow Hedges	Defined Benefit Pension Plan	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(26)	$11	$—	$(15)
Other comprehensive loss before reclassifications	9	(2)	(5)	2
Amounts reclassified from accumulated other comprehensive loss	1	—	—	1
Net current-period other comprehensive income (loss)	10	(2)	(5)	3
Balance as of December 31, 2022	(16)	9	(5)	(12)
Other comprehensive income (loss) before reclassifications	14	—	(5)	9
Amounts reclassified from accumulated other comprehensive loss	(9)	—	—	(9)
Net current-period other comprehensive income (loss)	5	—	(5)	—
Balance as of December 31, 2023	(11)	9	(10)	(12)
Other comprehensive income (loss) before reclassifications	6	(3)	(3)	—
Amounts reclassified from accumulated other comprehensive loss	(8)	(6)	—	(14)
Net current-period other comprehensive income (loss)	(2)	(9)	(3)	(14)
Balance as of December 31, 2024	$(13)	$—	$(13)	$(26)

A summary of reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2024	2023	2022	Affected Line Item in the Statement Where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$(3)	$(5)	$(6)	Interest expense
2022 Interest Rate Swap	14	17	5	Interest expense
Total before tax	11	12	(1)
Tax (provision) benefit	(3)	(3)	—
Net of tax	8	9	(1)

Pension gains:
Pension settlement	8	1	1	Other income
Tax provision	(2)	—	—
Net of tax	6	1	1
Total income (loss) reclassified into earnings, net of tax	$14	$10	$—

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2024, we terminated our qualified defined benefit pension plan, the BFI Retirement Plan (the Plan). The Plan covered certain employees in the United States, including some employees subject to collective bargaining agreements. Plan participants were provided the opportunity to receive their full accrued benefits from plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The purchase of the annuity contracts was funded directly by assets of the defined benefit pension plan. As a result, the plan was settled resulting in the recognition of a non-cash gain of $8 million related to the accelerated recognition of the proportional share of unamortized net actuarial gains previously recorded in accumulated other comprehensive loss. This gain was recorded to other income, net in our consolidated statements of income. All remaining obligations were settled as of December 31, 2024.
18.FINANCIAL INSTRUMENTS
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
As of December 31, 2024 and 2023, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2024
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$62	$62	$62	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	90	90	—	90	—
Derivative and hedging assets - other assets, prepaid expenses and other current assets	55	55	—	55	—
Total assets	$207	$207	$62	$145	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$72	$72	$—	$72	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65	65	—	—	65
Total liabilities	$137	$137	$—	$72	$65

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$43	$43	$43	$—	$—
Bonds - restricted cash and marketable securities and other assets	76	76	—	76	—
Derivative and hedging assets - other assets	78	78	—	78	—
Total assets	$197	$197	$43	$154	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$80	$80	$—	$80	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	64	64	—	—	64
Total liabilities	$144	$144	$—	$80	$64
Total Debt
As of December 31, 2024 and 2023, the carrying value of our total debt was $12.7 billion and $12.8 billion, respectively, and the fair value of our total debt was $12.2 billion and $12.5 billion, respectively. The estimated fair value of our fixed rate senior notes and debentures is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2024 and 2023. See Note 9, Debt, for further information related to our debt.
Contingent Consideration
In 2015, we entered into a waste management contract with the County of Sonoma, California to operate the county's waste management facilities. As of December 31, 2024, the Sonoma contingent consideration represents the fair value of $57 million payable to the County of Sonoma based on the achievement of future annual tonnage targets through the expected remaining capacity of the landfill. The potential undiscounted amount of all future contingent payments that we could be required to make under the waste management contract is estimated to be between approximately $77 million and $105 million. During 2024, the activity in the contingent consideration liability included accretion, which was offset by concession payments made in the ordinary course of business. There were no changes to the estimate of fair value.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $13 million relating to our outstanding legal proceedings as of December 31, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $6 million higher than the amount recorded as of December 31, 2024.
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
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements, as of December 31, 2024 are as follows:

2025	$202
2026	150
2027	100
2028	65
2029	48
Thereafter	342
$907
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

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$74	$140	$143
Restricted cash and marketable securities	208	164	128
Less: restricted marketable securities	(79)	(76)	(57)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$203	$228	$214

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2024	2023
Capping, closure and post-closure obligations	$59	$43
Insurance	149	121
Total restricted cash and marketable securities	$208	$164
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
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2024	2023
Letters of credit	$464	$467
Surety bonds	$5,045	$4,677
We had $317 million and $337 million of letters of credit outstanding under our Credit Facility as of December 31, 2024 and 2023, respectively. Surety bonds subject to expiration will expire on various dates through 2032.
These financial instruments are issued in the normal course of business and are not classified as debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the environmental services industry. We account for this investment using an alternative measurement approach. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $1,812 million were outstanding as of December 31, 2024. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee and a surety bond.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2024, based on the specified criteria.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings Proposal 1 - Election of Directors, Biographical Information Regarding Director Nominees, Board of Directors and Corporate Governance Matters, Delinquent Section 16(a) Reports and Executive Officers in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings Executive Compensation and Director Compensation in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings Security Ownership of Five Percent Shareholders and Security Ownership of the Board of Directors and Management in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2024 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	1	$190.57	29
Equity compensation plans not approved by security holders	—	—	—
Total	1	$190.57	29
 ____________
(a)Includes our 2006 Plan, Amended and Restated 2007 Stock Incentive Plan, our 2018 Employee Stock Purchase Plan (ESPP) and our 2021 Stock Incentive Plan.
(b)Includes no stock options as all were exercised in or prior to 2020, approximately 1 million shares underlying restricted stock units, less than 1 million shares underlying performance shares and less than 1 million shares underlying purchase rights that accrue under the ESPP.
(c)Excludes restricted stock units and performance shares as these awards do not have exercise prices.
(d)The shares remaining available for future issuances include approximately 11 million shares under our 2021 Stock Incentive Plan and approximately 2 million shares under our ESPP. No further awards will be granted under the Amended and Restated 2007 Stock Incentive Plan after December 31, 2020.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings Board of Directors and Corporate Governance Matters and Certain Relationships and Related Party Transactions in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading Audit and Related Fees in the Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

4.5	Fourth Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.700% Notes due 2041 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.6	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.7	Third Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 6.20% Notes due 2040 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.8	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).
4.9	First Supplemental Indenture, dated as of July 30, 1999, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).

Exhibit Number	Description
4.10	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Restated Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.11	Third Supplemental Indenture, dated as of December 5, 2008, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.12	Fourth Supplemental Indenture, dated as of March 11, 2015, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.20% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2015).
4.13	Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).
4.14	Sixth Supplemental Indenture, dated as of November 16, 2017, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2017).
4.15	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
4.16	Seventh Supplemental Indenture, dated as of May 14, 2018, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.950% Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2018).
4.17
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.18	Ninth Supplemental Indenture, dated as of February 27, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.300% Notes due 2030 and the form of 3.050% Notes due 2050 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 21, 2020).
4.19	Tenth Supplemental Indenture, dated as of August 20, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 1.450% Notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 13, 2020).
4.20	Eleventh Supplemental Indenture, dated as of November 24, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 0.875% Notes due 2025 and the form of 1.750% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 2020).
4.21	Twelfth Supplemental Indenture, dated as of November 8, 2021, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.375% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 4, 2021).
4.22	Form of Commercial Paper Dealer Agreement--4(a)(2) Program, dated as of May 25, 2022, between Republic Services, Inc. and the applicable dealer party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 1, 2022).
4.23	Thirteenth Supplemental Indenture, dated as of March 28, 2023, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 4.875% Notes due 2029 and form of 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 23, 2023).
4.24	Fourteenth Supplemental Indenture, dated as of December 12, 2023, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 5.000% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 11, 2023).

Exhibit Number	Description
4.25	Fifteenth Supplemental Indenture, dated as of June 25, 2024, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 5.000% Notes due 2029 and the form of 5.200% Notes due 2034 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 20, 2024).
4.26	Second Amended and Restated Credit Agreement, dated as of July 26, 2024, by and among Republic Services, Inc., USE Canada Holdings, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 31, 2024).
10.1+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.2+	Republic Services, Inc. Executive Incentive Plan, as amended and restated effective October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).
10.3+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.4+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.5+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.6+*	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2025.
10.7+	Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).
10.8+	Republic Services, Inc. Executive Separation Policy, as amended as of February 8, 2023 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022).
10.9+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.10+	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.11+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.12+	Republic Services, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018).
10.13+	Offer letter, dated May 29, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.14+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.15+	Offer letter, dated March 26, 2021, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.16+	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective February 13, 2024, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.17+	Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

Exhibit Number	Description
10.18+*	Form of Performance Share Agreement (Executive Officer) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.19+*	Form of Performance Share Agreement (Other Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.20+*	Form of Performance Share Agreement (Non-Executive Officer EVP) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.21+*	Form of Employee Restricted Stock Unit Agreement (Senior Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.22+*	Form of Employee Restricted Stock Unit Agreement (Senior Executive, Cliff Vesting) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.23+*	Form of Employee Restricted Stock Unit Agreement (Other Employees) under the Republic Services, Inc. 2021 Stock Incentive Plan.
10.24+	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective February 13, 2024, by and between Brian A. Bales and Republic Services, Inc. (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.25+	Offer Letter, dated August 18, 2023, by and between Gregg Brummer and Republic Services, Inc.(incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).
10.26+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Gregg Brummer and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).
10.27+*	Amendment No. 1 to Republic Services, Inc. 2018 Employee Stock Purchase Plan, effective February 4, 2025.
10.28+*	Amendment No. 1 to Republic Services, Inc. 2021 Stock Incentive Plan, effective February 4, 2025.
19.1*	Insider Trading Policy.
19.2*	Insider Trading Procedures.
19.3*	Republic Services Share Repurchase Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97+	Amended and Restated Clawback Policy, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	February 13, 2025	REPUBLIC SERVICES, INC.
		By:	/s/ JON VANDER ARK
Jon Vander Ark
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JON VANDER ARK	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
Jon Vander Ark

/s/ BRIAN DELGHIACCIO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Brian DelGhiaccio

/s/ ELYSE M. CARLSEN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025
Elyse M. Carlsen

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 13, 2025
Manuel Kadre

/s/ TOMAGO COLLINS	Director	February 13, 2025
Tomago Collins

/s/ MICHAEL A. DUFFY	Director	February 13, 2025
Michael A. Duffy

/s/ THOMAS W. HANDLEY	Director	February 13, 2025
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 13, 2025
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 13, 2025
Michael Larson

/s/ N. THOMAS LINEBARGER	Director	February 13, 2025
N. Thomas Linebarger

/s/ MEG REYNOLDS	Director	February 13, 2025
Meg Reynolds

/s/ JAMES P. SNEE	Director	February 13, 2025
James P. Snee

/s/ BRIAN S. TYLER	Director	February 13, 2025
Brian S. Tyler

/s/ SANDRA M. VOLPE	Director	February 13, 2025
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 13, 2025
Katharine B. Weymouth