Form 10-Q
period 2025-06-30
REPUBLIC SERVICES, INC.
filed 2025-07-30
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 22, 2025, the registrant had outstanding 312,215,820 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 1,322,893).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122	$74
Accounts receivable, less allowance for doubtful accounts and other of $66 and $74, respectively	1,880	1,821
Prepaid expenses and other current assets	414	511
Total current assets	2,416	2,406
Restricted cash and marketable securities	224	208
Property and equipment, net	12,049	11,877
Goodwill	16,626	15,982
Other intangible assets, net	612	546
Other assets	1,470	1,383
Total assets	$33,397	$32,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,199	$1,345
Notes payable and current maturities of long-term debt	421	862
Deferred revenue	490	485
Accrued landfill and environmental costs, current portion	141	159
Accrued interest	110	101
Other accrued liabilities	1,286	1,176
Total current liabilities	3,647	4,128
Long-term debt, net of current maturities	12,546	11,851
Accrued landfill and environmental costs, net of current portion	2,541	2,432
Deferred income taxes and other long-term tax liabilities, net	1,604	1,594
Insurance reserves, net of current portion	427	402
Other long-term liabilities	580	588
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 313 and 313 issued including shares held in treasury, respectively	3	3
Additional paid-in capital	1,801	1,767
Retained earnings	10,455	9,774
Treasury stock, at cost; 1 and 1 shares, respectively	(181)	(113)
Accumulated other comprehensive loss, net of tax	(28)	(26)
Total Republic Services, Inc. stockholders’ equity	12,050	11,405
Non-controlling interests in consolidated subsidiary	2	2
Total stockholders’ equity	12,052	11,407
Total liabilities and stockholders’ equity	$33,397	$32,402
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$4,235	$4,048	$8,244	$7,910
Expenses:
Cost of operations	2,449	2,383	4,763	4,666
Depreciation, depletion and amortization	463	413	897	812
Accretion	28	27	57	53
Selling, general and administrative	425	407	852	822
Loss (gain) on business divestitures and impairments, net	3	(2)	1	(2)
Restructuring charges	6	6	9	12
Operating income	861	814	1,665	1,547
Interest expense	(145)	(128)	(285)	(268)
Loss from unconsolidated equity method investments	(2)	(34)	(14)	(42)
Interest income	2	1	4	3
Other income, net	4	1	15	13
Income before income taxes	720	654	1,385	1,253
Provision for income taxes	170	142	340	287
Net income	550	512	1,045	966
Net income attributable to non-controlling interests in consolidated subsidiary	—	—	—	(1)
Net income attributable to Republic Services, Inc.	$550	$512	$1,045	$965
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.76	$1.62	$3.34	$3.06
Weighted average common shares outstanding	313.1	314.9	313.0	315.1
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.75	$1.62	$3.33	$3.06
Weighted average common and common equivalent shares outstanding	313.4	315.2	313.3	315.5
Cash dividends per common share	$0.580	$0.535	$1.160	$1.070

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$550	$512	$1,045	$966
Other comprehensive income (loss), net of tax	3	(4)	(2)	3
Comprehensive income	553	508	1,043	969
Comprehensive income attributable to non-controlling interests	—	—	—	(1)
Comprehensive income attributable to Republic Services, Inc.	$553	$508	$1,043	$968
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2024	313	$3	$1,767	$9,774	(1)	$(113)	$(26)	$2	$11,407
Net income	—	—	—	495	—	—	—	—	495
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Cash dividends declared	—	—	—	(181)	—	—	—	—	(181)
Issuances of common stock	—	—	3	—	—	(22)	—	—	(19)
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	—	(45)	—	—	(45)
Balance as of March 31, 2025	313	3	1,784	10,087	(1)	(180)	(31)	2	11,665
Net income	—	—	—	550	—	—	—	—	550
Other comprehensive income	—	—	—	—	—	—	3	—	3
Cash dividends declared	—	—	—	(182)	—	—	—	—	(182)
Issuances of common stock	—	—	6	—	—	(1)	—	—	5
Stock-based compensation	—	—	11	—	—	—	—	—	11
Balance as of June 30, 2025	313	$3	$1,801	$10,455	(1)	$(181)	$(28)	$2	$12,052

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2023	321	$3	$2,901	$8,434	(6)	$(784)	$(12)	$1	$10,543
Net income	—	—	—	454	—	—	—	—	454
Other comprehensive income	—	—	—	—	—	—	7	—	7
Cash dividends declared	—	—	—	(169)	—	—	—	—	(169)
Issuances of common stock	—	—	3	—	—	(28)	—	—	(25)
Stock-based compensation	—	—	12	(1)	—	—	—	—	11
Balance as of March 31, 2024	321	3	2,916	8,718	(6)	(812)	(5)	1	10,821
Net income	—	—	—	512	—	—	—	—	512
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Cash dividends declared	—	—	—	(168)	—	—	—	—	(168)
Issuances of common stock	—	—	5	—	—	(1)	—	—	4
Stock-based compensation	—	—	11	(1)	—	—	—	—	10
Purchase of common stock for treasury	—	—	—	—	(1)	(169)	—	—	(169)
Balance as of June 30, 2024	321	$3	$2,932	$9,061	(7)	$(982)	$(9)	$1	$11,006
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30
	2025	2024
Cash provided by operating activities:
Net income	$1,045	$966
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	954	865
Non-cash interest expense	37	35
Stock-based compensation	23	22
Deferred tax (benefit) provision	(8)	48
Provision for doubtful accounts, net of adjustments	18	20
Loss on disposition of assets and asset impairments, net	1	—
Loss from unconsolidated equity method investments	14	42
Other non-cash items	(5)	(1)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(51)	(69)
Prepaid expenses and other assets	21	36
Accounts payable	(13)	19
Capping, closure and post-closure expenditures	(21)	(22)
Remediation expenditures	(19)	(27)
Other liabilities	138	(47)
Proceeds for retirement of certain hedging relationships	—	24
Cash provided by operating activities	2,134	1,911
Cash used in investing activities:
Purchases of property and equipment	(866)	(918)
Proceeds from sales of property and equipment	8	5
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(963)	(201)
Cash received from business divestitures	7	2
Purchases of restricted marketable securities	(9)	(17)
Sales of restricted marketable securities	8	16
Cash used in investing activities	(1,815)	(1,113)
Cash used in financing activities:
Proceeds from credit facilities and notes payable, net of fees	20,025	10,484
Proceeds from issuance of senior notes, net of discount and fees	1,183	889
Payments of credit facilities and notes payable	(21,030)	(11,274)
Issuances of common stock, net	(14)	(21)
Purchases of common stock for treasury	(59)	(168)
Cash dividends paid	(362)	(337)
Contingent consideration payments	(3)	(8)
Cash used in financing activities	(260)	(435)
Effect of foreign exchange rate changes on cash	1	1
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	60	364
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	203	228
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$263	$592
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

New Accounting Pronouncements
Accounting Standards Updates Issued but not yet Adopted
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03), revising guidance on identifying the accounting acquirer in business combinations involving variable interest entities (VIEs). In accordance with ASU 2025-03, when a reporting entity exchanges equity interests in a business combination, it must evaluate specific factors to determine the accounting acquirer, irrespective of the legal acquiree's classification as a VIE. This may lead to the conclusion that a VIE involves a reverse acquisition, treating the legal acquirer as the acquiree for accounting purposes. This update improves comparability with combinations including voting interest entities (VOEs) and will be effective for fiscal years starting after December 15, 2026.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires an entity to disclose the amount of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the six months ended June 30, 2025 and 2024. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2025	2024
Purchase price:
Cash used in acquisitions, net of cash acquired of $7 and $1, respectively	$862	$41
Holdbacks	11	—
Total	$873	$41
Allocated as follows:
Accounts receivable	$27	$2
Prepaid expenses	2	—
Property and equipment	136	20
Operating right-of-use lease assets	17	—
Other assets	2	—
Accounts payable	(5)	—
Deferred revenue	(1)	—
Environmental remediation liabilities	(12)	—
Operating right-of-use lease liabilities	(17)	—
Deferred income tax liabilities	(16)	(1)
Other liabilities	(2)	—
Fair value of tangible assets acquired and liabilities assumed	131	21
Excess purchase price to be allocated	$742	$20
Excess purchase price allocated as follows:
Other intangible assets	$110	$4
Goodwill	632	16
Total allocated	$742	$20
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired as well as environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. For the acquisitions that closed during the six months ended June 30, 2025, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will not be deductible for tax purposes.
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
Investments
We invest in non-controlling equity interests in certain limited liability companies that qualify for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value method. In exchange for our non-controlling interests, we made capital contributions of $50 million and $91 million, which were recorded to other assets in our unaudited consolidated balance sheets during the six months ended June 30, 2025 and 2024, respectively. During the three and six months ended June 30, 2025, the carrying value of these investments was increased by $3 million and decreased by $5 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. During the three and six months ended June 30, 2024, we decreased the carrying value of these investments by $33 million and $42 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. For further discussion of the income tax

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.
In 2024, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at certain of our landfill locations in Illinois. As of June 30, 2025 and December 31, 2024, our carrying value in the joint venture was $39 million and $35 million, respectively. During the six months ended June 30, 2025 and 2024, we contributed $4 million and $31 million, respectively, into the joint venture. This investment is an unconsolidated VIE for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to-date.
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at our landfills across the United States. Certain of these investments qualified for investment tax credits under Section 48 of the Internal Revenue Code. As of June 30, 2025 and December 31, 2024, our carrying value in the joint venture was approximately $270 million. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in Blue Polymers, LLC, a joint venture with Ravago, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and produce custom blended pellets for food-grade and non-food-grade packaging. As of June 30, 2025 and December 31, 2024, our carrying value in the joint venture was $72 million and $55 million, respectively. During the six months ended June 30, 2025 and 2024, we contributed $21 million and $14 million, respectively, into the joint venture. This investment is an unconsolidated VIE for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to-date.
These investments were recorded as other assets in our unaudited consolidated balance sheet as of June 30, 2025.
Restructuring Charges
During the three and six months ended June 30, 2025, we incurred restructuring charges of $6 million and $9 million, respectively, and during the three and six months ended June 30, 2024, we incurred restructuring charges of $6 million and $12 million, respectively. The 2025 charges primarily related to the design and implementation of a new accounts receivable system. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. During the six months ended June 30, 2025 and 2024, we paid $7 million and $10 million, respectively, related to these restructuring efforts.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2024	Acquisitions	Divestitures	Adjustments and Other	Balance as of June 30, 2025
Group 1	$7,492	$36	$—	$5	$7,533
Group 2	6,438	70	(1)	6	6,513
Group 3	2,052	526	(1)	3	2,580
Total	$15,982	$632	$(2)	$14	$16,626
Adjustments to acquisitions during the six months ended June 30, 2025 primarily related to changes in our valuation of property and equipment acquired as a result of obtaining new information regarding the acquisitions that closed in 2024.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, is primarily comprised of values assigned to customer relationships, which are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2024	Acquisitions	Adjustments and Other	Balance as of June 30, 2025	Balance as of December 31, 2024	Additions Charged to Expense	Adjustments and Other	Balance as of June 30, 2025	Other Intangible Assets, Net as of June 30, 2025
Customer relationships	$690	$109	$—	$799	$(215)	$(39)	$—	$(254)	$545
Other intangible assets	91	1	(1)	91	(20)	(4)	—	(24)	67
Total	$781	$110	$(1)	$890	$(235)	$(43)	$—	$(278)	$612

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 follows:

	2025	2024
Other non-trade receivables	$123	$96
Parts and supplies	104	98
Prepaid expenses	99	127
Prepaid fees for cloud-based hosting arrangements, current	31	27
Reinsurance receivable	30	30
Income taxes receivable	18	124
Other	9	9
Total	$414	$511
Other Assets
A summary of other assets as of June 30, 2025 and December 31, 2024 follows:

	2025	2024
Investments	$703	$637
Operating right-of-use lease assets	236	232
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	145	123
Deferred compensation plan	128	125
Reinsurance receivable	89	86
Deferred contract costs and sales commissions	81	82
Derivative and hedging assets	36	55
Amounts recoverable for capping, closure and post-closure obligations	27	24
Other	25	19
Total	$1,470	$1,383

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2025 and December 31, 2024 follows:

	2025	2024
Accrued payroll and benefits	$298	$339
Accrued fees and taxes	291	206
Insurance reserves, current	241	220
Accrued dividends	182	181
Operating right-of-use lease liabilities, current	55	55
Ceded insurance reserves, current	30	30
Contingent purchase price and acquisition holdbacks	24	14
Accrued professional fees and legal settlement reserves	17	12
Other	148	119
Total	$1,286	$1,176
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2025 and December 31, 2024 follows:

	2025	2024
Operating right-of-use lease liabilities	$194	$189
Deferred compensation plan liability	130	120
Ceded insurance reserves	89	86
Contingent purchase price and acquisition holdbacks	60	60
Derivative and hedging liabilities	52	72
Withdrawal liability - multiemployer pension funds	19	19
Other	36	42
Total	$580	$588

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2025, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we had post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of June 30, 2025 and December 31, 2024 follows:

	2025	2024
Landfill final capping, closure and post-closure liabilities	$2,224	$2,144
Environmental remediation	458	447
Total accrued landfill and environmental costs	2,682	2,591
Less: current portion	(141)	(159)
Long-term portion	$2,541	$2,432
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the six months ended June 30, 2025 and 2024:

	2025	2024
Asset retirement obligation liabilities, beginning of year	$2,144	$1,937
Non-cash additions	39	30
Acquisitions, net of divestitures and other adjustments	1	4
Asset retirement obligation adjustments	4	3
Payments	(21)	(22)
Accretion expense	57	53
Asset retirement obligation liabilities, end of period	2,224	2,005
Less: current portion	(79)	(74)
Long-term portion	$2,145	$1,931
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2025 would be approximately $274 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2025 and 2024:

	2025	2024
Environmental remediation liabilities, beginning of year	$447	$485
Payments	(19)	(27)
Accretion expense (non-cash interest expense)	9	9
Acquisitions, net of divestitures and other adjustments	21	1
Environmental remediation liabilities, end of period	458	468
Less: current portion	(62)	(66)
Long-term portion	$396	$402
Bridgeton Landfill. During the six months ended June 30, 2025, we paid $5 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of June 30, 2025, the remediation liability recorded for this site was $57 million, of which approximately $5 million is expected to be paid during the remainder of 2025.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of June 30, 2025 and December 31, 2024 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2025			December 31, 2024
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$32	$—	$32	$—	$—	$—
The Credit Facility	Variable	156	—	156	514	—	514
Commercial Paper	Variable	318	—	318	477	—	477
Senior notes:
March 2025	3.200	—	—	—	500	—	500
November 2025	0.875	350	—	350	350	—	350
July 2026	2.900	500	(1)	499	500	(1)	499
November 2027	3.375	650	(1)	649	650	(2)	648
May 2028	3.950	800	(6)	794	800	(7)	793
April 2029	4.875	750	(6)	744	750	(6)	744
November 2029	5.000	400	(4)	396	400	(4)	396
March 2030	2.300	600	(4)	596	600	(4)	596
July 2030	4.750	500	(5)	495	—	—	—
February 2031	1.450	650	(5)	645	650	(5)	645
February 2032	1.750	750	(5)	745	750	(5)	745
March 2033	2.375	700	(6)	694	700	(6)	694
December 2033	5.000	650	(8)	642	650	(9)	641
April 2034	5.000	800	(9)	791	800	(10)	790
November 2034	5.200	500	(5)	495	500	(6)	494
March 2035	6.086	182	(11)	171	182	(11)	171
March 2035	5.150	700	(10)	690	—	—	—
March 2040	6.200	400	(3)	397	400	(3)	397
May 2041	5.700	386	(5)	381	386	(5)	381
March 2050	3.050	400	(6)	394	400	(7)	393
Debentures:
September 2035	7.400	148	(27)	121	148	(27)	121
Tax-exempt:
2026 - 2054	3.350 - 4.375	1,418	(9)	1,409	1,418	(9)	1,409
Finance leases and other:
2025 - 2063	1.726 - 9.750	363	—	363	315	—	315
Total Debt		$13,103	$(136)	12,967	$12,840	$(127)	12,713
Less: current portion				(421)			(862)
Long-term portion				$12,546			$11,851

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2025, we had $32 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2024, we had no borrowings outstanding under our Uncommitted Credit Facility.
The Credit Facility
In July 2024, we and our subsidiary, USE Canada Holdings, Inc. (the Canadian Borrower), entered into the Second Amended and Restated Credit Agreement (the Credit Facility), which amended and restated the unsecured revolving credit facility we entered into in August 2021. The total outstanding principal amount that we may borrow under the Credit Facility may not exceed the current aggregate lenders' commitments of $3.5 billion, and borrowings under the Credit Facility mature in July 2029. We have the right to request two one-year extensions of the maturity date, but none of the lenders are committed to participate in such extensions. The Credit Facility also includes a feature that allows us to increase availability, at our option, by an aggregate amount of up to $1.0 billion through increased commitments from existing lenders or the addition of new lenders.
All loans to the Canadian Borrower and all loans denominated in Canadian dollars cannot exceed $1.0 billion (the Canadian Sublimit). The Canadian Sublimit is part of, and not in addition to, the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate, plus a current applicable margin of 0.805% based on our Debt Ratings. As of June 30, 2025 and December 31, 2024, C$213 million and C$232 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $156 million and $514 million of borrowings outstanding under the Credit Facility as of June 30, 2025 and December 31, 2024, respectively. We had $322 million and $317 million of letters of credit outstanding under the Credit Facility as of June 30, 2025 and December 31, 2024, respectively. We also had $318 million and $477 million of principal borrowings outstanding (net of related discount on issuance) under the commercial paper program as of June 30, 2025 and December 31, 2024, respectively. As a result, availability under our Credit Facility was $2.7 billion and $2.2 billion as of June 30, 2025 and December 31, 2024, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of June 30, 2025 is 4.568% with a weighted average maturity of approximately 4 days. The weighted average interest rate for borrowings outstanding as of December 31, 2024 is 4.646% with a weighted average maturity of approximately 18 days.
We had $318 million and $477 million principal value of commercial paper issued and outstanding under the program as of June 30, 2025 and December 31, 2024, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Senior Notes and Debentures
In June 2024, we issued $400 million of 5.000% senior notes due 2029 and $500 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of the remaining amount outstanding under the Uncommitted Credit Facility and certain debt obligations.
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
Tax-Exempt Financings
As of both June 30, 2025 and December 31, 2024, we had $1.4 billion of tax-exempt financings outstanding, with maturities ranging from 2026 to 2054 for both periods.
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
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund the repurchase of these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of June 30, 2025 and December 31, 2024.
Finance Leases and Other
As of June 30, 2025 and December 31, 2024, we had finance leases and other liabilities of $363 million and $315 million, respectively, with maturities ranging from 2025 to 2063 for both periods.
As of June 30, 2025, finance leases and other included $105 million related to the construction of an office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2025 was 23.6% and 24.6%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2024, was 21.7% and 22.9%, respectively.
For the six months ended June 30, 2025 and 2024, net cash paid for income taxes was $150 million and $109 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was signed into law. The Act, among other things, implements changes to the tax treatment relating to bonus depreciation, research and experimental expenditures and interest expense, and includes phase-outs and restrictions on several clean energy tax incentives. We are evaluating the Act, and the total financial impact to the Company is unknown at this time.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of June 30, 2025, the valuation allowance associated with our state loss carryforwards was $39 million.
We are subject to income tax in the United States and Canada, as well as multiple state jurisdictions. Income tax in our foreign jurisdictions is not material for all years presented. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of these examinations. Our federal statute of limitations is closed through 2021, except for an acquired subsidiary for which the statute of limitations is closed through 2020. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2013 through 2023.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of June 30, 2025, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of June 30, 2025, we accrued a liability for penalties of $1 million and a liability for interest (including interest on penalties) of $6 million related to our uncertain tax positions.
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
Stock repurchase activity during the three and six months ended June 30, 2025 and 2024 follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of shares repurchased	—	0.9	0.3	0.9
Amount paid	$—	$168	$55	$168
Weighted average cost per share	$—	$186.24	$201.40	$186.24
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be purchased under the plans or programs exclude a 1% excise tax.
As of June 30, 2025 and 2024, there were no repurchased shares pending settlement. As of June 30, 2025, the remaining authorized purchase capacity under our October 2023 repurchase program was $2.5 billion.
Dividends
In April 2025, our Board of Directors approved a quarterly dividend of $0.580 per share. Cash dividends declared were $363 million for the six months ended June 30, 2025. As of June 30, 2025, we recorded a quarterly dividend payable of $182 million to shareholders of record at the close of business on July 2, 2025.

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
Earnings per share for the three and six months ended June 30, 2025 and 2024 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$549,905	$511,536	$1,044,902	$965,330
Weighted average common shares outstanding	313,074	314,910	313,020	315,102
Basic earnings per share	$1.76	$1.62	$3.34	$3.06
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$549,905	$511,536	$1,044,902	$965,330
Weighted average common shares outstanding	313,074	314,910	313,020	315,102
Effect of dilutive securities:
Unvested RSU awards	103	115	106	120
Unvested PSU awards	188	211	195	316
Weighted average common and common equivalent shares outstanding	313,365	315,236	313,321	315,538
Diluted earnings per share	$1.75	$1.62	$3.33	$3.06
During the three and six months ended June 30, 2025 and 2024, there were no antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2025 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance as of December 31, 2024	$(13)	$—	$(13)	$(26)
Other comprehensive income (loss) before reclassifications	—	2	(2)	—
Amounts reclassified from accumulated other comprehensive loss	—	(2)	—	(2)
Net current period other comprehensive loss	—	—	(2)	(2)
Balance as of June 30, 2025	$(13)	$—	$(15)	$(28)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$—	$(1)	$—	$(2)	Interest expense
2022 interest rate swap	—	10	—	14	Interest expense
Total before tax	—	9	—	12
Tax provision	—	(2)	—	(3)
Net of tax	—	7	—	9
Pension gains:
Pension settlement	2	—	2	—	Other income, net
Tax provision	—	—	—	—
Net of tax	2	—	2	—
Total income reclassified into earnings, net of tax	$2	$7	$2	$9
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2025 and December 31, 2024, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	June 30, 2025
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$67	$67	$67	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	94	94	—	94	—
Derivative and hedging assets - other assets	36	36	—	36	—
Total assets	$197	$197	$67	$130	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$52	$52	$—	$52	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	64	64	—	—	64
Total liabilities	$116	$116	$—	$52	$64

	December 31, 2024
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$62	$62	$62	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	90	90	—	90	—
Derivative and hedging assets - other assets	55	55	—	55	—
Total assets	$207	$207	$62	$145	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$72	$72	$—	$72	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65	65	—	—	65
Total liabilities	$137	$137	$—	$72	$65
Total Debt
As of June 30, 2025 and December 31, 2024, the carrying value of our total debt was $13.0 billion and $12.7 billion, respectively, and the fair value of our total debt was $12.7 billion and $12.2 billion, respectively. The estimated fair value of our fixed rate senior notes, debentures and certain tax-exempt financings is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of June 30, 2025 and December 31, 2024. See Note 7, Debt, for further information related to our debt.

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
Summarized financial information concerning our reportable segments for the three months ended June 30, 2025 and 2024 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended June 30, 2025
Gross Revenue	$2,182	$2,141	$4,323	$466	$93	$4,882
Intercompany Revenue	(329)	(285)	(614)	(12)	(21)	(647)
Revenue allocations	33	31	64	8	(72)	—
Net Revenue	1,886	1,887	3,773	462	—	4,235
Cost of Operations	1,081	1,083	2,164	285	—	2,449
SG&A	183	174	357	68	—	425
Adjusted EBITDA	$622	$630	$1,252	$109	$—	$1,361
Capital Expenditures	$217	$158	$375	$37	$(5)	$407
Total Assets	$14,108	$11,433	$25,541	$5,128	$2,728	$33,397

Three Months Ended June 30, 2024
Gross Revenue	$2,041	$2,053	$4,094	$480	$89	$4,663
Intercompany Revenue	(308)	(276)	(584)	(13)	(18)	(615)
Revenue allocations	33	32	65	6	(71)	—
Net Revenue	1,766	1,809	3,575	473	—	4,048
Cost of Operations	1,021	1,068	2,089	294	—	2,383
SG&A	174	166	340	67	—	407
Adjusted EBITDA	$571	$575	$1,146	$112	$—	$1,258
Capital Expenditures	$132	$128	$260	$26	$117	$403
Total Assets	$13,390	$11,224	$24,614	$4,462	$2,858	$31,934
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the six months ended June 30, 2025 and 2024 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Six Months Ended June 30, 2025
Gross Revenue	$4,247	$4,120	$8,367	$920	$186	$9,473
Intercompany Revenue	(633)	(536)	(1,169)	(25)	(35)	(1,229)
Revenue allocations	69	66	135	16	(151)	—
Net Revenue	3,683	3,650	7,333	911	—	8,244
Cost of Operations	2,093	2,099	4,192	571	—	4,763
SG&A	369	342	711	141	—	852
Adjusted EBITDA	$1,221	$1,209	$2,430	$199	$—	$2,629
Capital Expenditures	$388	$268	$656	$72	$138	$866
Total Assets	$14,108	$11,433	$25,541	$5,128	$2,728	$33,397

Six Months Ended June 30, 2024
Gross Revenue	$4,012	$4,012	$8,024	$908	$171	$9,103
Intercompany Revenue	(602)	(531)	(1,133)	(25)	(35)	(1,193)
Revenue allocations	62	61	123	13	(136)	—
Net Revenue	3,472	3,542	7,014	896	—	7,910
Cost of Operations	2,009	2,097	4,106	560	—	4,666
SG&A	348	336	684	138	—	822
Adjusted EBITDA	$1,115	$1,109	$2,224	$198	$—	$2,422
Capital Expenditures	$309	$267	$576	$61	$281	$918
Total Assets	$13,390	$11,224	$24,614	$4,462	$2,858	$31,934
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
As presented in the table below, Adjusted EBITDA reflects certain adjustments for losses from unconsolidated equity method investments, restructuring expenses, and loss (gain) on business divestitures and impairments, net. This presentation is consistent with how our CODM reviews our results of operations to make resource allocation decisions.
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for Corporate entities and other for the three and six months ended June 30, 2025 largely included investments in our third polymer center as well as investments in our digital platforms. Capital expenditures for Corporate entities and other for the three and six months ended June 30, 2024 primarily included vehicle inventory acquired but not yet assigned to operating locations and facilities.
A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Group 1 Adjusted EBITDA	$622	$571	$1,221	$1,115
Group 2 Adjusted EBITDA	630	575	1,209	1,109
Group 3 Adjusted EBITDA	109	112	199	198
Total Adjusted EBITDA	1,361	1,258	2,629	2,422
Other income, net	(4)	(1)	(15)	(13)
Interest income	(2)	(1)	(4)	(3)
Interest expense	145	128	285	268
Depreciation, depletion and amortization	463	413	897	812
Accretion	28	27	57	53
Loss from unconsolidated equity method investment	2	34	14	42
Restructuring charges	6	6	9	12
Loss (gain) on business divestitures and impairments, net	3	(2)	1	(2)
Income before income taxes	$720	$654	$1,385	$1,253
13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three and six months ended June 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Collection:
Residential	$752	17.8%	$733	18.1%	$1,496	18.1%	$1,457	18.4%
Small-container	1,259	29.7	1,201	29.7	2,502	30.3	2,390	30.2
Large-container	794	18.7	770	19.0	1,532	18.6	1,503	19.0
Other	17	0.4	19	0.5	35	0.4	36	0.5
Total collection	2,822	66.6	2,723	67.3	5,565	67.4	5,386	68.1
Transfer	479		458		903		877
Less: intercompany	(258)		(250)		(494)		(486)
Transfer, net	221	5.2	208	5.1	409	5.0	391	4.9
Landfill	854		761		1,577		1,466
Less: intercompany	(338)		(321)		(640)		(621)
Landfill, net	516	12.2	440	10.9	937	11.4	845	10.7
Environmental solutions	478		490		944		929
Less: intercompany	(16)		(17)		(33)		(33)
Environmental solutions, net	462	10.9	473	11.7	911	11.1	896	11.3
Other:
Recycling processing and commodity sales	114	2.7	107	2.7	222	2.7	203	2.6
Other non-core	100	2.4	97	2.3	200	2.4	189	2.4
Total other	214	5.1	204	5.0	422	5.1	392	5.0
Total revenue	$4,235	100.0%	$4,048	100.0%	$8,244	100.0%	$7,910	100.0%
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
Substantially all of the deferred revenue recognized as of December 31, 2024 was recognized as revenue during the six months ended June 30, 2025 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. For the periods ended June 30, 2025 and December 31, 2024, we recognized $81 million and $82 million, respectively, of deferred contract costs and capitalized sales commissions.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table reflects the activity in our allowance for doubtful accounts for the six months ended June 30, 2025 and 2024:

	2025	2024
Balance at beginning of year	$74	$83
Additions charged to expense	18	20
Accounts written-off	(26)	(20)
Balance at end of period	$66	$83
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
We accrue for legal proceedings when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $16 million relating to our outstanding legal proceedings as of June 30, 2025. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $7 million higher than the amount recorded as of June 30, 2025.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$122	$74	$491	$140
Restricted cash and marketable securities	224	208	178	164
Less: restricted marketable securities	(83)	(79)	(77)	(76)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$263	$203	$592	$228
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
The following table summarizes our restricted cash and marketable securities:

	June 30, 2025	December 31, 2024
Capping, closure and post-closure obligations	$63	$59
Insurance	161	149
Total restricted cash and marketable securities	$224	$208
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may not prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the impacts of the overall global economy and changing interest rates, impacts from international trade restrictions and tariffs, our ability to effectively integrate and manage companies we acquire, and to realize the anticipated benefits of any such acquisitions, the impact of work stoppages or other labor disruptions, the amount of the financial contribution of our sustainability initiatives, acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States, as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2024, particularly under Part 1, Item 1A - Risk Factors. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Recent Developments
2025 Financial Guidance
We continue to focus on pricing in excess of cost inflation, driving profitable volume growth, investing in sustainability to improve the environment and drive growth, investing in value-creating acquisitions and advancing technology to improve productivity and increase customer retention. Specific guidance follows:
Revenue
We anticipate revenue for the year ending December 31, 2025 to be in the range of $16.675 billion to $16.750 billion.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2025. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2025
Diluted earnings per share	$ 6.72 - 6.74
Restructuring charges	0.04
Labor disruption	0.06 - 0.12
Adjusted diluted earnings per share	$ 6.82 - 6.90
In July 2025, we began to experience labor disruptions in certain isolated markets. We estimated in the table above the impact we expect to incur in the year ended December 31, 2025, due to these labor disruptions. The impact to our consolidated financial statements will ultimately be determined by the duration of these disruptions.

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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of June 30, 2025, we operated across the United States and Canada through 372 collection operations, 254 transfer stations, 79 recycling centers, 208 active landfills, 2 treatment, recovery and disposal facilities, 23 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 15 deep injection wells and 2 polymer centers. We are engaged in 81 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 125 closed landfills as of June 30, 2025.
Revenue for the six months ended June 30, 2025 increased by 4.2% to $8,244 million compared to $7,910 million for the same period in 2024. This change in revenue is due to increases in average yield of 4.3%, increased revenue from acquisitions, net of divestitures of 1.2%, and an increase in recycling processing and commodity sales of 0.1%. These increases were partially offset by a decrease in volume of 0.5%, a decrease in fuel recovery fees of 0.4%, a decrease in environmental solutions revenue of 0.3%, and a decrease of 0.2% due to the number of workdays during the six months ended June 30, 2025, as compared to the same period in 2024.
The following table summarizes our revenue, expenses and operating income for the three and six months ended June 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue	$4,235	100.0%	$4,048	100.0%	$8,244	100.0%	$7,910	100.0%
Expenses:
Cost of operations	2,449	57.9	2,383	58.8	4,763	57.8	4,666	59.0
Depreciation, depletion and amortization of property and equipment	415	9.8	375	9.3	804	9.8	740	9.4
Amortization of other intangible assets	22	0.5	19	0.5	43	0.5	36	0.4
Amortization of other assets	26	0.6	19	0.5	50	0.6	36	0.4
Accretion	28	0.7	27	0.7	57	0.7	53	0.7
Selling, general and administrative	425	10.0	407	10.1	852	10.3	822	10.4
Loss (gain) on business divestitures and impairments, net	3	0.1	(2)	—	1	—	(2)	—
Restructuring charges	6	0.1	6	—	9	0.1	12	0.1
Operating income	$861	20.3%	$814	20.1%	$1,665	20.2%	$1,547	19.6%
Our pre-tax income was $720 million and $1,385 million for the three and six months ended June 30, 2025, respectively, compared to $654 million and $1,253 million for the same periods in 2024, respectively. Our net income attributable to Republic Services, Inc. was $550 million and $1,045 million for the three and six months ended June 30, 2025, or $1.75 and $3.33 per diluted share, respectively, compared to $512 million and $965 million, or $1.62 and $3.06 per diluted share for the same periods in 2024, respectively.

During each of the three and six months ended June 30, 2025 and 2024, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$720	$170	$550	$1.75	$654	$142	$512	$1.62
Gain on extinguishment of debt and other related costs	—	—	—	—	(8)	(2)	(6)	(0.02)
Restructuring charges	6	2	4	0.01	6	2	4	0.01
Loss (gain) on business divestitures and impairments, net(2)	3	1	2	0.01	(2)	(1)	(1)	—
Total adjustments	9	3	6	0.02	(4)	(1)	(3)	(0.01)
As adjusted	$729	$173	$556	$1.77	$650	$141	$509	$1.61

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$1,385	$340	$1,045	$3.33	$1,253	$288	$965	$3.06
Gain on extinguishment of debt and other related costs	—	—	—	—	(8)	(2)	(6)	(0.02)
Restructuring charges	9	2	7	0.03	12	3	9	0.02
Loss (gain) on business divestitures and impairments, net(3)	1	—	1	—	(2)	(1)	(1)	—
Total adjustments	10	2	8	0.03	2	—	2	—
As adjusted	$1,395	$342	$1,053	$3.36	$1,255	$288	$967	$3.06
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended June 30, 2024.
(3) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the six months ended June 30, 2025 and 2024.
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
Gain on extinguishment of debt and other related costs. During the three and six months ended June 30, 2025, we did not incur any gains or losses on extinguishment of debt. During the three and six months ended June 30, 2024, we recognized a gain of $8 million attributable to the early settlement of certain cash flow hedges related to certain debt obligations. The gain was recognized as a reduction of interest expense.
Restructuring charges. During the three and six months ended June 30, 2025, we incurred restructuring charges of $6 million and $9 million, respectively, and during the three and six months ended June 30, 2024, we incurred restructuring charges of $6 million and $12 million, respectively. The 2025 charges primarily related to the design and implementation of a new accounts receivable system. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. During the six months ended June 30, 2025 and 2024, we paid $7 million and $10 million, respectively, related to these restructuring efforts.

During the remainder of 2025, we expect to incur additional restructuring charges of approximately $6 million, primarily related to the design and implementation of a new accounts receivable system. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
Loss (gain) on business divestitures and impairments, net. During the three and six months ended June 30, 2025, we recorded a loss on business divestitures and impairments of $3 million and $1 million, respectively. During the three and six months ended June 30, 2024, we recorded a gain on business divestitures and impairments of $2 million.
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, treatment, consolidation, transfer and disposal of hazardous and non-hazardous waste and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions is primarily generated by (1) fees we charge for the collection, treatment, transfer and disposal of hazardous and non-hazardous waste, (2) field and industrial services, (3) equipment rental, (4) emergency response and standby services, (5) in-plant services, such as transportation and logistics, including at our TSDFs and (6) in-plant services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical, steel and automotive plants and other governmental, commercial and industrial facilities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. The following table reflects our revenue by service line for the three and six months ended June 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Collection:
Residential	$752	17.8%	$733	18.1%	$1,496	18.1%	$1,457	18.4%
Small-container	1,259	29.7	1,201	29.7	2,502	30.3	2,390	30.2
Large-container	794	18.7	770	19.0	1,532	18.6	1,503	19.0
Other	17	0.4	19	0.5	35	0.4	36	0.5
Total collection	2,822	66.6	2,723	67.3	5,565	67.4	5,386	68.1
Transfer	479		458		903		877
Less: intercompany	(258)		(250)		(494)		(486)
Transfer, net	221	5.2	208	5.1	409	5.0	391	4.9
Landfill	854		761		1,577		1,466
Less: intercompany	(338)		(321)		(640)		(621)
Landfill, net	516	12.2	440	10.9	937	11.4	845	10.7
Environmental solutions	478		490		944		929
Less: intercompany	(16)		(17)		(33)		(33)
Environmental solutions, net	462	10.9	473	11.7	911	11.1	896	11.3
Other:
Recycling processing and commodity sales	114	2.7	107	2.7	222	2.7	203	2.6
Other non-core	100	2.4	97	2.3	200	2.4	189	2.4
Total other	214	5.1	204	5.0	422	5.1	392	5.0
Total revenue	$4,235	100.0%	$4,048	100.0%	$8,244	100.0%	$7,910	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average yield	4.1%	5.5%	4.3%	5.8%
Fuel recovery fees	(0.3)	—	(0.4)	(0.2)
Total price	3.8	5.5	3.9	5.6
Volume	0.2	(0.8)	(0.5)	(0.9)
Change in workdays	—	—	(0.2)	0.1
Recycling processing and commodity sales	—	0.5	0.1	0.4
Environmental solutions	(0.9)	0.4	(0.3)	(0.4)
Total internal growth	3.1	5.6	3.0	4.8
Acquisitions / divestitures, net	1.5	3.0	1.2	3.4
Total	4.6%	8.6%	4.2%	8.2%

Core price	5.7%	6.8%	5.9%	6.9%
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
The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	As a % of Related Business		As a % of Related Business
Core price	7.0%	8.1%	7.2%	8.3%
Average yield	5.0%	6.6%	5.2%	7.0%
Volume	0.2%	(1.0)%	(0.6)%	(1.0)%
During the three and six months ended June 30, 2025, we experienced the following changes in our revenue as compared to the same periods in 2024:
•Average yield increased revenue by 4.1% and 4.3% for the three and six months ended June 30, 2025, due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to changes in fuel prices, decreased revenue by 0.3% and 0.4% for the three and six months ended June 30, 2025, due to a decrease in fuel prices compared to the same period in 2024.
•Volume increased revenue by 0.2% during the three months ended June 30, 2025, primarily due to an increase in volume in our landfill line of business. The increase was primarily driven by construction and demolition volume related to Hurricane Helene recovery efforts and special waste volume related to the Los Angeles area wildfire remediation. This increase was partially offset by a decline in volume in all collection lines of business as well as a decline in solid waste volumes in our landfill line of business.
Volume decreased revenue by 0.5% during the six months ended June 30, 2025, primarily due to a decline in volume in our collection and transfer lines of business as well as a decrease in solid waste volumes in our landfill line of business. The decline in revenue in our large-container collection line of business was primarily driven by a slowing in construction-related activity as well as adverse weather in January and February. The decline in our residential and small-container collection lines of business is primarily attributable to certain municipal contract losses and broker-related business.
•Revenue decreased by 0.2% due to the impact of the number of workdays during the six months ended June 30, 2025, as compared to the same period in 2024, which drove a decrease in volumes in our collection, landfill, and transfer lines of business. The impact of the number of workdays resulted in no change to revenue during the three months ended June 30, 2025, as compared to the same period in 2024.
•Recycling processing and commodity sales increased revenue by 0.1% during the six months ended June 30, 2025, primarily due to increased volumes at the Las Vegas Polymer Center, the opening of the Indianapolis Polymer Center and reopening a recycling center on the west coast. There was no change to revenue as a result of recycling processing and commodity sales during the three months ended June 30, 2025, as compared to the same period in 2024. The average price for recycled commodities at our recycling centers, excluding glass and organics, for the three and six months ended June 30, 2025 was $149 and $152 per ton, respectively, compared to $173 and $163 per ton for the same periods in 2024, respectively.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $11 million.
•Environmental solutions decreased revenue by 0.9% and 0.3% during the three and six months ended June 30, 2025, primarily due to a decrease in event-based volumes relative to the same periods in 2024.
•Acquisitions, net of divestitures, increased revenue by 1.5% and 1.2% during the three and six months ended June 30, 2025, respectively, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Labor and related benefits	$844	19.9%	$809	20.0%	$1,662	20.2%	$1,599	20.2%
Transfer and disposal costs	279	6.6	288	7.1	533	6.5	552	7.0
Maintenance and repairs	379	9.0	370	9.1	738	8.9	726	9.2
Transportation and subcontract costs	302	7.1	301	7.4	594	7.2	581	7.3
Fuel	116	2.7	121	3.0	230	2.8	247	3.1
Disposal fees and taxes	96	2.3	90	2.2	179	2.2	174	2.2
Landfill operating costs	104	2.5	96	2.4	193	2.3	186	2.4
Risk management	109	2.6	102	2.5	213	2.6	197	2.5
Other	220	5.2	206	5.1	421	5.1	404	5.1
Total cost of operations	$2,449	57.9%	$2,383	58.8%	$4,763	57.8%	$4,666	59.0%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three and six months ended June 30, 2025 and 2024 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases as well as acquisition-related growth. Partially offsetting these increases for the six months ended June

30, 2025 was the impact of one less workday compared to the six months ended June 30, 2024.
•Transfer and disposal costs decreased primarily due to a decrease in collection volumes.
•During both the three and six months ended June 30, 2025 and 2024, approximately 67% of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Our fuel costs decreased due to a decrease in the average diesel fuel price per gallon. The national average diesel fuel price per gallon for the three and six months ended June 30, 2025 was $3.56 and $3.59, respectively, as compared to $3.86 and $3.91, respectively, for the same periods in 2024.
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
•Landfill operating costs increased primarily due to an increase in monitoring and maintenance costs on our gas and leachate extraction systems.
•Risk management expenses increased primarily due to higher premium costs.
•Other costs of operations increased due to increased occupancy and facility related expenses.
Depreciation, Depletion and Amortization of Property and Equipment
The following table summarizes depreciation, depletion and amortization of property and equipment for the three and six months ended June 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Depreciation and amortization of property and equipment	$265	6.3%	$244	6.0%	$525	6.4%	$489	6.2%
Landfill depletion and amortization	150	3.5	131	3.3	279	3.4	251	3.2
Depreciation, depletion and amortization expense	$415	9.8%	$375	9.3%	$804	9.8%	$740	9.4%
Depreciation and amortization of property and equipment increased for the three and six months ended June 30, 2025, largely due to an increased investment in trucks and the supporting infrastructure as well as the addition of assets through acquisitions.
Landfill depletion and amortization expense increased for the three and six months ended June 30, 2025 due to increased construction and demolition volumes related to the Hurricane Helene recovery efforts and increased special waste volumes attributable to the Los Angeles area wildfire remediation. Landfill depletion and amortization expense also increased due to an increase in our overall average depletion rate. Additionally, during the three and six months ended June 30, 2025, we recognized certain unfavorable amortization adjustments related to our asset retirement obligations.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships. Expenses for amortization of other intangible assets were $22 million and $43 million, or 0.5% of revenue for the three and six months ended June 30, 2025, respectively, compared to $19 million and $36 million, or 0.5% and 0.4% of revenue, for the same periods in 2024, respectively. Amortization expense increased due to assets added through acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $26 million and $50 million, or 0.6% of revenue for the three and six months ended June 30, 2025, respectively, compared to $19 million and $36 million, or 0.5% and 0.4% of revenue for the same periods in 2024, respectively.
Accretion Expense
Accretion expense was $28 million and $57 million, or 0.7% of revenue, for the three and six months ended June 30, 2025, respectively, compared to $27 million and $53 million, or 0.7% of revenue for the same periods in 2024, respectively.

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
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Salaries and related benefits	$280	6.6%	$276	6.8%	$573	6.9%	$556	7.0%
Provision for doubtful accounts	8	0.2	12	0.3	18	0.2	20	0.3
Other	137	3.2	119	3.0	261	3.2	246	3.1
Total selling, general and administrative expenses	$425	10.0%	$407	10.1%	$852	10.3%	$822	10.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2025 and 2024 are summarized below:
•Salaries and related benefits increased in aggregate dollars primarily due to higher wages and benefits resulting from annual merit increases as well as acquisition-related growth.
•Provision for doubtful accounts decreased primarily due to the management of aged accounts receivable balances. As of June 30, 2025, our days sales outstanding were 40.4, or 29.9 days net of deferred revenue, compared to 40.9, or 30.2 days net of deferred revenue, as of June 30, 2024.
Loss (Gain) on Business Divestitures and Impairments, Net
We strive to have a number one or number two market position in each of the markets we serve, or have a clear path on how we will achieve a leading market position over time. Where we cannot establish a leading market position, or where operations are not generating acceptable returns, we may decide to divest of certain assets and reallocate resources to other markets. Business divestitures could result in gains, losses or impairment charges that may be material to our results of operations in a given period. During the three and six months ended June 30, 2025, we recorded a net loss on business divestitures and impairments of $3 million and $1 million, respectively, as compared to a $2 million gain for each of the same periods in 2024.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three and six months ended June 30, 2025 and 2024, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense on debt	$128	$117	$252	$236
Non-cash interest	19	13	37	35
Less: capitalized interest	(2)	(2)	(4)	(3)
Total interest expense	$145	$128	$285	$268
Total interest expense for the three and six months ended June 30, 2025 increased primarily due to higher interest rates on our fixed rate debt.

For the six months ended June 30, 2025 and 2024, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swap, was $243 million and $238 million, respectively.
As of June 30, 2025, we had $1,674 million of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $17 million.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2025 was 23.6% and 24.6%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2024 was 21.7% and 22.9%, respectively.
Net cash paid for income taxes was $150 million and $109 million for the six months ended June 30, 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was signed into law. The Act, among other things, implements changes to the tax treatment relating to bonus depreciation, research and experimental expenditures and interest expense, and includes phase-outs and restrictions on several clean energy tax incentives. We are evaluating the Act, and the total financial impact to the Company is unknown at this time. We currently expect to recognize approximately $80 million of cash tax benefit during the year ended December 31, 2025 as a result of changes to bonus depreciation.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Cost of operations and selling, general and administrative are significant segment expenses used in the evaluation. Summarized financial information regarding our reportable segments for the three and six months ended June 30, 2025 and 2024 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 12, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended June 30, 2025
Gross Revenue	$2,182	$2,141	$4,323	$466	$93	$4,882
Intercompany Revenue	(329)	(285)	(614)	(12)	(21)	(647)
Revenue allocations	33	31	64	8	(72)	—
Net Revenue	1,886	1,887	3,773	462	—	4,235
Cost of Operations	1,081	1,083	2,164	285	—	2,449
SG&A	183	174	357	68	—	425
Adjusted EBITDA	$622	$630	$1,252	$109	$—	$1,361
Capital Expenditures	$217	$158	$375	$37	$(5)	$407
Total Assets	$14,108	$11,433	$25,541	$5,128	$2,728	$33,397

Three Months Ended June 30, 2024
Gross Revenue	$2,041	$2,053	$4,094	$480	$89	$4,663
Intercompany Revenue	(308)	(276)	(584)	(13)	(18)	(615)
Revenue allocations	33	32	65	6	(71)	—
Net Revenue	1,766	1,809	3,575	473	—	4,048
Cost of Operations	1,021	1,068	2,089	294	—	2,383
SG&A	174	166	340	67	—	407
Adjusted EBITDA	$571	$575	$1,146	$112	$—	$1,258
Capital Expenditures	$132	$128	$260	$26	$117	$403
Total Assets	$13,390	$11,224	$24,614	$4,462	$2,858	$31,934
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Six Months Ended June 30, 2025
Gross Revenue	$4,247	$4,120	$8,367	$920	$186	$9,473
Intercompany Revenue	(633)	(536)	(1,169)	(25)	(35)	(1,229)
Revenue allocations	69	66	135	16	(151)	—
Net Revenue	3,683	3,650	7,333	911	—	8,244
Cost of Operations	2,093	2,099	4,192	571	—	4,763
SG&A	369	342	711	141	—	852
Adjusted EBITDA	$1,221	$1,209	$2,430	$199	$—	$2,629
Capital Expenditures	$388	$268	$656	$72	$138	$866
Total Assets	$14,108	$11,433	$25,541	$5,128	$2,728	$33,397

Six Months Ended June 30, 2024
Gross Revenue	$4,012	$4,012	$8,024	$908	$171	$9,103
Intercompany Revenue	(602)	(531)	(1,133)	(25)	(35)	(1,193)
Revenue allocations	62	61	123	13	(136)	—
Net Revenue	3,472	3,542	7,014	896	—	7,910
Cost of Operations	2,009	2,097	4,106	560	—	4,666
SG&A	348	336	684	138	—	822
Adjusted EBITDA	$1,115	$1,109	$2,224	$198	$—	$2,422
Capital Expenditures	$309	$267	$576	$61	$281	$918
Total Assets	$13,390	$11,224	$24,614	$4,462	$2,858	$31,934
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three and six months ended June 30, 2025 and 2024 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $571 million and $1,115 million for the three and six months ended June 30, 2024, respectively, to $622 million and $1,221 million for the three and six months ended June 30, 2025, respectively.
The most significant items impacting adjusted EBITDA in Group 1 during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 include:
•Net revenue for the three months ended June 30, 2025 increased 6.8% due to an increase in average yield in all lines of business and higher special waste volumes in our landfill line of business. The increase in special waste volumes was primarily driven by the Los Angeles area wildfire remediation. The increases were partially offset by decreased volume in our large-container and residential collection and transfer lines of business. The decrease in volume was also negatively impacted by lower solid waste volumes in our landfill line of business.
•Net revenue for the six months ended June 30, 2025 increased 6.1% due to an increase in average yield in all lines of business and an increase in volumes in our landfill line of business. The increase in volumes in our landfill line of business was driven by higher special waste volumes attributable to the Los Angeles area wildfire remediation, partially offset by a decline in solid waste volumes. The increases were partially offset by decreased volume in our collection and transfer lines of business.
•Cost of operations increased primarily due to an increase in labor costs and equipment maintenance.

Group 2
Adjusted EBITDA in Group 2 increased from $575 million and $1,109 million for the three and six months ended June 30, 2024, respectively, to $630 million and $1,209 million for the three and six months ended June 30, 2025, respectively.
The most significant items impacting adjusted EBITDA in Group 2 during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 include:
•Net revenue for the three and six months ended June 30, 2025 increased 4.3% and 3.0%, respectively, due to an increase in average yield in all lines of business and increased volumes in our landfill and transfer lines of business. The increase in volume in our landfill line of business was primarily due to increased construction and demolition volume related to the Hurricane Helene recovery efforts as well as increased special waste and solid waste volumes. These increases were partially offset by decreased volumes in our residential, large-container and small-container lines of business.
•Cost of operations increased primarily due to an increase in labor costs. The unfavorable impact was partially offset by a decrease in fuel costs due to a decrease in average fuel price per gallon.
Group 3
Adjusted EBITDA in Group 3 decreased from $112 million for the three months ended June 30, 2024 to $109 million for the three months ended June 30, 2025. Adjusted EBITDA in Group 3 increased from $198 million for the six months ended June 30, 2024 to $199 million for the six months ended June 30, 2025.
The most significant items impacting adjusted EBITDA in Group 3 during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 include:
•Net revenue for the three and six months ended June 30, 2025 decreased due to a decrease in event-based volumes, partially offset by acquisition related growth and price increases relative to the same respective periods in 2024.
•Cost of operations for the three months ended June 30, 2025 decreased primarily due to a decrease in subcontract costs relative to the same period in 2024.
•Cost of operations for the six months ended June 30, 2025 increased primarily due to an increase in labor cost and the impact of acquisitions.
Landfill and Environmental Matters
Available Airspace
As of June 30, 2025, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2024	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2025
Cubic yards (in millions):
Permitted airspace	4,745	—	69	126	(43)	(2)	4,895
Probable expansion airspace	282	15	—	(123)	—	—	174
Total cubic yards (in millions)	5,027	15	69	3	(43)	(2)	5,069
Number of sites:
Permitted airspace	208	—	1	(1)			208
Probable expansion airspace	14	1	—	(2)			13
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
As of June 30, 2025, 13 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 13 landfills have an estimated remaining average site life of 30 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

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
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2025:

	Gross Property and Equipment
	Balance as of December 31, 2024	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of June 30, 2025
Land	$897	$12	$—	$30	$—	$—	$26	$965
Landfill development costs	10,518	12	—	21	38	4	232	10,825
Vehicles and equipment	10,998	347	(242)	54	—	—	106	11,263
Buildings and improvements	2,119	6	—	43	—	—	78	2,246
Construction-in-progress - landfill	437	195	—	—	—	—	(233)	399
Construction-in-progress - other	575	212	—	—	—	—	(205)	582
Total	$25,544	$784	$(242)	$148	$38	$4	$4	$26,280

	Accumulated Depreciation, Depletion and Amortization
	Balance as of December 31, 2024	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of June 30, 2025
Landfill development costs	$(6,031)	$(274)	$—	$—	$(5)	$—	$(6,310)
Vehicles and equipment	(6,692)	(469)	236	2	—	2	(6,921)
Buildings and improvements	(944)	(57)	—	2	—	(1)	(1,000)
Total	$(13,667)	$(800)	$236	$4	$(5)	$1	$(14,231)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$122	$74
Restricted cash and marketable securities	224	208
Less: restricted marketable securities	(83)	(79)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$263	$203
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

The following table summarizes our restricted cash and marketable securities:

	June 30, 2025	December 31, 2024
Capping, closure and post-closure obligations	$63	$59
Insurance	161	149
Total restricted cash and marketable securities	$224	$208
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
We expect to invest at least $1 billion in acquisitions in 2025.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash Provided by Operating Activities	$2,134	$1,911
Cash Used in Investing Activities	$(1,815)	$(1,113)
Cash Used in Financing Activities	$(260)	$(435)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund our operating activities, capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the six months ended June 30, 2025 and 2024 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, increased our cash flow from operations by $55 million during the six months ended June 30, 2025, compared to a decrease of $110 million during the same period in 2024, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $51 million during the six months ended June 30, 2025 due to the timing of billings net of collections, compared to a $69 million increase in the same period in 2024. As of June 30, 2025, our days sales outstanding were 40.4, or 29.9 days net of deferred revenue, compared to 40.9, or 30.2 days net of deferred revenue, as of June 30, 2024.
•Our prepaid expenses and other assets decreased $21 million during the six months ended June 30, 2025, compared to a $36 million decrease in the same period in 2024. The decrease in prepaid expenses and other assets during the six months ended June 30, 2025 is primarily driven by a decrease of tax receivables due to the timing of our estimated tax payments, partially offset by an increase in costs associated with cloud-based hosting arrangements.

•Our accounts payable decreased $13 million during the six months ended June 30, 2025, compared to a $19 million increase in the same period in 2024, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $21 million during the six months ended June 30, 2025, compared to $22 million in the same period in 2024.
•Cash paid for remediation obligations was $8 million lower during the six months ended June 30, 2025, compared to the same period in 2024.
•Our other liabilities increased $138 million during the six months ended June 30, 2025, compared to a $47 million decrease in the same period in 2024, primarily due to the timing of payments for accrued payroll and income taxes payable, partially offset by an increase in cash paid for certain incentive compensation accruals.
In addition, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swaps, was $243 million and $238 million for the six months ended June 30, 2025 and 2024, respectively. Cash paid for incomes taxes was $150 million and $109 million for the six months ended June 30, 2025 and 2024, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2025 and 2024 are summarized below:
•Capital expenditures during the six months ended June 30, 2025 were $866 million, compared with $918 million for the same period in 2024.
•During the six months ended June 30, 2025 and 2024, we paid $963 million and $201 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2025 and 2024 are summarized below:
•During the six months ended June 30, 2025, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,183 million. During the six months ended June 30, 2024, we issued $900 million of senior notes for cash proceeds, net of discounts and fees, of $889 million. Net payments from notes payable and long-term debt were $1,005 million during the six months ended June 30, 2025, compared to net payments of $790 million during the same period in 2024. For a more detailed discussion, see the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
•During the six months ended June 30, 2025, we repurchased 0.3 million shares of our common stock for $55 million, compared to repurchases of 0.9 million shares for $168 million during the same period in 2024.
•Dividends paid were $362 million and $337 million during the six months ended June 30, 2025 and 2024, respectively.
Financial Condition
Debt Obligations
As of June 30, 2025, we had $421 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings each with initial remarketing periods of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, as of June 30, 2025, we had availability under our Credit Facility to fund the repurchase of these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of June 30, 2025, we had availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of June 30, 2025.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2025, we had $32 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2024, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate, plus a current applicable margin of 0.805% based on our Debt Ratings. As of June 30, 2025 and December 31, 2024, C$213 million and C$232 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $156 million and $514 million of borrowings outstanding under the Credit Facility as of June 30, 2025 and December 31, 2024, respectively. We had $322 million and $317 million of letters of credit outstanding under our Credit Facility as of June 30, 2025 and December 31, 2024, respectively. We also had $318 million and $477 million of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of June 30, 2025 and December 31, 2024, respectively. As a result, availability under our Credit Facility was $2.7 billion and $2.2 billion as of June 30, 2025 and December 31, 2024, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of June 30, 2025, our total debt to EBITDA ratio was approximately 2.5 compared to the 3.75 maximum allowed. As of June 30, 2025, we were in compliance with all other covenants under our Credit Facility.
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
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of June 30, 2025 is 4.568% with a weighted average maturity of approximately 4 days. The weighted average interest rate for borrowings outstanding as of December 31, 2024 is 4.646% with a weighted average maturity of approximately 18 days.
We had $318 million and $477 million principal value of commercial paper issued and outstanding under the program as of June 30, 2025 and December 31, 2024, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.
Senior Notes and Debentures
In June 2024, we issued $400 million of 5.000% senior notes due 2029 and $500 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of the remaining amount outstanding under the Uncommitted Credit Facility and certain debt obligations.
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
Tax-Exempt Financings
As of both June 30, 2025 and December 31, 2024, we had $1.4 billion of tax-exempt financings outstanding, with maturities ranging from 2026 to 2054 for both periods.
Finance Leases and Other
As of June 30, 2025 and December 31, 2024, we had finance leases and other liabilities of $363 million and $315 million, respectively, with maturities ranging from 2025 to 2063 for both periods.
As of June 30, 2025, finance leases and other included $105 million related to the construction of an office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of June 30, 2025, our credit ratings were A-, A3 and A- by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc, respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of June 30, 2025, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $230 million during the six months ended June 30, 2025, or 3% of revenue, compared to $247 million, or 3% of revenue, during the comparable period in 2024.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of June 30, 2025, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $11 million.
Revenue from recycling processing and commodity sales during the six months ended June 30, 2025 and 2024 was $222 million and $203 million, respectively.
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

As of June 30, 2025, we had $1,674 million of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $17 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In February 2025, we acquired all of the issued and outstanding shares of COP Shamrock Parent, Inc. (Shamrock). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of June 30, 2025 did not include an assessment of internal control over financial reporting as it relates to this acquisition. We will continue the process of implementing internal controls over financial reporting for this acquired business. This business contributed less than 1% of revenue to our unaudited consolidated financial statements for the six months ended June 30, 2025.

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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (2) environmental remediation liabilities, which totaled $458 million at June 30, 2025 and which are discussed in Note 6, Landfill and Environmental Costs, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We accrue for legal proceedings when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $16 million relating to our outstanding legal proceedings as of June 30, 2025. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we had used the high ends of such ranges, our aggregate potential liability would be approximately $7 million higher than the amount recorded as of June 30, 2025.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)(d)
April 1 - 30	—	$—	—	$2,465,815,052
May 1 - 31	—	$—	—	$2,465,815,052
June 1 - 30	—	$—	—	$2,465,815,052
	—		—
(a)    In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2025, there were no repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended June 30, 2025, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of April 2, 2025, by and among Republic Services, Inc., USE Canada Holdings, Inc., J.P. Morgan Securities LLC, as Sustainability Structuring Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	July 29, 2025	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2025	By:	/s/ ELYSE M. CARLSEN
Elyse M. Carlsen
Vice President and Chief Accounting Officer (Principal Accounting Officer)