Form 10-Q
period 2025-09-30
REPUBLIC SERVICES, INC.
filed 2025-10-31
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 23, 2025, the registrant had outstanding 309,563,599 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 4,017,787).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84	$74
Accounts receivable, less allowance for doubtful accounts and other of $70 and $74, respectively	1,900	1,821
Prepaid expenses and other current assets	500	511
Total current assets	2,484	2,406
Restricted cash and marketable securities	225	208
Property and equipment, net	12,192	11,877
Goodwill	16,699	15,982
Other intangible assets, net	599	546
Other assets	1,590	1,383
Total assets	$33,789	$32,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,247	$1,345
Notes payable and current maturities of long-term debt	921	862
Deferred revenue	504	485
Accrued landfill and environmental costs, current portion	145	159
Accrued interest	125	101
Other accrued liabilities	1,321	1,176
Total current liabilities	4,263	4,128
Long-term debt, net of current maturities	12,353	11,851
Accrued landfill and environmental costs, net of current portion	2,558	2,432
Deferred income taxes and other long-term tax liabilities, net	1,738	1,594
Insurance reserves, net of current portion	442	402
Other long-term liabilities	563	588
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 313 and 313 issued including shares held in treasury, respectively	3	3
Additional paid-in capital	1,816	1,767
Retained earnings	10,810	9,774
Treasury stock, at cost; 3 and 1 shares, respectively	(727)	(113)
Accumulated other comprehensive loss, net of tax	(31)	(26)
Total Republic Services, Inc. stockholders’ equity	11,871	11,405
Non-controlling interests in consolidated subsidiary	1	2
Total stockholders’ equity	11,872	11,407
Total liabilities and stockholders’ equity	$33,789	$32,402
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$4,212	$4,076	$12,456	$11,986
Expenses:
Cost of operations	2,463	2,367	7,226	7,033
Depreciation, depletion and amortization	459	422	1,356	1,234
Accretion	29	26	85	80
Selling, general and administrative	422	406	1,274	1,227
Loss (gain) on business divestitures and impairments, net	—	1	—	(1)
Restructuring charges	3	8	13	20
Operating income	836	846	2,502	2,393
Interest expense	(143)	(138)	(428)	(406)
Loss on extinguishment of debt	—	(2)	—	(2)
Loss from unconsolidated equity method investments	(57)	(73)	(72)	(116)
Interest income	2	4	6	7
Other income, net	7	10	22	23
Income before income taxes	645	647	2,030	1,899
Provision for income taxes	95	81	435	368
Net income	550	566	1,595	1,531
Net income attributable to non-controlling interests in consolidated subsidiary	—	—	—	—
Net income attributable to Republic Services, Inc.	$550	$566	$1,595	$1,531
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.76	$1.80	$5.10	$4.86
Weighted average common shares outstanding	311.7	314.0	312.6	314.7
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.76	$1.80	$5.10	$4.86
Weighted average common and common equivalent shares outstanding	312.0	314.4	312.9	315.1
Cash dividends per common share	$0.625	$0.580	$1.785	$1.650

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$550	$566	$1,595	$1,531
Other comprehensive loss, net of tax	(3)	(10)	(5)	(7)
Comprehensive income	547	556	1,590	1,524
Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive income attributable to Republic Services, Inc.	$547	$556	$1,590	$1,524
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2024	313	$3	$1,767	$9,774	(1)	$(113)	$(26)	$2	$11,407
Net income	—	—	—	495	—	—	—	—	495
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Cash dividends declared	—	—	—	(181)	—	—	—	—	(181)
Issuances of common stock	—	—	3	—	—	(22)	—	—	(19)
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	—	(45)	—	—	(45)
Balance as of March 31, 2025	313	3	1,784	10,087	(1)	(180)	(31)	2	11,665
Net income	—	—	—	550	—	—	—	—	550
Other comprehensive income	—	—	—	—	—	—	3	—	3
Cash dividends declared	—	—	—	(182)	—	—	—	—	(182)
Issuances of common stock	—	—	6	—	—	(1)	—	—	5
Stock-based compensation	—	—	11	—	—	—	—	—	11
Balance as of June 30, 2025	313	3	1,801	10,455	(1)	(181)	(28)	2	12,052
Net income	—	—	—	550	—	—	—	—	550
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)
Cash dividends declared	—	—	—	(194)	—	—	—	—	(194)
Issuances of common stock	—	—	5	—	—	(1)	—	—	4
Stock-based compensation	—	—	10	(1)	—	—	—	—	9
Purchase of common stock for treasury	—	—	—	—	(2)	(545)	—	—	(545)
Distributions paid	—	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2025	313	$3	$1,816	$10,810	(3)	$(727)	$(31)	$1	$11,872

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2023	321	$3	$2,901	$8,434	(6)	$(784)	$(12)	$1	$10,543
Net income	—	—	—	454	—	—	—	—	454
Other comprehensive income	—	—	—	—	—	—	7	—	7
Cash dividends declared	—	—	—	(169)	—	—	—	—	(169)
Issuances of common stock	—	—	3	—	—	(28)	—	—	(25)
Stock-based compensation	—	—	12	(1)	—	—	—	—	11
Balance as of March 31, 2024	321	3	2,916	8,718	(6)	(812)	(5)	1	10,821
Net income	—	—	—	512	—	—	—	—	512
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Cash dividends declared	—	—	—	(168)	—	—	—	—	(168)
Issuances of common stock	—	—	5	—	—	(1)	—	—	4
Stock-based compensation	—	—	11	(1)	—	—	—	—	10
Purchase of common stock for treasury	—	—	—	—	(1)	(169)	—	—	(169)
Balance as of June 30, 2024	321	3	2,932	9,061	(7)	(982)	(9)	1	11,006
Net income	—	—	—	566	—	—	—	—	566
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)
Cash dividends declared	—	—	—	(182)	—	—	—	—	(182)
Issuances of common stock	—	—	4	—	—	—	—	—	4
Stock-based compensation	—	—	10	(1)	—	—	—	—	9
Purchase of common stock for treasury	—	—	—	—	(1)	(163)	—	—	(163)
Balance as of September 30, 2024	321	$3	$2,946	$9,444	(8)	$(1,145)	$(19)	$1	$11,230

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30
	2025	2024
Cash provided by operating activities:
Net income	$1,595	$1,531
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,442	1,314
Non-cash interest expense	57	54
Stock-based compensation	33	31
Deferred tax provision	130	70
Provision for doubtful accounts, net of adjustments	27	20
Loss on extinguishment of debt	—	2
Loss on disposition of assets and asset impairments, net	—	6
Loss from unconsolidated equity method investments	72	116
Other non-cash items	(6)	(11)
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(78)	(100)
Prepaid expenses and other assets	(93)	(59)
Accounts payable	23	(26)
Capping, closure and post-closure expenditures	(38)	(35)
Remediation expenditures	(31)	(45)
Other liabilities	182	22
Proceeds for retirement of certain hedging relationships	—	24
Cash provided by operating activities	3,315	2,914
Cash used in investing activities:
Purchases of property and equipment	(1,310)	(1,357)
Proceeds from sales of property and equipment	10	9
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(1,259)	(400)
Cash received from business divestitures	7	2
Purchases of restricted marketable securities	(15)	(18)
Sales of restricted marketable securities	13	16
Other	(17)	(1)
Cash used in investing activities	(2,571)	(1,749)
Cash used in financing activities:
Proceeds from credit facilities and notes payable, net of fees	26,896	15,616
Proceeds from issuance of senior notes, net of discount and fees	1,183	889
Payments of credit facilities and notes payable	(27,639)	(16,835)
Issuances of common stock, net	(10)	(18)
Purchases of common stock for treasury	(599)	(321)
Cash dividends paid	(544)	(505)
Distributions paid to non-controlling interests in consolidated subsidiary	(1)	—
Contingent consideration payments	(9)	(14)
Cash used in financing activities	(723)	(1,188)
Effect of foreign exchange rate changes on cash	1	1
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	22	(22)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	203	228
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$225	$206
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

New Accounting Pronouncements
Accounting Standards Updates Issued but not yet Adopted
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the Financial Accounting Standards Board issued Accounting Standard Update 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the amendments in this update provide entities with a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The update is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued Accounting Standard Update 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03), revising guidance on identifying the accounting acquirer in business combinations involving variable interest entities (VIEs). In accordance with ASU 2025-03, when a reporting entity exchanges equity interests in a business combination, it must evaluate specific factors to determine the accounting acquirer, irrespective of the legal acquiree's classification as a VIE. This may lead to the conclusion that a VIE involves a reverse acquisition, treating the legal acquirer as the acquiree for accounting purposes. This update improves comparability with combinations including voting interest entities (VOEs) and will be effective for fiscal years starting after December 15, 2026.
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
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-09 for its financial statements for the annual period ending December 31, 2025. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements and will disclose the required additional information starting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SEC’s Disclosure Update and Simplification Initiative, to modify the disclosure or presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the SEC's requirements, and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each topic's amendment is the date on which the SEC's removal of the topic's related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the nine months ended September 30, 2025 and 2024. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2025	2024
Purchase price:
Cash used in acquisitions, net of cash acquired of $7 and $1, respectively	$977	$77
Holdbacks	18	—
Fair value, future minimum finance lease payments	1	—
Total	$996	$77
Allocated as follows:
Accounts receivable	$28	$4
Prepaid expenses	2	—
Property and equipment	180	30
Operating right-of-use lease assets	15	—
Other assets	3	—
Accounts payable	(5)	—
Deferred revenue	(1)	(1)
Environmental remediation liabilities	(12)	—
Closure and post-closure liabilities	(1)	—
Operating right-of-use lease liabilities	(15)	—
Deferred income tax liabilities	(16)	(1)
Other liabilities	(3)	(1)
Fair value of tangible assets acquired and liabilities assumed	175	31
Excess purchase price to be allocated	$821	$46
Excess purchase price allocated as follows:
Other intangible assets	$119	$14
Goodwill	702	32
Total allocated	$821	$46
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired as well as environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. For the acquisitions that closed during the nine months ended September 30, 2025, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will not be deductible for tax purposes.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Investments
We invest in non-controlling equity interests in certain limited liability companies that qualify for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value method. In exchange for our non-controlling interests, we made capital contributions of $170 million and $236 million, which were recorded to other assets in our unaudited consolidated balance sheets during the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, the carrying value of these investments was decreased by $50 million and $55 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. During the three and nine months ended September 30, 2024, we decreased the carrying value of these investments by $75 million and $117 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.
In 2024, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at certain of our landfill locations in Illinois. As of September 30, 2025 and December 31, 2024, our carrying value in the joint venture was $39 million and $35 million, respectively. During the nine months ended September 30, 2025 and 2024, we contributed $5 million and $34 million, respectively, into the joint venture. This investment is an unconsolidated VIE for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to-date.
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at our landfills across the United States. Certain of these investments qualified for investment tax credits under Section 48 of the Internal Revenue Code. During the nine months ended September 30, 2025, we contributed approximately $50 million into the joint venture. As of September 30, 2025 and December 31, 2024, our carrying value in the joint venture was approximately $310 million and $270 million, respectively. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in Blue Polymers, LLC, a joint venture with Ravago, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and produce custom blended pellets for food-grade and non-food-grade packaging. As of September 30, 2025 and December 31, 2024, our carrying value in the joint venture was $88 million and $55 million, respectively. During the nine months ended September 30, 2025 and 2024, we contributed $40 million and $28 million, respectively, into the joint venture. This investment is an unconsolidated VIE for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to-date.
These investments were recorded as other assets in our unaudited consolidated balance sheet as of September 30, 2025.
Restructuring Charges
During the three and nine months ended September 30, 2025, we incurred restructuring charges of $3 million and $13 million, respectively, and during the three and nine months ended September 30, 2024, we incurred restructuring charges of $8 million and $20 million, respectively. The 2025 charges primarily related to the design and implementation of a new accounts receivable system. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. During the nine months ended September 30, 2025 and 2024, we paid $10 million and $18 million, respectively, related to these restructuring efforts.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2024	Acquisitions	Divestitures	Adjustments and Other	Balance as of September 30, 2025
Group 1	$7,492	$68	$—	$11	$7,571
Group 2	6,438	108	(1)	3	6,548
Group 3	2,052	526	(1)	3	2,580
Total	$15,982	$702	$(2)	$17	$16,699

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets, Net
Other intangible assets, net, is primarily comprised of values assigned to customer relationships, which are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2024	Acquisitions	Adjustments and Other	Balance as of September 30, 2025	Balance as of December 31, 2024	Additions Charged to Expense	Adjustments and Other	Balance as of September 30, 2025	Other Intangible Assets, Net as of September 30, 2025
Customer relationships	$690	$118	$—	$808	$(215)	$(59)	$—	$(274)	$534
Other intangible assets	91	1	(1)	91	(20)	(6)	—	(26)	65
Total	$781	$119	$(1)	$899	$(235)	$(65)	$—	$(300)	$599

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 follows:

	2025	2024
Prepaid expenses	$170	$127
Other non-trade receivables	146	96
Parts and supplies	103	98
Reinsurance receivable	30	30
Prepaid fees for cloud-based hosting arrangements, current	28	27
Income taxes receivable	14	124
Other	9	9
Total	$500	$511
Other Assets
A summary of other assets as of September 30, 2025 and December 31, 2024 follows:

	2025	2024
Investments	$824	$637
Operating right-of-use lease assets	220	232
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	149	123
Deferred compensation plan	140	125
Reinsurance receivable	89	86
Deferred contract costs and sales commissions	81	82
Derivative and hedging assets	36	55
Amounts recoverable for capping, closure and post-closure obligations	28	24
Other	23	19
Total	$1,590	$1,383

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2025 and December 31, 2024 follows:

	2025	2024
Accrued payroll and benefits	$334	$339
Accrued fees and taxes	257	206
Insurance reserves, current	250	220
Accrued dividends	194	181
Operating right-of-use lease liabilities, current	54	55
Accrued professional fees and legal settlement reserves	31	12
Ceded insurance reserves, current	30	30
Contingent purchase price and acquisition holdbacks	30	14
Other	141	119
Total	$1,321	$1,176
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2025 and December 31, 2024 follows:

	2025	2024
Operating right-of-use lease liabilities	$178	$189
Deferred compensation plan liability	129	120
Ceded insurance reserves	89	86
Contingent purchase price and acquisition holdbacks	59	60
Derivative and hedging liabilities	51	72
Withdrawal liability - multiemployer pension funds	19	19
Other	38	42
Total	$563	$588

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2025, we owned or operated 209 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. Additionally, we had post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of September 30, 2025 and December 31, 2024 follows:

	2025	2024
Landfill final capping, closure and post-closure liabilities	$2,253	$2,144
Environmental remediation	450	447
Total accrued landfill and environmental costs	2,703	2,591
Less: current portion	(145)	(159)
Long-term portion	$2,558	$2,432
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the nine months ended September 30, 2025 and 2024:

	2025	2024
Asset retirement obligation liabilities, beginning of year	$2,144	$1,937
Non-cash additions	57	45
Acquisitions, net of divestitures and other adjustments	1	4
Asset retirement obligation adjustments	4	3
Payments	(38)	(35)
Accretion expense	85	80
Asset retirement obligation liabilities, end of period	2,253	2,034
Less: current portion	(85)	(78)
Long-term portion	$2,168	$1,956
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of September 30, 2025 would be approximately $274 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2025 and 2024:

	2025	2024
Environmental remediation liabilities, beginning of year	$447	$485
Payments	(31)	(45)
Accretion expense (non-cash interest expense)	13	13
Acquisitions, net of divestitures and other adjustments	21	1
Environmental remediation liabilities, end of period	450	454
Less: current portion	(60)	(63)
Long-term portion	$390	$391
Bridgeton Landfill. During the nine months ended September 30, 2025, we paid $7 million related to management and monitoring of the remediation area for our closed Bridgeton Landfill in Missouri. We continue to work with state and federal regulatory agencies on our remediation efforts. From time to time, this may require us to modify our future operating timeline and procedures, which could result in changes to our expected liability. As of September 30, 2025, the remediation liability recorded for this site was $55 million, of which approximately $4 million is expected to be paid during the remainder of 2025.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of September 30, 2025 and December 31, 2024 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2025			December 31, 2024
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$68	$—	$68	$—	$—	$—
The Credit Facility	Variable	147	—	147	514	—	514
Commercial Paper	Variable	598	—	598	477	—	477
Senior notes:
March 2025	3.200	—	—	—	500	—	500
November 2025	0.875	350	—	350	350	—	350
July 2026	2.900	500	(1)	499	500	(1)	499
November 2027	3.375	650	(1)	649	650	(2)	648
May 2028	3.950	800	(6)	794	800	(7)	793
April 2029	4.875	750	(5)	745	750	(6)	744
November 2029	5.000	400	(3)	397	400	(4)	396
March 2030	2.300	600	(3)	597	600	(4)	596
July 2030	4.750	500	(6)	494	—	—	—
February 2031	1.450	650	(5)	645	650	(5)	645
February 2032	1.750	750	(4)	746	750	(5)	745
March 2033	2.375	700	(5)	695	700	(6)	694
December 2033	5.000	650	(8)	642	650	(9)	641
April 2034	5.000	800	(9)	791	800	(10)	790
November 2034	5.200	500	(6)	494	500	(6)	494
March 2035	6.086	182	(10)	172	182	(11)	171
March 2035	5.150	700	(11)	689	—	—	—
March 2040	6.200	400	(3)	397	400	(3)	397
May 2041	5.700	386	(5)	381	386	(5)	381
March 2050	3.050	400	(7)	393	400	(7)	393
Debentures:
September 2035	7.400	148	(26)	122	148	(27)	121
Tax-exempt:
2026 - 2054	3.200 - 4.375	1,378	(9)	1,369	1,418	(9)	1,409
Finance leases and other:
2025 - 2063	1.726 - 9.750	400	—	400	315	—	315
Total Debt		$13,407	$(133)	13,274	$12,840	$(127)	12,713
Less: current portion				(921)			(862)
Long-term portion				$12,353			$11,851

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2025, we had $68 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2024, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate, plus a current applicable margin of 0.805% based on our Debt Ratings. As of September 30, 2025 and December 31, 2024, C$204 million and C$232 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $147 million and $514 million of borrowings outstanding under the Credit Facility as of September 30, 2025 and December 31, 2024, respectively. We had $320 million and $317 million of letters of credit outstanding under the Credit Facility as of September 30, 2025 and December 31, 2024, respectively. We also had $598 million and $477 million of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of September 30, 2025 and December 31, 2024, respectively. As a result, availability under our Credit Facility was $2.4 billion and $2.2 billion as of September 30, 2025 and December 31, 2024, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of September 30, 2025 is 4.249% with a weighted average maturity of approximately 8 days. The weighted average interest rate for borrowings outstanding as of December 31, 2024 is 4.646% with a weighted average maturity of approximately 18 days.
We had $598 million and $477 million principal value of commercial paper issued and outstanding under the program as of September 30, 2025 and December 31, 2024, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

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
Tax-Exempt Financings
As of both September 30, 2025 and December 31, 2024, we had $1.4 billion of tax-exempt financings outstanding, with maturities ranging from 2026 to 2054 for both periods.
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
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund the repurchase of these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2025 and December 31, 2024.
Finance Leases and Other
As of September 30, 2025 and December 31, 2024, we had finance leases and other liabilities of $400 million and $315 million, respectively, with maturities ranging from 2025 to 2063 for both periods.
In our unaudited consolidated balance sheet as of September 30, 2025, finance leases and other included $120 million related to the construction of an office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2025 was 14.7% and 21.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2024, was 12.5% and 19.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 reflects a benefit of $65 million due to our investments in renewable energy assets, $8 million and $18 million, respectively, due to investments in renewable natural gas projects and commercial electric vehicles, and $9 million due to the realization of additional federal and state tax benefits, as well as adjustments to deferred taxes due to the completion of our 2024 tax returns.
Our effective tax rate for the three and nine months ended September 30, 2024 reflected a benefit of $81 million and $122 million, respectively, due to our investments in renewable energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code, $6 million due to the realization of additional federal and state tax benefits, as well as adjustments to deferred taxes due to the completion of our 2023 tax returns.
For the nine months ended September 30, 2025 and 2024, net cash paid for income taxes was $166 million and $183 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was signed into law. The Act, among other things, implemented changes to the tax treatment relating to bonus depreciation, research and experimental expenditures and interest expense, and included phase-outs and restrictions on several clean energy tax incentives. The Company does not expect the Act to have a material impact on our effective tax rate.
We have deferred tax assets related to state net operating loss carryforwards. We provide a partial valuation allowance due to uncertainty surrounding the future utilization of these carryforwards in the taxing jurisdictions where the loss carryforwards exist. When determining the need for a valuation allowance, we consider all positive and negative evidence, including recent financial results, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The realization of our deferred tax asset for state loss carryforwards ultimately depends upon the existence of sufficient taxable income in the appropriate state taxing jurisdictions in future periods. The weight given to the positive and negative evidence is commensurate with the extent such evidence can be objectively verified. We continue to regularly monitor both positive and negative evidence in determining the ongoing need for a valuation allowance. As of September 30, 2025, the valuation allowance associated with our state loss carryforwards was $40 million.
We are subject to income tax in the United States and Canada, as well as multiple state jurisdictions. Income tax in our foreign jurisdictions is not material for all periods presented. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of these examinations. Our federal statute of limitations is closed through 2021, except for an acquired subsidiary for which the statute of limitations is closed through 2020. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2013 through 2023.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of September 30, 2025, we are unable to estimate the resolution of our gross unrecognized benefits over the next 12 months.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of September 30, 2025, we accrued a liability for penalties of $1 million and a liability for interest (including interest on penalties) of $5 million related to our uncertain tax positions.
9. SHARE REPURCHASES, DIVIDENDS AND EARNINGS PER SHARE
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
Share repurchase activity during the three and nine months ended September 30, 2025 and 2024 follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares repurchased	2.3	0.8	2.6	1.7
Amount paid	$539	$153	$594	$321
Weighted average cost per share	$232.00	$194.14	$228.81	$189.93

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be purchased under the plans or programs exclude a 1% excise tax.
As of September 30, 2025, there were no repurchased shares pending settlement. As of September 30, 2024, there were less than 0.1 million repurchased shares pending settlement, resulting in an associated $9 million of share repurchases unpaid and included within other accrued liabilities. As of September 30, 2025, the remaining authorized purchase capacity under our October 2023 repurchase program was $1.9 billion.
Dividends
In July 2025, our Board of Directors approved a quarterly dividend of $0.625 per share. Cash dividends declared were $557 million for the nine months ended September 30, 2025. As of September 30, 2025, we recorded a quarterly dividend payable of $194 million to shareholders of record at the close of business on October 2, 2025.

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
Earnings per share for the three and nine months ended September 30, 2025 and 2024 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$549,672	$565,669	$1,594,573	$1,530,999
Weighted average common shares outstanding	311,729	314,002	312,590	314,735
Basic earnings per share	$1.76	$1.80	$5.10	$4.86
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$549,672	$565,669	$1,594,573	$1,530,999
Weighted average common shares outstanding	311,729	314,002	312,590	314,735
Effect of dilutive securities:
Unvested RSU awards	86	130	99	123
Unvested PSU awards	196	239	195	291
Weighted average common and common equivalent shares outstanding	312,011	314,371	312,884	315,149
Diluted earnings per share	$1.76	$1.80	$5.10	$4.86
During the three and nine months ended September 30, 2025, there were less than 0.1 million antidilutive securities outstanding. During the three and nine months ended September 30, 2024, there were no antidilutive securities outstanding.
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
A summary of changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2025 follows:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance as of December 31, 2024	$(13)	$—	$(13)	$(26)
Other comprehensive income (loss) before reclassifications	—	2	(6)	(4)
Amounts reclassified from accumulated other comprehensive loss	1	(2)	—	(1)
Net current period other comprehensive loss	1	—	(6)	(5)
Balance as of September 30, 2025	$(12)	$—	$(19)	$(31)

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement where Net Income is Presented
Gain (loss) on cash flow hedges:
Terminated interest rate locks	$—	$(1)	$(1)	$(3)	Interest expense
2022 interest rate swap	—	—	—	14	Interest expense
Total before tax	—	(1)	(1)	11
Tax provision	—	—	—	(3)
Net of tax	—	(1)	(1)	8
Pension gains:
Pension settlement	—	8	2	8	Other income, net
Tax provision	—	(2)	—	(2)
Net of tax	—	6	2	6
Total income reclassified into earnings, net of tax	$—	$5	$1	$14
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of September 30, 2025 and December 31, 2024, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	September 30, 2025
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$70	$70	$70	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	96	96	—	96	—
Derivative and hedging assets - other assets	36	36	—	36	—
Total assets	$202	$202	$70	$132	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$51	$51	$—	$51	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	64	64	—	—	64
Total liabilities	$115	$115	$—	$51	$64

	December 31, 2024
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$62	$62	$62	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	90	90	—	90	—
Derivative and hedging assets - other assets	55	55	—	55	—
Total assets	$207	$207	$62	$145	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$72	$72	$—	$72	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	65	65	—	—	65
Total liabilities	$137	$137	$—	$72	$65
Total Debt
As of September 30, 2025 and December 31, 2024, the carrying value of our total debt was $13.3 billion and $12.7 billion, respectively, and the fair value of our total debt was $13.2 billion and $12.2 billion, respectively. The estimated fair value of our fixed rate senior notes, debentures and certain tax-exempt financings is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates were based on Level 2 inputs of the fair value hierarchy as of September 30, 2025 and December 31, 2024. See Note 7, Debt, for further information related to our debt.

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
Summarized financial information concerning our reportable segments for the three months ended September 30, 2025 and 2024 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2025
Gross revenue	$2,191	$2,108	$4,299	$440	$88	$4,827
Intercompany revenue	(320)	(274)	(594)	(13)	(8)	(615)
Revenue allocations	39	35	74	6	(80)	—
Net revenue	1,910	1,869	3,779	433	—	4,212
Cost of operations	1,077	1,110	2,187	276	—	2,463
Selling, general and administrative	184	169	353	69	—	422
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$660	$635	$1,295	$88	$—	$1,383
Capital expenditures	$171	$171	$342	$45	$57	$444
Total assets	$14,207	$11,495	$25,702	$5,140	$2,947	$33,789

Three Months Ended September 30, 2024
Gross revenue	$2,071	$2,056	$4,127	$467	$86	$4,680
Intercompany revenue	(304)	(274)	(578)	(12)	(14)	(604)
Revenue allocations	31	31	62	10	(72)	—
Net revenue	1,798	1,813	3,611	465	—	4,076
Cost of operations	1,028	1,057	2,085	282	—	2,367
Selling, general and administrative	173	167	340	66	—	406
Adjusted EBITDA	$597	$589	$1,186	$117	$—	$1,303
Capital expenditures	$244	$161	$405	$33	$16	$454
Total assets	$13,515	$11,240	$24,755	$4,470	$2,589	$31,814
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2025 and 2024 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2025
Gross revenue	$6,439	$6,228	$12,667	$1,360	$273	$14,300
Intercompany revenue	(953)	(810)	(1,763)	(38)	(43)	(1,844)
Revenue allocations	107	101	208	22	(230)	—
Net revenue	5,593	5,519	11,112	1,344	—	12,456
Cost of operations	3,169	3,209	6,378	848	—	7,226
Selling, general and administrative	553	512	1,065	209	—	1,274
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$1,882	$1,843	$3,725	$287	$—	$4,012
Capital expenditures	$554	$444	$998	$118	$194	$1,310
Total assets	$14,207	$11,495	$25,702	$5,140	$2,947	$33,789

Nine Months Ended September 30, 2024
Gross revenue	$6,083	$6,068	$12,151	$1,375	$258	$13,784
Intercompany revenue	(907)	(805)	(1,712)	(36)	(50)	(1,798)
Revenue allocations	94	92	186	22	(208)	—
Net revenue	5,270	5,355	10,625	1,361	—	11,986
Cost of operations	3,037	3,153	6,190	843	—	7,033
Selling, general and administrative	523	502	1,025	202	—	1,227
Adjusted EBITDA	$1,710	$1,700	$3,410	$316	$—	$3,726
Capital expenditures	$554	$426	$980	$92	$285	$1,357
Total assets	$13,515	$11,240	$24,755	$4,470	$2,589	$31,814
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
Intercompany revenue reflects transactions within and between segments that generally are made on a basis intended to reflect the market value of such services. Capital expenditures for Corporate entities and other for the three and nine months ended September 30, 2025 largely included investments in our digital platforms and our third polymer center. Capital expenditures for Corporate entities and other for the three and nine months ended September 30, 2024 primarily included vehicle inventory acquired but not yet assigned to operating locations and facilities.
As presented in the table below, Adjusted EBITDA reflects certain adjustments for losses from unconsolidated equity method investments, loss on extinguishment of debt and other related costs, restructuring charges, loss (gain) on business divestitures and impairments, net, and labor disruption. This presentation is consistent with how our CODM reviews our results of operations to make resource allocation decisions.
Other segment items consist of the impact from labor disruptions that we experienced in certain isolated markets during the three and nine months ended September 30, 2025.
A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Group 1 Adjusted EBITDA	$660	$597	$1,882	$1,710
Group 2 Adjusted EBITDA	635	589	1,843	1,700
Group 3 Adjusted EBITDA	88	117	287	316
Total Adjusted EBITDA	1,383	1,303	4,012	3,726
Other income, net	(7)	(10)	(22)	(23)
Interest income	(2)	(4)	(6)	(7)
Interest expense	143	138	428	406
Depreciation, depletion and amortization	459	422	1,356	1,234
Accretion	29	26	85	80
Loss from unconsolidated equity method investment	57	73	72	116
Loss on extinguishment of debt and other related costs	—	2	—	2
Restructuring charges	3	8	13	20
Loss (gain) on business divestitures and impairments, net	—	1	—	(1)
Labor disruption	56	—	56	—
Income before income taxes	$645	$647	$2,030	$1,899

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Collection:
Residential	$754	17.9%	$740	18.1%	$2,249	18.0%	$2,196	18.3%
Small-container	1,267	30.1	1,209	29.7	3,768	30.3	3,599	30.0
Large-container	797	18.9	775	19.0	2,330	18.7	2,278	19.0
Other	17	0.4	18	0.5	53	0.4	54	0.5
Total collection	2,835	67.3	2,742	67.3	8,400	67.4	8,127	67.8
Transfer	472		459		1,376		1,336
Less: intercompany	(248)		(247)		(741)		(733)
Transfer, net	224	5.3	212	5.2	635	5.1	603	5.0
Landfill	845		768		2,421		2,234
Less: intercompany	(329)		(315)		(968)		(937)
Landfill, net	516	12.3	453	11.1	1,453	11.7	1,297	10.8
Environmental solutions	449		480		1,393		1,408
Less: intercompany	(16)		(15)		(49)		(47)
Environmental solutions, net	433	10.3	465	11.4	1,344	10.8	1,361	11.4
Other:
Recycling processing and commodity sales	107	2.5	107	2.6	328	2.6	311	2.6
Other non-core	97	2.3	97	2.4	296	2.4	287	2.4
Total other	204	4.8	204	5.0	624	5.0	598	5.0
Total revenue	$4,212	100.0%	$4,076	100.0%	$12,456	100.0%	$11,986	100.0%
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Substantially all of the deferred revenue recognized as of December 31, 2024 was recognized as revenue during the nine months ended September 30, 2025 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheets, and we amortize the asset over the average life of the customer relationship. For the periods ended September 30, 2025 and December 31, 2024, we recognized $81 million and $82 million, respectively, of deferred contract costs and capitalized sales commissions.
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
The following table reflects the activity in our allowance for doubtful accounts for the nine months ended September 30, 2025 and 2024:

	2025	2024
Balance at beginning of year	$74	$83
Additions charged to expense	27	20
Accounts written-off	(31)	(28)
Balance at end of period	$70	$75
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5, Other Liabilities; and (2) environmental remediation liabilities, which are discussed in Note 6, Landfill and Environmental Costs.
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of September 30, 2025, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows is reconciled as follows:

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$84	$74	$83	$140
Restricted cash and marketable securities	225	208	203	164
Less: restricted marketable securities	(84)	(79)	(80)	(76)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$225	$203	$206	$228
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2025	December 31, 2024
Capping, closure and post-closure obligations	$66	$59
Insurance	159	149
Total restricted cash and marketable securities	$225	$208
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may not prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the impacts of the overall global economy and changing interest rates, impacts from international trade restrictions and tariffs, our ability to effectively integrate and manage companies we acquire, and to realize the anticipated benefits of any such acquisitions, the impact of prolonged work stoppages or other labor disruptions, the amount of the financial contribution of our sustainability initiatives, acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States, as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2024, particularly under Part 1, Item 1A - Risk Factors. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of September 30, 2025, we operated across the United States and Canada through 373 collection operations, 254 transfer stations, 79 recycling centers, 209 active landfills, 2 treatment, recovery and disposal facilities, 23 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 15 deep injection wells and 2 polymer centers. We are engaged in 81 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 125 closed landfills as of September 30, 2025.
Revenue for the nine months ended September 30, 2025 increased by 3.9% to $12,456 million compared to $11,986 million for the same period in 2024. This change in revenue is due to increases in average yield of 4.2% and increased revenue from acquisitions, net of divestitures of 1.3%. These increases were partially offset by a decrease in volume of 0.4%, a decrease in fuel recovery fees of 0.2%, a decrease in environmental solutions revenue of 0.7%, and a decrease of 0.2% due to the number of workdays during the nine months ended September 30, 2025, as compared to the same period in 2024.

The following table summarizes our revenue, expenses and operating income for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenue	$4,212	100.0%	$4,076	100.0%	$12,456	100.0%	$11,986	100.0%
Expenses:
Cost of operations	2,463	58.5	2,367	58.0	7,226	58.0	7,033	58.7
Depreciation, depletion and amortization of property and equipment	406	9.6	383	9.4	1,210	9.7	1,122	9.4
Amortization of other intangible assets	22	0.5	18	0.4	65	0.5	54	0.4
Amortization of other assets	31	0.7	21	0.6	81	0.7	58	0.5
Accretion	29	0.7	26	0.7	85	0.7	80	0.7
Selling, general and administrative	422	10.0	406	10.0	1,274	10.2	1,227	10.2
Loss (gain) on business divestitures and impairments, net	—	—	1	—	—	—	(1)	—
Restructuring charges	3	0.1	8	0.1	13	0.1	20	0.1
Operating income	$836	19.9%	$846	20.8%	$2,502	20.1%	$2,393	20.0%
Our pre-tax income was $645 million and $2,030 million for the three and nine months ended September 30, 2025, respectively, compared to $647 million and $1,899 million for the same periods in 2024, respectively. Our net income attributable to Republic Services, Inc. was $550 million and $1,595 million for the three and nine months ended September 30, 2025, or $1.76 and $5.10 per diluted share, respectively, compared to $566 million and $1,531 million, or $1.80 and $4.86 per diluted share, for the same periods in 2024, respectively.
During each of the three and nine months ended September 30, 2025 and 2024, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$645	$95	$550	$1.76	$647	$81	$566	$1.80
Loss on extinguishment of debt and other related costs	—	—	—	—	2	—	2	0.01
Restructuring charges	3	1	2	0.01	8	2	6	0.02
Labor disruption	56	14	42	0.13	—	—	—	—
Loss on business divestitures and impairments, net(2)	—	—	—	—	1	1	—	—
Settlements and withdrawals on pension plans	—	—	—	—	(8)	(2)	(6)	(0.02)
Total adjustments	59	15	44	0.14	3	1	2	0.01
As adjusted	$704	$110	$594	$1.90	$650	$82	$568	$1.81

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$2,030	$435	$1,595	$5.10	$1,899	$368	$1,531	$4.86
Gain on extinguishment of debt and other related costs	—	—	—	—	(5)	(1)	(4)	(0.01)
Restructuring charges	13	4	9	0.03	20	5	15	0.04
Labor disruption	56	14	42	0.13	—	—	—	—
Gain on business divestitures and impairments, net(3)	—	—	—	—	(1)	—	(1)	—
Settlements and withdrawals on pension plans	—	—	—	—	(8)	(2)	(6)	(0.02)
Total adjustments	69	18	51	0.16	6	2	4	0.01
As adjusted	$2,099	$453	$1,646	$5.26	$1,905	$370	$1,535	$4.87
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended September 30, 2024.
(3) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the nine months ended September 30, 2024.
We believe that presenting adjusted pre-tax income, adjusted tax impact, adjusted net income – Republic, and adjusted diluted earnings per share, which are not measures determined in accordance with U.S. GAAP, provides an understanding of operational activities before the financial impact of certain items. We use these measures, and believe investors will find them helpful, in understanding the ongoing performance of our operations separate from items that have a disproportionate impact on our results for a particular period. We have incurred comparable charges, costs and recoveries in prior periods, and similar types of adjustments can reasonably be expected to be recorded in future periods. Our definitions of adjusted pre-tax income, adjusted tax impact, adjusted net income – Republic, and adjusted diluted earnings per share may not be comparable to similarly titled measures presented by other companies. Further information on these adjustments is included below.
Restructuring charges. During the three and nine months ended September 30, 2025, we incurred restructuring charges of $3 million and $13 million, respectively, and during the three and nine months ended September 30, 2024, we incurred restructuring charges of $8 million and $20 million, respectively. The 2025 charges primarily related to the design and implementation of a new accounts receivable system. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. During the nine months ended September 30, 2025 and 2024, we paid $10 million and $18 million, respectively, related to these restructuring efforts.
During the remainder of 2025, we expect to incur additional restructuring charges of approximately $3 million, primarily related to the design and implementation of a new accounts receivable system. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
Labor disruption. During the three and nine months ended September 30, 2025, we experienced labor disruptions in certain isolated markets. The impact of these labor disruptions was $56 million during both the three and nine months ended September 30, 2025, including $16 million of customer credits and $40 million of cost of operations.

Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, treatment, consolidation, transfer and disposal of hazardous and non-hazardous waste and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions is primarily generated by (1) fees we charge for the collection, treatment, transfer and disposal of hazardous and non-hazardous waste, (2) field and industrial services, (3) equipment rental, (4) emergency response and standby services, (5) in-plant services, such as transportation and logistics, including at our TSDFs and (6) in-plant services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical, steel and automotive plants and other governmental, commercial and industrial facilities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. The following table reflects our revenue by service line for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Collection:
Residential	$754	17.9%	$740	18.1%	$2,249	18.0%	$2,196	18.3%
Small-container	1,267	30.1	1,209	29.7	3,768	30.3	3,599	30.0
Large-container	797	18.9	775	19.0	2,330	18.7	2,278	19.0
Other	17	0.4	18	0.5	53	0.4	54	0.5
Total collection	2,835	67.3	2,742	67.3	8,400	67.4	8,127	67.8
Transfer	472		459		1,376		1,336
Less: intercompany	(248)		(247)		(741)		(733)
Transfer, net	224	5.3	212	5.2	635	5.1	603	5.0
Landfill	845		768		2,421		2,234
Less: intercompany	(329)		(315)		(968)		(937)
Landfill, net	516	12.3	453	11.1	1,453	11.7	1,297	10.8
Environmental solutions	449		480		1,393		1,408
Less: intercompany	(16)		(15)		(49)		(47)
Environmental solutions, net	433	10.3	465	11.4	1,344	10.8	1,361	11.4
Other:
Recycling processing and commodity sales	107	2.5	107	2.6	328	2.6	311	2.6
Other non-core	97	2.3	97	2.4	296	2.4	287	2.4
Total other	204	4.8	204	5.0	624	5.0	598	5.0
Total revenue	$4,212	100.0%	$4,076	100.0%	$12,456	100.0%	$11,986	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average yield	4.0%	4.6%	4.2%	5.4%
Fuel recovery fees	—	(0.2)	(0.2)	(0.2)
Total price	4.0	4.4	4.0	5.2
Volume	(0.3)	(1.2)	(0.4)	(1.0)
Change in workdays	—	0.3	(0.2)	0.1
Recycling processing and commodity sales	(0.2)	0.7	—	0.5
Environmental solutions	(1.4)	—	(0.7)	(0.2)
Other(1)	(0.4)	—	(0.1)	—
Total internal growth	1.7	4.2	2.6	4.6
Acquisitions / divestitures, net	1.6	2.3	1.3	3.1
Total	3.3%	6.5%	3.9%	7.7%

Core price	5.9%	6.2%	5.9%	6.6%
(1) Other represents customer credits recognized in connection with recent labor disruptions.
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
The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	As a % of Related Business		As a % of Related Business
Core price	7.2%	7.4%	7.2%	8.0%
Average yield	4.9%	5.5%	5.1%	6.5%
Volume	(0.4)%	(1.5)%	(0.5)%	(1.2)%
During the three and nine months ended September 30, 2025, we experienced the following changes in our revenue as compared to the same periods in 2024:
•Average yield increased revenue by 4.0% and 4.2% for the three and nine months ended September 30, 2025, respectively, due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to changes in fuel prices, resulted in no change to revenue for the three months ended September 30, 2025, primarily due to the timing of implementing changes to the rates to reflect the increase in fuel prices compared to the same period in 2024. The fuel recovery fee program decreased revenue by 0.2% for the nine months ended September 30, 2025, due to a decrease in fuel prices compared to the same period in 2024.
•Volume decreased revenue for the three and nine months ended September 30, 2025 by 0.3% and 0.4%, respectively, primarily due to a decrease in volume in our collection lines of business as well as a decrease in solid waste volumes in our landfill line of business. The decline in revenue in our large-container collection line of business was primarily driven by a slowing in construction-related activity as well as adverse weather in January and February. The decline in our residential and small-container collection lines of business is primarily attributable to certain municipal contract losses and broker-related business.
The decrease in overall volume during the three and nine months ended September 30, 2025 was partially offset by an increase in construction and demolition and special waste volumes. The increase was primarily related to Hurricane

Helene recovery efforts and the Los Angeles area wildfire remediation. The increase in volume from these events increased revenue during the nine months ended September 30, 2025 by approximately $100 million.
•The impact of the number of workdays resulted in no change to revenue during the three months ended September 30, 2025, as compared to the same period in 2024. Revenue decreased by 0.2% due to the impact of the number of workdays during the nine months ended September 30, 2025, as compared to the same period in 2024, which drove a decrease in volumes in our collection, landfill, and transfer lines of business.
•Recycling processing and commodity sales decreased revenue by 0.2% during the three months ended September 30, 2025, primarily due to a decrease in price for recycled commodities compared to the same period 2024. This decrease was largely offset by increased volumes at the Las Vegas Polymer Center, the opening of the Indianapolis Polymer Center and reopening a recycling center on the west coast. There was no change to revenue as a result of recycling processing and commodity sales during the nine months ended September 30, 2025, as compared to the same period in 2024. The average price for recycled commodities at our recycling centers, excluding glass and organics, for the three and nine months ended September 30, 2025 was $126 and $143 per ton, respectively, compared to $177 and $168 per ton for the same periods in 2024, respectively.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $11 million.
•Environmental solutions decreased revenue by 1.4% and 0.7% during the three and nine months ended September 30, 2025, respectively, primarily due to a decline in manufacturing and emergency response activity as well as a decrease in event-based volumes into our landfills.
•Acquisitions, net of divestitures, increased revenue by 1.6% and 1.3% during the three and nine months ended September 30, 2025, respectively, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Labor and related benefits	$812	19.3%	$814	20.0%	$2,475	19.9%	$2,412	20.1%
Transfer and disposal costs	275	6.5	280	6.9	808	6.5	832	7.0
Maintenance and repairs	384	9.1	380	9.3	1,122	9.0	1,106	9.2
Transportation and subcontract costs	302	7.2	304	7.4	896	7.2	885	7.4
Fuel	120	2.8	113	2.8	349	2.8	360	3.0
Disposal fees and taxes	95	2.3	91	2.2	275	2.2	265	2.2
Landfill operating costs	99	2.3	88	2.1	292	2.3	275	2.3
Risk management	109	2.6	103	2.5	321	2.6	300	2.5
Other	227	5.4	194	4.8	648	5.2	598	5.0
Subtotal	2,423	57.5	2,367	58.0	7,186	57.7	7,033	58.7
Labor disruption	40	1.0	—	—	40	0.3	—	—
Total cost of operations	$2,463	58.5%	$2,367	58.0%	$7,226	58.0%	$7,033	58.7%

These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three and nine months ended September 30, 2025 and 2024 are summarized below:
•Labor and related benefits increased in aggregate dollars for the nine months ended September 30, 2025 due to higher hourly and salaried wages as a result of annual merit increases. Partially offsetting these increases was the impact of one less workday compared to the nine months ended September 30, 2024.
•Transfer and disposal costs decreased primarily due to a decrease in collection volumes.
During both the three and nine months ended September 30, 2025 and 2024, approximately 67% of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Maintenance and repairs expense increased in aggregate dollars due to higher hourly wages as a result of annual merit increases, parts inflation and an increase in third-party maintenance.
•Our fuel costs increased during the three months ended September 30, 2025 due to an increase in acquisition-related activity as well as the expiration of alternative fuel tax credits during the period. Our fuel costs decreased during the nine months ended September 30, 2025, primarily due to a decrease in the average diesel fuel price per gallon. The national average diesel fuel price per gallon for the three and nine months ended September 30, 2025 was $3.76 and $3.65, respectively, as compared to $3.69 and $3.83, respectively, for the same periods in 2024.
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
•Other costs of operations increased due to increased occupancy and facility related expenses as well as a favorable non-recurring insurance recovery recognized during the nine months ended September 30, 2024.
•During the three and nine months ended September 30, 2025, we experienced labor disruptions in certain isolated markets. We incurred $40 million of cost of operations primarily as a result of an increase in labor and other cost of operations.
Depreciation, Depletion and Amortization of Property and Equipment
The following table summarizes depreciation, depletion and amortization of property and equipment for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Depreciation and amortization of property and equipment	$267	6.3%	$255	6.3%	$792	6.4%	$744	6.2%
Landfill depletion and amortization	139	3.3	128	3.1	418	3.3	378	3.2
Depreciation, depletion and amortization expense	$406	9.6%	$383	9.4%	$1,210	9.7%	$1,122	9.4%
Depreciation and amortization of property and equipment increased for the three and nine months ended September 30, 2025, largely due to an increased investment in trucks and the supporting infrastructure as well as the addition of assets through acquisitions.
Landfill depletion and amortization expense increased for the three and nine months ended September 30, 2025 due to increased construction and demolition volumes related to the Hurricane Helene recovery efforts and increased special waste volumes attributable to the Los Angeles area wildfire remediation. Landfill depletion and amortization expense also increased due to an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships. Expenses for amortization of other intangible assets were $22 million and $65 million, or 0.5% of revenue, for the three and nine months ended September 30, 2025, respectively, compared to $18 million and $54 million, or 0.4% of revenue, for the same periods in 2024, respectively. Amortization expense increased due to assets added through acquisition activity

Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $31 million and $81 million, or 0.7% of revenue, for the three and nine months ended September 30, 2025, respectively, compared to $21 million and $58 million, or 0.6% and 0.5% of revenue, for the same periods in 2024, respectively.
Accretion Expense
Accretion expense was $29 million and $85 million, or 0.7% of revenue, for the three and nine months ended September 30, 2025, respectively, compared to $26 million and $80 million, or 0.7% of revenue, for the same periods in 2024, respectively.
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
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Salaries and related benefits	$269	6.4%	$278	6.9%	$842	6.8%	$834	6.9%
Provision for doubtful accounts	9	0.2	—	—	27	0.2	20	0.2
Other	144	3.4	128	3.1	405	3.2	373	3.1
Total selling, general and administrative expenses	$422	10.0%	$406	10.0%	$1,274	10.2%	$1,227	10.2%

These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2025 and 2024 are summarized below:
•Salaries and related benefits decreased for the three months ended September 30, 2025 primarily due to a decrease in management incentive compensation. Salaries and related benefits increased in aggregate dollars for the nine months ended September 30, 2025 primarily due to higher wages and benefits resulting from annual merit increases, partially offset by a decrease in management incentive compensation.
•Other selling, general and administrative expenses increased during the three and nine months ended September 30, 2025 primarily due to an unfavorable legal settlement recognized during the period.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three and nine months ended September 30, 2025 and 2024, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on debt	$126	$121	$378	$357
Non-cash interest	20	19	57	54
Less: capitalized interest	(3)	(2)	(7)	(5)
Total interest expense	$143	$138	$428	$406
Total interest expense for the three and nine months ended September 30, 2025 increased primarily due to a higher overall debt balance as well as higher interest rates on our debt compared to the same periods in 2024.
For the nine months ended September 30, 2025 and 2024, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swap, was $355 million and $345 million, respectively.
As of September 30, 2025, we had $1,941 million of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $19 million.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2025 was 14.7% and 21.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2024, was 12.5% and 19.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 reflects a benefit of $65 million due to our investments in renewable energy assets, $8 million and $18 million, respectively, due to investments in renewable natural gas projects and commercial electric vehicles, and $9 million due to the realization of additional federal and state tax benefits, as well as adjustments to deferred taxes due to the completion of our 2024 tax returns.
Our effective tax rate for the three and nine months ended September 30, 2024 reflected a benefit of $81 million and $122 million, respectively, due to our investments in renewable energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code, $6 million due to the realization of additional federal and state tax benefits, as well as adjustments to deferred taxes due to the completion of our 2023 tax returns.
For the nine months ended September 30, 2025 and 2024, net cash paid for income taxes was $166 million and $183 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was signed into law. The Act, among other things, implemented changes to the tax treatment relating to bonus depreciation, research and experimental expenditures and interest expense, and included phase-outs and restrictions on several clean energy tax incentives. The Company does not expect the Act to have a material impact on our effective tax rate. We expect to recognize approximately $80 million of cash tax benefit during the year ended December 31, 2025 as a result of changes to bonus depreciation.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Cost of operations and selling, general and administrative are significant segment expenses used in the evaluation. Summarized financial information regarding our reportable segments for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 12, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2025
Gross revenue	$2,191	$2,108	$4,299	$440	$88	$4,827
Intercompany revenue	(320)	(274)	(594)	(13)	(8)	(615)
Revenue allocations	39	35	74	6	(80)	—
Net revenue	1,910	1,869	3,779	433	—	4,212
Cost of operations	1,077	1,110	2,187	276	—	2,463
Selling, general and administrative	184	169	353	69	—	422
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$660	$635	$1,295	$88	$—	$1,383
Capital expenditures	$171	$171	$342	$45	$57	$444
Total assets	$14,207	$11,495	$25,702	$5,140	$2,947	$33,789

Three Months Ended September 30, 2024
Gross revenue	$2,071	$2,056	$4,127	$467	$86	$4,680
Intercompany revenue	(304)	(274)	(578)	(12)	(14)	(604)
Revenue allocations	31	31	62	10	(72)	—
Net revenue	1,798	1,813	3,611	465	—	4,076
Cost of operations	1,028	1,057	2,085	282	—	2,367
Selling, general and administrative	173	167	340	66	—	406
Adjusted EBITDA	$597	$589	$1,186	$117	$—	$1,303
Capital expenditures	$244	$161	$405	$33	$16	$454
Total assets	$13,515	$11,240	$24,755	$4,470	$2,589	$31,814

(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2025
Gross revenue	$6,439	$6,228	$12,667	$1,360	$273	$14,300
Intercompany revenue	(953)	(810)	(1,763)	(38)	(43)	(1,844)
Revenue allocations	107	101	208	22	(230)	—
Net revenue	5,593	5,519	11,112	1,344	—	12,456
Cost of operations	3,169	3,209	6,378	848	—	7,226
Selling, general and administrative	553	512	1,065	209	—	1,274
Other Segment Items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$1,882	$1,843	$3,725	$287	$—	$4,012
Capital expenditures	$554	$444	$998	$118	$194	$1,310
Total assets	$14,207	$11,495	$25,702	$5,140	$2,947	$33,789

Nine Months Ended September 30, 2024
Gross revenue	$6,083	$6,068	$12,151	$1,375	$258	$13,784
Intercompany revenue	(907)	(805)	(1,712)	(36)	(50)	(1,798)
Revenue allocations	94	92	186	22	(208)	—
Net revenue	5,270	5,355	10,625	1,361	—	11,986
Cost of operations	3,037	3,153	6,190	843	—	7,033
Selling, general and administrative	523	502	1,025	202	—	1,227
Adjusted EBITDA	$1,710	$1,700	$3,410	$316	$—	$3,726
Capital expenditures	$554	$426	$980	$92	$285	$1,357
Total assets	$13,515	$11,240	$24,755	$4,470	$2,589	$31,814
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three and nine months ended September 30, 2025 and 2024 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $597 million and $1,710 million for the three and nine months ended September 30, 2024, respectively, to $660 million and $1,882 million for the three and nine months ended September 30, 2025, respectively.
The most significant items impacting adjusted EBITDA in Group 1 during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 include:
•Net revenue for the three and nine months ended September 30, 2025 increased 6.2% and 6.1%, respectively, due to an increase in average yield in all lines of business and higher special waste volumes in our landfill line of business. The increase in special waste volumes was primarily driven by the Los Angeles area wildfire remediation. The increases were partially offset by decreased volume in our large-container and residential collection lines of business. The decrease in volume was also negatively impacted by lower solid waste and construction and demolition volumes in our landfill line of business.
•Cost of operations increased primarily due to an increase in labor costs, equipment maintenance and insurance premiums.

Group 2
Adjusted EBITDA in Group 2 increased from $589 million and $1,700 million for the three and nine months ended September 30, 2024, respectively, to $635 million and $1,843 million for the three and nine months ended September 30, 2025, respectively.
The most significant items impacting adjusted EBITDA in Group 2 during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 include:
•Net revenue for the three and nine months ended September 30, 2025 increased 3.1% and 3.0%, respectively, due to an increase in average yield in all lines of business and increased volumes in our landfill line of business. The increase in volume in our landfill line of business was primarily due to increased construction and demolition volume related to the Hurricane Helene recovery efforts as well as increased special waste. These increases were partially offset by decreased volumes in our collection and transfer lines of business.
•Cost of operations increased primarily due to an increase in our insurance premiums.
Group 3
Adjusted EBITDA in Group 3 decreased from $117 million for the three months ended September 30, 2024 to $88 million for the three months ended September 30, 2025. Adjusted EBITDA in Group 3 decreased from $316 million for the nine months ended September 30, 2024 to $287 million for the nine months ended September 30, 2025.
The most significant items impacting adjusted EBITDA in Group 3 during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 include:
•Net revenue for the three and nine months ended September 30, 2025 decreased primarily due to a decline in manufacturing and emergency response activity as well as a decrease in event-based volumes into our landfills, partially offset by acquisition related growth and price increases relative to the same respective periods in 2024.
•Cost of operations decreased for the three months ended September 30, 2025 primarily due to a decrease in subcontract costs partially offset by higher labor costs relative to the same respective period in 2024.
•Cost of operations increased for the nine months ended September 30, 2025 primarily due to an increase in labor costs partially offset by a decrease in subcontract costs relative to the same period in 2024.
Landfill and Environmental Matters
Available Airspace
As of September 30, 2025, we owned or operated 209 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2024	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2025
Cubic yards (in millions):
Permitted airspace	4,745	—	72	146	(66)	(2)	4,895
Probable expansion airspace	282	15	—	(142)	—	—	155
Total cubic yards (in millions)	5,027	15	72	4	(66)	(2)	5,050
Number of sites:
Permitted airspace	208	—	2	(1)			209
Probable expansion airspace	14	1	—	(3)			12
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
As of September 30, 2025, 12 of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these 12 landfills have an estimated remaining average site life of 30 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

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
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2025:

	Gross Property and Equipment
	Balance as of December 31, 2024	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2025
Land	$897	$28	$(2)	$35	$—	$—	$24	$982
Landfill development costs	10,518	21	—	37	57	4	306	10,943
Vehicles and equipment	10,998	491	(296)	65	—	—	157	11,415
Buildings and improvements	2,119	18	—	47	—	—	191	2,375
Construction-in-progress - landfill	437	354	—	—	—	—	(309)	482
Construction-in-progress - other	575	368	—	6	—	—	(371)	578
Total	$25,544	$1,280	$(298)	$190	$57	$4	$(2)	$26,775

	Accumulated Depreciation, Depletion and Amortization
	Balance as of December 31, 2024	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2025
Landfill development costs	$(6,031)	$(413)	$—	$—	$(5)	$—	$(6,449)
Vehicles and equipment	(6,692)	(709)	288	2	—	4	(7,107)
Buildings and improvements	(944)	(84)	—	2	—	(1)	(1,027)
Total	$(13,667)	$(1,206)	$288	$4	$(5)	$3	$(14,583)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$84	$74
Restricted cash and marketable securities	225	208
Less: restricted marketable securities	(84)	(79)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$225	$203
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

The following table summarizes our restricted cash and marketable securities:

	September 30, 2025	December 31, 2024
Capping, closure and post-closure obligations	$66	$59
Insurance	159	149
Total restricted cash and marketable securities	$225	$208
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
We expect to invest at least $1.1 billion in acquisitions in 2025.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Cash Provided by Operating Activities	$3,315	$2,914
Cash Used in Investing Activities	$(2,571)	$(1,749)
Cash Used in Financing Activities	$(723)	$(1,188)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund our operating activities, capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the nine months ended September 30, 2025 and 2024 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $35 million during the nine months ended September 30, 2025, compared to a decrease of $243 million during the same period in 2024, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $78 million during the nine months ended September 30, 2025 due to the timing of billings net of collections, compared to a $100 million increase in the same period in 2024. As of September 30, 2025, our days sales outstanding were 41.0, or 30.2 days net of deferred revenue, compared to 41.2, or 30.4 days net of deferred revenue, as of September 30, 2024.
•Our prepaid expenses and other assets increased $93 million during the nine months ended September 30, 2025, compared to a $59 million increase in the same period in 2024. The increase in prepaid expenses and other assets during the nine months ended September 30, 2025 is primarily driven by an increase in costs associated with cloud-

based hosting arrangements and prepaid insurance premiums, partially offset by a decrease of income tax receivables due to the timing of our estimated tax payments.
•Our accounts payable increased $23 million during the nine months ended September 30, 2025, compared to a $26 million decrease in the same period in 2024, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $38 million during the nine months ended September 30, 2025, compared to $35 million in the same period in 2024.
•Cash paid for remediation obligations was $14 million lower during the nine months ended September 30, 2025, compared to the same period in 2024.
•Our other liabilities increased $182 million during the nine months ended September 30, 2025, compared to a $22 million increase in the same period in 2024, primarily due to the timing of payments for accrued payroll and an increase in insurance reserves.
In addition, cash paid for interest, excluding net swap settlements for our floating-to-fixed interest rate swaps, was $355 million and $345 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for incomes taxes was $166 million and $183 million for the nine months ended September 30, 2025 and 2024, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2025 and 2024 are summarized below:
•Capital expenditures during the nine months ended September 30, 2025 were $1,310 million, compared with $1,357 million for the same period in 2024.
•During the nine months ended September 30, 2025 and 2024, we paid $1,259 million and $400 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2025 and 2024 are summarized below:
•During the nine months ended September 30, 2025, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,183 million. During the nine months ended September 30, 2024, we issued $900 million of senior notes for cash proceeds, net of discounts and fees, of $889 million. Net payments from notes payable and long-term debt were $743 million during the nine months ended September 30, 2025, compared to net payments of $1,219 million during the same period in 2024. For a more detailed discussion, see the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
•During the nine months ended September 30, 2025, we repurchased 2.6 million shares of our common stock for $599 million, which included the cash paid for excise tax on share repurchases, compared to repurchases of 1.7 million shares for $321 million during the same period in 2024.
•Dividends paid were $544 million and $505 million during the nine months ended September 30, 2025 and 2024, respectively.
Financial Condition
Debt Obligations
As of September 30, 2025, we had $921 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings each with initial remarketing periods of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, as of September 30, 2025, we had availability under our Credit Facility to fund the repurchase of these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of September 30, 2025, we had availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our unaudited consolidated balance sheet as of September 30, 2025.

For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2025, we had $68 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2024, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate, plus a current applicable margin of 0.805% based on our Debt Ratings. As of September 30, 2025 and December 31, 2024, C$204 million and C$232 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $147 million and $514 million of borrowings outstanding under the Credit Facility as of September 30, 2025 and December 31, 2024, respectively. We had $320 million and $317 million of letters of credit outstanding under our Credit Facility as of September 30, 2025 and December 31, 2024, respectively. We also had $598 million and $477 million of principal borrowings outstanding (net of related discount on issuance) under our commercial paper program as of September 30, 2025 and December 31, 2024, respectively. As a result, availability under our Credit Facility was $2.4 billion and $2.2 billion as of September 30, 2025 and December 31, 2024, respectively.
Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of September 30, 2025, our total debt to EBITDA ratio was approximately 2.5 compared to the 3.75 maximum allowed. As of September 30, 2025, we were in compliance with all other covenants under our Credit Facility.
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
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of September 30, 2025 is 4.249% with a weighted average maturity of approximately 8 days. The weighted average interest rate for borrowings outstanding as of December 31, 2024 is 4.646% with a weighted average maturity of approximately 18 days.
We had $598 million and $477 million principal value of commercial paper issued and outstanding under the program as of September 30, 2025 and December 31, 2024, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.
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
Tax-Exempt Financings
As of both September 30, 2025 and December 31, 2024, we had $1.4 billion of tax-exempt financings outstanding, with maturities ranging from 2026 to 2054 for both periods.
Finance Leases and Other
As of September 30, 2025 and December 31, 2024, we had finance leases and other liabilities of $400 million and $315 million, respectively, with maturities ranging from 2025 to 2063 for both periods.
In our unaudited consolidated balance sheet as of September 30, 2025, finance leases and other included $120 million related to the construction of an office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of September 30, 2025, our credit ratings were A-, A3 and A- by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc, respectively. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances, could be adversely impacted.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of September 30, 2025, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $349 million during the nine months ended September 30, 2025, or 3% of revenue, compared to $360 million, or 3% of revenue, during the comparable period in 2024.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of September 30, 2025, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $11 million.
Revenue from recycling processing and commodity sales during the nine months ended September 30, 2025 and 2024 was $328 million and $311 million, respectively.
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

As of September 30, 2025, we had $1,941 million of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $19 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
In February 2025, we acquired all of the issued and outstanding shares of COP Shamrock Parent, Inc. (Shamrock). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management's assessment of our internal control over financial reporting as of September 30, 2025 did not include an assessment of internal control over financial reporting as it relates to this acquisition. We will continue the process of implementing internal controls over financial reporting for this acquired business. This business contributed less than 1% of revenue to our unaudited consolidated financial statements for the nine months ended September 30, 2025.

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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (2) environmental remediation liabilities, which totaled $450 million at September 30, 2025 and which are discussed in Note 6, Landfill and Environmental Costs, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of September 30, 2025, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)(d)
July 1 - 31	386,144	$238.93	386,144	$2,373,557,932
August 1 - 31	1,032,994	$232.90	1,032,994	$2,132,986,129
September 1 - 30	906,063	$228.03	906,063	$1,926,389,251
	2,325,201		2,325,201
(a)    In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of September 30, 2025, there were no repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2025, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

10.1+*	Amendment No. 1 to the Republic Services, Inc. Deferred Compensation Plan, effective as of August 1, 2025.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	October 30, 2025	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ ELYSE M. CARLSEN
Elyse M. Carlsen
Vice President and Chief Accounting Officer (Principal Accounting Officer)