Form 10-K
period 2025-12-31
REPUBLIC SERVICES, INC.
filed 2026-02-18
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission file number: 1-14267
REPUBLIC SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	65-0716904
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
5353 East City North Drive Phoenix, Arizona	85054 (Zip Code)
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
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2025, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $77.0 billion.
As of February 10, 2026, the registrant had outstanding 308,804,970 shares of Common Stock (excluding treasury shares of 4,827,437).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Unless the context requires otherwise, all references in this Form 10-K to Republic, Republic Services, the Company, we, us and our refer to Republic Services, Inc. and its consolidated subsidiaries.
PART I
ITEM 1.BUSINESS
Overview
Republic Services is one of the largest providers of environmental services in North America, as measured by revenue. We operate across the United States and Canada through 377 collection operations, 255 transfer stations, 79 recycling centers, 207 active landfills, 2 treatment, recovery and disposal facilities, 24 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 15 deep injection wells, 9 industrial wastewater treatment facilities, and 2 polymer centers. We are engaged in 84 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 124 closed landfills.
We believe the total addressable United States and Canada environmental services market in which we operate generates approximately $163 billion of annual revenue, which includes the $110 billion recycling and waste industry, $37 billion of the broader environmental solutions industry, and $16 billion in sustainability innovation (described below) and emerging waste and recycling technologies. Within our recycling and waste business, we prioritize investments in market verticals with above-average growth rates and higher return profiles. The environmental solutions market remains fragmented, which provides consolidation opportunities to drive scale. In our sustainability innovation businesses, we believe customer demand for products and services that respond to evolving environmental trends, including circularity and decarbonization, should support above average growth rates and attractive returns. We believe we can further expand our addressable market into other segments of the environmental services industry over time by leveraging our differentiated capabilities, including (1) customer zeal, (2) digital and (3) sustainability.
We operate throughout the United States and Canada, but the physical collection and recycling or disposal of material is largely a local business, and the dynamics and opportunities differ in each market we serve. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the Company while maintaining day-to-day operating decisions at the local level, closest to the customer.
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
Foundational Elements
Our strategy is designed to generate profitable growth by sustainably managing our customers’ needs, and it is underpinned by three foundational elements – (1) our market position, (2) our operating model and (3) our people and talent focus.
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
Internal Growth
Several key drivers of internal growth are discussed below:
•Volume Growth - Volume growth through increases in our customer base and service offerings is the most capital efficient method to grow our business. We believe volumes are driven by population growth, household formation and new business formation. We seek to obtain long-term contracts for collecting recyclables, solid waste and industrial waste under residential collection contracts with municipalities, exclusive franchise agreements, small-container and large-container contracts and environmental solutions service contracts. We also look to enter into long-term recycling and disposal contracts with municipalities and other third parties. By obtaining such long-term agreements, we can grow our contracted revenue base at a rate consistent with the underlying economic growth in these markets. In addition, by securing long-term agreements, we are better able to help ensure we earn an appropriate return on the capital deployed.
•Price Increases - We seek to secure price increases necessary to offset increased costs, improve our operating margins and earn an appropriate return on our substantial investments in vehicles, equipment, transfer stations, recycling centers, TSDFs, deep well injection facilities, landfills, and other post-collection infrastructure.
•Expansion of Recycling Capabilities - Based on the most recent United States Environmental Protection Agency (EPA) data, approximately 32% of municipal solid waste is recycled and/or composted. We expect that percentage to increase over the long-term as communities enhance and expand their recycling programs for their residents. As a key player in the circular economy, we are strategically focused on expanding recycling volume through innovative material handling processes and programs to help our customers achieve their goals related to sustainability and environmentally sound practices while also generating an appropriate return. In 2024, we commenced operations at our first Polymer Center in Las Vegas, Nevada. In 2025, we commenced operations at our second Polymer Center in Indianapolis, Indiana and construction began at our third Polymer Center in Allentown, Pennsylvania. Our Polymer Centers are part of a vertical integration that will advance circularity for plastics and help us manage the plastics stream from curbside collection to delivery of recycled content for consumer packaging. We believe our Polymer Centers will enable us to produce food-grade drop-in substitutes for virgin plastics, while allowing us to expand plastics circularity across North America. In 2023, we announced the development of Blue Polymers, a joint-venture with Ravago JV Holdings, LLC, creating vertical integration that will further advance circularity by acquiring all olefins produced by the Polymer Centers to further process and manufacture custom blended pellets for food-grade and non-food-grade packaging. In 2025, operations commenced at the first Blue Polymers facility in Indianapolis, Indiana, and a second Blue Polymers facility is currently being constructed in Buckeye, Arizona. We will continue to look for opportunities to expand or enhance our recycling capabilities in markets where customers are demanding these services, demonstrating a willingness to pay and where we can earn an appropriate return on our investment.
•Infrastructure Development - We seek to identify opportunities to further our position as a vertically integrated service provider in markets where we are not fully integrated. Our goal is to create market-specific, vertically integrated operations typically consisting of one or more collection operations, transfer stations, recycling centers, TSDFs, deep well injection facilities, and landfills. Where appropriate, we seek to obtain permits to build recycling centers, transfer stations, TSDFs, deep well injection facilities, and landfills that would vertically integrate our waste services or expand the service areas for our existing disposal sites. Additionally, we seek opportunities to expand and permit new airspace at our existing landfills in order to replace airspace consumed. Development projects, while generally less capital intensive than acquisitions, typically require extensive permitting efforts that can take years to complete with no assurance of success. We undertake development projects when we believe there is a reasonable probability of success and reasonably priced acquisition opportunities are not available. Through landfill and fleet innovation, recycling and circularity of key materials and renewable energy production, we are committed to continuous development of environmentally responsible operations that increase our efficiency as well as our ability to partner with customers to create a more sustainable world.
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
We expect to continue to invest in value-enhancing acquisitions in existing markets. Given our free cash flow, availability under our credit facilities and our ability to access the public capital markets, we have the financial flexibility to make additional acquisitions that will complement our existing business platform, including larger acquisitions if the right opportunities present themselves.
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

Operating Model
Our operating model enables us to deliver consistent, high-quality service to all our customers through the Republic Way: One Way. Everywhere. Every Day. This approach of developing standardized processes with rigorous controls and tracking allows us to leverage our scale and deliver durable operational excellence. The Republic Way is the key to harnessing the best of what we do as operators and translating that across all facets of our business. Key elements of our operating model are our organizational structure, safety, fleet automation, fleet electrification and standardized maintenance.
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
Safety
Republic is committed to the safety of our employees, customers and the communities we serve. We have a dedicated team of safety professionals at our corporate headquarters and within our field operations, led by our Vice President of Environmental Health and Safety who reports directly to our Chief Operating Officer. Due to the nature of our industry, safety is a top priority, and we recognize and reward employees for outstanding safety records. Over the past 10 years, our safety performance (based on OSHA recordable rates) has been 23% better than the industry average. Our Think, Choose, Live motto encapsulates our everyday safety messaging to our employees to: Think about what you are doing, Choose the safe answer and Live to go home to your family. With the phrase printed on numerous items, including hard hats and the equipment our employees use, there are constant reminders for employees to go home in the same condition in which they came to work. Our goal is to ensure every one of our employees returns home safely each night.
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
•Focus Together: This effort is the core of our safety program and is designed to help frontline employees eliminate the six most common types of serious incidents.
•Lead Together: We provide best-in-class communication channels and advanced training techniques for all frontline supervisors and managers to help them guide their teams.
•Partner Together: Staying safe requires involvement by employees at all levels. We’ve increased leadership visits with frontline employees and supervisors to support each divisions’ safety goals.
•Celebrate Together: We take pride in recognizing employees who demonstrate a relentless commitment to safety. Employees with the best driving records are eligible for the industry’s most prestigious award, the National Waste & Recycling Association’s Driver of the Year. Republic drivers have won 66% of the Driver of the Year awards issued for the large truck category since 2009. In addition, our best drivers are recognized and rewarded with competing in our National Road-EO competition.
•Analyze Together: We analyze real-time data to make short- and long-term decisions and identify opportunities for improvement. Examples include analysis of roadway awareness training, data mapping and other employee protection and preparedness insights.
•Innovate Together: We employ the latest technologies in our fleet, including driver-supported automation, rear cameras, in-cab backup alarms and event recording systems, and we take a data-driven approach to support our employees. We also work with equipment manufacturers to incorporate safety elements such as seat belt alarms, blind spot awareness, lane departure alarms and other potentially lifesaving equipment in our fleet.
We believe our Safety Amplified program provides additional benefits for our Company and stakeholders including:
•further strengthening relationships within the communities we serve;
•enhancing customer trust;
•streamlining operational processes and increasing productivity;
•delivering a reputational advantage, including positioning our Company as an employer-of-choice;
•maintaining and sustaining a safety culture in all areas of our business; and
•contributing to employee engagement.
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
Fleet Automation
Approximately 79% of our residential routes have been converted to automated single-driver trucks. By converting our residential routes to automated service, we reduce labor costs, improve driver productivity, decrease emissions and create a safer work environment for our employees. Additionally, communities using automated vehicles generally have higher participation rates in recycling programs, thereby complementing our initiative to expand our recycling capabilities.
Fleet Electrification
We believe we are taking a leadership position in electric technology innovation for our recycling and waste collection fleet. This is a critical step toward reducing our environmental impact through lower fleet emissions. We believe it will also improve our total cost of ownership through reduced operating costs and maintenance, while providing a competitive advantage in certain communities. We are partnering with multiple manufacturers to pilot electric-powered recycling and waste trucks. As electric-vehicle technology continues to develop, we expect to further deploy electrification within our fleet. As of December 31, 2025, we operated more than 180 electric-collection vehicles and had 32 commercial-scale electric charging facilities.
Standardized Maintenance
Based on an industry trade publication, we operate the third largest vocational truck fleet in the United States. As of December 31, 2025, our average fleet age for recycling and waste collection vehicles in years, by service line of business, was as follows:

	Approximate Number of Vehicles	Approximate Average Age
Residential	7,300	7.7
Small-container	5,600	7.3
Large-container	4,900	8.8
Total	17,800	7.9
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
People and Talent Focus
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
We are dedicated to driving our people and talent agenda, which includes (1) sustaining a safe, inclusive and diverse culture, (2) maintaining a highly engaged workforce, (3) developing our talent through learning and development experiences and (4) offering rewards that attract and retain the best workforce. We review key progress metrics such as engagement and turnover and regularly report on these metrics to our Board of Directors. This level of reporting holds all of our leaders accountable for the continued growth and development of our people.
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
We support inclusion and connectivity through our Business Resource Groups (BRG) and focus on the involvement of our field locations in all of our BRGs, including Women of Republic, VALOR (Veterans, Advocacy, Learning, Outreach and Recruiting), UNIDOS, the Black Employee Network, AAPI (Asian American and Pacific Islander) and PRISM in support of the LGBTQ+ community.
Employee Engagement
We believe an engaged workforce is a key element of our success as engaged employees deliver better customer service and are more productive. We measure employee engagement through a third-party survey, assessing employee sentiment on a variety of topics such as pride for the Company, job satisfaction and intention to stay. Our data reinforces that business units with a highly engaged workforce experience less turnover. We also found that employees whose leaders are highly inclusive are more likely to speak up and share their perspective. Regularly hearing from our employees enables us to understand how to support and strengthen an exceptional employee experience. Our goal is to achieve and maintain employee engagement scores at or above 88 by 2030. Our average employee engagement score was 87 in 2025, which is above a national benchmark by eight points. Approximately 99% of our employees participated in the engagement survey process in March 2025 and 97% in September 2025, which are 24% and 22% higher than the national benchmark, respectively. Employee engagement is a core part of our business strategy, which is why we compensate our General Managers, in part, on their employee engagement scores. This reinforces our commitment for leaders to listen and take action on employee feedback and helps to ensure that our leaders are held accountable and rewarded for their efforts to drive a more engaged workforce.
Talent Development
We are committed to providing our employees with opportunities to develop throughout their careers. Our programs, including new hire onboarding and new leader assimilation, reinforce our Company values, expectations and business approach. We relaunched our successful Leadership Fundamentals program in 2022, targeting field leaders. With a goal of reaching all leaders through this program, more than 1,200 leaders completed this training in 2025, with approximately 650 additional leaders slated to participate in 2026. Targeted development experiences support the growth of people in key roles, including Driver Training, Technician Training, Supervisor Training, Sales Acceleration and General Manager Onboarding, among others. We believe these programs provide the fundamental skills necessary to be successful across roles. Additionally, to meet the specific needs of the business, we opened a comprehensive Technical Training Institute in April 2021 where we train and develop our technicians. We have had 398 participants in the course since its inception.
Our leadership programs are a critical part of growing our people. We remain focused on attracting, hiring and developing early career leaders. Our rotational training and development programs, including our General Manager Acceleration Program (GMAP) and Operations Manager Acceleration Program, help us attract, develop and advance a diverse and talented pool of individuals from across our organization. Our Executive Leadership team sponsors these programs, providing visibility and support for the career advancement of our high-potential talent across the organization. Since the beginning of these programs in 2017, 135 leaders have graduated into leadership positions. Additionally, our MBA intern program, with 60 participants since 2019, introduces strong talent to the organization and is a path of opportunity into the GMAP program. We have found that these programs and experiences help ensure that the next generation of leaders build the necessary skills and experiences to be successful in their roles today and in the future.
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
Customer Zeal
The goal of customer zeal is to drive customer loyalty by offering differentiated products and services specifically designed to meet our customers’ needs. We offer a broad set of environmental services across the United States and Canada and can thus serve as many of our customers' sole provider, which we believe sets us apart in the industry. Customers appreciate our track record of safe and environmentally compliant operations, with the expertise to manage complex waste streams. We believe our value proposition increases customer loyalty and willingness to pay for our differentiated offerings. Customer zeal is a cultural commitment to enable and empower our employees to own their role in the customer experience.
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
We continue to expand our offering of products and services to meet customer demand for a single provider for their environmental services needs. We have made progress on this front, including through our continued expansion of our environmental solutions segment. Our acquisitions of leading environmental solutions providers enable us to offer a complete set of products and services, including treatment, recycling and disposal of hazardous, non-hazardous and specialty waste. For services that we do not provide, we fulfill demand through our alliance partnerships while maintaining the customer-facing relationship.
To help ensure a consistent customer experience, we have invested in our customer service capabilities and our centralized Customer Experience function. This modern technology provides our customer service employees with the tools and capabilities they need to provide better levels of service through a variety of communication channels. The standardized approach enhances the customer experience and provides us a platform to reduce the cost to service our customers.
To help ensure our efforts are making an impact and building customer loyalty, we solicit feedback from our customers, including Net Promoter Score℠, so that every General Manager receives timely, relevant feedback that allows him or her the ability to reach out to customers directly and address issues immediately.
Digital
By prioritizing our digital capabilities, we seek to provide a consistent experience across our business. We believe investments in our digital platforms support improved processes for our employees that lead to enhanced employee engagement and enable our customers to do business with us through more channels and with better access to information, ultimately driving increased customer loyalty.
By increasing the ease of use and functionality of our web-based market presence, we believe we enhance customer satisfaction, interaction and connectivity while lowering our costs. These tools reinforce to our customers that they can rely on us to handle their recycling and waste services needs in a way that is easy and convenient for them.
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
In 2025, we advanced the deployment of our “MPower” enterprise asset management system to digitally connect our maintenance team to our collection fleet of vehicles. This technology is designed to streamline our fleet maintenance record keeping and parts management processes and allow improved technician efficiency and enhanced warranty recovery across our fleet.
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
Our 2030 Sustainability Goal
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
•Safety Amplified: Achieve zero annual employee fatalities
•Incident Reduction: Reduce OSHA Total Recordable Incident Rate (TRIR) to 2.0 or less by 2030
•Engaged Workforce: Achieve and maintain employee engagement scores at or above 88 by 2030
•Emissions Reduction: Reduce absolute Scope 1 and 2 greenhouse gas emissions 35% by 2030(2), which was approved by SBTi(3, 4)
•Circular Economy: Increase recovery of key materials by 40% on a combined basis by 2030(2)
•Renewable Energy: Increase beneficial reuse of biogas by 50% by 2030(2)
•Charitable Giving: Create sustainable neighborhoods through strong community partnerships for 45 million people by 2030(2)
We believe that reducing our impact on the planet and improving the quality of life for its inhabitants are the right things to do, and they are also necessary actions to ensure a vibrant future for our organization.
(1) We have aligned our 2030 goals with the following UN Sustainable Development Goals: (3) Good Health and Well-being, (4) Quality Education, (6) Clean Water and Sanitation, (7) Affordable Clean Energy, (8) Decent Work and Economic Growth, (9) Industry, Innovation and Infrastructure, (10) Reduced Inequalities, (11) Sustainable Cities and Communities, (12) Responsible Consumption and Production, (13) Climate Action, (14) Life Below Water, and (16) Peace, Justice and Strong Institutions.
(2) Targets are relative to the 2017 baseline year.
(3) SBTi, or Science Based Targets initiative, is a corporate climate action organization that helps companies set targets to reduce their GHG emissions in line with the goals of the Paris Agreement.
(4) Interim goal of achieving 10% emissions reduction by 2025 was achieved in fiscal year 2023.

Refer to our Sustainability Report for our progress toward our 2030 sustainability goals, and refer to our full suite of climate-related sustainability reporting for updates regarding our progress toward our climate goals, including the Task Force on Climate-Related Financial Disclosures (TCFD), Sustainability Accounting Standards Board (SASB), Global Reporting Initiative (GRI) and CDP Climate Change, all of which can be found at republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
Cash Utilization Strategy
We take a consistent and balanced approach to capital allocation to drive long-term, sustainable value for our shareholders. The predictability of our free cash flows allows us to efficiently execute our capital allocation strategy, which includes investing in value-creating acquisitions and returning free cash flow to our shareholders through dividends and share repurchases. We are committed to an efficient capital structure and maintaining our investment grade credit ratings on our senior debt, which was rated A- by Standard & Poor’s Ratings Services, A- by Fitch Ratings, Inc. and A3 by Moody’s Investors Service, Inc. Such ratings have allowed us, and should continue to allow us, to readily access capital markets at competitive rates.
We manage our free cash flow by ensuring that capital expenditures and operating asset levels are appropriate in light of our existing business and growth opportunities and by closely managing our working capital.
Dividends
In July 2025, our Board of Directors approved an increase in the quarterly dividend to $0.625 per share, which represents an increase of approximately 8% over the prior year. This increase represented the 22nd consecutive year of a dividend increase. Over the last five years, our dividends have increased at a compounded annual growth rate of 6.3%. We expect to continue paying quarterly cash dividends and may consider additional dividend increases if we believe they will enhance shareholder value.
Share Repurchases
In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective starting January 1, 2024, and extending through December 31, 2026. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the parameters around which we repurchase our shares. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for repurchase authority remaining as of December 31, 2025.
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
Recycling & Waste Services
We have a strong, national, vertically-integrated operating platform that allows us to compete more effectively and efficiently in the local markets in which we operate. Where appropriate, we seek to achieve a high rate of internalization by managing material streams from the point of collection through recycling processing or disposal. During the year ended December 31, 2025, approximately 67% of the total solid waste volume we collected was disposed at landfills we own or operate (internalization). Our fully integrated markets generally have a lower cost of operations and more favorable cash flows than our markets that are not fully integrated. Through acquisitions, landfill operating agreements and other market development activities, we create market-specific, vertically-integrated operations typically consisting of one or more collection operations, transfer stations and landfills. We also operate recycling centers in markets where diversion of waste is a priority, customers are willing to pay for the service and we can earn an appropriate return on our investment.
Collection Services
We provide residential, small-container and large-container collection services through 377 collection operations. In 2025, approximately 68% of our total revenue was derived from our collection business, of which approximately 18% of our total revenue related to residential services, approximately 30% related to small-container services, approximately 19% related to large-container services and approximately 1% related to other collection services.
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
Transfer Services
We own or operate 255 transfer stations. Revenue at our transfer stations is primarily generated by charging tipping or disposal fees, which accounted for approximately 5% of our revenue during 2025. Our collection operations deposit material at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or recycling centers. Transfer stations provide collection operations with a cost-effective means to consolidate material and reduce transportation costs while providing our landfills with an additional mechanism to extend their geographic reach.
When our own collection operations use our transfer stations, this improves internalization by allowing us to retain fees we would otherwise pay to third-party disposal sites. It also allows us to manage costs associated with material disposal because: (1) transfer trucks have larger capacities than collection trucks, allowing us to deliver more material to the landfill or processing center in each trip; (2) material is accumulated and compacted at strategically located transfer stations to increase efficiency; and (3) we can retain volume by transporting the material to one of our own landfills or processing centers rather than to a competitor’s.
Recycling Processing Services
We own or operate 79 recycling centers. These centers generate revenue through the processing and sale of old corrugated containers (OCC), old newsprint (ONP), aluminum, glass and other materials, which accounted for approximately 3% of our total revenue during 2025. Approximately 83% of our total recycling center volume is fiber based and includes OCC, ONP and other mixed paper. During 2025, we processed and sold 2.2 million tons, excluding glass and organics, from our recycling centers. An additional 1.8 million tons were collected by us and delivered to third parties. We are investing in innovative recycling technology and have expanded our organics operations to help customers meet their diversion goals. We processed 1.1 million tons and sold 0.4 million tons of organic materials, respectively, through our organics infrastructure in 2025.

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
Landfill Services
We own or operate 207 active landfills. Our landfill tipping fees charged to third parties accounted for approximately 12% of our revenue during 2025. As of December 31, 2025, we had 41,158 estimated permitted acres and estimated total available disposal capacity of 5.0 billion in-place cubic yards. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
Environmental Solutions
We have the capabilities to address the complex environmental and sustainability needs of our customers. Our environmental solutions offerings include collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste; field and industrial services; equipment rental; emergency response and standby services; and in-plant services. Environmental solutions volume is generated by the daily operations of industrial, petrochemical and refining facilities and oil and natural gas exploration and production sites, including maintenance, plant turnarounds and capital projects. Volume also is generated by private and government funded projects including site remediation, redevelopment or emergency spill response. In 2025, approximately 11% of our revenue was derived from environmental solutions.
Waste Treatment & Disposal
We own or operate 6 active hazardous waste landfills, 9 active energy waste landfills, 2 treatment, recovery and disposal facilities, 24 treatment, storage and disposal facilities, 5 salt water disposal wells, 15 deep injection wells, and 9 industrial wastewater treatment facilities. We recycle, treat and dispose of hazardous and non-hazardous industrial wastes. The waste streams handled include substances which are classified as “hazardous” because of their corrosive, ignitable, reactive or toxic properties and other wastes subject to federal, state and provincial environmental regulation. The waste we handle comes in solid, liquid and sludge form and can be received in a variety of containerized and bulk forms and transported to our facilities by truck and rail.
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
Sustainability Innovation
We are uniquely positioned to offer products and services to address the complex sustainability needs of our customers, including offerings that allow for greater material circularity and support decarbonization. We believe demand for post-consumer content in consumer packaging and low carbon energy alternatives continues to increase. We are able to invest independently or through joint ventures to create solutions for the evolving marketplace.
Circularity
In 2025, we commenced operations at our second Polymer Center in Indianapolis, Indiana and began construction at our third Polymer Center in Allentown, Pennsylvania. Through its Polymer Centers, Republic is the first company to manage the plastics stream through an integrated process from curbside collection of recycled material to production and delivery of high-quality recycled content for consumer packaging. Rigid plastics – polyethylene terephthalate (PET), high-density polyethylene (HDPE) and polypropylene (PP) – collected from residential and commercial customers and sorted at local recycling facilities are delivered to the Polymer Center for secondary processing. Each facility is expected to produce more than 100 million pounds per year of recycled plastic, including 100% post-consumer PET flake delivered to the food-grade marketplace to enable bottle-to-bottle circularity. In addition, HDPE and PP packaging such as detergent jugs or butter tubs, which today are collected in multicolored bundles, can be separated by plastic type and color. We plan to commence operations at our Allentown, Pennsylvania Polymer Center in 2027.
In 2023, we announced the creation of Blue Polymers, LLC, a joint venture with Ravago, that will further advance circularity in the plastics industry. The Blue Polymers facilities will utilize the color-sorted recycled HDPE and PP from our Polymer Centers to create custom recycled resins for consumer packaging and other applications. The process is expected to convert recycled HDPE and PP into fully formulated products for use in both food-grade and non-food-grade sustainable applications. In 2025, operations commenced at the first Blue Polymers facility in Indianapolis, Indiana, and additional Blue Polymers facilities are planned to open over the coming years. Products are expected to include custom-blended and compounded materials for individual customers to help them achieve their sustainability goals and comply with federal, state or local requirements for recycled content.
Decarbonization
Our customers are increasingly looking for decarbonization solutions, and we are leveraging our network of landfills to meet that need. Republic is committed to harnessing landfill gas, a natural byproduct of decomposing waste, and converting it to energy. More than 89% of our landfill acreage is covered by gas collection systems. Collecting and converting landfill gas into renewable energy provides economic and environmental benefits, including reducing fugitive greenhouse gas emissions.
As of December 31, 2025, we were engaged in 77 landfill gas-to-energy projects at our landfills. The majority of these projects were developed and are owned and operated by a third party, where we earn a royalty from our supply of landfill gas to the renewable energy production facilities. We presently have more than 30 landfill gas-to-energy projects in development that are expected to begin operations in the coming years. Many of these projects produce or are expected to produce renewable natural gas, a low carbon, pipeline-quality fuel that’s fully interchangeable with fossil fuel-derived natural gas; it can be used as a transportation fuel in commercial fleets, including our own.
We also are producing renewable energy at our landfills through solar projects we host at seven sites, which generate clean electricity for local communities.
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
We provide essential environmental services in the communities we serve and our operations can be adversely affected by periods of inclement or severe weather and natural disasters, which could increase the volume of material collected under our existing contracts (without corresponding compensation), delay the collection and disposal of material, reduce the volume of material delivered to our disposal sites or delay the construction or expansion of our landfill sites and other facilities. These risks may increase with the physical impacts of climate change. The impacts from adverse weather and natural disasters have the potential to last several months and to affect several facilities. We have business continuity plans in place for severe weather, natural disasters and other emergencies—hurricanes, tornadoes, flooding, winter storms, earthquakes and wildfires, among others—to help limit disruptions in our operations and help ensure the continuity of our services. Our operations can also be favorably affected by severe weather and natural disasters, which could increase the volume of material in situations where we are able to charge for our additional services. Refer to our TCFD Report for more information on climate impacts and our risk management strategies, available at republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
Regulation
Our facilities and operations are subject to a variety of federal, state, provincial and local requirements that regulate, among other things, the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals generally are required for landfills and transfer stations, recycling centers, certain waste collection vehicles, fuel storage tanks and other equipment and facilities that we own or operate. These permits are subject to denial, revocation, modification and renewal in certain circumstances. Any revocation, modification or denial of permits could have a material adverse effect on us. Federal, state, provincial and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The United States EPA and various other federal, state, provincial and local authorities administer these regulations. Regulations with respect to hazardous waste are particularly relevant for our Group 3 reportable segment that provides treatment, recycling and disposal of hazardous waste.
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
In addition, our vehicle fleet may become subject to higher efficiency standards or other carbon-emission restrictions. Over the past decade, the EPA and the National Highway Traffic Safety Administration (NHTSA) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) passenger automobiles and light-duty trucks (collectively, light-duty vehicles); and (2) heavy-duty trucks, including solid waste collection vehicles and tractor trailers. The Trump Administration has proposed to repeal certain EPA vehicle emissions standards and decrease certain NHTSA fuel economy standards. We own and operate vehicles in both categories. EPA and NHTSA periodically issue rules covering additional model years, typically increasing the stringency of the relevant vehicle standards, and those rules are frequently challenged in court.
•The Occupational Safety and Health Act of 1970 (OSHA). This act authorizes the Occupational Safety and Health Administration of the United States Department of Labor to promulgate occupational safety and health standards. A number of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to our facilities and operations.
State and Local Regulation
Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. In addition, our operations may be affected by the trend in many states toward requiring solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, food waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been adopted in several states and are being considered in others. Some jurisdictions have enacted or are considering enacting “extended producer responsibility” regulations, which are designed to obligate producers to fund the post-use life cycle of their products by providing recycling programs for their products. State and municipal governments also have enacted or may enact “organic diversion” regulations that require food waste to be managed separately from the other waste streams, similar to the rules recently enacted in California. Several states have also enacted or are considering “minimum recycled content” regulations mandating certain minimum post-consumer recycled content in certain types of packaging, including California. Legislative and regulatory measures to mandate or encourage waste reduction and recycling also have been considered, or are under consideration by, the United States Congress and the EPA. These regulations may present new opportunities to offer sustainable environmental services to our customers but may require investment of time, effort and money to be able to offer these new solutions, may expose us to additional regulatory requirements and competition from others offering these services, and could involve loss of volume at our landfills.
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
Canadian Waste Regulation
Certain of our operations and facilities are subject to, among other regulations, Canadian hazardous and non-hazardous waste regulations. The Canadian federal government regulates issues within federal jurisdiction, including activities that cross provincial boundaries or affect Canada’s relations with other nations. The Canadian provinces and territories also have jurisdiction over environmental matters within their respective boundaries, including primary responsibility for regulation and management of hazardous and non-hazardous waste.
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
Maritime Regulations
Our Group 3 operations own and use 68 vessels registered under the United States flag. Accordingly, we are subject to various United States federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our United States-flag vessels are subject to the direct jurisdiction of the United States Coast Guard, the United States Customs and Border Protection and the United States Maritime Administration as well as other federal and state agencies. We are also subject to international laws and conventions and the laws of foreign jurisdictions when we operate outside of the United States.
A portion of the operations of our standby services business within Group 3 is conducted in the United States coastwise trade. This is a protected market that is subject to United States cabotage laws that impose certain restrictions on the ownership and operation of vessels in the United States coastwise trade. These laws are principally contained in 46 U.S.C. Chapters 121, 505 and 551 and the related regulations, which are commonly referred to collectively as the “Jones Act.” The Jones Act restricts transportation of merchandise by water or by land and water, either directly or via a foreign port, between points in the United States and certain of its island territories. Subject to limited exceptions, the Jones Act requires that vessels engaged in United States coastwise trade be owned and operated by United States citizens within the meaning of the Jones Act, be built in and registered under the laws of the United States and manned by predominantly United States citizen crews. We have compliance mechanisms in place designed to assist with monitoring and maintaining compliance with the ownership requirements of the Jones Act. Failure to maintain compliance with these ownership requirements could adversely impact our Group 3 operations.

All of our offshore vessels are subject to either United States or international safety and classification standards and sometimes both. United States-flag vessels, barges and crew boats are required to undergo periodic inspections pursuant to United States Coast Guard regulations.
We are also subject to a number of safety, security and environmental laws and regulations, including the Oil Pollution Act of 1990, CERCLA, the Clean Air Act, and the International Ship and Port Facility Security Code (ISPS Code), an amendment to the International Convention for the Safety of Life at Sea (SOLAS) as implemented in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. Under the ISPS Code, we perform worldwide security assessments, risk analyses and develop vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those United States-flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to the latest revision of the U.S. Coast Guard’s Maritime Security (MARSEC) Directive 104-6. We believe that additional security and environmental related regulations could be imposed on the maritime industry affecting our Group 3 operations.
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
We are engaged in 84 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program, which was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, known as renewable identification numbers (RINs), from renewable fuel producers. The amount of RIN credits generated by each gallon of renewable fuel depends on the process and feedstock used to create the specific renewable fuel. There is a market for RINs and, as we and/or our partners produce RFS-compliant renewable fuel, RINs are generated and sold to parties purchasing such RINs to achieve compliance with the RFS program.
Climate and Sustainability Trends
Certain jurisdictions have been updating climate policies toward the goal of reporting and reducing greenhouse gas (GHG) emissions through a broad range of sustainability initiatives. For example, in 2023, California became the first U.S. state to require annual greenhouse gas emission disclosure, as well as biennial disclosure of information on climate-related financial risks. These laws are currently subject to legal challenge. Similar bills have been introduced in other U.S. states; to-date, none have been passed into law.
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
We have long been a leader in sustainability as it relates to environmental services and strive to maintain this reputation. Our sustainability commitments, as well as our progress toward our current goals, are published in our Sustainability Report and accompanying reports and can be found at republicservices.com/sustainability. The information contained on our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K or in any other filing we make under the Exchange Act.
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
ITEM 1A. RISK FACTORS
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. Among other sections of this Form 10-K, the Business, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. These statements include statements about our plans, strategies and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may not prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•general economic and market conditions, including inflation and changes in fuel costs, interest rates, tariffs and international trade restrictions, labor, health insurance and other variable costs that generally are not within our control, and our exposure to credit and counterparty risk;
•fluctuations in prices and demand for recycled commodities that we sell to customers;
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
•our ability to increase prices to our customers, which may not be adequate to offset the impact of increased costs, including labor, third-party disposal and fuel and may cause us to lose volume;
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
•compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as PFAS) and other chemicals of emerging concern and limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;
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
•the negative effect on our revenues that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills;
•changes to generally accepted accounting principles or policies;
•the impact of United States and international tax laws and regulations on our business;
•risks related to interruptions and breaches of our information technology systems that could adversely affect, or temporarily disable, all or a portion of our operations or have a negative effect on our infrastructure;
•the negative impact that a significant cyber-security incident could have on our business and our relationships with our employees, customers and vendors; and
•acts of war, riots or terrorism, including the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism and the impact of these acts on economic, financial and social conditions in the United States.
The risks identified in the bullet points above are not exhaustive. Refer to the Risk Factors below in this Item 1A for further discussion regarding our exposure to risks. Any forward-looking statement in this Annual Report on Form 10-K and the documents incorporated herein by reference or elsewhere, speaks only as of the date on which we make it. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on any forward-looking statement. Except to the extent required by applicable law or regulation, we undertake no obligation to update or publish revised forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K and the documents incorporated by reference, as the case may be, or to reflect the occurrence of unanticipated events.
Risks Related to Our Business and Operations
The environmental services industry is highly competitive and includes competitors that may have greater financial and operational resources, flexibility to reduce prices or other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, numerous municipalities and numerous regional and local companies. Competition for collection accounts is typically based on the quality of services, ease of doing business and/or price. Competition for disposal business is primarily based on geographic location, quality of operations and price. Certain competitors may have greater financial and operational resources than we do. Further, many counties and municipalities that operate their own collection and disposal facilities have the benefits of tax revenue and greater opportunities for tax-exempt financing. Our ability to obtain solid waste volume for our landfills also may be limited by the fact that some major collection operations also own or operate landfills to which they send their waste. In certain markets in which we do not own or operate a landfill, our collection operations may have difficulty competing effectively. We are also subject to risks associated with contracts awarded by municipalities and other entities through competitive bidding. For example, we may not be the successful bidder, we may need to lower our price in order to win or retain a contract, and our competitors may have lower financial expectations that permit them to reduce their prices in order to win a contract. If we were to lose market share or if we were to lower prices to address competitive issues, it could negatively impact our consolidated financial condition, results of operations and cash flows.
Increases in the cost of fuel or petrochemicals increase our operating expenses, and we may not be able to recover such cost increases from our customers.
We depend on fuel purchased in the open market to operate our collection and transfer trucks and other equipment used for collection, transfer, disposal and other environmental services. Fuel prices are unpredictable and fluctuate significantly based on events beyond our control, including geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, changes in refinery operations, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries, adverse weather and regional production patterns. Due to contractual or market factors, we may not be able to offset increased fuel costs resulting from such volatility through fuel recovery fees. Our fuel costs were $466 million in 2025, or 2.8% of revenue, compared to $470 million in 2024, or 2.9% of revenue.
At current consumption levels, a twenty-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $26 million on an annual basis. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel changes our fuel recovery fee by approximately $42 million. A substantial rise or drop in fuel costs could materially affect our revenue and cost of operations.
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
Part of our fleet of vehicles is powered by CNG and we also operate CNG fueling stations. We have invested significant upfront capital costs to purchase and support our CNG vehicles and fueling stations in order to reduce our overall fleet operating costs through lower fuel expenses and to create a competitive advantage in communities that focus on protecting the environment. CNG is not yet widely adopted in North America. As the CNG industry develops, new regulations, the availability of alternative fuel technologies, fluctuations in the price or availability of CNG or reductions in tax incentives for the use of CNG vehicles could substantially affect our revenue and costs of operations and reduce the benefits sought by investing in CNG vehicles and fueling stations.
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
Fluctuations in prices and demand for recycled commodities that we sell to customers may adversely affect our consolidated financial condition, results of operations and cash flows.
We purchase or collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are volatile due to changes in economic conditions and numerous other factors beyond our control. For instance, several states have passed legislation commonly referred to as Extended Producer Responsibility. These laws are intended to shift the cost of recycling from consumers to producers while also mandating increased supply, which could lead to lower commodity prices. Significant price fluctuations or increased operating costs may affect our consolidated financial condition, results of operations and cash flows.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities change both annual revenue and operating income by approximately $13 million. Accordingly, a substantial rise or drop in recycled commodity prices could materially affect our revenue and operating income. Although we have entered into hedging agreements to help offset volatility in recycled commodity prices in the past, we do not have any such hedging agreements currently, and we may not enter into these agreements in the future.
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
The environmental services industry is capital-intensive and our capital expenditures may exceed current expectations, which could require us to obtain additional funding for our operations or impair our ability to grow our business.
Our ability to remain competitive and to grow our business largely depends on our cash flow from operations and access to capital. If our capital efficiency programs cannot offset the effect of inflation and business growth, it may be necessary to increase the amount we spend. Additionally, as we make acquisitions and further expand our operations, the amount we spend on capital, capping, closure, post-closure, environmental remediation and other items will increase. Our cash needs also will increase if the expenditures for capping, closure, post-closure and remediation activities increase above our current estimates, which may occur over a long period due to changes in federal, state, provincial, or local government requirements and other factors beyond our control. Increases in expenditures would negatively impact our cash flows.
We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our facilities, which could decrease our revenue and increase our costs.
We cannot assure you that we will be able to obtain or maintain the permits required for our operations because permits to operate new landfills, transfer stations and other facilities, or to expand the permitted capacity of existing landfills, increase acceptable volume at transfer stations or otherwise increase the capabilities of our facilities, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. Local communities and citizen groups, adjacent landowners, governmental agencies and others have in the past opposed and may in the future oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Such actions could also create risks related to our reputation, which may limit our ability to do business. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new landfills, transfer stations and other facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new landfills, transfer stations and other facilities, or expanding existing facilities. Our failure to obtain the required permits to operate our landfills, transfer stations and other facilities could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. In addition, we may have to transport and dispose collected waste at facilities operated by our competitors or haul the waste long distances at a higher cost to one of our other facilities, either of which could significantly increase our waste transportation and disposal costs.
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
Alternatives to landfill disposal, and increasing customer preferences for these alternatives, could reduce our disposal volumes and cause our revenues and operating results to decline.
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Further, many of our customers voluntarily are diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. Many of the largest companies in the United States are setting zero-waste goals in which they strive to send no waste to landfills and some jurisdictions have enacted or are considering waste reduction regulations such as extended producer responsibility, organic diversion and minimum recycled content regulations. Although such actions help to protect our environment and reduce the impact of waste on climate change, they have reduced, and will in the future reduce, the volume of waste going to landfills and may affect the prices that we can charge for landfill disposal. Accordingly, we may not be able to operate our landfills at their current volumes or charge current prices for landfill disposal services due to possible decreases in demand for such services. If we cannot expand our service offerings and grow lines of business to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, this could have a negative effect on our consolidated financial condition, results of operations and cash flows. Further, even if we can develop such service offerings and lines of business, disposal alternatives nonetheless could negatively affect our consolidated financial condition, results of operations and cash flows.
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
The provision of environmental services, including the operation of our facilities, a substantial fleet of trucks and other environmental services-related assets, involves risks. These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. While we carry insurance to cover many contingencies, and seek to minimize our exposure to these risks through maintenance, training and compliance programs, any substantial losses could have a material adverse effect on our business, results of operations and financial condition.
We are periodically subject to work stoppages and other workforce effects, which increases our operating costs and disrupts our operations.
As of December 31, 2025, approximately 22% of our workforce was covered by collective bargaining agreements. We have experienced interrupted service when our union-represented employees have engaged in strikes and work stoppages in the past, including in 2025, and we would expect the same to occur as a result of any future strikes or work stoppages. When our union-represented employees engage in strikes, work stoppages or other slowdowns, we typically experience disruptions of our operations and increases in our operating costs, which may be significant, and which may have an adverse effect on our consolidated financial condition, results of operations and cash flows. Additional groups of employees may seek union representation in the future which could result in further increased operating costs. If a greater percentage of our workforce becomes union-represented, our consolidated financial condition, results of operations and cash flows could be adversely impacted due to the potential for increased operating costs.
We may not be able to achieve reduction of our greenhouse gas emissions and our other sustainability goals.
Climate change and other sustainability matters are embedded in our core value and vision. As part of our strategic long-term plans to address sustainability, among other sustainability goals, we are committed to reducing our absolute Scope 1 and Scope 2 greenhouse gas emissions 35% by 2030 relative to the 2017 baseline year. The execution of our plans and achievement of our goals are subject to risks and uncertainties, including our ability to develop, obtain, license or scale the innovations, technologies and modeling and measurement tools that may be necessary to achieve our plans and the availability, cost and benefits of materials and infrastructure associated with our sustainability projects, such as our CNG vehicles, fleet electrification, recycling, circularity of key materials, landfill gas-to-energy, solar and other renewable energy projects.
In addition, increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting in certain jurisdictions, diligence and disclosure on topics such as climate change, waste production, water usage, talent management and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, and meet the sustainability values, standards and metrics that we set for ourselves, it could negatively impact our reputation and our business results.
Risks Related to our Legal and Regulatory Environment
We are subject to costly environmental and flow-control regulations and requirements that may affect our operating margins, restrict our operations and subject us to additional liability.
Complying with laws and regulations governing the collection, treatment, storage, transfer and disposal of material, air quality and emissions of greenhouse gases, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Laws and regulations often require us to, among other things, enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We may not be able to implement price increases sufficient to offset the costs of complying with these laws and regulations. In addition, environmental regulatory changes, including those relating to PFAS and other chemicals of emerging concern, could accelerate or increase expenditures for capping, closure, post-closure and environmental and remediation activities at our waste facilities and obligate us to spend sums in addition to those accrued for such purposes, which could have a negative effect on our consolidated financial position, results of operations and cash flows. For example, the EPA in 2024 listed two PFAS as hazardous substances under CERCLA, and has indicated it is considering listing additional PFAS as hazardous substances under CERCLA, which could trigger additional obligations or liabilities under CERCLA or other laws and regulations. Further, under certain municipal and other agreements, we are subject to landfill diversion requirements that if not met, subject us to liquidated damages and other costs and expenses, the result of which could adversely affect our business, reputation and operating margins.
Our environmental solutions operations and facilities also are subject to Canadian environmental laws and regulations, including federal and provincial regulations governing the management of hazardous waste, as well as various treaties, laws and regulations governing the ownership, operation and maintenance of maritime vessels used in the business. Our environmental solutions operations are also subject to federal statutes regulating the treatment, storage and disposal of certain radioactive materials.
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
At the U.S. state level, California has taken action to require greenhouse gas emission disclosure, as well as information on climate-related financial risks, some of which are subject to legal challenge. Similar bills have been introduced in other U.S. states; to-date, none have passed into law.
In Canada, the federal Greenhouse Gas Pollution Pricing Act imposes a carbon pricing system for industry in provinces and territories that have not implemented carbon pricing systems of their own or, in the opinion of the federal government, have implemented carbon pricing systems that do not align with the federal benchmark requirements. This federal system imposed a carbon levy to the sale of fuel (fuel charge) and sets out an output-based pricing system that applies to industrial emitters that meet certain criteria set out in the statute and its regulations, which creates a price incentive for industrial emitters to reduce greenhouse gas emissions by establishing a regulatory trading system for industry. In April 2025, the Canadian federal government effectively eliminated the fuel charge but the output-based pricing system remains. Additionally, the Canadian federal government finalized new Landfill Methane Regulations in December 2025, which are intended to reduce waste sector methane emissions by 42% below 2019 levels by 2030. Both direct and indirect costs associated with compliance with this and other greenhouse gas legislation could have a material adverse effect on our consolidated financial condition, results of operations and cash flows, including material increases to our capital or operating costs related to matters such as infrastructure upgrades or increased fuel costs.
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
We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a hazardous substance. CERCLA liability also extends to parties who were site owners and operators at the time hazardous substances were disposed and to persons who arrange for the disposal of such substances at the facility (e.g., generators of the waste and transporters who selected the disposal site). Hundreds of substances are defined as hazardous under CERCLA and their presence, even in minute amounts, can result in substantial liability.
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

For example, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. As a result, we have in the past been required and may in the future be required to pay fines or judgments or implement corrective measures, or we may have our permits and licenses modified or revoked. A significant judgment against us or settlement, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. We establish accruals for our estimates of the costs associated with lawsuits, regulatory, governmental and other legal proceedings. We could underestimate such accruals. Such shortfalls could result in significant unanticipated charges to income.
Changes to federal renewable fuel policies could affect our financial performance in that sector as a renewable fuel producer and impact our projected future investments.
We are engaged in 84 landfill gas-to-energy and other renewable energy projects. The production of renewable fuel through certain of these projects is incentivized by the federal Renewable Fuel Standard (RFS) program. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy RINs from renewable fuel producers. RIN prices generally respond to administrative actions, decisions and/or regulations from the EPA, including the issuance of an annual renewable volumetric obligation, as well as fluctuations in supply and demand. Changes in the RFS market, the structure of the RFS program or RIN prices and demand may impact the financial performance of the projects developed to capture and treat gas and could impact or alter our projected future investments.
Risks Related to Financial Strategy and Indebtedness
We have substantial indebtedness, which may limit our financial flexibility.
As of December 31, 2025, we had approximately $14 billion in principal value of debt and finance leases outstanding. This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry and to comply with the financial and other covenants of our debt instruments. Further, our ability to comply with these financial and other covenants may be affected by changes in economic or business conditions or other events that are beyond our control. If we do not comply with these covenants, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
We may be unable to maintain our credit ratings or execute our financial strategy.
Our ability to execute our financial strategy depends in part on our ability to maintain investment grade ratings on our debt. Our credit ratings depend on a number of factors, many of which are beyond our control, and we may not be able to maintain our investment grade ratings. If we are unable to do so, our interest expense would increase and our ability to obtain financing on favorable terms may be adversely affected.
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

Risks Related to Technology and Intellectual Property
Our strategy includes an increasing dependence on technology, including the use of artificial intelligence (AI), in our operations. If any of our key technology fails, our business could be adversely affected.
Our operations are increasingly dependent on technology, including AI and machine learning tools that we deploy or that are embedded in systems provided by third parties. Our information technology systems are critical to our ability to drive profitable growth through differentiation, continue the implementation of standardized processes and deliver a consistent customer experience. One of our three differentiating capabilities is to enable our customers to do business with us through more channels and with better access to information and, accordingly, we have made substantial investment in our e-commerce platform. Problems with the operation of the information or communication technology systems we use could adversely affect, or temporarily disable, all or a portion of our operations. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected revenue or cost savings. AI models and tools can produce inaccurate, biased, or inconsistent outputs and may rely on third-party content or training data for which we do not have sufficient rights. Further, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.
Emerging technologies, including those that are used to recycle and process waste as an alternative to disposal of waste in landfills, represent risks, as well as opportunities, to our current business model. The costs associated with developing or investing in emerging technologies, particularly data-intensive and compute-intensive AI applications, could require substantial capital and adversely affect our results of operations and cash flows. Delays in the development or implementation of such emerging technologies and difficulties in marketing new products or services based on emerging technologies could have similar negative impacts. Our financial results may suffer if we are not able to develop or license emerging technologies, or if a competitor obtains exclusive rights to an emerging technology that disrupts the current methods used in the environmental services industry.
A significant cybersecurity incident could negatively impact our business and our relationships with employees, customers and vendors and expose us to increased liability.
We use information technology and operational technology assets, including computer and information networks and artificial intelligence technologies and services in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, customers and vendors. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. In connection with our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity threats associated with acquisitions and new initiatives, we may become increasingly vulnerable to such threats. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, like many companies we have periodically experienced cyber incidents, and our preventive measures and incident response efforts may not be entirely effective. Also, the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. This changing regulatory landscape may cause increasingly complex compliance challenges, which may increase our compliance costs. Any failure to comply with these changing security and privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.
Other Risks Relevant to Our Business
Price increases may not be adequate to offset the effect of increased costs and may cause us to lose volume and customers.
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

The loss of key personnel or the inability to attract, hire or retain key team members and a high-quality workforce could have a material adverse effect on our consolidated financial condition, results of operations, cash flows and growth prospects.
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
Our business is directly affected by changes in local, national, global and general economic factors and overall economic activity that are outside of our control, including changes in governmental monetary policies, tariffs and international trade restrictions, consumer confidence, slowing economic growth, inflation, pandemics, supply chain issues and interest rates. In recent years, for example, inflation, the Ukraine-Russia conflict, United States-China relations, the Israel-Gaza conflict, monetary policy changes, and the resulting increases in interest rates have negatively impacted the economy, disrupted supply chains and created significant volatility and disruption of financial markets. In particular, disruption of the labor market and supply chains related to vehicles, especially trucks and the mechanical and electrical components necessary to service them, negatively impacts our ability to provide services. A weak or volatile economy may result in decreases in volumes, which adversely affects our revenues. In addition, we have certain fixed costs (e.g., facility expense associated with long-term leases, depreciation expense and accretion expense), which may be difficult to adjust quickly to match declining volume levels. Consumer uncertainty and the loss of consumer confidence may decrease overall economic activity and thereby limit the amount of services we provide. Additionally, a decline in volumes may result in increased competitive pricing pressure and increased customer turnover, resulting in lower revenue and increased operating costs. Operating in an environment of worsening economic conditions could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Further, recovery in the environmental services industry historically has lagged behind recovery in the general economy. Accordingly, we cannot assure you that an improvement in general economic conditions will result in an immediate, or any, improvement in our consolidated financial condition, results of operations or cash flows.
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

e.Operational technology assessments, testing, and incident response;
f.Assessing and securing artificial intelligence (AI) enabled services and technologies;
g.Cybersecurity assessments and remediation planning as part of our M&A due diligence process;
h.Identity and access management controls;
i.Third-party risk assessment and management for vendors and third-party service providers; and
j.Cyber incident tabletop exercises for our Board of Directors and management.
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
Cybersecurity Governance
Our Audit Committee oversees the management of our cybersecurity risk exposures and the steps management has taken to monitor and control such exposures. At each quarterly meeting, the Audit Committee receives an update from our CISO and other members of management on relevant topics, including cybersecurity program maturity progress, new capabilities implemented, penetration testing results, key cyber risk metrics (e.g., simulated phishing testing and vulnerability management) and notable incidents or events should they occur. On an annual basis, our Board of Directors meets with our CISO and our third-party cybersecurity consultant to review our cybersecurity strategy and the results of our consultant's NIST CSF assessment. In accordance with our cybersecurity incident response plan, our Board is promptly informed of potentially material cybersecurity incidents, including with respect to our third-party service providers.
Although we have experienced cybersecurity incidents from time to time that have not had a material adverse effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. For a discussion regarding risks from cybersecurity threats that have affected or are reasonably likely to affect the company, see our risk factors, including the risk factors titled “Our strategy includes an increasing dependence on technology, including the use of artificial intelligence (AI), in our operations. If any of our key technology fails, our business could be adversely affected.” and “A significant cybersecurity incident could negatively impact our business and our relationships with employees, customers and vendors and expose us to increased liability." in Item 1A of this Annual Report on Form 10-K.
ITEM 2.PROPERTIES
Our corporate office is located at 5353 East City North Drive, Phoenix, Arizona 85054, where we lease approximately 250,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the United States and Canada where we conduct operations. As of December 31, 2025, we operated across the United States and Canada through 377 collection operations, 255 transfer stations, 79 recycling centers, 207 active landfills, 2 treatment, recovery and disposal facilities, 24 TSDFs, 5 salt water disposal wells, 15 deep injection wells, 9 industrial wastewater treatment facilities, and 2 polymer centers. In the aggregate, our active solid waste landfills total 118,918 acres, including 41,158 permitted acres. We are engaged in 84 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 124 closed landfills. We believe that our property and equipment are adequate for our current needs.

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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 7, Other Liabilities, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K; and (2) environmental remediation liabilities, which totaled $443 million at December 31, 2025 and which are discussed in Note 8, Landfill and Environmental Costs, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of December 31, 2025, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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
There were 440 holders of record of our common stock at February 10, 2026, which does not include beneficial owners for whom Cede & Co. or others act as nominees.
In October 2025, our Board of Directors declared a regular quarterly dividend of $0.625 per share for shareholders of record on January 2, 2026. We expect to continue to pay quarterly cash dividends, and we may consider increasing our dividends if we believe it will enhance shareholder value.
We have the ability under our credit facilities to pay dividends and repurchase our common stock if we are in compliance with the financial covenants in our credit facilities. As of December 31, 2025, we were in compliance with those financial covenants.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c) (d)
October 1 – 31	678,563	$223.65	678,563	$1,774,604,691
November 1 – 30	525,000	$205.83	525,000	$1,666,544,939
December 1 – 31	50,000	$208.21	50,000	$1,656,134,454
	1,253,563		1,253,563
(a)In October 2023, our Board of Directors approved a $3 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2025, there were no repurchased shares pending settlement.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended December 31, 2025.

Performance Graph
The following graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Dow Jones Waste & Disposal Services Index (DJ W&DS Index). The graph covers the period from December 31, 2020 to December 31, 2025 and assumes that the value of the investment in our common stock and in each index was $100 as of December 31, 2020 and that all dividends were reinvested.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Republic Services, Inc.
S&P 500 Index
DJ W&DS Index

	Indexed Returns for the Years Ended December 31,
	2020	2021	2022	2023	2024	2025
Republic Services, Inc.	$100	$147	$138	$179	$220	$234
S&P 500 Index	$100	$129	$105	$133	$166	$196
DJ W&DS Index	$100	$140	$132	$156	$186	$196
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
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
For further discussion regarding our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Developments
2026 Financial Guidance
In 2026, we will focus on pricing in excess of cost inflation, driving profitable volume growth, investing in sustainability to improve the environment and drive growth, investing in value-creating acquisitions and advancing technology to improve productivity and increase customer retention. Specific guidance follows:
Revenue
We expect revenue to be in the range of $17.050 billion to $17.150 billion. We expect growth from average yield on total revenue to be in a range of 3.2% to 3.7% and related revenue to be in a range of 4.0% to 4.5%. We expect the impact from volume on total revenue to be approximately (1.0)%.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2026 compared to the actual adjusted diluted earnings per share for the year ended December 31, 2025. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

	(Anticipated) Year Ending December 31, 2026	(Actual) Year Ended December 31, 2025
Diluted earnings per share	$7.14 - $7.22	$6.85
Restructuring charges	0.06	0.05
Labor disruption	—	0.12
Adjusted diluted earnings per share	$7.20 - $7.28	$7.02
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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of December 31, 2025, we operated across the United States and Canada through 377 collection operations, 255 transfer stations, 79 recycling centers, 207 active landfills, 2 treatment, recovery and disposal facilities, 24 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 15 deep injection wells, 9 industrial wastewater treatment facilities, and 2 polymer centers. We are engaged in 84 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 124 closed landfills.
Revenue for the year ended December 31, 2025 increased by 3.5% to $16.6 billion compared to $16.0 billion in 2024. This change in revenue is due to increased average yield of 4.1% and acquisitions, net of divestitures of 1.3%, partially offset by decreases in environmental solutions revenue of 1.0%, volume of 0.6%, fuel recovery fees of 0.1% as well as the effect of a decrease in workdays of 0.1%.

The following table summarizes our revenue, costs and expenses for the years ended December 31, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	2025		2024
Revenue	$16,591	100.0%	$16,032	100.0%
Expenses:
Cost of operations	9,630	58.0	9,350	58.3
Depreciation, amortization and depletion of property and equipment	1,615	9.7	1,517	9.5
Amortization of other intangible assets	89	0.6	79	0.5
Amortization of other assets	110	0.7	81	0.5
Accretion	114	0.7	107	0.7
Selling, general and administrative	1,710	10.3	1,674	10.4
Restructuring charges	20	0.1	29	0.2
Gain on business divestitures and impairments, net	—	—	(1)	—
Adjustment to withdrawal liability for multiemployer pension funds	1	—	—	—
Operating income	$3,302	19.9%	$3,196	19.9%
Our pre-tax income was $2.6 billion for the year ended December 31, 2025, compared to $2.4 billion in 2024. Our net income attributable to Republic Services, Inc. was $2.1 billion, or $6.85 per diluted share, for 2025, compared to $2.0 billion, or $6.49 per diluted share, for 2024.
During 2025 and 2024, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax impact, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the years ended December 31, 2025 and 2024. For comparative purposes, prior year amounts have been reclassified to conform to current year presentation.

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Pre-tax Income	Tax Impact(1)	Net Income - Republic	Diluted Earnings per Share	Pre-tax Income	Tax Impact(1)	Net Income - Republic	Diluted Earnings per Share
As reported	$2,594	$455	$2,139	$6.85	$2,432	$389	$2,043	$6.49
Restructuring charges	20	6	14	0.05	29	8	21	0.07
Gain on extinguishment of debt and other related costs, net	—	—	—	—	(6)	(2)	(4)	(0.01)
Labor disruption	56	18	38	0.12	—	—	—	—
Gain on certain divestitures and impairments, net	—	—	—	—	(30)	(8)	(22)	(0.07)
Settlements and withdrawals on pension plans(2)	1	—	1	—	(8)	(2)	(6)	(0.02)
Total adjustments	77	24	53	0.17	(15)	(4)	(11)	(0.03)
As adjusted	$2,671	$479	$2,192	$7.02	$2,417	$385	$2,032	$6.46
(1) The income tax effect related to our adjustments includes both current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the year ended December 31, 2025.
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

Restructuring charges. In 2025 and 2024, we incurred restructuring charges of $20 million and $29 million, respectively. The 2025 charges primarily related to the design and implementation of a new accounts receivable system. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. We paid $12 million and $25 million during 2025 and 2024, respectively, related to these restructuring efforts.
In 2026, we expect to incur restructuring charges of approximately $25 million, primarily related to the continuation of the design and implementation of our new accounts receivable system as well as the conversion of the general ledger, budgeting and procurement enterprise resource planning (ERP) systems for our environmental solutions segment.
Gain on extinguishment of debt and other related costs, net. During 2024 we recognized a loss of $2 million due to the amendment and restatement of the Credit Facility, and a net gain of $8 million attributable to the early settlement of certain cash flow hedges related to the Term Loan Facility. The gain was recognized as a reduction of interest expense.
Labor disruption. During 2025, we experienced labor disruptions in certain isolated markets. The impact of these labor disruptions was $56 million, including $16 million of customer credits and $40 million of cost of operations.
Gain on certain divestitures and impairments, net. During 2024, we recorded a net gain on certain divestitures and impairments of $30 million, of which $29 million was due to a gain on the sale of a transfer station facility and $1 million related to a gain on other business divestitures and impairments.
Settlements and withdrawals on pension plans. During 2025, we recorded a charge to earnings of $1 million for a withdrawal event at a multiemployer pension fund to which we contribute. During 2024, we recognized a settlement of our defined benefit pension plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of benefit obligations to a third-party insurance company under a group annuity contract. As a result of the settlements, we recognized a non-cash gain of $8 million related to the accelerated recognition of the proportional share of unamortized net actuarial gains in accumulated other comprehensive loss. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, treatment, consolidation, transfer and disposal of hazardous and non-hazardous waste and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with initial terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions primarily consists of (1) fees we charge for the collection, treatment, transfer and disposal of hazardous and non-hazardous waste, (2) field and industrial services, (3) equipment rental, (4) emergency response and standby services, (5) in-plant services, such as transportation and logistics, including at our TSDFs and (6) in-plant services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical, steel and automotive plants and other governmental, commercial and industrial facilities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations.

The following table reflects our revenue by service line for the years ended December 31, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	2025		2024
Collection:
Residential	$3,010	18.1%	$2,939	18.3%
Small-container	5,055	30.5	4,820	30.1
Large-container	3,098	18.7	3,024	18.9
Other	70	0.4	72	0.4
Total collection	11,233	67.7	10,855	67.7
Transfer	1,833		1,780
Less: intercompany	(985)		(975)
Transfer, net	848	5.1	805	5.0
Landfill	3,202		2,981
Less: intercompany	(1,282)		(1,240)
Landfill, net	1,920	11.6	1,741	10.9
Environmental solutions	1,828		1,907
Less: intercompany	(62)		(64)
Environmental solutions, net	1,766	10.6	1,843	11.5
Other:
Recycling processing and commodity sales	433	2.6	409	2.5
Other non-core	391	2.4	379	2.4
Total other	824	5.0	788	4.9
Total revenue	$16,591	100.0%	$16,032	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the years ended December 31, 2025 and 2024:

	2025	2024
Average yield	4.1%	5.1%
Fuel recovery fees	(0.1)	(0.4)
Total price	4.0	4.7
Volume	(0.6)	(1.1)
Change in workdays	(0.1)	0.3
Recycling processing and commodity sales	—	0.5
Environmental solutions	(1.0)	0.1
Other(1)	(0.1)	—
Total internal growth	2.2	4.5
Acquisitions / divestitures, net	1.3	2.6
Total	3.5%	7.1%

Core price	5.9%	6.5%
(1) Other represents customer credits recognized in connection with recent labor disruptions.
Average yield is defined as revenue growth from the change in average price per unit of service, expressed as a percentage. Core price is defined as price increases to our customers and fees, excluding fuel recovery, net of price decreases to retain customers. We also measure changes in average yield, core price and volume as a percentage of related-business revenue, defined as total revenue excluding recycled commodities, fuel recovery fees and environmental solutions revenue to determine the effectiveness of our pricing strategies.

The following table reflects average yield, core price and volume as a percentage of related-business revenue for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	As a % of Related Business
Average yield	4.9%	6.2%
Core price	7.1%	7.8%
Volume	(0.7)%	(1.3)%
During 2025, we experienced the following changes in our revenue as compared to 2024:
•Average yield increased revenue by 4.1% due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, decreased revenue by 0.1%, primarily due to a decrease in fuel prices compared to 2024.
•Volume decreased revenue by 0.6% during 2025 as compared to 2024 due to a decrease in volume in our collection lines of business as well as a decrease in solid waste volumes in our landfill line of business. The decline in revenue in our large-container collection line of business was primarily driven by slowing in construction-related activity as well as adverse weather in January and February of 2025. The decline in our residential and small-container collection lines of business is primarily attributable to certain municipal contract losses and broker-related business.
The decrease in overall volume as compared to 2024 was partially offset by an increase in construction and demolition and special waste volumes at our landfills. The increase was primarily related to Hurricane Helene recovery efforts and the Los Angeles area wildfire remediation. These events increased revenue during 2025 by approximately $100 million.
•Revenue decreased by 0.1% due to the impact of the number of workdays during 2025 as compared to 2024.
•There was no net change to revenue as a result of recycling processing and commodity sales during 2025. In 2025, volume increased at the Las Vegas Polymer Center. Volume also increased due to the opening of the Indianapolis Polymer Center and reopening of a recycling center on the west coast. This increase was offset by a decrease in overall commodity prices compared to the same period in 2024. The average price for recycled commodities, excluding glass and organics, for 2025 was $135 per ton compared to $164 per ton for 2024.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities will change both annual revenue and operating income by approximately $13 million.
•During 2025, environmental solutions revenue decreased by 1.0% primarily due to a decline in manufacturing and emergency response activity as well as a decrease in event-based volumes into our landfills. In 2024, environmental solutions revenue included approximately $50 million from a non-recurring emergency response project.
•Acquisitions, net of divestitures, increased revenue by 1.3%, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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

The following table summarizes the major components of our cost of operations for the years ended December 31, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	2025		2024
Labor and related benefits	$3,306	19.9%	$3,213	20.0%
Transfer and disposal costs	1,074	6.5	1,101	6.9
Maintenance and repairs	1,495	9.0	1,468	9.2
Transportation and subcontract costs	1,194	7.2	1,212	7.6
Fuel	466	2.8	470	2.9
Disposal fees and taxes	364	2.2	351	2.2
Landfill operating costs	389	2.3	367	2.3
Risk management	431	2.6	401	2.4
Other	871	5.3	796	5.0
Subtotal	9,590	57.8	9,379	58.5
Gain on certain divestitures and impairments, net	—	—	(29)	(0.2)
Labor disruption	40	0.2	—	—
Total cost of operations	$9,630	58.0%	$9,350	58.3%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
Our cost of operations increased in aggregate dollars for the year ended December 31, 2025 compared to 2024 as a result of the following:
•Labor and related benefits increased in aggregate dollars primarily due to higher hourly and salaried wages as a result of annual merit increases as well as acquisition related growth.
•Transfer and disposal costs decreased primarily due to a decrease in collection volumes.
During both 2024 and 2025, approximately 67% of the total solid waste volume we collected was disposed at landfill sites that we own or operate (internalization).
•Maintenance and repairs expense increased in aggregate dollars due to higher hourly wages as a result of annual merit increases, parts inflation, an increase in third-party maintenance and acquisition related growth.
•Transportation and subcontract costs decreased primarily due to a decrease in volume in our environmental solutions business.
•Our fuel costs decreased due to a decrease in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for 2025 was $3.66 compared to $3.76 for 2024.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $26 million per year. Offsetting these changes in fuel expense would be changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $42 million per year.
•Landfill operating costs increased in aggregate dollars primarily due to an increase in monitoring and maintenance costs on our gas and leachate extraction systems. These increases were partially offset by a decrease in unfavorable remediation adjustments as compared to 2024.
•Risk management expenses increased primarily due to higher premium costs.
•Other costs of operations increased during 2025 due to increased occupancy and facility related expenses, acquisition-related activity and a favorable non-recurring insurance recovery recognized in 2024.
•During 2025, we experienced labor disruptions in certain isolated markets. We incurred $40 million of cost of operations primarily as a result of an increase in labor and other cost of operations.

Depreciation, Amortization and Depletion of Property and Equipment
The following table summarizes depreciation, amortization and depletion of property and equipment for the years ended December 31, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	2025		2024
Depreciation and amortization of property and equipment	$1,068	6.4%	$1,003	6.3%
Landfill depletion and amortization	547	3.3	514	3.2
Depreciation, amortization and depletion expense	$1,615	9.7%	$1,517	9.5%
Depreciation and amortization of property and equipment increased largely due to an increased investment in trucks and the supporting infrastructure as well as assets added through acquisitions.
Landfill depletion and amortization expense increased in aggregate dollars due to increased construction and demolition volumes related to Hurricane Helene recovery efforts and increased special waste volumes attributable to the Los Angeles area wildfire remediation. Landfill depletion and amortization also increased due to an increase in our overall average depletion rate.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships. Expenses for amortization of other intangible assets were $89 million, or 0.6% of revenue, for the year ended December 31, 2025, compared to $79 million, or 0.5% of revenue, for 2024. Amortization expense increased in aggregate dollars due to additional assets acquired through our acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $110 million, or 0.7% of revenue, for the year ended December 31, 2025, compared to $81 million, or 0.5% of revenue, for 2024.
Accretion Expense
Accretion expense was $114 million, or 0.7% of revenue, and $107 million, or 0.7% of revenue, for the years ended December 31, 2025 and 2024, respectively.
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
The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2025 and 2024 (in millions of dollars and as a percentage of revenue):

	2025		2024
Salaries and related benefits	$1,127	6.8%	$1,129	7.0%
Provision for doubtful accounts	40	0.2	27	0.2
Other	543	3.3	518	3.2
Total selling, general and administrative expenses	$1,710	10.3%	$1,674	10.4%
These cost categories may change from time to time and may not be comparable to similarly titled categories used by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during 2025 as compared to 2024 are summarized below:
•Salaries and related benefits decreased primarily due to a decrease in management incentive compensation. This decrease was partially offset by higher wages and benefits resulting from annual merit increases.

•Other selling, general and administrative expenses increased for the year ended December 31, 2025, largely due to a legal settlement recognized during the period.
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
During the year ended December 31, 2025, we did not record a gain on business divestitures and impairments. During the year ended December 31, 2024, we recorded a gain on business divestitures and impairments of $1 million.
Restructuring Charges
For a discussion of restructuring charges incurred during the years ended December 31, 2025 and 2024, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions for the years ended December 31, 2025 and 2024 (in millions of dollars):

	2025	2024
Interest expense on debt	$510	$479
Non-cash interest	75	71
Less: capitalized interest	(11)	(11)
Total interest expense	$574	$539
Total interest expense for 2025 increased primarily due to a higher overall debt balance as well as higher interest rates on our debt compared to 2024.
Cash paid for interest, excluding net swap settlements for interest rate swaps, was $500 million and $487 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, we had $2.6 billion of floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $26 million.
Loss on Extinguishment of Debt
During the year ended December 31, 2025, we did not recognize a loss on extinguishment of debt. During the year ended December 31, 2024, we recognized a loss of $2 million due to the amendment and restatement of the Credit Facility.
Adjustment to Withdrawal Liability for Multiemployer Pension Funds
During 2025, we recorded a $1 million charge related to the withdrawal from a certain multiemployer pension plan. As we obtain updated information regarding multiemployer pension funds, the factors used in deriving our estimated withdrawal liabilities will be subject to change, which may adversely impact our reserves for withdrawal costs.
Income Taxes
Our provision for income taxes was $455 million and $388 million for 2025 and 2024, respectively. Our effective tax rate, exclusive of non-controlling interests, for the years ended December 31, 2025 and 2024 was 17.5% and 16.0%, respectively.
During 2024 and 2025, we acquired non-controlling interests in limited liability companies established to own renewable energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value ("HLBV") method and recognize our share of income or loss and other reductions in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was signed into law. The Act, among other things, implemented changes to the tax treatment relating to bonus depreciation, research and experimental expenditures and interest expense, and included phase-outs and restrictions on several clean energy tax incentives. We made income tax payments (net of refunds) of $206 million and $313 million for 2025 and 2024, respectively. Income taxes paid in 2025 reflect benefits from the Act as well as tax credits from our continuing investments in qualified renewable energy projects. The Act did not have a material impact on our effective tax rate. The Company is continuing to evaluate the potential impact of the Act on future years' tax positions.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $51 million available as of December 31, 2025. These state net operating loss carryforwards expire at various times between 2026 and 2045. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2025, we have provided a valuation allowance of $40 million.
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
Our chief operating decision maker (CODM) is Jon Vander Ark, President and Chief Executive Officer of Republic Services, Inc. Adjusted EBITDA is the single financial measure our CODM uses to evaluate segment profitability and returns, which informs resource allocation. For all segments, the CODM uses adjusted EBITDA to evaluate income generated from segment assets (return on invested capital). The CODM considers budget-to-actual variances and year-over-year growth on a monthly basis to assess the performance of each segment. Cost of operations and selling, general and administrative expenses are significant segment expenses used in the evaluation.

Summarized financial information regarding our reportable segments for the years ended December 31, 2025 and 2024 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate adjusted EBITDA for each segment, see Note 15, Segment Reporting, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2025
Gross revenue	$8,630	$8,244	$16,874	$1,784	$369	$19,027
Intercompany revenue	(1,271)	(1,069)	(2,340)	(48)	(48)	(2,436)
Revenue allocations	150	141	291	30	(321)	—
Net revenue	$7,509	$7,316	$14,825	$1,766	$—	$16,591
Cost of operations	4,248	4,265	8,513	1,117	—	9,630
Selling, general and administrative	750	683	1,433	277	—	1,710
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$2,522	$2,413	$4,935	$372	$—	$5,307
Capital expenditures	$876	$633	$1,509	$181	$197	$1,887
Total assets	$14,441	$11,616	$26,057	$5,217	$3,092	$34,366

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2024
Gross revenue	$8,130	$8,084	$16,214	$1,860	$344	$18,418
Intercompany revenue	(1,208)	(1,064)	(2,272)	(49)	(65)	(2,386)
Revenue allocations	125	122	247	32	(279)	—
Net revenue	$7,047	$7,142	$14,189	$1,843	$—	$16,032
Cost of operations	4,043	4,161	8,204	1,146	—	9,350
Selling, general and administrative	721	689	1,410	264	—	1,674
Other segment items	—	29	29	—	—	29
Adjusted EBITDA	$2,283	$2,263	$4,546	$433	$—	$4,979
Capital expenditures	$883	$614	$1,497	$141	$217	$1,855
Total assets	$13,978	$11,318	$25,296	$4,462	$2,644	$32,402
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and adjusted EBITDA of our reportable segments for 2025 compared to 2024 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $2.3 billion for the year ended December 31, 2024 to $2.5 billion for the year ended December 31, 2025.
The most significant items impacting adjusted EBITDA in Group 1 during the year ended December 31, 2025 compared to the year ended December 31, 2024 include:
•Net revenue for the year ended December 31, 2025 increased 6.6% from 2024 due to an increase in average yield in all lines of business and higher special waste volumes in our landfill line of business. The increase in special waste volumes was primarily driven by the Los Angeles area wildfire remediation. The increases were partially offset by decreased volume in our large-container and residential collection lines of business. The decrease in volume was also negatively impacted by lower solid waste and construction and demolition volumes in our landfill line of business.
•Cost of operations increased primarily due to an increase in labor costs, equipment maintenance and insurance premiums.

Group 2
Adjusted EBITDA in Group 2 increased from $2.3 billion for the year ended December 31, 2024 to $2.4 billion for the year ended December 31, 2025.
The most significant items impacting adjusted EBITDA in Group 2 during the year ended December 31, 2025 compared to the year ended December 31, 2024 include:
•Net revenue for the year ended December 31, 2025 increased 2.4% from 2024 due to an increase in average yield in all lines of business and increased volume in our landfill line of business. The increase in volume in our landfill line of business was primarily due to increased construction and demolition volume related to the Hurricane Helene recovery efforts as well as increased special waste volumes. These increases were partially offset by decreased volumes in our collection and transfer lines of business.
•Cost of operations increased due to an increase in our insurance premiums and landfill operating costs.
Group 3
Adjusted EBITDA in Group 3 decreased from $433 million for the year ended December 31, 2024 to $372 million for the year ended December 31, 2025.
The most significant items impacting adjusted EBITDA in Group 3 during the year ended December 31, 2025 compared to the year ended December 31, 2024 include:
•Net revenue for the year ended December 31, 2025 decreased due to a decline in manufacturing and emergency response activity as well as a decrease in event-based volumes into our landfills, partially offset by acquisition related growth and price increases relative to 2024.
•Cost of operations decreased primarily due to a decrease in volumes and subcontract costs partially offset by higher labor costs relative to 2024.
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

Available Airspace
As of December 31, 2025, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace, as of December 31, 2025.

	Balance as of December 31, 2024	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2025
Cubic yards (in millions):
Permitted airspace	4,745	—	71	145	(86)	(3)	4,872
Probable expansion airspace	282	15	—	(142)	—	—	155
Total cubic yards (in millions)	5,027	15	71	3	(86)	(3)	5,027
Number of sites:
Permitted airspace	208	—	2	(3)			207
Probable expansion airspace	14	1	—	(3)			12
The following table reflects changes in capacity and remaining capacity for these landfills, as measured in cubic yards of airspace, as of December 31, 2024.

	Balance as of December 31, 2023	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2024
Cubic yards (in millions):
Permitted airspace	4,821	—	—	7	(87)	4	4,745
Probable expansion airspace	283	4	—	(5)	—	—	282
Total cubic yards (in millions)	5,104	4	—	2	(87)	4	5,027
Number of sites:
Permitted airspace	207	—	1				208
Probable expansion airspace	14	1	—	(1)			14
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
As of December 31, 2025, 12 of our landfills met all of our criteria for including their probable expansion airspace in their total available disposal capacity. At projected annual volumes, these 12 landfills have an estimated remaining average site life of 32 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.

The following table reflects the estimated operating lives of our active landfill sites based on available and probable disposal capacity using current annual volumes as of December 31, 2025:

	Number of Sites without Probable Expansion Airspace	Number of Sites with Probable Expansion Airspace	Total Sites	Percent of Total
0 to 5 years	21	—	21	10%
6 to 10 years	24	1	25	12
11 to 20 years	36	3	39	19
21 to 40 years	45	4	49	24
41+ years	69	4	73	35
Total	195	12	207	100%
Final Capping, Closure and Post-Closure Costs
As of December 31, 2025, accrued final capping, closure and post-closure costs were $2,313 million, of which $87 million were current and $2,226 million were long-term as reflected in our consolidated balance sheets in accrued landfill and environmental costs included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Investment in Landfills
As of December 31, 2025, we expect to spend an estimated additional $13 billion on existing landfills, primarily related to cell construction and environmental structures, over their remaining lives. Our total expected investment, excluding non-depletable land, estimated to be $18.2 billion, or $3.62 per cubic yard, is used in determining our depletion and amortization expense based on airspace consumed using the units-of-consumption method.
The following table reflects our future expected investment as of December 31, 2025 (in millions):

	Balance as of December 31, 2025	Expected Future Investment	Total Expected Investment
Non-depletable landfill land	$212	$—	$212
Landfill development costs	11,335	13,126	24,461
Construction-in-progress – landfill	326	—	326
Accumulated depletion and amortization	(6,578)	—	(6,578)
Net investment in landfill land and development costs	$5,295	$13,126	$18,421

The following table reflects our net investment in our landfills, excluding non-depletable land, and our depletion, amortization and accretion expense for the years ended December 31, 2025 and 2024:

	2025	2024
Number of landfills owned or operated	207	208
Net investment, excluding non-depletable land (in millions)	$5,083	$4,924
Total estimated available disposal capacity (in millions of cubic yards)	5,027	5,027
Net investment per cubic yard	$1.01	$0.98
Landfill depletion and amortization expense (in millions)	$547	$514
Accretion expense (in millions)	114	107
	661	621
Airspace consumed (in millions of cubic yards)	86	87
Depletion, amortization and accretion expense per cubic yard of airspace consumed	$7.69	$7.14
During 2025 and 2024, our average compaction rate was approximately 2,000 pounds per cubic yard based primarily on a three-year historical moving average.
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2025 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2024	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2025
Land	$897	$34	$(2)	$38	$—	$—	$49	$1,016
Landfill development costs	10,518	21	—	37	73	50	636	11,335
Vehicles and equipment	10,998	781	(457)	63	—	—	400	11,785
Buildings and improvements	2,119	26	(4)	51	—	—	386	2,578
Construction-in-progress - landfill	437	524	—	—	—	—	(635)	326
Construction-in-progress - other	575	678	—	6	—	—	(836)	423
Total	$25,544	$2,064	$(463)	$195	$73	$50	$—	$27,463

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2024	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2025
Landfill development costs	$(6,031)	$(544)	$—	$—	$(3)	$—	$(6,578)
Vehicles and equipment	(6,692)	(956)	448	4	—	5	(7,191)
Buildings and improvements	(944)	(114)	3	2	—	(2)	(1,055)
Total	$(13,667)	$(1,614)	$451	$6	$(3)	$3	$(14,824)

The following tables reflect the activity in our property and equipment accounts for the year ended December 31, 2024 (in millions of dollars):

	Gross Property and Equipment
	Balance as of December 31, 2023	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-Cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2024
Land	$878	$5	$(3)	$18	$—	$—	$(1)	$897
Landfill development costs	9,911	5	—	6	61	90	445	10,518
Vehicles and equipment	10,232	848	(357)	4	—	—	271	10,998
Buildings and improvements	1,922	44	(5)	18	—	—	140	2,119
Construction-in-progress - landfill	350	494	—	—	—	—	(407)	437
Construction-in-progress - other	554	498	1	—	—	—	(478)	575
Total	$23,847	$1,894	$(364)	$46	$61	$90	$(30)	$25,544

	Accumulated Depreciation, Amortization and Depletion
	Balance as of December 31, 2023	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers and Other Adjustments	Balance as of December 31, 2024
Landfill development costs	$(5,516)	$(501)	$—	$—	$(13)	$(1)	$(6,031)
Vehicles and equipment	(6,148)	(897)	345	1	—	7	(6,692)
Buildings and improvements	(832)	(111)	3	—	—	(4)	(944)
Total	$(12,496)	$(1,509)	$348	$1	$(13)	$2	$(13,667)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of December 31:

	2025	2024
Cash and cash equivalents	$76	$74
Restricted cash and marketable securities	259	208
Less: restricted marketable securities	(86)	(79)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$249	$203
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
The following table summarizes our restricted cash and marketable securities as of December 31:

	2025	2024
Capping, closure and post-closure obligations	$67	$59
Insurance	192	149
Total restricted cash and marketable securities	$259	$208
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
We may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We may also explore opportunities in the capital markets to fund redemptions of our debt should market conditions be favorable. Early extinguishment of debt will result in a loss in the period in which the debt is repaid. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the relative portion of unamortized note discounts and debt issuance costs.
Capital Expenditures and Leases
We make investments in property and equipment primarily to allow for growth of our service offerings. These investments are largely concentrated in vehicles and equipment and costs to construct our landfills. We expect to receive between $1.96 billion to $2.00 billion of property and equipment, net of proceeds from the sale of property and equipment, in 2026.
We lease property and equipment in the ordinary course of business under various lease agreements. The most significant lease obligations are for real property and equipment specific to our industry, including property operated as a landfill or transfer station and operating equipment. As of December 31, 2025, the amount of total future lease payments under operating and finance leases was $248 million and $485 million, respectively. For additional detail regarding our lease obligations, see Note 10, Leases, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisitions
Our acquisition growth strategy focuses primarily on acquiring privately held recycling and waste companies and environmental solutions businesses that complement our existing business platform. We continue to invest in value-enhancing acquisitions in existing markets.
We expect to invest approximately $1 billion in acquisitions in 2026.
Dividend Payments
In October 2025 our Board of Directors approved a quarterly dividend of $0.625 per share. Aggregate cash dividends declared were $749 million for the year ended December 31, 2025. As of December 31, 2025, we recorded a quarterly dividend payable of $193 million to shareholders of record at the close of business on January 2, 2026, which was paid on January 15, 2026.
Debt and other long-term obligations
Debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and our availability to draw on our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due.
We may choose to voluntarily retire certain portions of our outstanding debt before their maturity dates using cash from operations or additional borrowings. We may also explore opportunities in the capital markets to fund redemptions of our debt should market conditions be favorable. Early extinguishment of debt will result in an impairment charge in the period in which the debt is repaid. The loss on early extinguishment of debt relates to premiums paid to effectuate the repurchase and the relative portion of unamortized note discounts and debt issue costs.
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%. In the event of a failed re-borrowing, we currently have availability under our Credit Facility (as defined below) to fund the amounts borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2025.
As of December 31, 2025, the total principal value of our debt was $13.7 billion, of which $596 million is due in 2026.
We have several agreements that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we must pay for agreed-upon minimum volumes regardless of the actual number of tons placed at the facilities.
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments consist primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements and (2) other obligations including committed capital expenditures and consulting service agreements. As of December 31, 2025, such purchase commitments, which do not qualify for recognition on our Consolidated Balance Sheets, amount to $944 million, of which $196 million was short-term.

For additional detail regarding our debt and known contractual and other obligations, see Note 9, Debt, and Note 18, Commitments and Contingencies, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Asset Retirement Obligations and Environmental Liabilities
We have future obligations for final capping, closure and post-closure costs with respect to the landfills we own or operate as set forth in applicable landfill permits. As of December 31, 2025, our future obligations for final capping, closure and post-closure costs totaled $2.3 billion, of which $87 million was short-term.
Additionally, we are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. As of December 31, 2025, our environmental liabilities totaled $443 million, of which $61 million was short-term.
For additional detail regarding our asset retirement obligations and environmental liabilities, see Note 8, Landfill and Environmental Costs, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Share Repurchases
In October 2023, our Board of Directors approved a $3 billion share repurchase authorization effective starting January 1, 2024 and extending through December 31, 2026. Share repurchases under the current program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of December 31, 2025, the remaining authorized purchase capacity under our October 2023 repurchase program was $1.7 billion.
Summary of Cash Flow Activity
The major components of changes in cash flows for 2025 and 2024 are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the years ended December 31, 2025 and 2024 (in millions of dollars):

	2025	2024
Net cash provided by operating activities	$4,296	$3,936
Net cash used in investing activities	$(3,313)	$(2,561)
Net cash used in financing activities	$(938)	$(1,398)
Cash Flows Provided by Operating Activities
The most significant items affecting the comparison of our operating cash flows for 2025 and 2024 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flow from operations by $359 million in 2025, compared to a decrease of $378 million during the same period in 2024, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $87 million during 2025, due to the timing of billings net of collections, compared to a $76 million increase in the same period in 2024. As of December 31, 2025, our days sales outstanding were 41.8, or 30.8 days net of deferred revenue, compared to 40.9, or 30.0 days net of deferred revenue, as of December 31, 2024.
•Our prepaid expenses and other assets increased $174 million in 2025 compared to a $171 million increase in 2024. The increase in prepaid expenses and other assets during 2025 is primarily driven by an increase in costs associated with cloud-based hosting arrangements and prepaid insurance premiums.
•Our accounts payable decreased $14 million during 2025 compared to a $27 million decrease during 2024, due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $70 million during 2025 compared to $56 million for 2024. The increase in cash paid for capping, closure and post-closure obligations is primarily due to the timing of capping and post-closure payments at certain of our landfill sites.
•Cash paid for remediation obligations was $8 million lower during 2025 compared to 2024.

•Our other liabilities increased $40 million during 2025 compared to a $14 million increase during 2024, primarily due to the timing of payments for accrued legal settlements and an increase in insurance reserves, partially offset by a decrease in management incentive compensation.
In addition, cash paid for interest was $500 million and $487 million, excluding net swap settlements for our fixed to floating interest rate swaps, for 2025 and 2024, respectively. Cash paid for income taxes was $206 million and $313 million for 2025 and 2024, respectively.
We use cash flows from operations to fund capital expenditures, acquisitions, dividend payments, debt repayments and share repurchases.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for 2025 and 2024 are summarized below:
•Capital expenditures during both 2025 and 2024 were $1.9 billion.
•During 2025 and 2024, we used $1.4 billion and $753 million, respectively, for acquisitions and investments, net of cash acquired.
We intend to finance capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities and tax-exempt bonds and other financings. We expect to primarily use cash and borrowings under our revolving credit facilities to pay for future acquisitions.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for 2025 and 2024 are summarized below:
•During 2025, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,183 million. During 2024, we issued $900 million of senior notes for cash proceeds, net of discounts and fees, of $889 million. Net payments of notes payable and long-term debt were $491 million during 2025, compared to net payments of $1,089 million in 2024. For a more detailed discussion, see the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•During 2025, we repurchased 3.8 million shares of our common stock for $864 million, which included the cash paid for excise tax on share repurchases, compared to repurchases of 2.5 million shares for $480 million during 2024.
•In July 2025, our Board of Directors approved an increase in our quarterly dividend to $0.625 per share. Dividends paid were $738 million and $687 million in 2025 and 2024, respectively.
Financial Condition
Debt Obligations
As of December 31, 2025, we had $596 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings with initial remarketing periods of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, as of December 31, 2025, we had availability under our Credit Facility (defined below) to fund these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of December 31, 2025, we had availability under our Credit Facility to fund the amounts borrowed under the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our consolidated balance sheet as of December 31, 2025.
For further discussion of the components of our overall debt, see Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2025 and 2024, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.805% based on our Debt Ratings. As of December 31, 2025 and 2024, C$204 million and C$232 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $425 million and $514 million outstanding under the Credit Facility as of December 31, 2025 and 2024, respectively. We had $319 million and $317 million of letters of credit outstanding under the Credit Facility as of December 31, 2025 and 2024, respectively. We also had $1.0 billion and $477 million of principal borrowings outstanding under our commercial paper program as of December 31, 2025 and 2024, respectively. As a result, availability under the Credit Facility was $1.8 billion and $2.2 billion as of December 31, 2025 and 2024, respectively.
Credit Facility Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of December 31, 2025, our total debt to EBITDA ratio was approximately 2.6 compared to the 3.75 maximum allowed. As of December 31, 2025, we were in compliance with all other covenants under our Credit Facility.
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
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%. The weighted average interest rate for borrowings outstanding as of December 31, 2024 was 4.646%.
We had $1.0 billion and $477 million principal value of commercial paper issued and outstanding under the program as of December 31, 2025 and 2024, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2025 and 2024, respectively.
Senior Notes and Debentures
In June 2024, we issued $400 million of 5.000% senior notes due 2029 and $500 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of all amounts then outstanding under the Uncommitted Credit Facility and certain other debt obligations.
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
Tax-Exempt Financings
As of both December 31, 2025 and December 31, 2024 we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2054 for both periods.
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
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of December 31, 2025 and December 31, 2024.
Finance Leases and Other
As of December 31, 2025, we had finance lease liabilities and other debt obligations of $441 million with maturities ranging from 2026 to 2063. As of December 31, 2024, we had finance lease liabilities and other debt obligations of $315 million with maturities ranging from 2025 to 2063.

In our consolidated balance sheet as of December 31, 2025, finance leases and other included $148 million related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of December 31, 2025, our credit ratings were A- by Standard & Poor’s Ratings Services, A- by Fitch Ratings, Inc. and A3 by Moody’s Investors Service, Inc. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances could be adversely impacted.
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
Contingencies
For a description of our commitments and contingencies, see Note 8, Landfill and Environmental Costs, Note 11, Income Taxes and Note 18, Commitments and Contingencies, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit, or insurance policies (Financial Assurance Instruments), or trust deposits, which are included in restricted cash and marketable securities and other assets in our consolidated balance sheets. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements during 2026, although the mix of Financial Assurance Instruments may change.
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
Landfill Development Asset Depletion
Landfill depletion expense for the years ended December 31, 2025 and 2024 was $433 million and $408 million, respectively.
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
Landfill Asset Retirement Obligations
We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure. As of December 31, 2025 and 2024, our asset retirement obligations related to capping, closure and post-closure were $2.3 billion and $2.1 billion, respectively. Changes in these estimates may be sensitive to the following factors: (i) changes to environmental laws and regulations and/or circumstances affecting our operations could result in a significant change to our estimates, which could have a significant impact on our result of operations, (ii) we do not expect to incur most of these costs for a number of years, which requires us to estimate the timing of projected cash flows and make assumptions regarding inflation rates, and (iii) actual future costs of materials and third-party labor could differ from the costs we have estimated because of the level of demand and the availability of the required materials and labor.
Obligations associated with final capping activities that occur during the operating life of the landfill are recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations are recognized on a units-of-consumption basis as airspace is consumed throughout the entire life of the landfill. Landfill retirement obligations are capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed within the entire landfill, depending on the nature of the obligation. Landfill amortization expense for the years ended December 31, 2025 and 2024 was $114 million and $106 million, respectively. All obligations are initially measured at estimated fair value. Fair value is calculated on a present value basis using an inflation rate and our credit-adjusted, risk-free rate in effect at the time the liabilities were incurred. Future costs for final capping, closure and post-closure are developed at least annually by engineers, and are inflated to future value using estimated future payment dates and inflation rate projections.
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
Landfill retirement obligation liabilities and assets. Estimates of the total future costs required to cap, close and monitor each landfill as specified by the landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimated inflation rate, which is updated annually. For the years ended December 31, 2025 and 2024, our estimated inflation rate of 2.0% was based on the twenty year average core consumer price index.
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
Total landfill depletion and amortization expense for the years ended December 31, 2025 and 2024 was $547 million and $514 million, respectively. See our Results of Operations section in this Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on changes to our landfill depletion and amortization.
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

As of December 31, 2025 and 2024, we had $443 million and $447 million of environmental liabilities, respectively. Changes in these estimates may be sensitive to changes in cost estimates, timing of estimated costs and settlements, inflation and applicable regulations. Our estimates of these liabilities require assumptions about uncertain future events, which may change the ultimate amounts of our environmental remediation liabilities. Thus, our estimates could change substantially as additional information becomes available regarding the nature or extent of contamination, the required remediation methods, timing of expenditures, the final apportionment of responsibility among the potentially responsible parties identified, the financial viability of those parties and the actions of governmental agencies or private parties with interests in the matter. The actual environmental costs may exceed our current and future accruals for these costs, and any adjustments could be material.
New Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in SOFR. We seek to manage interest rate risk through the use of a combination of fixed and variable rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. In the past, we have entered into swap agreements designated as cash flow hedges to help manage exposure to fluctuations in interest rates on our variable rate debt.
The table below provides information about certain of our market-sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value as of December 31, 2025
Fixed rate debt:
Amount outstanding (in millions)	$514	$663	$815	$1,164	$1,113	$6,888	$11,157	$10,945
Variable rate debt:
Amount outstanding (in millions)	$82	$—	$30	$1,450	$15	$976	$2,553	$2,546
The fixed and variable rate debt amounts above exclude the remaining non-cash discounts, premiums and adjustments to fair value totaling $129 million.
As of December 31, 2025, we had $2.6 billion of principal variable rate debt. If interest rates increased or decreased by 100 basis points on our variable rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $26 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 9, Debt, of the notes to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding how we manage interest rate risk.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of December 31, 2025, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel costs by approximately $26 million per year. Changes in fuel expense would be offset by changes in our fuel recovery fee charged to our customers. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fee by approximately $42 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) the cost of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in fuel recovery fees from our vendors.
Our fuel costs were $466 million during 2025, or 2.8% of revenue, compared to $470 million, or 2.9% of revenue, during 2024.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of December 31, 2025, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
Revenue from recycling processing and commodity sales during the years ended December 31, 2025 and 2024 was $433 million and $409 million, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Services, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2026, expressed an unqualified opinion thereon.
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

Landfill Development Asset Depletion
Description of the Matter
Landfill development asset depletion expense for the year ended December 31, 2025 was $433 million. As discussed in Note 2, management updates the assumptions used to estimate the landfill development asset depletion expense at least annually, or more often if there is a significant change in facts and circumstances related to a landfill. Significant assumptions used in the calculation of the expense include estimated future development costs and available disposal capacity.

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
To test the landfill development asset depletion expense, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above. To test the future development costs, we compared the estimated costs used by management to comparable landfills accepting the same type of waste. We also tested the completeness and accuracy of the data utilized in the development of depletion expense. Regarding disposal capacity, we evaluated the Company’s annual utilization and estimation of the landfill disposal capacity through a comparison of airspace to historical estimates and annual aerial surveys. In addition, we considered the professional qualifications and objectivity of management’s specialist responsible for performing the aerial surveys with involvement from EY engineering specialists.

Landfill Final Capping, Closure and Post-Closure Costs
Description of the Matter
At December 31, 2025, the carrying value of the Company’s landfill final capping, closure and post-closure costs totaled $2,313 million. As discussed in Notes 2 and 8 of the consolidated financial statements, management updates the assumptions used to estimate the asset retirement obligations at least annually, or more often if there is a significant change in facts and circumstances related to a landfill. These assumptions include estimated future costs associated with the final capping, closure and post-closure activities at each landfill, projected timing of future cash outflows, and estimated inflation rate.

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
To test the landfill asset retirement obligations, our audit procedures included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate and testing the significant assumptions discussed above. To test the estimated future costs, we compared the estimated future costs used by management to comparable landfills accepting the same type of waste. We also tested the completeness and accuracy of the data utilized in preparing the cost estimate. Regarding the projected timing of future cash outflows assumption, we evaluated the Company’s annual utilization and estimation of the landfill disposal capacity through a comparison of airspace to historical estimates and annual aerial surveys. We also performed a sensitivity analysis of the inflation rate assumption. In addition, we considered the professional qualifications and objectivity of management’s specialist responsible for performing the aerial surveys. We involved EY engineering specialists to assist us with evaluating assumptions used in estimated costs for the capping, closure and post-closure activities.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Republic Services, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Republic Services, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Republic Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 17, 2026

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$76	$74
Accounts receivable, less allowance for doubtful accounts and other of $66 and $74, respectively	1,897	1,821
Prepaid expenses and other current assets	550	511
Total current assets	2,523	2,406
Restricted cash and marketable securities	259	208
Property and equipment, net	12,639	11,877
Goodwill	16,715	15,982
Other intangible assets, net	655	546
Other assets	1,575	1,383
Total assets	$34,366	$32,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$1,345
Notes payable and current maturities of long-term debt	596	862
Deferred revenue	496	485
Accrued landfill and environmental costs, current portion	148	159
Accrued interest	109	101
Other accrued liabilities	1,205	1,176
Total current liabilities	3,928	4,128
Long-term debt, net of current maturities	12,985	11,851
Accrued landfill and environmental costs, net of current portion	2,608	2,432
Deferred income taxes and other long-term tax liabilities, net	1,884	1,594
Insurance reserves, net of current portion	436	402
Other long-term liabilities	556	588
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 313 and 313 issued including shares held in treasury, respectively	3	3
Additional paid-in capital	1,833	1,767
Retained earnings	11,161	9,774
Treasury stock, at cost; 5 and 1 shares, respectively	(1,000)	(113)
Accumulated other comprehensive income, net of tax	(29)	(26)
Total Republic Services, Inc. stockholders’ equity	11,968	11,405
Non-controlling interests in consolidated subsidiary	1	2
Total stockholders’ equity	11,969	11,407
Total liabilities and stockholders’ equity	$34,366	$32,402

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue	$16,591	$16,032	$14,965
Expenses:
Cost of operations	9,630	9,350	8,943
Depreciation, depletion and amortization	1,814	1,677	1,501
Accretion	114	107	98
Selling, general and administrative	1,710	1,674	1,609
Adjustment to withdrawal liability for multiemployer pension funds	1	—	5
Gain on business divestitures and impairments, net	—	(1)	(4)
Restructuring charges	20	29	33
Operating income	3,302	3,196	2,780
Interest expense	(574)	(539)	(508)
Loss from unconsolidated equity method investments	(163)	(255)	(94)
Loss on extinguishment of debt	—	(2)	—
Interest income	8	9	6
Other income, net	21	23	7
Income before income taxes	2,594	2,432	2,191
Provision for income taxes	455	388	460
Net income	2,139	2,044	1,731
Net income attributable to non-controlling interests in consolidated subsidiary	—	(1)	—
Net income attributable to Republic Services, Inc.	$2,139	$2,043	$1,731
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$6.86	$6.50	$5.47
Weighted average common shares outstanding	311.9	314.4	316.2
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$6.85	$6.49	$5.47
Weighted average common and common equivalent shares outstanding	312.2	314.8	316.7
Cash dividends per common share	$2.410	$2.230	$2.060
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$2,139	$2,044	$1,731
Other comprehensive loss, net of tax	(3)	(14)	—
Comprehensive income	2,136	2,030	1,731
Comprehensive income attributable to non-controlling interests	—	(1)	—
Comprehensive income attributable to Republic Services, Inc.	$2,136	$2,029	$1,731
The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	321	$3	$2,843	$7,356	(4)	$(505)	$(12)	$1	$9,686
Net income	—	—	—	1,731	—	—	—	—	1,731
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	(650)	—	—	—	—	(650)
Issuances of common stock	—	—	14	—	—	(15)	—	—	(1)
Stock-based compensation	—	—	44	(3)	—	—	—	—	41
Purchase of common stock for treasury	—	—	—	—	(2)	(264)	—	—	(264)
Distributions paid	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	321	3	2,901	8,434	(6)	(784)	(12)	1	10,543
Net income	—	—	—	2,043	—	—	—	1	2,044
Other comprehensive income (loss)	—	—	—	—	—	—	(14)	—	(14)
Cash dividends declared	—	—	—	(699)	—	—	—	—	(699)
Issuances of common stock	—	—	16	—	—	(30)	—	—	(14)
Stock-based compensation	—	—	45	(4)	—	—	—	—	41
Purchase of common stock for treasury	—	—	—	—	(3)	(494)	—	—	(494)
Shares returned to unissued status	(8)	—	(1,195)	—	8	1,195	—	—	—
Distributions paid	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2024	313	3	1,767	9,774	(1)	(113)	(26)	2	11,407
Net income	—	—	—	2,139	—	—	—	—	2,139
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	(3)
Cash dividends declared	—	—	—	(749)	—	—	—	—	(749)
Issuances of common stock	—	—	19	—	—	(24)	—	—	(5)
Stock-based compensation	—	—	47	(3)	—	—	—	—	44
Purchase of common stock for treasury	—	—	—	—	(4)	(863)	—	—	(863)
Shares returned to unissued status	—	—	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2025	313	$3	$1,833	$11,161	(5)	$(1,000)	$(29)	$1	$11,969

The accompanying notes are an integral part of these financial statements.

REPUBLIC SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash provided by operating activities:
Net income	$2,139	$2,044	$1,731
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,928	1,784	1,599
Non-cash interest expense	75	71	86
Deferred tax provision	269	87	102
Loss from unconsolidated equity method investments	163	255	94
Other non-cash items	81	49	94
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(87)	(76)	(71)
Prepaid expenses and other assets	(174)	(171)	(30)
Accounts payable	(14)	(27)	83
Capping, closure and post-closure expenditures	(70)	(56)	(61)
Remediation expenditures	(54)	(62)	(55)
Other liabilities	40	14	43
Payments from retirement of certain hedging relationships	—	24	3
Cash provided by operating activities	4,296	3,936	3,618
Cash used in investing activities:
Purchases of property and equipment	(1,887)	(1,855)	(1,631)
Proceeds from sales of property and equipment	13	47	29
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(1,430)	(753)	(2,065)
Cash received from business divestitures	11	2	6
Other	(20)	(2)	(6)
Cash used in investing activities	(3,313)	(2,561)	(3,667)
Cash (used in) provided by financing activities:
Proceeds from credit facilities and notes payable, net of fees	37,715	24,020	39,221
Proceeds from issuance of senior notes, net of discount and fees	1,183	889	2,172
Payments of credit facilities and notes payable	(38,206)	(25,109)	(40,411)
Issuances of common stock, net	(5)	(14)	(1)
Purchases of common stock for treasury	(870)	(482)	(262)
Cash dividends paid	(738)	(687)	(638)
Distributions paid to non-controlling interests in consolidated subsidiary	(1)	—	—
Contingent consideration payments	(16)	(15)	(19)
Cash (used in) provided by financing activities	(938)	(1,398)	62
Effect of foreign exchange rate changes on cash	1	(2)	1
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	46	(25)	14
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	203	228	214
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$249	$203	$228
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
We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2025 and 2024, there were net book credit balances of $119 million and $121 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.
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
The following table reflects the activity in our allowance for doubtful accounts for the years ended December 31:

	2025	2024	2023
Balance at beginning of year	$74	$83	$52
Additions charged to expense	40	27	53
Accounts written-off	(48)	(36)	(22)
Balance at end of year	$66	$74	$83
Restricted Cash and Marketable Securities
As of December 31, 2025 and 2024, we had $259 million and $208 million, respectively, of restricted cash and marketable securities, of which $192 million and $149 million, respectively, supports our insurance programs for workers' compensation, commercial general liability and commercial auto liability. Additionally, we obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer stations, collection and recycling centers. The funds are deposited directly into trust accounts by the bonding authorities at the time of issuance. As the use of these funds is contractually restricted, and we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash and marketable securities in our consolidated balance sheets.
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
Capitalized Interest
We capitalize interest on all landfill cell construction and other construction or development projects. Interest is capitalized on qualified assets while they undergo activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed into service or if construction activity is suspended for more than a brief period of time. Our interest capitalization rate is based on our weighted average cost of indebtedness. Capitalized interest is immaterial to the Company’s consolidated financial statements.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash and marketable securities, derivatives, long-term debt, and contingent consideration arrangements. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:
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
See Note 17, Financial Instruments, for fair value disclosures related to our financial instruments.
Investments Other Than Derivatives
Investments other than derivatives primarily include money market funds, mutual funds, and municipal and corporate bonds. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as money market funds and certain mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds.
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
•We own the land associated with the expansion airspace or control it pursuant to an agreement;
•We are committed to supporting the expansion project financially and with appropriate resources;

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
•There are no identified fatal flaws or impediments associated with the project, including political impediments;
•Progress is being made on the project;
•The expansion is attainable within a reasonable time frame; and
•We believe it is probable the expansion permit will be received.
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
Estimated future expenditures
Estimates of future expenditures for final capping, closure and post-closure are developed at least annually by engineers. Management reviews these estimates and our operating and accounting personnel use them to adjust the rates used to capitalize and amortize these costs. These estimates involve projections of costs that will be incurred during the remaining life of the landfill for final capping activities, after the landfill ceases operations and during the legally required post-closure monitoring period. As of December 31, 2025, we had 124 closed landfills.
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
Our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. Our inflation rate was 2.0% for the years ended December 31, 2025 and 2024, which was primarily based on the twenty-year historical moving average increase of the United States Core Consumer Price Index. Our inflation rate was 2.0% for the year ended December 31, 2023, which was primarily based on the ten-year historical moving average increase of the United States Consumer Price Index. These estimated costs are then discounted to their present values using a credit-adjusted, risk-free interest rate.
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
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (1) the aggregate of the fair value of consideration transferred, the fair value of any non-controlling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (2) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. The measurement or allocation period ends once we receive the information we are seeking; however, this period will generally not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected in the consolidated financial statements of the subsequent period. We recognize third-party transaction-related costs as expense in the period in which they are incurred.
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
As of October 1, 2025, we performed a qualitative assessment to evaluate circumstances and events impacting our reporting units to determine the likelihood of goodwill impairment. Examples of such events or circumstances include: (1) a significant adverse change in legal factors or in the business climate; (2) an adverse action or assessment by a regulator; (3) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (4) continued or sustained losses at a reporting unit; (5) a significant decline in our market capitalization as compared to our book value; or (6) we conclude that we may not recover a significant asset group within the reporting unit. We determined it was more likely than not that the fair values of our reporting units exceeded their carrying amounts. No impairment losses were recorded for goodwill during the years ended December 31, 2025, 2024 or 2023.
Other intangible assets include values assigned to customer relationships, which are amortized on a straight-line basis over periods ranging from 1 to 15 years.

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
If indicators of impairment exist, the asset or asset group is reviewed to determine whether its recoverability is impaired. We assess the recoverability of the asset or asset group by comparing its carrying value to an estimate (or estimates) of its undiscounted future cash flows over its remaining life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset or asset group, we measure an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. The loss is recorded in the consolidated statements of income in the period in which such impairment is identified. Estimating future cash flows requires significant judgment, and our projections of future cash flows and remaining useful lives may vary materially from actual results. No impairment losses were recorded for long-lived assets during the years ended December 31, 2025, 2024 or 2023.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is a component of stockholders’ equity and includes the amortization of our settled interest rate locks and foreign currency translation adjustments.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
New Accounting Pronouncements
Accounting Standards Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on a retrospective basis in this Annual Report on Form 10-K. The adoption of this ASU did not have a material impact on our consolidated financial statements. The required additional information can be found in Note 11, Income Taxes, in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2025.
Accounting Standards Updates Issued but not yet Adopted as of December 31, 2025
Accounting Standards Update Codification Improvements
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2025-12, Codification Improvements: The amendments from this ASU address a range of various accounting topics that represent changes that clarify and make minor improvements to the existing codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the effect this guidance may have on our consolidated financial statements.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Narrow-Scope Improvements
In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements: This guidance clarifies interim disclosure requirements and the applicability of Topic 270 resulting in a comprehensive list of interim disclosures required by GAAP and a disclosure principal for disclosing material events since the last reporting period. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027.
Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including IAS 20 or ASC 958-605, when accounting for government grants. This ASU will be effective for annual and interim periods in fiscal years beginning after December 15, 2028. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the amendments in this update provide entities with a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The update is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued Accounting Standards Update 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03), revising guidance on identifying the accounting acquirer in business combinations involving variable interest entities (VIEs). In accordance with ASU 2025-03, when a reporting entity exchanges equity interests in a business combination, it must evaluate specific factors to determine the accounting acquirer, irrespective of the legal acquiree's classification as a VIE. This may lead to the conclusion that a VIE involves a reverse acquisition, treating the legal acquirer as the acquiree for accounting purposes. This update improves comparability with combinations including voting interest entities (VOEs) and will be effective for fiscal years starting after December 15, 2026.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires an entity to disclose the amount of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements.

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
3.BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
We acquired various environmental services businesses during the years ended December 31, 2025 and 2024. The purchase price paid for these business acquisitions and the allocations of the purchase price follows:

	2025	2024
Purchase price:
Cash used in acquisitions, net of cash acquired of $8 and $1, respectively	$1,063	$274
Holdbacks	20	7
Fair value, future minimum lease payments	1	—
Total	$1,084	$281
Allocated as follows:
Accounts receivable	29	6
Property and equipment	189	57
Other assets	23	4
Accounts payable	(5)	—
Accrued landfill and environmental costs	(24)	—
Other liabilities	(44)	(6)
Fair value of tangible assets acquired and liabilities assumed	168	61
Excess purchase price to be allocated	$916	$220
Excess purchase price allocated as follows:
Other intangible assets	$199	$44
Goodwill	717	176
Total allocated	$916	$220
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during the year ended December 31, 2025, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will not be deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
In February 2025, we acquired all of the issued and outstanding shares of COP Shamrock Parent, Inc. (Shamrock). Shamrock is a leading provider of environmental solutions offering industrial waste and wastewater treatment services. Shamrock’s environmental solutions operations are primarily located in the northeastern and southeastern United States and provide us with a platform to pursue additional growth in our environmental solutions line of business. The preliminary purchase price allocation for the Shamrock acquisition is reflected in the table above and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired, such as property and equipment, other intangible assets, and environmental remediation liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our final valuations to be completed in 2026.
In February 2026, we acquired certain assets and assumed certain liabilities from Hamm, LLC, N.R. Hamm Quarry, LLC, N.R. Hamm Contractor, LLC, and Cornejo & Sons, LLC constituting a vertically-integrated recycling and waste business located in Kansas.
As of February 17, 2026, we paid approximately $400 million for acquisitions closed through that date.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investments
We invest in non-controlling equity interests in certain limited liability companies that qualify for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value (“HLBV”) method. In exchange for our non-controlling interests, we made capital contributions of approximately $227 million and $236 million, which were recorded to other assets in our December 31, 2025 and 2024 consolidated balance sheets, respectively. During 2025 and 2024, the carrying value of these investments was decreased by $135 million and $254 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of approximately $175 million and $222 million for the years ended December 31, 2025 and 2024, respectively, due to tax credits net of nondeductible items, related to these investments. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2025.
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at our landfills across the United States. Certain of these investments qualified for investment tax credits under Section 48 of the Internal Revenue Code. As of December 31, 2025 and 2024, our carrying value in the joint venture was approximately $314 million and $270 million, respectively. During the years ended December 31, 2025, 2024 and 2023, we contributed $61 million, $98 million and $68 million, respectively, into the joint venture. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in Blue Polymers, LLC, a joint venture with Ravago, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and produce custom blended pellets for food-grade and non-food-grade packaging. As of December 31, 2025 and 2024, our carrying value in the joint venture was $101 million and $55 million, respectively. During the years ended December 31, 2025, 2024 and 2023, we contributed $57 million, $38 million and $9 million, respectively, into the joint venture. This investment is an unconsolidated VIE for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to-date.
These investments were recorded as other assets in our consolidated financial statements as of December 31, 2025.
Restructuring Charges
In 2025, 2024 and 2023 we incurred restructuring charges of $20 million, $29 million, and $33 million, respectively. The 2025 charges primarily related to the design and implementation of a new accounts receivable system. The 2024 charges primarily related to the redesign of our asset management, and customer and order management software systems. Of the 2023 charges, $9 million related to the early termination of certain leases and $24 million related to the redesign of our asset management, and customer and order management software systems. We paid $12 million, $25 million, and $39 million during 2025, 2024 and 2023, respectively, related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net as of December 31 follows:

	2025	2024
Land	$1,016	$897
Landfill development costs	11,335	10,518
Vehicles and equipment	11,785	10,998
Buildings and improvements	2,578	2,119
Construction-in-progress – landfill	326	437
Construction-in-progress – other	423	575
	$27,463	$25,544
Less: accumulated depreciation, depletion and amortization
Landfill development costs	$(6,578)	$(6,031)
Vehicles and equipment	(7,191)	(6,692)
Buildings and improvements	(1,055)	(944)
	(14,824)	(13,667)
Property and equipment, net	$12,639	$11,877
Depreciation, depletion and amortization of property and equipment was $1.6 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
5.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2024	Acquisitions	Divestitures	Adjustments and Other	Balance as of December 31, 2025
Group 1	$7,492	$71	$(1)	$11	$7,573
Group 2	6,438	154	(1)	6	6,597
Group 3	2,052	492	(1)	2	2,545
Total	$15,982	$717	$(3)	$19	$16,715

	Balance as of December 31, 2023	Acquisitions	Divestitures	Adjustments and Other	Balance as of December 31, 2024
Group 1	$7,312	$161	$—	$19	$7,492
Group 2	6,445	—	—	(7)	6,438
Group 3	2,077	15	—	(40)	2,052
Total	$15,834	$176	$—	$(28)	$15,982

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Intangible Assets, Net
Other intangible assets, net, are primarily comprised of values assigned to customer relationships, which are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2025
	Balance as of December 31, 2024	Acquisitions	Adjustments and Other	Balance as of December 31, 2025	Balance as of December 31, 2024	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2025
Customer relationships	$690	$198	$(7)	$881	$(215)	$(81)	$7	$(289)	$592
Other intangible assets	91	1	(8)	84	(20)	(8)	7	(21)	63
Total	$781	$199	$(15)	$965	$(235)	$(89)	$14	$(310)	$655

	Gross Intangible Assets				Accumulated Amortization				Other Intangible Assets, Net as of December 31, 2024
	Balance as of December 31, 2023	Acquisitions	Adjustments and Other	Balance as of December 31, 2024	Balance as of December 31, 2023	Additions Charged to Expense	Adjustments and Other	Balance as of December 31, 2024
Customer relationships	$632	$38	$20	$690	$(166)	$(69)	$20	$(215)	$475
Other intangible assets	53	6	32	91	(23)	(10)	13	(20)	71
Total	$685	$44	$52	$781	$(189)	$(79)	$33	$(235)	$546

Based on the amortizable intangible assets recorded in the consolidated balance sheet as of December 31, 2025, amortization expense for each of the next five years is estimated as follows:

2026	$87
2027	$80
2028	$77
2029	$71
2030	$60

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6.OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of December 31 follows:

	2025	2024
Income taxes receivable	$146	$124
Prepaid expenses	131	$127
Parts and supplies	106	98
Other non-trade receivables	94	96
Reinsurance receivable	32	30
Other	41	36
Total	$550	$511
Other Assets
A summary of other assets as of December 31 follows:

	2025	2024
Investments	$815	$637
Operating right-of-use lease assets	208	232
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	159	123
Deferred compensation plan	143	125
Reinsurance receivable	90	86
Deferred contract costs and sales commissions	81	82
Derivative and hedging assets	32	55
Other	47	43
Total	$1,575	$1,383
7.OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of December 31 follows:

	2025	2024
Accrued payroll and benefits	$313	$339
Insurance reserves, current	251	220
Accrued fees and taxes	214	206
Accrued dividends	193	181
Operating right-of-use lease liabilities, current	48	55
Ceded insurance reserves, current	32	30
Accrued professional fees and legal settlement reserves	32	12
Contingent purchase price and acquisition holdbacks	25	14
Other	97	119
Total	$1,205	$1,176

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 Other Long-Term Liabilities
A summary of other long-term liabilities as of December 31 follows:

	2025	2024
Operating right-of-use lease liabilities	$177	$189
Deferred compensation plan liability	125	120
Ceded insurance reserves	90	86
Contingent purchase price and acquisition holdbacks	59	60
Derivative and hedging liabilities	46	72
Withdrawal liability - multiemployer pension funds	20	19
Other	39	42
Total	$556	$588
Insurance Reserves
Our liabilities for unpaid and incurred but not reported claims as of December 31, 2025 and 2024 (which include claims for workers’ compensation, commercial general and auto liability and employee-related health care benefits) were $687 million and $622 million, respectively, under our risk management program and are included in other accrued liabilities and insurance reserves, net of current portion, in our consolidated balance sheets. While the ultimate amount of claims incurred depends on future developments, we believe the recorded reserves are adequate to cover the future payment of claims; however, it is possible that these recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of income in the periods in which such adjustments are known.
The following table summarizes the activity in our insurance reserves for the years ended December 31:

	2025	2024	2023
Balance at beginning of year	$622	$566	$503
Additions charged to expense	673	671	656
Payments	(717)	(701)	(636)
Premium written for third party risk assumed	109	86	43
Balance at end of year	687	622	566
Less: current portion	(251)	(220)	(217)
Long-term portion	$436	$402	$349
8.LANDFILL AND ENVIRONMENTAL COSTS
As of December 31, 2025, we owned or operated 207 active landfills with total available disposal capacity estimated to be 5 billion in-place cubic yards. Additionally, we have post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of our accrued landfill asset retirement obligations and environmental liabilities as of December 31 follows:

	2025	2024
Landfill final capping, closure and post-closure liabilities	$2,313	$2,144
Environmental remediation	443	447
Total accrued landfill and environmental costs	2,756	2,591
Less: current portion	(148)	(159)
Long-term portion	$2,608	$2,432

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligations, which includes liabilities for final capping, closure and post-closure, for the years ended December 31:

	2025	2024	2023
Asset retirement obligations, beginning of year	$2,144	$1,937	$1,786
Non-cash additions	73	61	61
Acquisitions, net of divestitures and other adjustments	2	4	12
Asset retirement obligation adjustments	50	91	41
Payments	(70)	(56)	(61)
Accretion expense	114	107	98
Asset retirement obligations, end of year	2,313	2,144	1,937
Less: Current portion	(87)	(96)	(72)
Long-term portion	$2,226	$2,048	$1,865
We review annually, in the fourth quarter, and update as necessary, our estimates of asset retirement obligations. As a result, we increased amortization expense by $3 million, $13 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities.
The expected future payments for final capping, closure and post-closure as of December 31, 2025 follows:

2026	$87
2027	112
2028	96
2029	80
2030	112
Thereafter	8,247
$8,734
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated and not discounted and reflect the total estimated future payments for liabilities which include those incurred and recorded as of December 31, 2025 as well as liabilities yet to be incurred over the remaining life of our landfills.
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of December 31, 2025 would be approximately $276 million higher than the amounts recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our environmental remediation liabilities for the years ended December 31:

	2025	2024	2023
Environmental remediation liabilities, beginning of year	$447	$485	$487
Net additions charged to expense	1	7	2
Payments	(54)	(62)	(55)
Accretion expense (non-cash interest expense)	17	17	18
Acquisitions, net of divestitures and other adjustments	32	—	33
Environmental remediation liabilities, end of year	443	447	485
Less: current portion	(61)	(63)	(69)
Long-term portion	$382	$384	$416
The expected undiscounted future payments for remediation costs as of December 31, 2025 follows:

2026	$61
2027	46
2028	39
2029	31
2030	36
Thereafter	286
$499
The following is a discussion of certain of our significant remediation matters:
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of December 31, 2025 and 2024 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		December 31, 2025			December 31, 2024
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$—	$—	$—	$—	$—	$—
The Credit Facility	Variable	425	—	425	514	—	514
Commercial Paper	Variable	1,000	(1)	999	477	—	477
Senior notes:
March 2025	3.200	—	—	—	500	—	500
November 2025	0.875	—	—	—	350	—	350
July 2026	2.900	500	—	500	500	(1)	499
November 2027	3.375	650	(1)	649	650	(2)	648
May 2028	3.950	800	(5)	795	800	(7)	793
April 2029	4.875	750	(5)	745	750	(6)	744
November 2029	5.000	400	(3)	397	400	(4)	396
March 2030	2.300	600	(3)	597	600	(4)	596
July 2030	4.750	500	(5)	495	—	—	—
February 2031	1.450	650	(5)	645	650	(5)	645
February 2032	1.750	750	(4)	746	750	(5)	745
March 2033	2.375	700	(5)	695	700	(6)	694
December 2033	5.000	650	(8)	642	650	(9)	641
April 2034	5.000	800	(9)	791	800	(10)	790
November 2034	5.200	500	(5)	495	500	(6)	494
March 2035	6.086	182	(10)	172	182	(11)	171
March 2035	5.150	700	(10)	690	—	—	—
March 2040	6.200	400	(3)	397	400	(3)	397
May 2041	5.700	386	(5)	381	386	(5)	381
March 2050	3.050	400	(7)	393	400	(7)	393
Debentures:
September 2035	7.400	148	(26)	122	148	(27)	121
Tax-exempt:
2026 - 2054	3.000 - 4.375	1,378	(9)	1,369	1,418	(9)	1,409
Finance leases and other:
2026 - 2063	1.726 - 9.750	441	—	441	315	—	315
Total Debt		$13,710	$(129)	13,581	$12,840	$(127)	12,713
Less: current portion				(596)			(862)
Long-term portion				$12,985			$11,851

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future Maturities of Debt
Aggregate principal maturities of notes payable, finance leases and other long-term debt as of December 31, 2025 follow:

2026	$596
2027	663
2028	845
2029	2,614
2030	1,128
Thereafter	7,864
$13,710
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of December 31, 2025 and 2024, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate plus a current applicable margin of 0.805% based on our Debt Ratings. As of December 31, 2025 and 2024, C$204 million and C$232 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $425 million and $514 million outstanding under the Credit Facility as of December 31, 2025 and 2024, respectively. We had $319 million and $317 million of letters of credit outstanding under the Credit Facility as of December 31, 2025 and 2024, respectively. We also had $1.0 billion and $477 million of principal borrowings outstanding under our commercial paper program as of December 31, 2025 and 2024, respectively. As a result, availability under the Credit Facility was $1.8 billion and $2.2 billion as of December 31, 2025 and 2024, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%. The weighted average interest rate for borrowings outstanding as of December 31, 2024 was 4.646%.
We had $1.0 billion and $477 million principal value of commercial paper issued and outstanding under the program as of December 31, 2025 and 2024, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheet as of December 31, 2025 and 2024, respectively.
Senior Notes and Debentures
In June 2024, we issued $400 million of 5.000% senior notes due 2029 and $500 million of 5.200% senior notes due 2034. We used the proceeds from the June 2024 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under the Commercial Paper Program and the Credit Facility; and repayment of all amounts then outstanding under the Uncommitted Credit Facility and certain other debt obligations.
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
Tax-Exempt Financings
As of both December 31, 2025 and December 31, 2024 we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2054 for both periods.
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
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of December 31, 2025 and December 31, 2024.
Finance Leases and Other
As of December 31, 2025, we had finance lease liabilities and other debt obligations of $441 million with maturities ranging from 2026 to 2063. As of December 31, 2024, we had finance lease liabilities and other debt obligations of $315 million with maturities ranging from 2025 to 2063.
In our consolidated balance sheet as of December 31, 2025, finance leases and other included $148 million related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation. The amount is recorded within long-term debt, net of current maturities.
Interest Paid
Interest paid, excluding net swap settlements for interest rate swaps, was $500 million, $487 million and $423 million for the years ended December 31, 2025, 2024 and 2023, respectively.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10.LEASES
A summary of the lease classification on our consolidated balance sheet as of December 31, 2025 and 2024 follows:

		2025	2024
Assets
Operating right-of-use lease assets	Other assets	$208	$232
Finance lease assets	Property and equipment, net	318	294
Total leased assets		$526	$526

Liabilities
Current
Operating	Other accrued liabilities	$48	$55
Finance	Notes payable and current maturities of long-term debt	15	13
Long-term
Operating	Other long-term liabilities	177	189
Finance	Long-term debt, net of current maturities	278	249
Total lease liabilities		$518	$506
A summary of the lease cost reflected in our consolidated statements of income for the years ended December 31, 2025 and 2024 follows:

		2025	2024
Operating lease cost
Fixed lease cost	Cost of operations	$62	$50
Short-term lease cost	Cost of operations	86	105
Variable lease cost	Cost of operations	26	26
Finance lease cost
Amortization of leased assets	Depreciation, depletion and amortization	16	17
Interest on lease liabilities	Interest expense	11	9
Variable lease cost	Interest expense	25	26
Total lease cost		$226	$233
During the years ended December 31, 2025 and 2024, we recognized changes in our operating right-of-use lease liabilities and assets, resulting from the recognition of non-cash lease expense of $47 million and $46 million, respectively.
As of December 31, 2025, maturities for operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2026	$59	$23	$82
2027	50	23	73
2028	42	23	65
2029	32	22	54
2030	22	20	42
Thereafter	43	374	417
Total lease payments	248	485	733
Less: interest	(23)	(192)	(215)
Present value of lease liabilities	$225	$293	$518

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2025 and 2024 follows:

	2025	2024
Weighted-average remaining lease term (years)
Operating leases	5.7	6.1
Finance leases	26.0	27.8
Weighted-average discount rate
Operating leases	3.7%	3.3%
Finance leases	4.2%	4.3%
Supplemental cash flow and other non-cash information for the years ended December 31, 2025, 2024, and 2023 follow:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$174	$181	$177
Operating cash flows from finance leases	$36	$35	$31
Financing cash flows from finance leases	$12	$10	$12
Leased assets obtained in exchange for new operating lease liabilities	$45	$44	$33
Leased assets obtained in exchange for new finance lease liabilities	$44	$25	$17

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.INCOME TAXES
The components of the provision for income taxes for the years ended December 31 follow:

	2025	2024	2023
Current:
Federal	$81	$204	$260
Foreign	10	13	9
State	95	84	90
Deferred:
Federal	240	55	72
Foreign	(11)	2	(3)
State	40	30	32
Provision for income taxes	$455	$388	$460
On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was signed into law. The Act, among other things, implemented changes to the tax treatment relating to bonus depreciation, research and experimental expenditures and interest expense, and included phase-outs and restrictions on several clean energy tax incentives. The Act did not have a material impact on our effective tax rate.
The reconciliations of the statutory federal income tax rate to our effective tax rate for the years ended December 31 follow:

	2025		2024		2023
US Federal Statutory Tax Rate	$545	21.0%	$510	21.0%	$460	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	110	4.2	107	4.4	97	4.4
Tax Credits
Renewable energy assets	(189)	(7.3)	(238)	(9.8)	(100)	(4.6)
Other	(46)	(1.8)	(23)	(0.9)	(3)	(0.1)
Nontaxable or Nondeductible Items	42	1.6	37	1.5	36	1.6
Other Adjustments	(7)	(0.2)	(5)	(0.2)	(30)	(1.3)
Effective Tax Rate	$455	17.5%	$388	16.0%	$460	21.0%
(1) State taxes in California, Illinois, Massachusetts, & Texas made up the majority (greater than 50 percent) of the tax effect in this category for 2025, 2024, and 2023.
The impact of foreign tax effects, effect of changes in tax laws or rates enacted in the current period, effect of cross-border tax laws, changes in valuation allowances and changes in unrecognized tax benefits were each immaterial to the periods presented.
During 2023 through 2025, we acquired non-controlling interests in limited liability companies established to own renewable energy assets that qualified for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the HLBV method and recognize our share of income or loss and other reductions or increases in the value of our investment in loss from unconsolidated equity method investments within our consolidated statements of income. For further discussion regarding our equity method accounting, see Note 3, Business Acquisitions, Investments and Restructuring Charges of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
In addition, during 2023 we resolved IRS examinations for our 2014 to 2018 tax years, that in the aggregate, reduced our tax provision by approximately $21 million.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the income tax payments (net of refunds received) for the period ended December 31 follow:

	2025	2024	2023
Federal	$98	$195	$243
State
California	29	27	24
Texas	11	10	—
Other	52	71	59
Foreign	16	10	17
Income tax payments (net of refunds received)	$206	$313	$343
We made income tax payments (net of refunds) of $206 million, $313 million and $343 million for 2025, 2024, and 2023, respectively. Income taxes paid in 2025 reflect benefits from the Act as well as tax credits from our continuing investments in qualified renewable energy projects. Income taxes paid in 2024 and 2023 reflect benefits from tax credits from our continuing investments in qualified renewable energy projects.
The components of the net deferred income tax asset and liability as of December 31 follow:

	2025	2024
Deferred tax liabilities relating to:
Differences between book and tax basis of property and equipment	$(1,400)	$(1,258)
Difference between book and tax basis of intangible assets	(722)	(637)
Operating right-of-use lease assets	(52)	(57)
Basis difference due to redemption of partnership interests	(80)	(82)
Other	(10)	—
Total deferred tax liabilities	$(2,264)	$(2,034)
Deferred tax assets relating to:
Environmental reserves	$182	$218
Accruals not currently deductible	116	105
Net operating loss carryforwards	60	61
Difference between book and tax basis of other assets	9	48
Operating right-of-use lease liabilities	56	59
Other	15	15
Total deferred tax assets	438	506
Valuation allowance	(45)	(51)
Net deferred tax asset	393	455
Net overall deferred tax liability	$(1,871)	$(1,579)
Changes in the deferred tax valuation allowance for the years ended December 31 follow:

	2025	2024	2023
Valuation allowance, beginning of year	$51	$49	$44
Additions charged to provision for income taxes	3	6	3
Deferred tax assets realized or written-off	(6)	—	—
Other, net	(3)	(4)	2
Valuation allowance, end of year	$45	$51	$49
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $51 million available as of December 31, 2025. These state net operating loss carryforwards expire at various times between 2026 and 2045. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of December 31, 2025, we have provided a valuation allowance of $40 million.
We are subject to income tax in the United States and Canada, as well as multiple state and provincial jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of the examinations. Our federal statute of limitations applicable to our federal tax returns is closed through 2021. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2013 through 2024.
The following table summarizes the activity in our gross unrecognized tax benefits for the years ended December 31:

	2025	2024	2023
Balance at beginning of year	$28	$42	$111
Additions for tax positions of current year	3	—	1
Additions for tax positions of prior years	—	1	3
Reductions for tax positions of prior years	—	(5)	(7)
Reductions for tax positions resulting from lapse of statute of limitations	(1)	(1)	—
Settlements	(7)	(9)	(66)
Balance at end of year	$23	$28	$42
Included in our gross unrecognized tax benefits as of December 31, 2025, 2024 and 2023 are $18 million, $22 million and $33 million, respectively, of unrecognized tax benefits (net of the federal benefit) that, if recognized, would affect our effective income tax rate in future periods.
During 2023, we settled our 2014-2018 tax years with the Internal Revenue Service. These settlements reduced our gross unrecognized tax benefits by $66 million.
We recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of income. Related to the unrecognized tax benefits previously noted, we recorded a reduction to interest expense of $1 million during 2025 and, in total as of December 31, 2025, have recognized a liability for penalties of $4 million and interest of $4 million. During 2024, we recorded a reduction to interest expense of $6 million and, in total as of December 31, 2024, had recognized a liability for penalties of $1 million and interest of $5 million. During 2023, we recorded interest expense of $1 million and, in total as of December 31, 2023, had recognized a liability for interest of $14 million.
We believe the recorded liabilities for uncertain tax positions are adequate. However, a significant assessment against us in excess of the liabilities recorded could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
12.EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In October 2020, our Board of Directors amended and restated the Republic Services, Inc. Executive Incentive Plan (the 2021 Plan) to remove references to the performance-based compensation exception that was previously permitted but is no longer applicable under Section 162(m) of the Internal Revenue Code. The purposes of the 2021 Plan are to promote the success of the Company; to provide designated Executive Officers with an opportunity to receive incentive compensation dependent upon that success; and to attract, retain and motivate such individuals. We currently have approximately 10 million shares of common stock reserved for future grants under the 2021 Plan.
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activity for the years ended December 31, 2025, 2024 and 2023:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unissued as of December 31, 2022	914	$85.43
Granted	250	$133.03
Vested and issued	(208)	$95.24
Forfeited	(41)	$117.54
Unissued as of December 31, 2023	915	$93.35
Granted	184	$184.28
Vested and issued	(228)	$102.81
Forfeited	(30)	$139.24
Unissued as of December 31, 2024	841	$107.81
Granted	153	$221.18
Vested and issued	(206)	$119.81
Forfeited	(21)	$177.62
Unissued as of December 31, 2025	767	$125.39	1.1	$162.62
Vested and unissued as of December 31, 2025	410	$76.87
During the years ended December 31, 2025, 2024 and 2023, we awarded our non-employee directors 13,800, 16,540 and 20,324 RSUs, respectively, which vested upon issuance.
During the years ended December 31, 2025, 2024 and 2023, we awarded 132,585, 158,789 and 216,610 RSUs, respectively, to executives and employees that vest in four equal annual installments beginning on the anniversary date of the original grant.
During the years ended December 31, 2025, 2024 and 2023, we granted an additional 6,980, 8,868 and 12,751 RSUs, respectively, as dividend equivalents.
The RSUs do not carry any voting or dividend rights, except the right to receive additional RSUs in lieu of dividends.
Compensation Expense
The fair value of RSUs is based on the closing market price on the date of the grant. The compensation expense related to RSUs is amortized ratably over the vesting period, or to the employee's retirement eligible date, if earlier.
During the years ended December 31, 2025, 2024 and 2023, compensation expense related to RSUs totaled $26 million, $25 million and $24 million, respectively. As of December 31, 2025, total unrecognized compensation expense related to outstanding RSUs was $43 million, which will be recognized over a weighted average period of approximately 2.5 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Shares
The following table summarizes performance stock unit (PSU) activity for the years ended December 31, 2025, 2024 and 2023:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	756	$95.19
Granted	200	$138.03
Vested and issued	(227)	$100.06
Forfeited	(41)	$123.30
Outstanding as of December 31, 2023	688	$101.48
Granted	281	$142.50
Vested and issued	(420)	$90.54
Forfeited	(25)	$136.27
Outstanding as of December 31, 2024	524	$125.70
Granted	222	$199.58
Vested and issued	(209)	$117.01
Forfeited	(6)	$176.82
Outstanding and Exercisable as of December 31, 2025	531	$159.77
During the years ended December 31, 2025, 2024 and 2023, we awarded 117,968, 153,883 and 80,452 PSUs to our executive officers, respectively. These awards are performance-based as the number of shares ultimately earned depends on performance against pre-determined targets for return on invested capital (ROIC), cash flow value creation (CFVC) and total shareholder return relative to the S&P 500 index (RTSR). The PSUs are payable 50% in shares of common stock and 50% in cash after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 220% of the targeted amount, depending on the performance against the pre-determined targets.
During the years ended December 31, 2025, 2024 and 2023, we awarded 98,613, 120,433 and 108,560 PSUs to our employees other than our executive officers, respectively. The PSUs are payable 100% in shares of common stock after the end of a three-year performance period, when our financial performance for the entire performance period is reported, typically in February of the succeeding year. At the end of the performance period, the number of PSUs awarded can range from 0% to 220% of the targeted amount, depending on the performance against the pre-determined targets.
The PSUs do not carry any voting or dividend rights, except the right to accumulate additional PSUs in lieu of dividends.
During the years ended December 31, 2025, 2024 and 2023, we granted an additional 5,666, 6,795 and 10,511 PSUs to our executive officers, respectively, as dividend equivalents.
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
During the years ended December 31, 2025, 2024 and 2023, compensation expense related to PSUs totaled $27 million, $30 million and $29 million, respectively. As of December 31, 2025, total unrecognized compensation expense related to outstanding PSUs was $30 million, which will be recognized over a weighted average period of approximately 1.7 years.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Collective Bargaining Agreements
As of December 31, 2025, approximately 22% of our workforce was covered by collective bargaining agreements (CBAs), and approximately 8% of our workforce was covered by CBAs that will expire during 2026.
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
Republic’s participation in individually significant multiemployer pension plans for the year ended December 31, 2025 is outlined in the table below. Only with respect to multiemployer pension plans, we considered contributions in excess of $10 million in any period disclosed to be individually significant. The most recent PPA zone status available in 2025 and 2024 is for the plans’ year ended September 30, or December 31, 2024 and 2023, respectively. The status is based on information that Republic received from the plans and is certified by the plans’ actuary. Among other factors, plans in the critical red zone are generally less than 65% funded, plans in the endangered yellow zone are less than 80% funded and plans in the safe green zone are at least 80% funded. Plans in the critical and declining zone are classified as critical and projected to be insolvent in the current year or any of the 14 following plan years. The last column lists the expiration dates of the CBAs to which the plans are subject.

		Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status Pending /	Republic Contributions to Plan			Surcharge	Expiration Dates
Legal Plan Name	EIN	2025	2024	Implemented	2025	2024	2023	Imposed	of CBAs
Western Conference of Teamsters Pension Plan	91-6145047	Safe	Safe	No	$83	$75	$70	No	Various dates through 9/30/2030
All other plans	N/A	N/A	N/A	N/A	29	29	29	N/A
Total					$112	$104	$99
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
Total expense recorded for matching 401(k) contributions in 2025, 2024 and 2023 was $98 million, $95 million and $82 million, respectively.
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
Republic invested in corporate-owned life insurance policies to satisfy future obligations under the DCP. These corporate-owned life insurance policies are held in a Rabbi Trust and are recorded at the amount that can be realized under insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The aggregate cash surrender value of these life insurance policies was $143 million and $125 million as of December 31, 2025 and 2024, respectively, and is classified in other assets in our consolidated balance sheets. The DCP liability was $125 million and $120 million as of December 31, 2025 and 2024, respectively, and is classified in other long-term liabilities in our consolidated balance sheets.
13.SHARE REPURCHASES AND DIVIDENDS
Available Shares
We currently have approximately 10 million shares of common stock reserved for future grants under the Republic Services, Inc. 2021 Stock Incentive Plan.
Share Repurchases
In October 2020, our Board of Directors approved a $2.0 billion share repurchase authorization effective starting January 1, 2021, extending through December 31, 2023. In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
Share repurchase activity during the years ended December 31, 2025, 2024 and 2023 follows (in millions, except per share amounts):

	2025	2024	2023
Number of shares repurchased	3.8	2.5	1.8
Amount paid	$864	$480	$262
Weighted average cost per share	$224.50	$193.59	$145.72
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be         purchased under the plans or programs exclude a 1% excise tax.
As of December 31, 2025, there were no repurchased shares pending settlement. As of December 31, 2024, there were less than 1 million repurchased shares pending settlement, resulting in an associated $10 million of share repurchases unpaid and included within other accrued liabilities. As of December 31, 2023, there were no repurchased shares pending settlement. As of December 31, 2025, the remaining authorized purchase capacity under our October 2023 repurchase program was $1.7 billion.
In December 2024, our board of directors changed the status of 8 million treasury shares to authorized and unissued. In doing so, the number of our issued shares was reduced by the stated amount. Our accounting policy is to deduct the par value from common stock and to reflect the excess of cost over par value as a deduction from additional paid-in capital. The reduction in issued shares resulted in a change of $1.2 billion in treasury stock which was reclassified as less than 1 million in common stock, and $1.2 billion in additional paid-in capital. There was no effect on our total stockholders' equity position as a result of the change.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Dividends
In October 2025, our Board of Directors approved a quarterly dividend of $0.625 per share. Aggregate cash dividends declared were $749 million, $699 million and $650 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we recorded a quarterly dividend payable of $193 million to shareholders of record at the close of business on January 2, 2026.
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

Earnings per share for the years ended December 31, 2025, 2024 and 2023 are calculated as follows (in thousands, except per share amounts):

	2025	2024	2023
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$2,139,249	$2,043,173	$1,730,985
Weighted average common shares outstanding	311,880	314,399	316,182
Basic earnings per share	$6.86	$6.50	$5.47
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$2,139,249	$2,043,173	$1,730,985
Weighted average common shares outstanding	311,880	314,399	316,182
Effect of dilutive securities:
Unvested RSU awards	92	126	104
Unvested PSU awards	196	284	379
Weighted average common and common equivalent shares outstanding	312,168	314,809	316,665
Diluted earnings per share	$6.85	$6.49	$5.47
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
We generated $188 million, $182 million and $170 million of revenue in Canada for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, we had $136 million and $128 million, respectively, of long-lived assets in Canada. The remainder of our revenue and assets were related to our United States operations.
Our chief operating decision maker (CODM) is Jon Vander Ark, President and Chief Executive Officer of Republic Services, Inc. Adjusted EBITDA is the single financial measure our CODM uses to evaluate segment profitability and returns, which informs resource allocation. For all segments, the CODM uses adjusted EBITDA to evaluate income generated from segment assets (return on invested capital). The CODM considers budget-to-actual variances and year-over-year growth on a monthly basis to assess the performance of each segment. Cost of operations and selling, general and administrative expenses are significant segment expenses used in the evaluation.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments for the years ended December 31, 2025, 2024 and 2023 follows:

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2025
Gross revenue	$8,630	$8,244	$16,874	$1,784	$369	$19,027
Intercompany revenue	(1,271)	(1,069)	(2,340)	(48)	(48)	(2,436)
Revenue allocations	150	141	291	30	(321)	—
Net revenue	$7,509	$7,316	$14,825	$1,766	$—	$16,591
Cost of operations	4,248	4,265	8,513	1,117	—	9,630
Selling, general and administrative	750	683	1,433	277	—	1,710
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$2,522	$2,413	$4,935	$372	$—	$5,307
Capital expenditures	$876	$633	$1,509	$181	$197	$1,887
Total assets	$14,441	$11,616	$26,057	$5,217	$3,092	$34,366

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2024
Gross revenue	$8,130	$8,084	$16,214	$1,860	$344	$18,418
Intercompany revenue	(1,208)	(1,064)	(2,272)	(49)	(65)	(2,386)
Revenue allocations	125	122	247	32	(279)	—
Net revenue	$7,047	$7,142	$14,189	$1,843	$—	$16,032
Cost of operations	4,043	4,161	8,204	1,146	—	9,350
Selling, general and administrative	721	689	1,410	264	—	1,674
Other segment items	—	29	29	—	—	29
Adjusted EBITDA	$2,283	$2,263	$4,546	$433	$—	$4,979
Capital expenditures	$883	$614	$1,497	$141	$217	$1,855
Total assets	$13,978	$11,318	$25,296	$4,462	$2,644	$32,402

	Group 1	Group 2	Recycling & Waste Subtotal(1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
2023
Gross revenue	$7,573	$7,756	$15,329	$1,697	$253	$17,279
Intercompany revenue	(1,145)	(1,036)	(2,181)	(57)	(76)	(2,314)
Revenue allocations	96	97	193	(16)	(177)	—
Net revenue	$6,524	$6,817	$13,341	$1,624	$—	$14,965
Cost of operations	3,797	4,114	7,911	1,032	—	8,943
Selling, general and administrative	664	666	1,330	279	—	1,609
Other segment items	—	—	—	(34)	—	(34)
Adjusted EBITDA	$2,063	$2,037	$4,100	$347	$—	$4,447
Capital expenditures	$672	$576	$1,248	$145	$238	$1,631
Total assets	$13,397	$11,256	$24,653	$4,471	$2,286	$31,410
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outside our operating areas where the associated material handling is subcontracted to local operators. Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable segments to calculate adjusted EBITDA.
Intercompany revenue reflects transactions within and between segments. Capital expenditures for Corporate entities and other for the year ended December 31, 2025 largely included investments in our digital platforms and our third Polymer Center. Capital expenditures for Corporate entities and other for the years ended December 31, 2024 and December 31, 2023 primarily included vehicle inventory acquired but not yet assigned to operating locations and facilities.
As presented in the tables above, adjusted EBITDA reflects certain adjustments for loss from unconsolidated equity method investments, adjustments to withdrawal liability for multiemployer pension funds, restructuring charges, gain on certain divestitures and impairments, net, loss on extinguishment of debt and other related costs, and labor disruption. This presentation is consistent with how our CODM reviews our results of operations to make resource allocation decisions.
Other segment items during the year ended December 31, 2025, consist of the impact from labor disruptions that we experienced in certain isolated markets. Other segment items during the year ended December 31, 2024, consist of a gain on the sale of a transfer station facility. Other segment items during the year ended December 31, 2023, consist of US Ecology, Inc. acquisition integration and deal costs.
A reconciliation of the Company's single measure of segment profitability (segment adjusted EBITDA) to income before income taxes in the Consolidated Statements of Net Income is as follows:

	2025	2024	2023
Group 1 Adjusted EBITDA	$2,522	$2,283	$2,063
Group 2 Adjusted EBITDA	2,413	2,263	2,037
Group 3 Adjusted EBITDA	372	433	347
Total Adjusted EBITDA	5,307	4,979	4,447
Other income	(21)	(23)	(7)
Interest income	(8)	(9)	(6)
Interest expense	574	539	508
Depreciation, depletion and amortization	1,814	1,677	1,501
Accretion	114	107	98
Loss from unconsolidated equity method investments	163	255	94
Adjustments to withdrawal liability for multiemployer pension funds	1	—	5
Restructuring charges	20	29	33
Gain on certain divestitures and impairments, net	—	(30)	(4)
US Ecology, Inc. acquisition integration and deal costs	—	—	34
Loss on extinguishment of debt and other related costs	—	2	—
Labor disruption	56	—	—
Income before income taxes	$2,594	$2,432	$2,191

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.REVENUE
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the years ended December 31 (in millions of dollars and as a percentage of revenue):

	2025		2024		2023
Collection:
Residential	$3,010	18.1%	$2,939	18.3%	$2,823	18.9%
Small-container	5,055	30.5	4,820	30.1	4,439	29.7
Large-container	3,098	18.7	3,024	18.9	2,922	19.5
Other	70	0.4	72	0.4	69	0.4
Total collection	11,233	67.7	10,855	67.7	10,253	68.5
Transfer	1,833		1,780		1,699
Less: intercompany	(985)		(975)		(933)
Transfer, net	848	5.1	805	5.0	766	5.1
Landfill	3,202		2,981		2,885
Less: intercompany	(1,282)		(1,240)		(1,206)
Landfill, net	1,920	11.6	1,741	10.9	1,679	11.2
Environmental solutions	1,828		1,907		1,701
Less: intercompany	(62)		(64)		(76)
Environmental solutions, net	1,766	10.6	1,843	11.5	1,625	10.9
Other:
Recycling processing and commodity sales	433	2.6	409	2.5	312	2.1
Other non-core	391	2.4	379	2.4	330	2.2
Total other	824	5.0	788	4.9	642	4.3
Total revenue	$16,591	100.0%	$16,032	100.0%	$14,965	100.0%
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
Intercompany revenue reflects transactions within and between lines of business.
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
Revenue recognized under these collection services agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of material collected. In addition, certain of our contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.
Transfer Services
Revenue at our transfer stations is primarily generated by charging tipping or disposal fees. The fees received for transfer services are based primarily on the market, type and volume or weight of the material accepted, the distance to the disposal

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these transfer services agreements is variable in nature based on the volume and nature of the material accepted at the transfer station.
Landfill Services
Revenue at our landfills is primarily generated by charging tipping fees to third parties based on the volume disposed and the nature of the waste. In general, fees are variable in nature and revenue is recognized at the time the waste is disposed at the facility.
Environmental Solutions
Environmental solutions revenue is primarily generated from the fees we charge for the collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste, field and industrial services, equipment rental, emergency response and standby services and in-plant services, such as transportation and logistics, including at our treatment, storage and disposal facilities (TSDF). Activity for this service line varies across markets and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these environmental solutions agreements is variable in nature and primarily based on the volume and type of waste accepted or processed during the period. For certain field and industrial services contracts, we have a right to consideration from our customers in an amount that corresponds directly with the value to the customer of the Company's performance completed to date. Therefore, we have applied the practical expedient to recognize revenue in the amount to which we have the right to invoice.
Recycling Processing and Commodity Sales
Our recycling centers generate revenue through the processing and sale of old corrugated cardboard (OCC), old newsprint (ONP), aluminum, glass, plastic and other materials at market prices. In certain instances, we issue recycling rebates to our municipal or large-container customers, which can be based on the price we receive upon the final sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these recycling processing and commodity sales agreements is variable in nature based on the volume and type of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.
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
Substantially all of the deferred revenue recognized as of December 31, 2024 was recognized as revenue during 2025 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the average life of the customer relationship. As of December 31, 2025 and 2024, we recognized $81 million and $82 million, respectively, of deferred contract costs and capitalized sales commissions.
17. FINANCIAL INSTRUMENTS
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
As of December 31, 2025 and 2024, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	December 31, 2025
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$75	$75	$75	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	97	97	—	97	—
Derivative and hedging assets - other assets, prepaid expenses and other current assets	32	32	—	32	—
Total assets	$204	$204	$75	$129	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$46	$46	$—	$46	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63	63	—	—	63
Total liabilities	$109	$109	$—	$46	$63

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Total Debt
As of December 31, 2025 and 2024, the carrying value of our total debt was $13.6 billion and $12.7 billion, respectively, and the fair value of our total debt was $13.5 billion and $12.2 billion, respectively. The estimated fair value of our fixed rate senior notes, debentures and certain tax-exempt financings is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of December 31, 2025 and 2024. See Note 9, Debt, for further information related to our debt.
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
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of December 31, 2025, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
Multiemployer Pension Plans
We participate in multiemployer pension plans that generally provide retirement benefits to participants of contributing employers. We do not administer these plans.

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our unconditional purchase commitments have varying expiration dates, with some extending through the remaining life of the respective landfill. Future minimum payments under unconditional purchase commitments, consisting primarily of (1) disposal related agreements, which include fixed or minimum royalty payments, host agreements and take-or-pay and put-or-pay agreements, and (2) other obligations including committed capital expenditures and consulting service agreements, as of December 31, 2025 are as follows:

2026	$196
2027	140
2028	90
2029	70
2030	64
Thereafter	384
$944
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

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$76	$74	$140
Restricted cash and marketable securities	259	208	164
Less: restricted marketable securities	(86)	(79)	(76)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$249	$203	$228
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

REPUBLIC SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our restricted cash and marketable securities as of December 31:

	2025	2024
Capping, closure and post-closure obligations	$67	$59
Insurance	192	149
Total restricted cash and marketable securities	$259	$208
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
We had the following financial instruments and collateral in place to secure our financial assurances as of December 31:

	2025	2024
Letters of credit	$474	$464
Surety bonds	$5,414	$5,045
We had $319 million and $317 million of letters of credit outstanding under our Credit Facility as of December 31, 2025 and 2024, respectively. Surety bonds subject to expiration will expire on various dates through 2033.
These financial instruments are issued in the normal course of business and are not classified as debt. Because we currently have no liability for this financial assurance, it is not reflected in our consolidated balance sheets. However, we have recorded capping, closure and post-closure obligations and insurance reserves as they are incurred.
We own a 19.9% interest in a company that, among other activities, issues financial surety bonds to secure capping, closure and post-closure obligations for companies operating in the environmental services industry. We account for this investment using an alternative measurement approach. There have been no identified events or changes in circumstances that may have a significant adverse effect on the recoverability of this investment. This investee company and the parent company of the investee had written surety bonds for us relating primarily to our landfill operations for capping, closure and post-closure, of which $2.0 billion were outstanding as of December 31, 2025. Our reimbursement obligations under these bonds are secured by an indemnity agreement with the investee.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2025, based on the specified criteria.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing under the headings Proposal 1 - Election of Directors, Biographical Information Regarding Director Nominees, Board of Directors and Corporate Governance Matters, Delinquent Section 16(a) Reports and Executive Officers in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the material appearing under the headings Executive Compensation and Director Compensation in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the material appearing under the headings Security Ownership of Five Percent Shareholders and Security Ownership of the Board of Directors and Management in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
The following table sets forth certain information regarding equity compensation plans as of December 31, 2025 (number of securities in millions):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (b)	Weighted Average Exercise Price of Outstanding Options and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (d)
Equity compensation plans approved by security holders (a)	1	$201.33	28
Equity compensation plans not approved by security holders	—	—	—
Total	1	$201.33	28
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
(d)The shares remaining available for future issuances include approximately 10 million shares under our 2021 Stock Incentive Plan and approximately 2 million shares under our ESPP. No further awards will be granted under the Amended and Restated 2007 Stock Incentive Plan after December 31, 2020.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings Board of Directors and Corporate Governance Matters and Certain Relationships and Related Party Transactions in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the material appearing under the heading Audit and Related Fees in the Proxy Statement for the 2026 Annual Meeting of Shareholders.

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

3.3	Amended and Restated Bylaws of Republic Services, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated February 13, 2026).
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

4.5	Fourth Supplemental Indenture, dated as of May 9, 2011, to the Indenture dated as of September 8, 2009, by and among Republic Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.700% Notes due 2041 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 9, 2011).
4.6	Indenture, dated as of November 25, 2009, by and between Republic Services, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 25, 2009).
4.7	Third Supplemental Indenture, dated as of March 4, 2010, to the Indenture dated as of November 25, 2009, by and among Republic Services, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 6.20% Notes due 2040 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 4, 2010).
4.8	Restated Indenture, dated as of September 1, 1991, by and between Browning-Ferris Industries, Inc. and First City, Texas-Houston, National Association, as trustee (incorporated by reference to Exhibit 4.22 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).
4.9	First Supplemental Indenture, dated as of July 30, 1999, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.23 of Allied’s Registration Statement on Form S-4/A (No. 333-61744)).

Exhibit Number	Description
4.10	First [sic] Supplemental Indenture, dated as of December 31, 2004, to the Restated Indenture dated as of September 1, 1991, by and among Browning-Ferris Industries, Inc., BBCO, Inc. and JP Morgan Chase Bank, National Association as trustee (incorporated by reference to Exhibit 4.33 of Allied’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.11	Third Supplemental Indenture, dated as of December 5, 2008, to the Restated Indenture dated as of September 1, 1991, by and among Allied Waste Industries, Inc., Allied Waste North America, Inc., Browning-Ferris Industries, LLC (successor to Browning-Ferris Industries, Inc.), BBCO, Inc., Republic Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 10, 2008).
4.12	Fifth Supplemental Indenture, dated as of July 5, 2016, to the Indenture, dated as of November 25, 2009, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.900% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 5, 2016).
4.13	Sixth Supplemental Indenture, dated as of November 16, 2017, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2017).
4.14	Form of Browning-Ferris Industries, Inc. 7.4% Debentures due 2035 (incorporated by reference to Exhibit 4 of Browning-Ferris Industries, Inc.'s Current Report on Form 8-K dated September 15, 1995).
4.15	Seventh Supplemental Indenture, dated as of May 14, 2018, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 3.950% Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2018).
4.16
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.17	Ninth Supplemental Indenture, dated as of February 27, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.300% Notes due 2030 and the form of 3.050% Notes due 2050 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 21, 2020).
4.18	Tenth Supplemental Indenture, dated as of August 20, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 1.450% Notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 13, 2020).
4.19	Eleventh Supplemental Indenture, dated as of November 24, 2020, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 0.875% Notes due 2025 and the form of 1.750% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 2020).
4.20	Twelfth Supplemental Indenture, dated as of November 8, 2021, between Republic Services, Inc. and U.S. Bank National Association, as trustee, including the form of 2.375% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 4, 2021).
4.21	Form of Commercial Paper Dealer Agreement--4(a)(2) Program, dated as of May 25, 2022, between Republic Services, Inc. and the applicable dealer party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 1, 2022).
4.22	Thirteenth Supplemental Indenture, dated as of March 28, 2023, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 4.875% Notes due 2029 and form of 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 23, 2023).
4.23	Fourteenth Supplemental Indenture, dated as of December 12, 2023, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 5.000% Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 11, 2023).
4.24	Fifteenth Supplemental Indenture, dated as of June 25, 2024, between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, including the form of 5.000% Notes due 2029 and the form of 5.200% Notes due 2034 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 20, 2024).

Exhibit Number	Description
4.25	Second Amended and Restated Credit Agreement, dated as of July 26, 2024, by and among Republic Services, Inc., USE Canada Holdings, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 31, 2024).
4.26	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of April 2, 2025, by and among Republic Services, Inc., USE Canada Holdings, Inc., J.P. Morgan Securities LLC, as Sustainability Structuring Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
4.27	Sixteenth Supplemental Indenture to the Indenture between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 18, 2025).
10.1+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 1, 2011).
10.2+	Republic Services, Inc. Executive Incentive Plan, as amended and restated effective October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).
10.3+	Form of Employee Restricted Stock Unit Agreement under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.4+	Form of Non-Employee Director Restricted Stock Unit Agreement (annual vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.5+	Form of Non-Employee Director Restricted Stock Unit Agreement (3 year vesting) under the Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan (for awards on or after December 27, 2011) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 27, 2011).
10.6+	Republic Services, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2025 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.7+	Amendment No. 1 to the Republic Services, Inc. Deferred Compensation Plan, effective as of August 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.8+	Republic Services, Inc. Amended and Restated Executive Incentive Plan, effective February 4, 2014 (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on March 26, 2014).
10.9+	Republic Services, Inc. Executive Separation Policy, as amended as of February 8, 2023 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022).
10.10+	Republic Services, Inc. Amended and Restated 2007 Stock Incentive Plan effective May 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.11+	Offer Letter, dated July 25, 2016, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated February 16, 2017).
10.12+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Catharine D. Ellingsen and Republic Services, Inc. (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.13+	Republic Services, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018).
10.14+	Offer letter, dated May 29, 2020, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

Exhibit Number	Description
10.15+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Brian DelGhiaccio and Republic Services, Inc. (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.16+	Offer letter, dated March 26, 2021, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.17+	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective February 13, 2024, by and between Jon Vander Ark and Republic Services, Inc. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.18+	Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.19+	Form of Performance Share Agreement (Executive Officer) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.20+	Form of Performance Share Agreement (Other Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.21+	Form of Performance Share Agreement (Non-Executive Officer EVP) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.22+	Form of Employee Restricted Stock Unit Agreement (Senior Executive) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.23+	Form of Employee Restricted Stock Unit Agreement (Senior Executive, Cliff Vesting) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.24+	Form of Employee Restricted Stock Unit Agreement (Other Employees) under the Republic Services, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.25+	Non-Competition, Non-Solicitation, Confidentiality, and Arbitration Agreement, effective February 13, 2024, by and between Brian A. Bales and Republic Services, Inc. (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.26+	Offer Letter, dated August 18, 2023, by and between Gregg Brummer and Republic Services, Inc.(incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).
10.27+	Non-Competition, Non-Solicitation, Confidentiality and Arbitration Agreement, effective February 13, 2024, by and between Gregg Brummer and Republic Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).
10.28+	Amendment No. 1 to Republic Services, Inc. 2018 Employee Stock Purchase Plan, effective February 4, 2025 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.29+	Amendment No. 1 to Republic Services, Inc. 2021 Stock Incentive Plan, effective February 4, 2025 (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
19.2	Insider Trading Procedures (incorporated by reference to Exhibit 19.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
19.3	Republic Services Share Repurchase Policy (incorporated by reference to Exhibit 19.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.

Exhibit Number	Description
32.2**	Section 1350 Certification of Chief Financial Officer.
97+	Amended and Restated Clawback Policy, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	February 17, 2026	REPUBLIC SERVICES, INC.
		By:	/s/ JON VANDER ARK
Jon Vander Ark
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JON VANDER ARK	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026
Jon Vander Ark

/s/ BRIAN DELGHIACCIO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Brian DelGhiaccio

/s/ ELYSE M. CARLSEN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
Elyse M. Carlsen

/s/ MANUEL KADRE	Chairman of the Board of Directors	February 17, 2026
Manuel Kadre

/s/ IAN CRAIG	Director	February 17, 2026
Ian Craig

/s/ MICHAEL A. DUFFY	Director	February 17, 2026
Michael A. Duffy

/s/ THOMAS W. HANDLEY	Director	February 17, 2026
Thomas W. Handley

/s/ JENNIFER M. KIRK	Director	February 17, 2026
Jennifer M. Kirk

/s/ MICHAEL LARSON	Director	February 17, 2026
Michael Larson

/s/ N. THOMAS LINEBARGER	Director	February 17, 2026
N. Thomas Linebarger

/s/ MEG REYNOLDS	Director	February 17, 2026
Meg Reynolds

/s/ JAMES P. SNEE	Director	February 17, 2026
James P. Snee

/s/ BRIAN S. TYLER	Director	February 17, 2026
Brian S. Tyler

/s/ SANDRA M. VOLPE	Director	February 17, 2026
Sandra M. Volpe

/s/ KATHARINE B. WEYMOUTH	Director	February 17, 2026
Katharine B. Weymouth