Form 10-Q
period 2026-03-31
REPUBLIC SERVICES, INC.
filed 2026-05-08
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File Number: 1-14267
_________________________________________________________
REPUBLIC SERVICES, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware		65-0716904
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5353 East City North Drive		85054
Phoenix,	Arizona
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (480) 627-2700
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RSG	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2026, the registrant had outstanding 307,664,087 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 6,255,447).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118	$76
Accounts receivable, less allowance for doubtful accounts and other of $60 and $66, respectively	1,917	1,897
Prepaid expenses and other current assets	475	550
Total current assets	2,510	2,523
Restricted cash and marketable securities	292	259
Property and equipment, net	12,695	12,639
Goodwill	16,926	16,715
Other intangible assets, net	647	655
Other assets	1,530	1,575
Total assets	$34,600	$34,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,374
Notes payable and current maturities of long-term debt	547	596
Deferred revenue	480	496
Accrued landfill and environmental costs, current portion	159	148
Accrued interest	122	109
Other accrued liabilities	1,236	1,205
Total current liabilities	3,740	3,928
Long-term debt, net of current maturities	13,317	12,985
Accrued landfill and environmental costs, net of current portion	2,620	2,608
Deferred income taxes and other long-term tax liabilities, net	1,936	1,884
Insurance reserves, net of current portion	454	436
Other long-term liabilities	552	556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 314 and 313 issued including shares held in treasury, respectively	3	3
Additional paid-in capital	1,851	1,833
Retained earnings	11,493	11,161
Treasury stock, at cost; 6 and 5 shares, respectively	(1,336)	(1,000)
Accumulated other comprehensive loss, net of tax	(31)	(29)
Total Republic Services, Inc. stockholders’ equity	11,980	11,968
Non-controlling interests in consolidated subsidiary	1	1
Total stockholders’ equity	11,981	11,969
Total liabilities and stockholders’ equity	$34,600	$34,366
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$4,113	$4,009
Expenses:
Cost of operations	2,366	2,314
Depreciation, depletion and amortization	461	434
Accretion	30	28
Selling, general and administrative	425	427
Restructuring charges	2	4
Gain on business divestitures and impairments, net	(1)	(2)
Operating income	830	804
Interest expense	(151)	(140)
Loss from unconsolidated equity method investments	(52)	(12)
Interest income	2	2
Other income, net	27	11
Income before income taxes	656	665
Provision for income taxes	131	170
Net income	525	495
Net income attributable to non-controlling interests in consolidated subsidiary	—	—
Net income attributable to Republic Services, Inc.	$525	$495
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.70	$1.58
Weighted average common shares outstanding	309.1	313.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.70	$1.58
Weighted average common and common equivalent shares outstanding	309.3	313.3
Cash dividends per common share	$0.625	$0.580

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$525	$495
Other comprehensive loss, net of tax	(2)	(5)
Comprehensive income	523	490
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive income attributable to Republic Services, Inc.	$523	$490

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2025	313	$3	$1,833	$11,161	(5)	$(1,000)	$(29)	$1	$11,969
Net income	—	—	—	525	—	—	—	—	525
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Cash dividends declared	—	—	—	(192)	—	—	—	—	(192)
Issuances of common stock	1	—	5	—	—	(19)	—	—	(14)
Stock-based compensation	—	—	13	(1)	—	—	—	—	12
Purchase of common stock for treasury	—	—	—	—	(1)	(317)	—	—	(317)
Balance as of March 31, 2026	314	3	1,851	11,493	(6)	(1,336)	(31)	1	11,981

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2024	313	$3	$1,767	$9,774	(1)	$(113)	$(26)	$2	$11,407
Net income	—	—	—	495	—	—	—	—	495
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Cash dividends declared	—	—	—	(181)	—	—	—	—	(181)
Issuances of common stock	—	—	3	—	—	(22)	—	—	(19)
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	—	(45)	—	—	(45)
Balance as of March 31, 2025	313	3	1,784	10,087	(1)	(180)	(31)	2	11,665
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31
	2026	2025
Cash provided by operating activities:
Net income	$525	$495
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	491	462
Non-cash interest expense	21	18
Deferred tax provision	33	1
Loss from unconsolidated equity method investments	52	12
Other non-cash items	22	18
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(25)	(18)
Prepaid expenses and other assets	49	90
Accounts payable	49	(42)
Capping, closure and post-closure expenditures	(9)	(8)
Remediation expenditures	(11)	(9)
Other liabilities	30	6
Cash provided by operating activities	1,227	1,025
Cash used in investing activities:
Purchases of property and equipment	(476)	(459)
Proceeds from sales of property and equipment	3	3
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(437)	(834)
Cash received from business divestitures	1	3
Other	(1)	(1)
Cash used in investing activities	(910)	(1,288)
Cash (used in) provided by financing activities:
Proceeds from credit facilities and notes payable, net of fees	15,310	11,372
Proceeds from issuance of senior notes, net of discount and fees	—	1,186
Payments of credit facilities and notes payable	(15,035)	(12,018)
Issuances of common stock, net	(14)	(19)
Purchases of common stock for treasury	(292)	(55)
Cash dividends paid	(193)	(181)
Contingent consideration payments	(14)	(1)
Cash (used in) provided by financing activities	(238)	284
Effect of foreign exchange rate changes on cash	(1)	—
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	78	21
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	249	203
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$327	$224
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

New Accounting Pronouncements
Accounting Standards Adopted
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2025‑05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025‑05), which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the amendments in this update provide entities with a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 and elected this practical expedient on January 1, 2026. The election of this practical expedient did not have a material impact on our consolidated financial statements.
Accounting Standards Updates Issued but not yet Adopted
Codification Improvements
In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements: The amendments from this ASU address a range of accounting topics and clarify or make minor improvements to the existing codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Narrow-Scope Improvements
In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This guidance clarifies interim disclosure requirements and the applicability of Topic 270, resulting in a comprehensive list of interim disclosures required by GAAP and a disclosure principle for disclosing material events since the last reporting period. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently assessing the effect this guidance may have on our consolidated financial statements.
Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU adds guidance to Accounting Standards Codification (ASC) 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including International Accounting Standards (IAS) 20 or ASC 958-605, when accounting for government grants. This ASU will be effective for annual and interim periods in fiscal years beginning after December 15, 2028. We are currently assessing the effect this guidance may have on our consolidated financial statements.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the three months ended March 31, 2026 and 2025. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2026	2025
Purchase price:
Cash used in acquisitions, net of cash acquired of $— and $7, respectively	$429	$819
Holdbacks	4	7
Total	$433	$826
Allocated as follows:
Accounts receivable	$7	$27
Property and equipment	206	124
Other assets	1	14
Accounts payable	(1)	(5)
Accrued landfill and environmental costs	(10)	(12)
Other liabilities	(6)	(28)
Fair value of tangible assets acquired and liabilities assumed	197	120
Excess purchase price to be allocated	$236	$706
Excess purchase price allocated as follows:
Other intangible assets	$18	$108
Goodwill	218	598
Total allocated	$236	$706
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during the three months ended March 31, 2026, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes.
These acquisitions are not material to the Company's results of operations, individually or in the aggregate. As a result, no pro forma financial information is provided.
In February 2026, we acquired certain assets and assumed certain liabilities from Hamm, LLC, N.R. Hamm Quarry, LLC, N.R. Hamm Contractor, LLC, and Cornejo & Sons, LLC constituting a vertically-integrated recycling and waste business located in Kansas. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to certain tangible assets acquired as well as certain landfill and environmental liabilities assumed, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our valuations to be substantially complete by the end of 2026.
In May 2026, we acquired the equity interests of Robinson Waste Holdings Group, LLC (Robinson). Robinson's vertically integrated recycling and waste services operations are located in Utah and complement Republic's existing core competencies and expertise in the environmental services industry.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Investments
We invest in non-controlling equity interests in certain limited liability companies that qualify for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value ("HLBV") method. During the three months ended March 31, 2026 and 2025, we decreased the carrying value of these investments by $43 million and $8 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provision reflects a benefit of approximately $37 million for the three months ended March 31, 2026, due to tax credits net of nondeductible items, related to these investments. No benefit was recognized in our tax provision for the three months ended March 31, 2025. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at our landfills across the United States. Certain of these investments qualified for investment tax credits under Section 48 of the Internal Revenue Code. As of March 31, 2026 and December 31, 2025, our carrying value in the joint venture was approximately $312 million and $314 million, respectively. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in Blue Polymers, LLC, a joint venture with Ravago, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and producing custom blended pellets for food-grade and non-food-grade packaging. As of March 31, 2026 and December 31, 2025, our carrying value in the joint venture was $95 million and $101 million, respectively. This investment is an unconsolidated VIE for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to date.
These investments were recorded as other assets in our unaudited consolidated balance sheet as of March 31, 2026.
Restructuring Charges
During the three months ended March 31, 2026 and 2025, we incurred restructuring charges of $2 million and $4 million, respectively. The charges related to the design and implementation of our new accounts receivable system. During the three months ended March 31, 2026 and 2025, we paid $4 million and $3 million, respectively, related to these restructuring efforts.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2025	Acquisitions	Divestitures	Adjustments and Other	Balance as of March 31, 2026
Group 1	$7,573	$137	$—	$—	$7,710
Group 2	6,597	56	—	(7)	6,646
Group 3	2,545	25	—	—	2,570
Total	$16,715	$218	$—	$(7)	$16,926
Other Intangible Assets, Net
Other intangible assets, net, is primarily comprised of values assigned to customer relationships, which are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2025	Acquisitions	Adjustments and Other	Balance as of March 31, 2026	Balance as of December 31, 2025	Additions Charged to Expense	Adjustments and Other	Balance as of March 31, 2026	Other Intangible Assets, Net as of March 31, 2026
Customer relationships	$881	$17	$(3)	$895	$(289)	$(21)	$—	$(310)	$585
Other intangible assets	84	1	—	85	(21)	(2)	—	(23)	62
Total	$965	$18	$(3)	$980	$(310)	$(23)	$—	$(333)	$647

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 follows:

	2026	2025
Parts and supplies	$114	$106
Prepaid expenses	108	131
Income taxes receivable	89	146
Other non-trade receivables	77	94
Reinsurance receivable	31	32
Other	56	41
Total	$475	$550
Other Assets
A summary of other assets as of March 31, 2026 and December 31, 2025 follows:

	2026	2025
Investments	$769	$815
Operating right-of-use lease assets	207	208
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	164	159
Deferred compensation plan	140	143
Reinsurance receivable, net of current	89	90
Deferred contract costs and sales commissions	78	81
Derivative and hedging assets	36	32
Other	47	47
Total	$1,530	$1,575
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of March 31, 2026 and December 31, 2025 follows:

	2026	2025
Accrued payroll and benefits	$286	$313
Insurance reserves, current	253	251
Accrued fees and taxes	227	214
Accrued dividends	192	193
Operating right-of-use lease liabilities, current	49	48
Accrued professional fees and legal settlement reserves	34	32
Ceded insurance reserves, current	31	32
Contingent purchase price and acquisition holdbacks	14	25
Other	150	97
Total	$1,236	$1,205

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Long-Term Liabilities
A summary of other long-term liabilities as of March 31, 2026 and December 31, 2025 follows:

	2026	2025
Operating right-of-use lease liabilities	$174	$177
Deferred compensation plan liability	128	125
Ceded insurance reserves	89	90
Contingent purchase price and acquisition holdbacks	58	59
Derivative and hedging liabilities	49	46
Withdrawal liability - multiemployer pension funds	20	20
Other	34	39
Total	$552	$556
6. LANDFILL AND ENVIRONMENTAL COSTS
As of March 31, 2026, we owned or operated 209 active landfills, and we had post-closure responsibility for 124 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental liabilities as of March 31, 2026 and December 31, 2025 follows:

	2026	2025
Landfill final capping, closure and post-closure liabilities	$2,339	$2,313
Environmental remediation	440	443
Total accrued landfill and environmental costs	2,779	2,756
Less: current portion	(159)	(148)
Long-term portion	$2,620	$2,608
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the three months ended March 31, 2026 and 2025:

	2026	2025
Asset retirement obligation liabilities, beginning of year	$2,313	$2,144
Non-cash additions	15	17
Acquisitions, net of divestitures and other adjustments	7	—
Asset retirement obligation adjustments	(17)	—
Payments	(9)	(8)
Accretion expense	30	28
Asset retirement obligation liabilities, end of period	2,339	2,181
Less: current portion	(97)	(97)
Long-term portion	$2,242	$2,084
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of March 31, 2026 would be approximately $276 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
The following table summarizes the activity in our environmental remediation liabilities for the three months ended March 31, 2026 and 2025:

	2026	2025
Environmental remediation liabilities, beginning of year	$443	$447
Payments	(11)	(9)
Accretion expense (non-cash interest expense)	4	5
Acquisitions, net of divestitures and other adjustments	4	12
Environmental remediation liabilities, end of period	440	455
Less: current portion	(62)	(62)
Long-term portion	$378	$393
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of March 31, 2026 and December 31, 2025 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		March 31, 2026			December 31, 2025
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$50	$—	$50	$—	$—	$—
The Credit Facility	Variable	188	—	188	425	—	425
Commercial Paper	Variable	1,422	(1)	1,421	1,000	(1)	999
Senior notes:
July 2026	2.900	500	—	500	500	—	500
November 2027	3.375	650	(1)	649	650	(1)	649
May 2028	3.950	800	(5)	795	800	(5)	795
April 2029	4.875	750	(4)	746	750	(5)	745
November 2029	5.000	400	(3)	397	400	(3)	397
March 2030	2.300	600	(3)	597	600	(3)	597
July 2030	4.750	500	(5)	495	500	(5)	495
February 2031	1.450	650	(4)	646	650	(5)	645
February 2032	1.750	750	(4)	746	750	(4)	746
March 2033	2.375	700	(5)	695	700	(5)	695
December 2033	5.000	650	(8)	642	650	(8)	642
April 2034	5.000	800	(9)	791	800	(9)	791
November 2034	5.200	500	(5)	495	500	(5)	495
March 2035	6.086	182	(10)	172	182	(10)	172
March 2035	5.150	700	(10)	690	700	(10)	690
March 2040	6.200	400	(3)	397	400	(3)	397
May 2041	5.700	386	(5)	381	386	(5)	381
March 2050	3.050	400	(6)	394	400	(7)	393
Debentures:
September 2035	7.400	148	(26)	122	148	(26)	122
Tax-exempt:
2026 - 2056	2.550 - 3.450	1,422	(10)	1,412	1,378	(9)	1,369
Finance leases and other:
2026 - 2063	1.726 - 9.750	443	—	443	441	—	441
Total Debt		$13,991	$(127)	13,864	$13,710	$(129)	13,581
Less: current portion				(547)			(596)
Long-term portion				$13,317			$12,985

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2026, we had $50 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2025, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate (all as defined in the Credit Facility agreement) plus a current applicable margin of 0.805% based on our Debt Ratings. As of March 31, 2026 and December 31, 2025, C$261 million and C$204 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $188 million and $425 million outstanding under the Credit Facility as of March 31, 2026 and December 31, 2025, respectively. We had $315 million and $319 million of letters of credit outstanding under the Credit Facility as of March 31, 2026 and December 31, 2025, respectively. We also had $1.4 billion and $1.0 billion of principal borrowings outstanding under our commercial paper program as of March 31, 2026 and December 31, 2025, respectively. As a result, availability under the Credit Facility was $1.6 billion and $1.8 billion as of March 31, 2026 and December 31, 2025, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of March 31, 2026 was 4.069%. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%.
We had $1.4 billion and $1.0 billion principal value of commercial paper issued and outstanding under the program as of March 31, 2026 and December 31, 2025, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

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
Tax-Exempt Financings
As of both March 31, 2026 and December 31, 2025, we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2056 and 2026 to 2054, respectively.
In March 2026, the California Municipal Finance Authority issued, for our benefit, $100 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California, of which $81 million had been incurred and reimbursed to us as of March 31, 2026. As of March 31, 2026, we had $292 million of restricted cash and marketable securities, of which $19 million represented proceeds from the issuance of the tax-exempt bonds.
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Finance Leases and Other
As of March 31, 2026 and December 31, 2025, we had finance leases and other liabilities of $443 million and $441 million, respectively, with maturities ranging from 2026 to 2063 for both periods, respectively.
As of March 31, 2026 and December 31, 2025, finance leases and other included $154 million and $148 million, respectively, related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2026 and 2025 was 19.9% and 25.6%, respectively.
Our effective tax rate for the three months ended March 31, 2026 reflects a benefit of $37 million due to our investments in renewable energy assets and $3 million due to investments in renewable natural gas projects and electric vehicle infrastructure.
Our effective tax rate for the three months ended March 31, 2025 reflects a benefit of $2 million due to investments in renewable natural gas projects and commercial electric vehicles.
For the three months ended March 31, 2026 and 2025, net cash paid for income taxes was $4 million and $2 million, respectively.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $50 million available as of March 31, 2026. These state net operating loss carryforwards expire at various times between 2027 and 2046. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of March 31, 2026, we have provided a valuation allowance of $40 million.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of March 31, 2026, we accrued a liability for penalties of $3 million and a liability for interest (including interest on penalties) of $5 million related to our uncertain tax positions.
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
Share repurchase activity during the three months ended March 31, 2026 and 2025 follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Number of shares repurchased	1.3	0.3
Amount paid	$292	$55
Weighted average cost per share	$218.22	$201.40
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be purchased under the plans or programs exclude a 1% excise tax.
As of March 31, 2026, there were less than 1 million repurchased shares pending settlement, resulting in an associated $22 million of share repurchases unpaid and included within other accrued liabilities. As of March 31, 2025, there were no repurchased shares pending settlement. As of March 31, 2026, the remaining authorized purchase capacity under our October 2023 repurchase program was $1.4 billion.
Dividends
In February 2026, our Board of Directors approved a quarterly dividend of $0.625 per share. Cash dividends declared were $192 million for the three months ended March 31, 2026. As of March 31, 2026, we recorded a quarterly dividend payable of $192 million to shareholders of record at the close of business on April 2, 2026.

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
Earnings per share for the three months ended March 31, 2026 and 2025 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$525,259	$494,996
Weighted average common shares outstanding	309,089	312,967
Basic earnings per share	$1.70	$1.58
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$525,259	$494,996
Weighted average common shares outstanding	309,089	312,967
Effect of dilutive securities:
Unvested RSU awards	46	108
Unvested PSU awards	138	202
Weighted average common and common equivalent shares outstanding	309,273	313,277
Diluted earnings per share	$1.70	$1.58
10. FINANCIAL INSTRUMENTS
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of March 31, 2026 and December 31, 2025, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	March 31, 2026
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$77	$77	$77	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	94	94	—	94	—
Derivative and hedging assets - other assets, prepaid expenses and other current assets	36	36	—	36	—
Total assets	$207	$207	$77	$130	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$49	$49	$—	$49	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63	63	—	—	63
Total liabilities	$112	$112	$—	$49	$63

	December 31, 2025
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$75	$75	$75	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	97	97	—	97	—
Derivative and hedging assets - other assets, prepaid expenses and other current assets	32	32	—	32	—
Total assets	$204	$204	$75	$129	$—
Liabilities:
Derivative and hedging liabilities - other accrued liabilities and other long-term liabilities	$46	$46	$—	$46	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63	63	—	—	63
Total liabilities	$109	$109	$—	$46	$63
Total Debt
As of March 31, 2026 and December 31, 2025, the carrying value of our total debt was $13.9 billion and $13.6 billion, respectively, and the fair value of our total debt was $13.6 billion and $13.5 billion, respectively. The estimated fair value of our fixed rate senior notes, debentures and certain tax-exempt financings is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of March 31, 2026 and December 31, 2025. See Note 7, Debt, for further information related to our debt.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. SEGMENT REPORTING
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
Summarized financial information concerning our reportable segments for the three months ended March 31, 2026 and 2025 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended March 31, 2026
Gross revenue	$2,202	$1,995	$4,197	$407	$95	$4,699
Intercompany revenue	(318)	(254)	(572)	(9)	(5)	(586)
Revenue allocations	44	39	83	7	(90)	—
Net revenue	1,928	1,780	3,708	405	—	4,113
Cost of operations	1,068	1,032	2,100	266	—	2,366
Selling, general and administrative	191	173	364	61	—	425
Adjusted EBITDA	$669	$575	$1,244	$78	$—	$1,322
Capital expenditures	$276	$153	$429	$29	$18	$476
Total assets	$14,716	$11,646	$26,362	$5,241	$2,997	$34,600

Three Months Ended March 31, 2025
Gross revenue	$2,064	$1,977	$4,041	$454	$98	$4,593
Intercompany revenue	(304)	(249)	(553)	(13)	(18)	(584)
Revenue allocations	37	35	72	8	(80)	—
Net revenue	1,797	1,763	3,560	449	—	4,009
Cost of operations	1,012	1,016	2,028	286	—	2,314
Selling, general and administrative	187	170	357	70	—	427
Adjusted EBITDA	$598	$577	$1,175	$93	$—	$1,268
Capital expenditures	$158	$96	$254	$35	$170	$459
Total assets	$14,007	$11,301	$25,308	$5,129	$2,666	$33,103
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
Intercompany revenue reflects transactions within and between segments. Capital expenditures for Corporate entities and other

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

for the three months ended March 31, 2026 largely included investments in our digital platforms. Capital expenditures for Corporate entities and other for the three months ended March 31, 2025 primarily included vehicle inventory acquired but not yet assigned to operating locations and facilities.
As presented in the table below, Adjusted EBITDA reflects certain adjustments for loss from unconsolidated equity method investments, restructuring charges, and gain on business divestitures and impairments, net. This presentation is consistent with how our CODM reviews our results of operations to make resource allocation decisions.
A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to income before income taxes in the Consolidated Statements of Net Income is as follows:

	Three Months Ended March 31
	2026	2025
Group 1 Adjusted EBITDA	$669	$598
Group 2 Adjusted EBITDA	575	577
Group 3 Adjusted EBITDA	78	93
Total Adjusted EBITDA	1,322	1,268
Other income, net	(27)	(11)
Interest income	(2)	(2)
Interest expense	151	140
Depreciation, depletion and amortization	461	434
Accretion	30	28
Loss from unconsolidated equity method investment	52	12
Restructuring charges	2	4
Gain on business divestitures and impairments, net	(1)	(2)
Income before income taxes	$656	$665

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three months ended March 31, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2026		2025
Collection:
Residential	$747	18.2%	$743	18.6%
Small-container	1,306	31.8	1,243	31.0
Large-container	768	18.7	739	18.4
Other	17	0.4	18	0.4
Total collection	2,838	69.1	2,743	68.4
Transfer	440		424
Less: intercompany	(240)		(236)
Transfer, net	200	4.9	188	4.7
Landfill	764		723
Less: intercompany	(311)		(302)
Landfill, net	453	11.0	421	10.5
Environmental solutions	417		466
Less: intercompany	(12)		(17)
Environmental solutions, net	405	9.8	449	11.2
Other:
Recycling processing and commodity sales	112	2.7	108	2.7
Other non-core	105	2.5	100	2.5
Total other	217	5.2	208	5.2
Total revenue	$4,113	100.0%	$4,009	100.0%
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
See Note 11, Segment Reporting, for additional information regarding revenue by reportable segment.
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
Environmental solutions revenue is primarily generated from the fees we charge for the collection, treatment, consolidation, disposal and recycling of hazardous and non-hazardous waste, field and industrial services, equipment rental, emergency response and standby services and in-plant services, such as transportation and logistics, including at our treatment, storage and disposal facilities (TSDF). Activity for this service line varies across markets and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized is variable in nature and primarily based on the

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

volume and type of waste accepted or processed during the period. For certain field and industrial services contracts, we have a right to consideration from our customers in an amount that corresponds directly with the value to the customer of the Company's performance completed to date. Therefore, we have applied the practical expedient to recognize revenue for the amount to which we have the right to invoice.
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
Substantially all of the deferred revenue recognized as of December 31, 2025 was recognized as revenue during the three months ended March 31, 2026 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. For the periods ended March 31, 2026 and December 31, 2025, we recognized $78 million and $81 million, respectively, of deferred contract costs and capitalized sales commissions.
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
The following table reflects the activity in our allowance for doubtful accounts for the three months ended March 31, 2026 and 2025:

	2026	2025
Balance at beginning of year	$66	$74
Additions charged to expense	12	10
Accounts written-off	(18)	(17)
Balance at end of period	$60	$67
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
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of March 31, 2026, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows are reconciled as follows:

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$118	$76	$83	$74
Restricted cash and marketable securities	292	259	222	208
Less: restricted marketable securities	(83)	(86)	(81)	(79)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$327	$249	$224	$203
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
The following table summarizes our restricted cash and marketable securities:

	March 31, 2026	December 31, 2025
Financing proceeds	$19	$—
Capping, closure and post-closure obligations	69	67
Insurance	204	192
Total restricted cash and marketable securities	$292	$259
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “guidance,” “expect,” “will,” “may,” “anticipate,” “plan,” “estimate,” “project,” “intend,” “should,” “can,” “likely,” “could,” “outlook” and similar expressions are intended to identify forward-looking statements. In particular, information appearing in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements include information about our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to risk and uncertainties that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may not prove to be correct. Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are the impacts of the overall global economy and changing interest rates, impacts from international trade restrictions and tariffs, our ability to effectively integrate and manage companies we acquire, and to realize the anticipated benefits of any such acquisitions, the impact of prolonged work stoppages or other labor disruptions, the amount of the financial contribution of our sustainability initiatives, acts of war, riots or terrorism, and the impact of these acts on economic, financial and social conditions in the United States and Canada, as well as our dependence on large, long-term collection, transfer and disposal contracts. More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2025, particularly under Part 1, Item 1A - Risk Factors. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, or to assess the impact such risk factors might have on our business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of March 31, 2026, we operated across the United States and Canada through 381 collection operations, 258 transfer stations, 81 recycling centers, 209 active landfills, 2 treatment, recovery and disposal facilities, 24 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 15 deep injection wells, 10 industrial wastewater treatment facilities and 2 polymer centers. We are engaged in 85 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 124 closed landfills as of March 31, 2026.
Revenue for the three months ended March 31, 2026 increased by 2.6% to $4,113 million compared to $4,009 million for the same period in 2025. This change in revenue is due to increases in average yield of 3.4%, increased revenue from acquisitions, net of divestitures of 1.1% and increased fuel recovery fees of 0.2%. These increases were partially offset by a decrease in environmental solutions revenue of 1.3% and a decrease in volume of 0.8%.

The following table summarizes our revenue, expenses and operating income for the three months ended March 31, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2026		2025
Revenue	$4,113	100.0%	$4,009	100.0%
Expenses:
Cost of operations	2,366	57.5	2,314	57.7
Depreciation, depletion and amortization of property and equipment	403	9.8	389	9.7
Amortization of other intangible assets	23	0.6	21	0.5
Amortization of other assets	35	0.9	24	0.6
Accretion	30	0.7	28	0.7
Selling, general and administrative	425	10.3	427	10.7
Restructuring charges	2	—	4	—
Gain on business divestitures and impairments, net	(1)	—	(2)	—
Operating income	$830	20.2%	$804	20.1%
Our pre-tax income was $656 million for the three months ended March 31, 2026, compared to $665 million for the same period in 2025. Our net income attributable to Republic Services, Inc. was $525 million for the three months ended March 31, 2026, or $1.70 per diluted share, compared to $495 million, or $1.58 per diluted share, for the same period in 2025.
During each of the three months ended March 31, 2026 and 2025, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$656	$131	$525	$1.70	$665	$170	$495	$1.58
Restructuring charges(2)	2	—	2	—	4	1	3	0.01
Gain on business divestitures and impairments, net(2)	(1)	—	(1)	—	(2)	—	(2)	(0.01)
Total adjustments	1	—	1	—	2	1	1	—
As adjusted	$657	$131	$526	$1.70	$667	$171	$496	$1.58
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the three months ended March 31, 2026.
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
Restructuring charges. During the three months ended March 31, 2026 and 2025, we incurred restructuring charges of $2 million and $4 million, respectively. The charges related to the design and implementation of our new accounts receivable system. During the three months ended March 31, 2026 and 2025, we paid $4 million and $3 million, respectively, related to these restructuring efforts.
During the remainder of 2026, we expect to incur additional restructuring charges of approximately $20 million, related primarily to the continuing design and implementation of our new accounts receivable system. Substantially all of these restructuring charges will be recorded in Corporate entities and other.

Gain on business divestitures and impairments, net. During the three months ended March 31, 2026 and 2025, we recorded a net gain on business divestitures and impairments of $1 million and $2 million, respectively.
Results of Operations
Revenue
We generate revenue by providing environmental services to our customers, including the collection and processing of recyclable materials, the collection, treatment, consolidation, transfer and disposal of hazardous and non-hazardous waste and other environmental solutions. Our residential, small-container and large-container collection operations in some markets are based on long-term contracts with municipalities. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index. We generally provide small-container and large-container collection services to customers under contracts with terms up to three years. Our transfer stations and landfills generate revenue from disposal or tipping fees charged to third parties. Our recycling centers generate revenue from tipping fees charged to third parties and the sale of recycled commodities. Our revenue from environmental solutions is primarily generated by (1) fees we charge for the collection, treatment, transfer and disposal of hazardous and non-hazardous waste, (2) field and industrial services, (3) equipment rental, (4) emergency response and standby services, (5) in-plant services, such as transportation and logistics, including at our TSDFs and (6) in-plant services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical, steel and automotive plants and other governmental, commercial and industrial facilities. Other non-core revenue consists primarily of revenue from National Accounts, which represents the portion of revenue generated from nationwide or regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Consequently, substantially all of this revenue is offset with related subcontract costs, which are recorded in cost of operations. The following table reflects our revenue by service line for the three months ended March 31, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2026		2025
Collection:
Residential	$747	18.2%	$743	18.6%
Small-container	1,306	31.8	1,243	31.0
Large-container	768	18.7	739	18.4
Other	17	0.4	18	0.4
Total collection	2,838	69.1	2,743	68.4
Transfer	440		424
Less: intercompany	(240)		(236)
Transfer, net	200	4.9	188	4.7
Landfill	764		723
Less: intercompany	(311)		(302)
Landfill, net	453	11.0	421	10.5
Environmental solutions	417		466
Less: intercompany	(12)		(17)
Environmental solutions, net	405	9.8	449	11.2
Other:
Recycling processing and commodity sales	112	2.7	108	2.7
Other non-core	105	2.5	100	2.5
Total other	217	5.2	208	5.2
Total revenue	$4,113	100.0%	$4,009	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Average yield	3.4%	4.5%
Fuel recovery fees	0.2	(0.4)
Total price	3.6	4.1
Volume	(0.8)	(1.2)
Change in workdays	—	(0.5)
Recycling processing and commodity sales	—	0.3
Environmental solutions	(1.3)	0.2
Total internal growth	1.5	2.9
Acquisitions / divestitures, net	1.1	0.9
Total	2.6%	3.8%

Core price	5.7%	6.1%
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
The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	As a % of Related Business
Core price	6.8%	7.3%
Average yield	4.1%	5.4%
Volume	(1.0)%	(1.5)%
During the three months ended March 31, 2026, we experienced the following changes in our revenue as compared to the same period in 2025:
•Average yield increased revenue by 3.4% for the three months ended March 31, 2026 due to positive pricing changes in all lines of business.
•The fuel recovery fee program, which mitigates our exposure to increases in fuel prices, increased revenue by 0.2% for the three months ended March 31, 2026, due to an increase in fuel prices compared to the same period in 2025.
•Volume decreased revenue by 0.8% during the three months ended March 31, 2026, primarily due to a decrease in volume in our collection lines of business. The decline in revenue in our large-container collection line of business was primarily driven by a slowing in construction-related activity and certain manufacturing end markets. The decline in our residential and small-container collection lines of business is primarily attributable to certain municipal contract losses and broker-related business.
The decrease in overall volume during the three months ended March 31, 2026 was partially offset by an increase in solid waste and special waste volumes in our landfill line of business. The increase in overall landfill volumes was partially offset by a decline in construction and demolition volumes, which was primarily related to non-recurring Hurricane Helene recovery efforts in 2025.
•There was no net change to revenue as a result of recycling processing and commodity sales during the three months ended March 31, 2026. For the three months ended March 31, 2026, volume increased at our Polymer Centers and from acquisitions. The volume increase was offset by a decrease in overall commodity prices compared to the same period in 2025. The average price for recycled commodities at our recycling centers, excluding glass and organics, for the three months ended March 31, 2026 was $120 per ton compared to $155 per ton for the same period in 2025.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
•Environmental solutions decreased revenue by 1.3% during the three months ended March 31, 2026, primarily due to a decline in emergency response activity.
•Acquisitions, net of divestitures, increased revenue by 1.1% during the three months ended March 31, 2026, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three months ended March 31, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2026		2025
Labor and related benefits	$831	20.2%	$818	20.4%
Transfer and disposal costs	257	6.3	253	6.3
Maintenance and repairs	361	8.8	359	9.0
Transportation and subcontract costs	293	7.1	292	7.3
Fuel	124	3.0	114	2.8
Disposal fees and taxes	84	2.0	83	2.1
Landfill operating costs	92	2.2	90	2.2
Risk management	103	2.5	104	2.6
Other	221	5.4	201	5.0
Total cost of operations	$2,366	57.5%	$2,314	57.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three months ended March 31, 2026 and 2025 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases as well as acquisition related growth, partially offset by lower collection volumes.
•Transfer and disposal costs increased in aggregate dollars primarily due to an increase in disposal rates.
During the three months ended March 31, 2026 and 2025, approximately 68% and 67%, respectively, of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Our fuel costs increased during the three months ended March 31, 2026, primarily due to an increase in the average diesel fuel price per gallon. The national average diesel fuel price per gallon for the three months ended March 31, 2026 and 2025 was $4.12 and $3.63, respectively.

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
•Other costs of operations increased due to increased occupancy and facility related expenses as well as a favorable non-recurring insurance recovery recognized during 2025 that did not repeat in 2026.
Depreciation, Depletion and Amortization of Property and Equipment
The following table summarizes depreciation, depletion and amortization of property and equipment for the three months ended March 31, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2026		2025
Depreciation and amortization of property and equipment	$279	6.8%	$260	6.5%
Landfill depletion and amortization	124	3.0	129	3.2
Depreciation, depletion and amortization expense	$403	9.8%	$389	9.7%
Depreciation and amortization of property and equipment increased for the three months ended March 31, 2026, largely due to an increased investment in trucks and the supporting infrastructure as well as the addition of assets through acquisitions.
Landfill depletion and amortization expense decreased for the three months ended March 31, 2026, primarily due to recognition of certain favorable amortization adjustments related to our asset retirement obligations, partially offset by increased volumes and a higher overall depletion rate.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships. Expenses for amortization of other intangible assets were $23 million, or 0.6% of revenue, for the three months ended March 31, 2026, compared to $21 million, or 0.5% of revenue, for the same period in 2025. Amortization expense increased due to assets added through acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $35 million, or 0.9% of revenue, for the three months ended March 31, 2026, compared to $24 million, or 0.6% of revenue, for the same period in 2025.
Accretion Expense
Accretion expense was $30 million, or 0.7% of revenue, for the three months ended March 31, 2026, compared to $28 million, or 0.7% of revenue, for the same period in 2025.
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
The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended March 31,
	2026		2025
Salaries and related benefits	$301	7.3%	$293	7.3%
Provision for doubtful accounts	12	0.3	10	0.3
Other	112	2.7	124	3.1
Total selling, general and administrative expenses	$425	10.3%	$427	10.7%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.

The most significant items affecting our selling, general and administrative expenses during the three months ended March 31, 2026 and 2025 are summarized below:
•Salaries and related benefits increased primarily due to higher wages and benefits resulting from annual merit increases as well as acquisition-related growth.
•Other selling, general and administrative expenses decreased during the three months ended March 31, 2026 primarily due to a favorable legal settlement recognized during the period.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three months ended March 31, 2026 and 2025, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Gain on business divestitures and impairments, net
For additional information on Gain on business divestitures and impairments, net incurred during the three months ended March 31, 2026 and 2025, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Interest expense on debt	$131	$124
Non-cash interest	21	18
Less: capitalized interest	(1)	(2)
Total interest expense	$151	$140
Total interest expense for the three months ended March 31, 2026 increased primarily due to a higher overall debt balance, partially offset by lower interest rates on our debt compared to the same period in 2025.
For the three months ended March 31, 2026 and 2025, cash paid for interest was $117 million and $105 million, respectively.
As of March 31, 2026, we had $2.8 billion of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $28 million.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three months ended March 31, 2026 and 2025 was 19.9% and 25.6%, respectively.
Our effective tax rate for the three months ended March 31, 2026 reflects a benefit of $37 million due to our investments in renewable energy assets and $3 million due to investments in renewable natural gas projects and electric vehicle infrastructure.
Our effective tax rate for the three months ended March 31, 2025 reflects a benefit of $2 million due to investments in renewable natural gas projects and commercial electric vehicles.
For the three months ended March 31, 2026 and 2025, net cash paid for income taxes was $4 million and $2 million, respectively.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Cost of operations and selling, general and administrative are significant segment expenses used in the evaluation. Summarized financial information regarding our reportable segments for the three months ended March 31, 2026 and 2025 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 11, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended March 31, 2026
Gross revenue	$2,202	$1,995	$4,197	$407	$95	$4,699
Intercompany revenue	(318)	(254)	(572)	(9)	(5)	(586)
Revenue allocations	44	39	83	7	(90)	—
Net revenue	1,928	1,780	3,708	405	—	4,113
Cost of operations	1,068	1,032	2,100	266	—	2,366
Selling, general and administrative	191	173	364	61	—	425
Adjusted EBITDA	$669	$575	$1,244	$78	$—	$1,322
Capital expenditures	$276	$153	$429	$29	$18	$476
Total assets	$14,716	$11,646	$26,362	$5,241	$2,997	$34,600

Three Months Ended March 31, 2025
Gross revenue	$2,064	$1,977	$4,041	$454	$98	$4,593
Intercompany revenue	(304)	(249)	(553)	(13)	(18)	(584)
Revenue allocations	37	35	72	8	(80)	—
Net revenue	1,797	1,763	3,560	449	—	4,009
Cost of operations	1,012	1,016	2,028	286	—	2,314
Selling, general and administrative	187	170	357	70	—	427
Adjusted EBITDA	$598	$577	$1,175	$93	$—	$1,268
Capital expenditures	$158	$96	$254	$35	$170	$459
Total assets	$14,007	$11,301	$25,308	$5,129	$2,666	$33,103
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three months ended March 31, 2026 and 2025 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $598 million for the three months ended March 31, 2025 to $669 million for the three months ended March 31, 2026.
The most significant items impacting Adjusted EBITDA in Group 1 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 include:
•Net revenue for the three months ended March 31, 2026 increased 7.3% due to an increase in average yield in all lines of business. Net revenue also increased due to higher special waste and solid waste volumes in our landfill line of business, as well as an increase in our small-container collection line of business. The increases were partially offset by decreased volume in our residential collection line of business. Construction and demolition volume also decreased in our landfill line of business.
•Cost of operations increased primarily due to an increase in labor costs and fuel costs.
Group 2
Adjusted EBITDA in Group 2 decreased from $577 million for the three months ended March 31, 2025 to $575 million for the three months ended March 31, 2026.
The most significant items impacting Adjusted EBITDA in Group 2 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 include:
•Net revenue for the three months ended March 31, 2026 increased 1.0% due to an increase in average yield in all lines of business and increased special waste volumes in our landfill line of business. These increases were partially offset by decreased volumes in our collection and transfer lines of business. Construction and demolition volume also decreased in our landfill line of business primarily related to non-recurring Hurricane Helene recovery efforts in 2025.
•Cost of operations increased primarily due to an increase in labor costs and fuel costs.
Group 3
Adjusted EBITDA in Group 3 decreased from $93 million for the three months ended March 31, 2025 to $78 million for the three months ended March 31, 2026.
The most significant items impacting Adjusted EBITDA in Group 3 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 include:
•Net revenue for the three months ended March 31, 2026 decreased 9.8% primarily due to a decline in emergency response activity, partially offset by acquisition related growth and price increases relative to the same period in 2025.
•Cost of operations decreased for the three months ended March 31, 2026 primarily due to a decrease in subcontract costs relative to the same period in 2025.
Landfill and Environmental Matters
Available Airspace
As of March 31, 2026, we owned or operated 209 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2025	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of March 31, 2026
Cubic yards (in millions):
Permitted airspace	4,872	—	51	5	(20)	—	4,908
Probable expansion airspace	155	41	—		—	—	196
Total cubic yards (in millions)	5,027	41	51	5	(20)	—	5,104
Number of sites:
Permitted airspace	207	—	2				209
Probable expansion airspace	12	2	—				14

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
As of March 31, 2026, 14 of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these 14 landfills have an estimated remaining average site life of 31 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the three months ended March 31, 2026:

	Gross Property and Equipment
	Balance as of December 31, 2025	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of March 31, 2026
Land	$1,016	$2	$(1)	$9	$—	$—	$(1)	$1,025
Landfill development costs	11,335	—	—	151	15	(17)	154	11,638
Vehicles and equipment	11,785	156	53	35	—	—	21	12,050
Buildings and improvements	2,578	1	—	15	—	—	78	2,672
Construction-in-progress - landfill	326	66	—	—	—	—	(161)	231
Construction-in-progress - other	423	31	—	—	—	—	(96)	358
Total	$27,463	$256	$52	$210	$15	$(17)	$(5)	$27,974

	Accumulated Depreciation, Depletion and Amortization
	Balance as of December 31, 2025	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of March 31, 2026
Landfill development costs	$(6,578)	$(131)	$—	$—	$8	$—	$(6,701)
Vehicles and equipment	(7,191)	(247)	(54)	1	—	2	(7,489)
Buildings and improvements	(1,055)	(33)	—	—	—	(1)	(1,089)
Total	$(14,824)	$(411)	$(54)	$1	$8	$1	$(15,279)

Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$118	$76
Restricted cash and marketable securities	292	259
Less: restricted marketable securities	(83)	(86)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$327	$249
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
The following table summarizes our restricted cash and marketable securities:

	March 31, 2026	December 31, 2025
Financing proceeds	$19	$—
Capping, closure and post-closure obligations	69	67
Insurance	204	192
Total restricted cash and marketable securities	$292	$259
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
We expect to invest at least $1 billion in acquisitions in 2026.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$1,227	$1,025
Cash used in investing activities	$(910)	$(1,288)
Cash (used in) provided by financing activities	$(238)	$284

Cash Flows Provided by Operating Activities
We use cash flows from operations to fund our operating activities, capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the three months ended March 31, 2026 and 2025 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, increased our cash flow from operations by $83 million during the three months ended March 31, 2026, compared to an increase of $19 million during the same period in 2025, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $25 million during the three months ended March 31, 2026 due to the timing of billings, net of collections, compared to an $18 million increase in the same period in 2025. As of March 31, 2026, our days sales outstanding were 42.4, or 31.8 days net of deferred revenue, compared to 42.1, or 30.7 days net of deferred revenue, as of March 31, 2025.
•Our prepaid expenses and other assets decreased $49 million during the three months ended March 31, 2026, compared to a $90 million decrease in the same period in 2025. The decrease in prepaid expenses and other assets during the three months ended March 31, 2026 is primarily driven by a decrease of tax receivables due to the timing of our estimated tax payments, partially offset by an increase in capitalized implementation costs for our cloud-based hosting arrangements. The decrease in our tax receivable during the three months ended March 31, 2026 was favorably impacted by changes to the tax treatment of bonus depreciation resulting from the One Big Beautiful Bill Act that was signed into law in July 2025, as well as the timing of estimated benefits from investments in renewable energy assets qualifying for tax credits under Section 48 of the Internal Revenue Code, compared to the same period in 2025.
•Our accounts payable increased $49 million during the three months ended March 31, 2026, compared to a $42 million decrease in the same period in 2025, primarily due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $9 million during the three months ended March 31, 2026, compared to $8 million in the same period in 2025.
•Cash paid for remediation obligations was $2 million higher during the three months ended March 31, 2026, compared to the same period in 2025.
•Our other liabilities increased $30 million during the three months ended March 31, 2026, compared to a $6 million increase in the same period in 2025, primarily due to a decrease in payment for certain incentive compensation accruals.
In addition, cash paid for interest was $117 million and $105 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid for incomes taxes was $4 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the three months ended March 31, 2026 and 2025 are summarized below:
•Capital expenditures during the three months ended March 31, 2026 were $476 million, compared with $459 million for the same period in 2025.
•During the three months ended March 31, 2026 and 2025, we paid $437 million and $834 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures and acquisitions through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings.
Cash Flows (Used in) Provided by Financing Activities
The most significant items affecting the comparison of our cash flows (used in) provided by financing activities for the three months ended March 31, 2026 and 2025 are summarized below:
•Net proceeds from notes payable and long-term debt were $275 million during the three months ended March 31, 2026, compared to net payments of $646 million during the same period in 2025. Additionally, during the three months ended March 31, 2025, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,186 million. For a more detailed discussion, see the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•During the three months ended March 31, 2026, we repurchased 1.3 million shares of our common stock for $292 million compared to repurchases of 0.3 million shares for $55 million during the same period in 2025.
•Dividends paid were $193 million and $181 million during the three months ended March 31, 2026 and 2025, respectively.
Financial Condition
Debt Obligations
As of March 31, 2026, we had $547 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings each with initial remarketing periods of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, as of March 31, 2026, we had availability under our Credit Facility to fund the repurchase of these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of March 31, 2026, we had availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our unaudited consolidated balance sheet as of March 31, 2026.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of March 31, 2026, we had $50 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2025, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate (all as defined in the Credit Facility agreement) plus a current applicable margin of 0.805% based on our Debt Ratings. As of March 31, 2026 and December 31, 2025, C$261 million and C$204 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $188 million and $425 million outstanding under the Credit Facility as of March 31, 2026 and December 31, 2025, respectively. We had $315 million and $319 million of letters of credit outstanding under the Credit Facility as of March 31, 2026 and December 31, 2025, respectively. We also had $1.4 billion and $1.0 billion of principal borrowings outstanding under our commercial paper program as of March 31, 2026 and December 31, 2025, respectively. As a result, availability under the Credit Facility was $1.6 billion and $1.8 billion as of March 31, 2026 and December 31, 2025, respectively.
Credit Facility Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of March 31, 2026, our total debt to EBITDA ratio was approximately 2.6 compared to the 3.75 maximum allowed. As of March 31, 2026, we were in compliance with all other covenants under our Credit Facility.
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
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in October 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of March 31, 2026 was 4.069%. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%.
We had $1.4 billion and $1.0 billion principal value of commercial paper issued and outstanding under the program as of March 31, 2026 and December 31, 2025, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Senior Notes and Debentures
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
Tax-Exempt Financings
As of both March 31, 2026 and December 31, 2025, we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2056 and 2026 to 2054, respectively.
In March 2026, the California Municipal Finance Authority issued, for our benefit, $100 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California, of which $81 million had been incurred and reimbursed to us as of March 31, 2026. As of March 31, 2026, we had $292 million of restricted cash and marketable securities, of which $19 million represented proceeds from the issuance of the tax-exempt bonds.

We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Finance Leases and Other
As of March 31, 2026 and December 31, 2025, we had finance leases and other liabilities of $443 million and $441 million, respectively, with maturities ranging from 2026 to 2063 for both periods, respectively.
As of March 31, 2026 and December 31, 2025, finance leases and other included $154 million and $148 million, respectively, related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of March 31, 2026, our credit ratings were A- by Standard & Poor's Ratings Services, A- by Fitch Ratings, Inc. and A3 by Moody’s Investors Service, Inc. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances could be adversely impacted.
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
Contingencies
For a description of our commitments and contingencies, see Note 6, Landfill and Environmental Costs, Note 8, Income Taxes, and Note 13, Commitments and Contingencies, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of March 31, 2026, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $124 million during the three months ended March 31, 2026, or 3.0% of revenue, compared to $114 million, or 2.8% of revenue, during the comparable period in 2025.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of March 31, 2026, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
Revenue from recycling processing and commodity sales during the three months ended March 31, 2026 and 2025 was $112 million and $108 million, respectively.
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
As of March 31, 2026, we had $2.8 billion of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $28 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (2) environmental remediation liabilities, which totaled $440 million at March 31, 2026 and which are discussed in Note 6, Landfill and Environmental Costs, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of March 31, 2026, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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
ITEM 1A.    RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a) (d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)(d)
January 1 - 31	233,300	$209.58	233,300	$1,607,240,427
February 1 - 28	6,137	$209.90	6,137	$1,605,952,288
March 1 - 31	1,100,181	$220.10	1,100,181	$1,363,800,468
	1,339,618		1,339,618
(a)    In October 2023, our Board of Directors approved a $3 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of March 31, 2026, there were less than 1 million repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended March 31, 2026, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

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

REPUBLIC SERVICES, INC.

Date:	May 7, 2026	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ ELYSE M. CARLSEN
Elyse M. Carlsen
Vice President and Chief Accounting Officer (Principal Accounting Officer)