Form 10-Q
period 2026-06-30
REPUBLIC SERVICES, INC.
filed 2026-08-07
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 30, 2026, the registrant had outstanding 306,212,978 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 7,753,191).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107	$76
Accounts receivable, less allowance for doubtful accounts and other of $59 and $66, respectively	2,029	1,897
Prepaid expenses and other current assets	427	550
Total current assets	2,563	2,523
Restricted cash and marketable securities	285	259
Property and equipment, net	12,916	12,639
Goodwill	17,186	16,715
Other intangible assets, net	707	655
Other assets	1,502	1,575
Total assets	$35,159	$34,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,440	$1,374
Notes payable and current maturities of long-term debt	548	596
Deferred revenue	480	496
Accrued landfill and environmental costs, current portion	156	148
Accrued interest	114	109
Other accrued liabilities	1,242	1,205
Total current liabilities	3,980	3,928
Long-term debt, net of current maturities	13,521	12,985
Accrued landfill and environmental costs, net of current portion	2,642	2,608
Deferred income taxes and other long-term tax liabilities, net	1,963	1,884
Insurance reserves, net of current portion	457	436
Other long-term liabilities	563	556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 314 and 313 issued including shares held in treasury, respectively	3	3
Additional paid-in capital	1,872	1,833
Retained earnings	11,867	11,161
Treasury stock, at cost; 8 and 5 shares, respectively	(1,677)	(1,000)
Accumulated other comprehensive loss, net of tax	(33)	(29)
Total Republic Services, Inc. stockholders’ equity	12,032	11,968
Non-controlling interests in consolidated subsidiary	1	1
Total stockholders’ equity	12,033	11,969
Total liabilities and stockholders’ equity	$35,159	$34,366
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$4,430	$4,235	$8,544	$8,244
Expenses:
Cost of operations	2,563	2,449	4,929	4,763
Depreciation, depletion and amortization	488	463	949	897
Accretion	30	28	60	57
Selling, general and administrative	444	425	870	852
Restructuring charges	4	6	6	9
(Gain) loss on business divestitures and impairments, net	—	3	(1)	1
Operating income	901	861	1,731	1,665
Interest expense	(151)	(145)	(302)	(285)
Loss from unconsolidated equity method investments	(58)	(2)	(110)	(14)
Interest income	2	2	5	4
Other income, net	5	4	31	15
Income before income taxes	699	720	1,355	1,385
Provision for income taxes	133	170	263	340
Net income	566	550	1,092	1,045
Net income attributable to non-controlling interests in consolidated subsidiary	—	—	—	—
Net income attributable to Republic Services, Inc.	$566	$550	$1,092	$1,045
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.84	$1.76	$3.54	$3.34
Weighted average common shares outstanding	307.5	313.1	308.3	313.0
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.84	$1.75	$3.54	$3.33
Weighted average common and common equivalent shares outstanding	307.6	313.4	308.5	313.3
Cash dividends per common share	$0.625	$0.580	$1.250	$1.160

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$566	$550	$1,092	$1,045
Other comprehensive (loss) income, net of tax	(2)	3	(4)	(2)
Comprehensive income	564	553	1,088	1,043
Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive income attributable to Republic Services, Inc.	$564	$553	$1,088	$1,043

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2025	313	$3	$1,833	$11,161	(5)	$(1,000)	$(29)	$1	$11,969
Net income	—	—	—	525	—	—	—	—	525
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Cash dividends declared	—	—	—	(192)	—	—	—	—	(192)
Issuances of common stock	1	—	5	—	—	(19)	—	—	(14)
Stock-based compensation	—	—	13	(1)	—	—	—	—	12
Purchase of common stock for treasury	—	—	—	—	(1)	(317)	—	—	(317)
Balance as of March 31, 2026	314	3	1,851	11,493	(6)	(1,336)	(31)	1	11,981
Net income	—	—	—	566	—	—	—	—	566
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Cash dividends declared	—	—	—	(191)	—	—	—	—	(191)
Issuances of common stock	—	—	7	—	—	(1)	—	—	6
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	(2)	(340)	—	—	(340)
Balance as of June 30, 2026	314	$3	$1,872	$11,867	(8)	$(1,677)	$(33)	$1	$12,033

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2024	313	$3	$1,767	$9,774	(1)	$(113)	$(26)	$2	$11,407
Net income	—	—	—	495	—	—	—	—	495
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Cash dividends declared	—	—	—	(181)	—	—	—	—	(181)
Issuances of common stock	—	—	3	—	—	(22)	—	—	(19)
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	—	(45)	—	—	(45)
Balance as of March 31, 2025	313	3	1,784	10,087	(1)	(180)	(31)	2	11,665
Net income	—	—	—	550	—	—	—	—	550
Other comprehensive income	—	—	—	—	—	—	3	—	3
Cash dividends declared	—	—	—	(182)	—	—	—	—	(182)
Issuances of common stock	—	—	6	—	—	(1)	—	—	5
Stock-based compensation	—	—	11	—	—	—	—	—	11
Balance as of June 30, 2025	313	$3	$1,801	$10,455	(1)	$(181)	$(28)	$2	$12,052
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30
	2026	2025
Cash provided by operating activities:
Net income	$1,092	$1,045
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,009	954
Non-cash interest expense	40	37
Deferred tax provision (benefit)	61	(8)
Loss from unconsolidated equity method investments	110	14
Other non-cash items	51	37
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(147)	(51)
Prepaid expenses and other assets	41	21
Accounts payable	123	(13)
Capping, closure and post-closure expenditures	(27)	(21)
Remediation expenditures	(26)	(19)
Other liabilities	53	138
Cash provided by operating activities	2,380	2,134
Cash used in investing activities:
Purchases of property and equipment	(868)	(866)
Proceeds from sales of property and equipment	7	8
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(865)	(963)
Cash received from business divestitures	2	7
Other	(3)	(1)
Cash used in investing activities	(1,727)	(1,815)
Cash used in financing activities:
Proceeds from credit facilities and notes payable, net of fees	25,683	20,025
Proceeds from issuance of senior notes, net of discount and fees	1,185	1,183
Payments of credit facilities and notes payable	(26,394)	(21,030)
Issuances of common stock, net	(8)	(14)
Purchases of common stock for treasury	(659)	(59)
Cash dividends paid	(385)	(362)
Contingent consideration payments	(17)	(3)
Cash used in financing activities	(595)	(260)
Effect of foreign exchange rate changes on cash	(1)	1
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	57	60
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	249	203
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$306	$263
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the six months ended June 30, 2026 and 2025. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2026	2025
Purchase price:
Cash used in acquisitions, net of cash acquired of $2 and $7, respectively	$850	$862
Holdbacks	10	11
Total	$860	$873
Allocated as follows:
Restricted cash	$1	$—
Accounts receivable	12	$27
Property and equipment	287	136
Other assets	4	21
Accounts payable	(3)	(5)
Accrued landfill and environmental costs	(10)	(12)
Deferred income tax liabilities	(4)	(16)
Other liabilities	(7)	(20)
Fair value of tangible assets acquired and liabilities assumed	280	131
Excess purchase price to be allocated	$580	$742
Excess purchase price allocated as follows:
Other intangible assets	$101	$110
Goodwill	479	632
Total allocated	$580	$742
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during the six months ended June 30, 2026, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes.
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In May 2026, we acquired the equity interests of Robinson Waste Holdings Group, LLC (Robinson). Robinson's vertically integrated recycling and waste services operations are located in Utah and complement Republic's existing core competencies and expertise in the environmental services industry. The purchase price allocation is preliminary and remains subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value assigned to certain tangible and intangible assets acquired, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our valuations to be substantially complete by the end of 2026.
In July 2026, we acquired certain assets from TD*X Associates LP, constituting a hazardous waste thermal treatment business located on one of our landfills in Texas.
Investments
We invest in non-controlling equity interests in certain limited liability companies that qualify for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value ("HLBV") method. During the six months ended June 30, 2026 and 2025, we decreased the carrying value of these investments by $87 million and $5 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provision reflects a benefit of approximately $41 million and $78 million for the three and six months ended June 30, 2026, respectively, due to tax credits net of nondeductible items, related to these investments. No benefit was recognized in our tax provision for the three and six months ended June 30, 2025. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at our landfills across the United States. Certain of these investments qualified for investment tax credits under Section 48 of the Internal Revenue Code. As of June 30, 2026 and December 31, 2025, our carrying value in the joint venture was approximately $305 million and $314 million, respectively. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in Blue Polymers, LLC, a joint venture with Ravago, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and producing custom blended pellets for food-grade and non-food-grade packaging. As of June 30, 2026 and December 31, 2025, our carrying value in the joint venture was $95 million and $101 million, respectively. This investment is an unconsolidated variable interest entity ("VIE") for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to date.
These investments were recorded as other assets in our unaudited consolidated balance sheet as of June 30, 2026.
Restructuring Charges
During the three and six months ended June 30, 2026, we incurred restructuring charges of $4 million and $6 million, respectively, and during the three and six months ended June 30, 2025, we incurred restructuring charges of $6 million and $9 million, respectively. The charges in these periods related primarily to the design and implementation of our new accounts receivable system. During both the six months ended June 30, 2026 and 2025, we paid $7 million related to these restructuring efforts.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2025	Acquisitions	Divestitures	Adjustments and Other	Balance as of June 30, 2026
Group 1	$7,573	$330	$—	$1	$7,904
Group 2	6,597	77	—	(9)	6,665
Group 3	2,545	72	—	—	2,617
Total	$16,715	$479	$—	$(8)	$17,186
Other Intangible Assets, Net
Other intangible assets, net, is primarily comprised of values assigned to customer relationships, which are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2025	Acquisitions	Adjustments and Other	Balance as of June 30, 2026	Balance as of December 31, 2025	Additions Charged to Expense	Adjustments and Other	Balance as of June 30, 2026	Other Intangible Assets, Net as of June 30, 2026
Customer relationships	$881	$101	$(3)	$979	$(289)	$(43)	$—	$(332)	$647
Other intangible assets	84	—	—	84	(21)	(3)	—	(24)	60
Total	$965	$101	$(3)	$1,063	$(310)	$(46)	$—	$(356)	$707

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 follows:

	2026	2025
Parts and supplies	$115	$106
Other non-trade receivables	102	94
Prepaid expenses	88	131
Income taxes receivable	39	146
Reinsurance receivable	29	32
Other	54	41
Total	$427	$550
Other Assets
A summary of other assets as of June 30, 2026 and December 31, 2025 follows:

	2026	2025
Investments	$715	$815
Operating right-of-use lease assets	209	208
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	173	159
Deferred compensation plan	154	143
Reinsurance receivable, net of current	86	90
Deferred contract costs and sales commissions	77	81
Derivative and hedging assets	38	32
Other	50	47
Total	$1,502	$1,575

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of June 30, 2026 and December 31, 2025 follows:

	2026	2025
Accrued payroll and benefits	$275	$313
Insurance reserves, current	264	251
Accrued fees and taxes	222	214
Accrued dividends	191	193
Operating right-of-use lease liabilities, current	49	48
Ceded insurance reserves, current	29	32
Accrued professional fees and legal settlement reserves	22	32
Contingent purchase price and acquisition holdbacks	18	25
Other	172	97
Total	$1,242	$1,205
Other Long-Term Liabilities
A summary of other long-term liabilities as of June 30, 2026 and December 31, 2025 follows:

	2026	2025
Operating right-of-use lease liabilities	$177	$177
Deferred compensation plan liability	136	125
Ceded insurance reserves	86	90
Contingent purchase price and acquisition holdbacks	57	59
Derivative and hedging liabilities	51	46
Withdrawal liability - multiemployer pension funds	20	20
Other	36	39
Total	$563	$556

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of June 30, 2026, we owned or operated 208 active landfills, and we had post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental costs as of June 30, 2026 and December 31, 2025 follows:

	2026	2025
Landfill final capping, closure and post-closure liabilities	$2,369	$2,313
Environmental remediation	429	443
Total accrued landfill and environmental costs	2,798	2,756
Less: current portion	(156)	(148)
Long-term portion	$2,642	$2,608
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the six months ended June 30, 2026 and 2025:

	2026	2025
Asset retirement obligation liabilities, beginning of year	$2,313	$2,144
Non-cash additions	34	39
Acquisitions, net of divestitures and other adjustments	6	1
Asset retirement obligation adjustments	(17)	4
Payments	(27)	(21)
Accretion expense	60	57
Asset retirement obligation liabilities, end of period	2,369	2,224
Less: current portion	(96)	(79)
Long-term portion	$2,273	$2,145
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of June 30, 2026 would be approximately $276 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the six months ended June 30, 2026 and 2025:

	2026	2025
Environmental remediation liabilities, beginning of year	$443	$447
Payments	(26)	(19)
Accretion expense (non-cash interest expense)	8	9
Acquisitions, net of divestitures and other adjustments	4	21
Environmental remediation liabilities, end of period	429	458
Less: current portion	(60)	(62)
Long-term portion	$369	$396
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of June 30, 2026 and December 31, 2025 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		June 30, 2026			December 31, 2025
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$72	$—	$72	$—	$—	$—
The Credit Facility	Variable	182	—	182	425	—	425
Commercial Paper	Variable	420	—	420	1,000	(1)	999
Senior notes:
July 2026	2.900	500	—	500	500	—	500
November 2027	3.375	650	(1)	649	650	(1)	649
May 2028	3.950	800	(4)	796	800	(5)	795
April 2029	4.875	750	(4)	746	750	(5)	745
November 2029	5.000	400	(3)	397	400	(3)	397
March 2030	2.300	600	(3)	597	600	(3)	597
July 2030	4.750	500	(5)	495	500	(5)	495
February 2031	1.450	650	(4)	646	650	(5)	645
July 2031	4.750	700	(6)	694	—	—	—
February 2032	1.750	750	(4)	746	750	(4)	746
March 2033	2.375	700	(5)	695	700	(5)	695
December 2033	5.000	650	(7)	643	650	(8)	642
April 2034	5.000	800	(9)	791	800	(9)	791
November 2034	5.200	500	(5)	495	500	(5)	495
March 2035	6.086	182	(9)	173	182	(10)	172
March 2035	5.150	700	(10)	690	700	(10)	690
July 2036	5.000	500	(9)	491	—	—	—
March 2040	6.200	400	(3)	397	400	(3)	397
May 2041	5.700	386	(4)	382	386	(5)	381
March 2050	3.050	400	(6)	394	400	(7)	393
Debentures:
September 2035	7.400	148	(25)	123	148	(26)	122
Tax-exempt:
2026 - 2056	2.550 - 4.375	1,422	(10)	1,412	1,378	(9)	1,369
Finance leases and other:
2026 - 2063	1.726 - 9.750	443	—	443	441	—	441
Total Debt		$14,205	$(136)	14,069	$13,710	$(129)	13,581
Less: current portion				(548)			(596)
Long-term portion				$13,521			$12,985

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2026, we had $72 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2025, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate (all as defined in the Credit Facility agreement) plus a current applicable margin of 0.805% based on our Debt Ratings. As of June 30, 2026 and December 31, 2025, C$257 million and C$204 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $182 million and $425 million outstanding under the Credit Facility as of June 30, 2026 and December 31, 2025, respectively. We had $314 million and $319 million of letters of credit outstanding under the Credit Facility as of June 30, 2026 and December 31, 2025, respectively. We also had $420 million and $1.0 billion of principal borrowings outstanding under our commercial paper program as of June 30, 2026 and December 31, 2025, respectively. As a result, availability under the Credit Facility was $2.6 billion and $1.8 billion as of June 30, 2026 and December 31, 2025, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of June 30, 2026 was 3.974%. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%.
We had $420 million and $1.0 billion principal value of commercial paper issued and outstanding under the program as of June 30, 2026 and December 31, 2025, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
On August 6, 2026, the Company amended its commercial paper program to increase the Commercial Paper Cap from $1.5 billion to $2.0 billion.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Senior Notes and Debentures
In March 2025, we issued $500 million of 4.750% senior notes due 2030 and $700 million of 5.150% senior notes due 2035. We used the proceeds from the March 2025 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under our credit facilities and a portion of outstanding borrowings under our commercial paper program.
In June 2026, we issued $700 million of 4.750% senior notes due 2031 and $500 million of 5.000% senior notes due 2036. We used the proceeds from the June 2026 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under our credit facilities and a portion of outstanding borrowings under our commercial paper program.
Our senior notes and debentures are general unsecured and unsubordinated obligations and rank equally with our other unsecured obligations.
Tax-Exempt Financings
As of both June 30, 2026 and December 31, 2025, we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2056 and 2026 to 2054, respectively.
In March 2026, the California Municipal Finance Authority issued, for our benefit, $100 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California, of which $89 million had been incurred and reimbursed to us as of June 30, 2026. As of June 30, 2026, we had $285 million of restricted cash and marketable securities, of which $11 million represented proceeds from the issuance of the tax-exempt bonds.
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Finance Leases and Other
As of June 30, 2026 and December 31, 2025, we had finance leases and other liabilities of $443 million and $441 million, respectively, with maturities ranging from 2026 to 2063 for both periods, respectively.
As of June 30, 2026 and December 31, 2025, finance leases and other included $156 million and $148 million, respectively, related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2026 was 19.0% and 19.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2025 was 23.6% and 24.6%, respectively.
Our effective tax rate for the three and six months ended June 30, 2026 reflects net benefits of $41 million and $78 million, respectively, from investments in renewable energy assets, and benefits of $10 million and $13 million, respectively, from investments in renewable natural gas projects and electric vehicle infrastructure.
Our effective tax rate for the three and six months ended June 30, 2025 reflects net benefits of $7 million and $9 million, respectively, from investments in renewable natural gas projects and commercial electric vehicles.
For the six months ended June 30, 2026 and 2025, net cash paid for income taxes was $79 million and $150 million, respectively.
We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $48 million available as of June 30, 2026. These state net operating loss carryforwards expire at various times between 2027 and 2046. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of June 30, 2026, we have provided a valuation allowance of $39 million.

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
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of June 30, 2026, we accrued a liability for penalties of $3 million and a liability for interest (including interest on penalties) of $5 million related to our uncertain tax positions.
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
Share repurchase activity during the three and six months ended June 30, 2026 and 2025 follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares repurchased	1.7	—	3.1	0.3
Amount paid	$359	$—	$651	$55
Weighted average cost per share	$207.43	$—	$212.14	$201.40
As of June 30, 2026 and 2025, there were no repurchased shares pending settlement. As of June 30, 2026, the remaining authorized purchase capacity under our October 2023 repurchase program was $1.0 billion.
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be purchased under the plans or programs exclude a 1% excise tax.
Dividends
In May 2026, our Board of Directors approved a quarterly dividend of $0.625 per share. Cash dividends declared were $383 million for the six months ended June 30, 2026. As of June 30, 2026, we recorded a quarterly dividend payable of $191 million to shareholders of record at the close of business on July 2, 2026.

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
Earnings per share for the three and six months ended June 30, 2026 and 2025 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$566,077	$549,905	$1,091,536	$1,044,902
Weighted average common shares outstanding	307,494	313,074	308,292	313,020
Basic earnings per share	$1.84	$1.76	$3.54	$3.34
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$566,077	$549,905	$1,091,536	$1,044,902
Weighted average common shares outstanding	307,494	313,074	308,292	313,020
Effect of dilutive securities:
Unvested RSU awards	26	103	35	106
Unvested PSU awards	110	188	124	195
Weighted average common and common equivalent shares outstanding	307,630	313,365	308,451	313,321
Diluted earnings per share	$1.84	$1.75	$3.54	$3.33
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2026 and December 31, 2025, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	June 30, 2026
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$78	$78	$78	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	97	97	—	97	—
Derivative and hedging assets - other assets	38	38	—	38	—
Total assets	$213	$213	$78	$135	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$51	$51	$—	$51	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	62	62	—	—	62
Total liabilities	$113	$113	$—	$51	$62

	December 31, 2025
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$75	$75	$75	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	97	97	—	97	—
Derivative and hedging assets - other assets	32	32	—	32	—
Total assets	$204	$204	$75	$129	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$46	$46	$—	$46	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63	63	—	—	63
Total liabilities	$109	$109	$—	$46	$63
Total Debt
As of June 30, 2026 and December 31, 2025, the carrying value of our total debt was $14.1 billion and $13.6 billion, respectively, and the fair value of our total debt was $13.9 billion and $13.5 billion, respectively. The estimated fair value of our fixed rate senior notes, debentures and certain tax-exempt financings is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of June 30, 2026 and December 31, 2025. See Note 7, Debt, for further information related to our debt.

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
Summarized financial information concerning our reportable segments for the three months ended June 30, 2026 and 2025 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended June 30, 2026
Gross revenue	$2,325	$2,180	$4,505	$463	$108	$5,076
Intercompany revenue	(337)	(290)	(627)	(13)	(6)	(646)
Revenue allocations	49	45	94	8	(102)	—
Net revenue	2,037	1,935	3,972	458	—	4,430
Cost of operations	1,131	1,132	2,263	300	—	2,563
Selling, general and administrative	199	180	379	65	—	444
Adjusted EBITDA	$707	$623	$1,330	$93	$—	$1,423
Capital expenditures	$189	$137	$326	$25	$38	$389
Total assets	$15,154	$11,764	$26,918	$5,320	$2,921	$35,159

Three Months Ended June 30, 2025
Gross revenue	$2,180	$2,138	$4,318	$466	$98	$4,882
Intercompany revenue	(329)	(284)	(613)	(12)	(22)	(647)
Revenue allocations	35	33	68	8	(76)	—
Net revenue	1,886	1,887	3,773	462	—	4,235
Cost of operations	1,081	1,083	2,164	285	—	2,449
Selling, general and administrative	185	176	361	64	—	425
Adjusted EBITDA	$620	$628	$1,248	$113	$—	$1,361
Capital expenditures	$231	$169	$400	$40	$(33)	$407
Total assets	$14,108	$11,429	$25,537	$5,130	$2,730	$33,397
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the six months ended June 30, 2026 and 2025 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Six Months Ended June 30, 2026
Gross revenue	$4,527	$4,175	$8,702	$871	$203	$9,776
Intercompany revenue	(656)	(543)	(1,199)	(22)	(11)	(1,232)
Revenue allocations	94	84	178	14	(192)	—
Net revenue	3,965	3,716	7,681	863	—	8,544
Cost of operations	2,199	2,165	4,364	565	—	4,929
Selling, general and administrative	391	352	743	127	—	870
Adjusted EBITDA	$1,375	$1,199	$2,574	$171	$—	$2,745
Capital expenditures	$450	$298	$748	$56	$64	$868
Total assets	$15,154	$11,764	$26,918	$5,320	$2,921	$35,159

Six Months Ended June 30, 2025
Gross revenue	$4,243	$4,114	$8,357	$920	$196	$9,473
Intercompany revenue	(632)	(533)	(1,165)	(25)	(39)	(1,229)
Revenue allocations	72	69	141	16	(157)	—
Net revenue	3,683	3,650	7,333	911	—	8,244
Cost of operations	2,093	2,099	4,192	571	—	4,763
Selling, general and administrative	372	346	718	134	—	852
Adjusted EBITDA	$1,218	$1,205	$2,423	$206	$—	$2,629
Capital expenditures	$409	$284	$693	$77	$96	$866
Total assets	$14,108	$11,429	$25,537	$5,130	$2,730	$33,397
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Corporate entities and other includes marketing, operations support, business development, legal, tax, treasury, information technology, risk management, human resources and other administrative functions. National Accounts revenue included in Corporate entities and other represents the portion of revenue generated from nationwide and regional contracts in markets outside our operating areas where the associated material handling is subcontracted to local operators. Revenue and overhead costs of Corporate entities and other are either specifically assigned or allocated on a rational and consistent basis among our reportable segments to calculate Adjusted EBITDA. Additionally, intercompany revenue reflects transactions within and between segments.
As presented in the table below, Adjusted EBITDA reflects certain adjustments for loss from unconsolidated equity method investments, restructuring charges, and (gain) loss on business divestitures and impairments, net. This presentation is consistent with how our CODM reviews our results of operations to make resource allocation decisions.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to income before income taxes in the Consolidated Statements of Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Group 1 Adjusted EBITDA	$707	$620	$1,375	$1,218
Group 2 Adjusted EBITDA	623	628	1,199	1,205
Group 3 Adjusted EBITDA	93	113	171	206
Total Adjusted EBITDA	1,423	1,361	2,745	2,629
Other income, net	(5)	(4)	(31)	(15)
Interest income	(2)	(2)	(5)	(4)
Interest expense	151	145	302	285
Depreciation, depletion and amortization	488	463	949	897
Accretion	30	28	60	57
Loss from unconsolidated equity method investment	58	2	110	14
Restructuring charges	4	6	6	9
(Gain) loss on business divestitures and impairments, net	—	3	(1)	1
Income before income taxes	$699	$720	$1,355	$1,385

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three and six months ended June 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Collection:
Residential	$767	17.3%	$752	17.8%	$1,515	17.7%	$1,496	18.1%
Small-container	1,369	30.9	1,259	29.7	2,675	31.3	2,502	30.3
Large-container	839	19.0	794	18.7	1,607	18.8	1,532	18.6
Other	18	0.4	17	0.4	35	0.4	35	0.4
Total collection	2,993	67.6	2,822	66.6	5,832	68.2	5,565	67.4
Transfer	495		479		935		903
Less: intercompany	(264)		(258)		(503)		(494)
Transfer, net	231	5.2	221	5.2	432	5.1	409	5.0
Landfill	858		854		1,622		1,577
Less: intercompany	(341)		(338)		(652)		(640)
Landfill, net	517	11.7	516	12.2	970	11.4	937	11.4
Environmental solutions	473		478		891		944
Less: intercompany	(15)		(16)		(28)		(33)
Environmental solutions, net	458	10.3	462	10.9	863	10.1	911	11.1
Other:
Recycling processing and commodity sales	122	2.7	114	2.7	234	2.7	222	2.7
Other non-core	109	2.5	100	2.4	213	2.5	200	2.4
Total other	231	5.2	214	5.1	447	5.2	422	5.1
Total revenue	$4,430	100.0%	$4,235	100.0%	$8,544	100.0%	$8,244	100.0%
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
Revenue Recognition
Our service obligations are generally long-term in nature, e.g., certain collection service contracts, are satisfied over time, and we recognize revenue based on the value provided to the customer during the period. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of material collected, treated, transported and disposed, and the nature of the material accepted. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.
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
Substantially all of the deferred revenue recognized as of December 31, 2025 was recognized as revenue during the six months ended June 30, 2026 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of June 30, 2026 and December 31, 2025, we recognized $77 million and $81 million, respectively, of deferred contract costs and capitalized sales commissions.
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
The following table reflects the activity in our allowance for doubtful accounts for the six months ended June 30, 2026 and 2025:

	2026	2025
Balance at beginning of year	$66	$74
Additions charged to expense	27	18
Accounts written-off	(34)	(26)
Balance at end of period	$59	$66
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
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of June 30, 2026, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows are reconciled as follows:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$107	$76	$122	$74
Restricted cash and marketable securities	285	259	224	208
Less: restricted marketable securities	(86)	(86)	(83)	(79)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$306	$249	$263	$203
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
The following table summarizes our restricted cash and marketable securities:

	June 30, 2026	December 31, 2025
Financing proceeds	$11	$—
Capping, closure and post-closure obligations	69	67
Insurance	205	192
Total restricted cash and marketable securities	$285	$259
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
Updated 2026 Financial Guidance
We continue to focus on pricing in excess of cost inflation, driving profitable volume growth, investing in sustainability to improve the environment and drive growth, investing in value-creating acquisitions and advancing technology to improve productivity and increase customer retention. Specific guidance follows:
Revenue
We anticipate revenue for the year ending December 31, 2026 to be in the range of $17.200 billion to $17.300 billion.
Adjusted Diluted Earnings per Share
The following is a summary of anticipated adjusted diluted earnings per share for the year ending December 31, 2026. Adjusted diluted earnings per share is not a measure determined in accordance with U.S. GAAP:

(Anticipated) Year Ending December 31, 2026
Diluted earnings per share	$ 7.18 - 7.23
Restructuring charges	0.05
Adjusted diluted earnings per share	$ 7.23 - 7.28
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
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of June 30, 2026, we operated across the United States and Canada through 389 collection operations, 260 transfer stations, 84 recycling centers, 208 active landfills, 2 treatment, recovery and disposal facilities, 24 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 16 deep injection wells, 10 industrial wastewater treatment facilities and 2 polymer centers. We are engaged in 87 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 125 closed landfills as of June 30, 2026.
Revenue for the six months ended June 30, 2026 increased by 3.6% to $8,544 million compared to $8,244 million for the same period in 2025. This change in revenue is due to increases in average yield of 3.4%, increased revenue from acquisitions, net of divestitures of 1.1% and increased fuel recovery fees of 1.0%. These increases were partially offset by a decrease in environmental solutions revenue of 0.7% and a decrease in volume of 1.2%.
The following table summarizes our revenue, expenses and operating income for the three and six months ended June 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue	$4,430	100.0%	$4,235	100.0%	$8,544	100.0%	$8,244	100.0%
Expenses:
Cost of operations	2,563	57.9	2,449	57.9	4,929	57.7	4,763	57.8
Depreciation, depletion and amortization of property and equipment	428	9.7	415	9.8	830	9.7	804	9.8
Amortization of other intangible assets	23	0.5	22	0.5	46	0.5	43	0.5
Amortization of other assets	37	0.8	26	0.6	73	0.8	50	0.6
Accretion	30	0.7	28	0.7	60	0.7	57	0.7
Selling, general and administrative	444	10.0	425	10.0	870	10.2	852	10.3
Restructuring charges	4	0.1	6	0.1	6	0.1	9	0.1
(Gain) loss on business divestitures and impairments, net	—	—	3	0.1	(1)	—	1	—
Operating income	$901	20.3%	$861	20.3%	$1,731	20.3%	$1,665	20.2%
Our pre-tax income was $699 million and $1,355 million for the three and six months ended June 30, 2026, respectively, compared to $720 million and $1,385 million for the same periods in 2025, respectively. Our net income attributable to Republic Services, Inc. was $566 million and $1,092 million for the three and six months ended June 30, 2026, or $1.84 and $3.54 per diluted share, respectively, compared to $550 million and $1,045 million, or $1.75 and $3.33 per diluted share, for the same periods in 2025, respectively.
During each of the three and six months ended June 30, 2026 and 2025, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$699	$133	$566	$1.84	$720	$170	$550	$1.75
Restructuring charges	4	1	3	0.01	6	2	4	0.01
Loss on business divestitures and impairments, net	—	—	—	—	3	1	2	0.01
Total adjustments	4	1	3	0.01	9	3	6	0.02
As adjusted	$703	$134	$569	$1.85	$729	$173	$556	$1.77

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$1,355	$263	$1,092	$3.54	$1,385	$340	$1,045	$3.33
Restructuring charges	6	2	4	0.01	9	2	7	0.03
(Gain) loss on business divestitures and impairments, net(2)	(1)	—	(1)	—	1	—	1	—
Total adjustments	5	2	3	0.01	10	2	8	0.03
As adjusted	$1,360	$265	$1,095	$3.55	$1,395	$342	$1,053	$3.36
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the six months ended June 30, 2026 and 2025.
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
Restructuring charges. During the three and six months ended June 30, 2026, we incurred restructuring charges of $4 million and $6 million, respectively. During the three and six months ended June 30, 2025, we incurred restructuring charges of $6 million and $9 million, respectively. The charges related to the design and implementation of our new accounts receivable system.
During the remainder of 2026, we expect to incur additional restructuring charges of approximately $14 million, related primarily to the continuing design and implementation of our new accounts receivable system. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
(Gain) loss on business divestitures and impairments, net. During the six months ended June 30, 2026, we recorded a net gain on business divestitures and impairments of $1 million. During the three and six months ended June 30, 2025, we recorded a loss on business divestitures and impairments of $3 million and $1 million, respectively.
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

The following table reflects our revenue by service line for the three and six months ended June 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Collection:
Residential	$767	17.3%	$752	17.8%	$1,515	17.7%	$1,496	18.1%
Small-container	1,369	30.9	1,259	29.7	2,675	31.3	2,502	30.3
Large-container	839	19.0	794	18.7	1,607	18.8	1,532	18.6
Other	18	0.4	17	0.4	35	0.4	35	0.4
Total collection	2,993	67.6	2,822	66.6	5,832	68.2	5,565	67.4
Transfer	495		479		935		903
Less: intercompany	(264)		(258)		(503)		(494)
Transfer, net	231	5.2	221	5.2	432	5.1	409	5.0
Landfill	858		854		1,622		1,577
Less: intercompany	(341)		(338)		(652)		(640)
Landfill, net	517	11.7	516	12.2	970	11.4	937	11.4
Environmental solutions	473		478		891		944
Less: intercompany	(15)		(16)		(28)		(33)
Environmental solutions, net	458	10.3	462	10.9	863	10.1	911	11.1
Other:
Recycling processing and commodity sales	122	2.7	114	2.7	234	2.7	222	2.7
Other non-core	109	2.5	100	2.4	213	2.5	200	2.4
Total other	231	5.2	214	5.1	447	5.2	422	5.1
Total revenue	$4,430	100.0%	$4,235	100.0%	$8,544	100.0%	$8,244	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average yield	3.4%	4.1%	3.4%	4.3%
Fuel recovery fees	1.8	(0.3)	1.0	(0.4)
Total price	5.2	3.8	4.4	3.9
Volume	(1.6)	0.2	(1.2)	(0.5)
Change in workdays	—	—	—	(0.2)
Recycling processing and commodity sales	0.1	—	—	0.1
Environmental solutions	(0.2)	(0.9)	(0.7)	(0.3)
Total internal growth	3.5	3.1	2.5	3.0
Acquisitions / divestitures, net	1.1	1.5	1.1	1.2
Total	4.6%	4.6%	3.6%	4.2%

Core price	5.3%	5.7%	5.5%	5.9%
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

The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	As a % of Related Business		As a % of Related Business
Core price	6.4%	7.0%	6.6%	7.2%
Average yield	4.0%	5.0%	4.1%	5.2%
Volume	(1.9)%	0.2%	(1.5)%	(0.6)%
During the three and six months ended June 30, 2026, we experienced the following changes in our revenue as compared to the same period in 2025:
•Average yield increased revenue by 3.4% for the three and six months ended June 30, 2026 due to positive pricing changes in all lines of business.
•Fuel recovery fees, which mitigate our exposure to changes in fuel prices, increased revenue by 1.8% and 1.0% for the three and six months ended June 30, 2026, respectively, due to an increase in fuel prices compared to the same periods in 2025.
•Volume decreased revenue by 1.6% and 1.2% during the three and six months ended June 30, 2026, respectively, primarily due to a decrease in volume in our collection lines of business. The decline in revenue in our large-container collection line of business was primarily driven by a slowing in construction-related activity and certain manufacturing end markets. The decline in our residential and small-container collection lines of business is primarily attributable to certain municipal contract losses.
Landfill volume decreased during the three and six months ended June 30, 2026 primarily due to a decrease in construction and demolition volumes which was primarily related to non-recurring Hurricane Helene recovery efforts in 2025. This decrease in landfill volume during the six months ended June 30, 2026 was partially offset by an increase in solid waste and special waste landfill volumes.
•Recycling processing and commodity sales increased revenue by 0.1% during the three months ended June 30, 2026, primarily due to increased volume at our Polymer Centers. The volume increase was partially offset by a decrease in overall commodity prices compared to the same period in 2025. There was no net change to revenue as a result of recycling processing and commodity sales during the six months ended June 30, 2026 as compared to the same period in 2025. For the six months ended June 30, 2026, volume increased at our Polymer Centers. The volume increase was offset by a decrease in overall commodity prices compared to the same period in 2025. The average price for recycled commodities at our recycling centers, excluding glass and organics, for the three and six months ended June 30, 2026 was $136 and $128 per ton, respectively, compared to $149 and $152 per ton for the same periods in 2025, respectively.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
•Environmental solutions decreased revenue by 0.2% and 0.7% during the three and six months ended June 30, 2026, respectively, due to a decline in event-based volumes relative to the same periods in 2025.
•Acquisitions, net of divestitures, increased revenue by 1.1% during the three and six months ended June 30, 2026, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three and six months ended June 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Labor and related benefits	$864	19.5%	$844	19.9%	$1,695	19.8%	$1,662	20.2%
Transfer and disposal costs	285	6.4	279	6.6	542	6.3	533	6.5
Maintenance and repairs	381	8.6	379	9.0	742	8.7	738	8.9
Transportation and subcontract costs	333	7.5	302	7.1	626	7.3	594	7.2
Fuel	171	3.9	116	2.7	295	3.5	230	2.8
Disposal fees and taxes	95	2.2	96	2.3	179	2.1	179	2.2
Landfill operating costs	107	2.4	104	2.5	199	2.3	193	2.3
Risk management	102	2.3	109	2.6	206	2.4	213	2.6
Other	225	5.1	220	5.2	445	5.3	421	5.1
Total cost of operations	$2,563	57.9%	$2,449	57.9%	$4,929	57.7%	$4,763	57.8%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three and six months ended June 30, 2026 and 2025 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases as well as acquisition related growth, partially offset by lower collection volumes.
•Transfer and disposal costs increased in aggregate dollars primarily due to activity from acquisitions.
During both the three and six months ended June 30, 2026 and 2025 , approximately 67%, of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Transportation and subcontract costs increased primarily due to an increase in transportation rates and fuel surcharges. Transportation surcharges increased due to an increase in fuel prices during the period.
•Our fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three and six months ended June 30, 2026 was $5.35 and $4.73, respectively, compared to $3.56 and $3.59 for the same periods in 2025, respectively.
•For the six months ended June 30, 2026, other costs of operations increased due to increased occupancy and facility related expenses as well as a favorable non-recurring insurance recovery recognized during 2025 that did not repeat in 2026.
Depreciation, Depletion and Amortization of Property and Equipment
The following table summarizes depreciation, depletion and amortization of property and equipment for the three and six months ended June 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Depreciation and amortization of property and equipment	$282	6.4%	$265	6.3%	$561	6.6%	$525	6.4%
Landfill depletion and amortization	146	3.3	150	3.5	269	3.1	279	3.4
Depreciation, depletion and amortization expense	$428	9.7%	$415	9.8%	$830	9.7%	$804	9.8%
Depreciation and amortization of property and equipment increased for the three and six months ended June 30, 2026, largely due to asset additions at one of of our Polymer Centers and amortization associated with internally developed software. Depreciation and amortization of property and equipment also increased due to the addition of assets through acquisitions.
Landfill depletion and amortization expense decreased for the three months ended June 30, 2026 primarily due to decreased volumes, partially offset by a higher overall depletion rate. For the six months ended June 30, 2026, landfill depletion and amortization expense decreased primarily due to recognition of certain favorable amortization adjustments related to our asset retirement obligations compared to unfavorable amortization adjustments in the same period in 2025.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships. Expenses for amortization of other intangible assets were $23 million and $46 million, or 0.5% of revenue, for the three and six months ended June 30, 2026, respectively, compared to $22 million and $43 million, or 0.5% of revenue, for the same periods in 2025, respectively. Amortization expense increased due to assets added through acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $37 million and $73 million, or 0.8% of revenue, for the three and six months ended June 30, 2026, respectively, compared to $26 million and $50 million, or 0.6% of revenue, for the same periods in 2025, respectively.
Accretion Expense
Accretion expense was $30 million and $60 million, or 0.7% of revenue, for the three and six months ended June 30, 2026, respectively, compared to $28 million and $57 million, or 0.7% of revenue, for the same periods in 2025, respectively.
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
The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Salaries and related benefits	$292	6.6%	$280	6.6%	$593	7.0%	$573	6.9%
Provision for doubtful accounts	15	0.3	8	0.2	27	0.3	18	0.2
Other	137	3.1	137	3.2	250	2.9	261	3.2
Total selling, general and administrative expenses	$444	10.0%	$425	10.0%	$870	10.2%	$852	10.3%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.
The most significant items affecting our selling, general and administrative expenses during the three and six months ended June 30, 2026 and 2025 are summarized below:
•Salaries and related benefits increased primarily due to higher wages and benefits resulting from annual merit increases as well as acquisition-related growth.
•Other selling, general and administrative expenses decreased during the six months ended June 30, 2026 primarily due to a favorable legal settlement, partially offset by professional services recognized during the period.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three and six months ended June 30, 2026 and 2025, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Gain) Loss on Business Divestitures and Impairments, Net
For additional information on gain on business divestitures and impairments, net incurred during the three and six months ended June 30, 2026 and 2025, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and six months ended June 30, 2026 and 2025 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on debt	$134	$128	$265	$252
Non-cash interest	19	19	40	37
Less: capitalized interest	(2)	(2)	(3)	(4)
Total interest expense	$151	$145	$302	$285
Total interest expense for the three and six months ended June 30, 2026 increased primarily due to a higher overall debt balance and higher interest rates on our debt compared to the same periods in 2025.
For the six months ended June 30, 2026 and 2025, cash paid for interest was $260 million and $243 million, respectively.
As of June 30, 2026, we had $1.8 billion of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $18 million.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2026 was 19.0% and 19.4%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and six months ended June 30, 2025 was 23.6% and 24.6%, respectively.
Our effective tax rate for the three and six months ended June 30, 2026 reflects net benefits of $41 million and $78 million, respectively, from investments in renewable energy assets, and benefits of $10 million and $13 million, respectively, from investments in renewable natural gas projects and electric vehicle infrastructure.
Our effective tax rate for the three and six months ended June 30, 2025 reflects net benefits of $7 million and $9 million, respectively, from investments in renewable natural gas projects and commercial electric vehicles.
For the six months ended June 30, 2026 and 2025, net cash paid for income taxes was $79 million and $150 million, respectively.
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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Cost of operations and selling, general and administrative are significant segment expenses used in the evaluation. Summarized financial information regarding our reportable segments for the three and six months ended June 30, 2026 and 2025 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 11, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended June 30, 2026
Gross revenue	$2,325	$2,180	$4,505	$463	$108	$5,076
Intercompany revenue	(337)	(290)	(627)	(13)	(6)	(646)
Revenue allocations	49	45	94	8	(102)	—
Net revenue	2,037	1,935	3,972	458	—	4,430
Cost of operations	1,131	1,132	2,263	300	—	2,563
Selling, general and administrative	199	180	379	65	—	444
Adjusted EBITDA	$707	$623	$1,330	$93	$—	$1,423
Capital expenditures	$189	$137	$326	$25	$38	$389
Total assets	$15,154	$11,764	$26,918	$5,320	$2,921	$35,159

Three Months Ended June 30, 2025
Gross revenue	$2,180	$2,138	$4,318	$466	$98	$4,882
Intercompany revenue	(329)	(284)	(613)	(12)	(22)	(647)
Revenue allocations	35	33	68	8	(76)	—
Net revenue	1,886	1,887	3,773	462	—	4,235
Cost of operations	1,081	1,083	2,164	285	—	2,449
Selling, general and administrative	185	176	361	64	—	425
Adjusted EBITDA	$620	$628	$1,248	$113	$—	$1,361
Capital expenditures	$231	$169	$400	$40	$(33)	$407
Total assets	$14,108	$11,429	$25,537	$5,130	$2,730	$33,397

(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Six Months Ended June 30, 2026
Gross revenue	$4,527	$4,175	$8,702	$871	$203	$9,776
Intercompany revenue	(656)	(543)	(1,199)	(22)	(11)	(1,232)
Revenue allocations	94	84	178	14	(192)	—
Net revenue	3,965	3,716	7,681	863	—	8,544
Cost of operations	2,199	2,165	4,364	565	—	4,929
Selling, general and administrative	391	352	743	127	—	870
Adjusted EBITDA	$1,375	$1,199	$2,574	$171	$—	$2,745
Capital expenditures	$450	$298	$748	$56	$64	$868
Total assets	$15,154	$11,764	$26,918	$5,320	$2,921	$35,159

Six Months Ended June 30, 2025
Gross revenue	$4,243	$4,114	$8,357	$920	$196	$9,473
Intercompany revenue	(632)	(533)	(1,165)	(25)	(39)	(1,229)
Revenue allocations	72	69	141	16	(157)	—
Net revenue	3,683	3,650	7,333	911	—	8,244
Cost of operations	2,093	2,099	4,192	571	—	4,763
Selling, general and administrative	372	346	718	134	—	852
Adjusted EBITDA	$1,218	$1,205	$2,423	$206	$—	$2,629
Capital expenditures	$409	$284	$693	$77	$96	$866
Total assets	$14,108	$11,429	$25,537	$5,130	$2,730	$33,397
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three and six months ended June 30, 2026 and 2025 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $620 million and $1,218 million for the three and six months ended June 30, 2025, respectively, to $707 million and $1,375 million for the three and six months ended June 30, 2026, respectively.
The most significant items impacting Adjusted EBITDA in Group 1 during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 include:
•Net revenue for the three and six months ended June 30, 2026 increased 8.0% and 7.7%, respectively, due to an increase in average yield in all lines of business. Net revenue also increased due to higher solid waste volumes in our landfill line of business, as well as an increase in our small-container collection line of business. The increases were partially offset by decreased volume in our residential and large-container collection lines of business. Construction and demolition and special waste volumes also decreased in our landfill lines of business.
•Cost of operations increased primarily due to an increase in labor and fuel costs.
Group 2
Adjusted EBITDA in Group 2 decreased from $628 million and $1,205 million for the three and six months ended June 30, 2025, respectively, to $623 million and $1,199 million for the three and six months ended June 30, 2026, respectively.
The most significant items impacting Adjusted EBITDA in Group 2 during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 include:
•Net revenue for the three and six months ended June 30, 2026 increased 2.5% and 1.8%, respectively, due to an increase in average yield in all lines of business and increased special waste volume in our landfill line of business. These increases were partially offset by decreased volumes in our collection lines of business. Construction and demolition volume also decreased in our landfill line of business primarily related to non-recurring Hurricane Helene recovery efforts in 2025.
•Cost of operations increased primarily due to an increase in fuel, subcontract and labor costs.
Group 3
Adjusted EBITDA in Group 3 decreased from $113 million and $206 million for the three and six months ended June 30, 2025, respectively, to $93 million and $171 million for the three and six months ended June 30, 2026, respectively.
The most significant items impacting Adjusted EBITDA in Group 3 during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 include:
•Net revenue for the three and six months ended June 30, 2026 decreased primarily due to a decline in event-based volumes relative to the same periods in 2025.
•Cost of operations increased for the three months ended June 30, 2026 primarily due to an increase in subcontract and fuel costs relative to the same period in 2025.
•Cost of operations decreased for the six months ended June 30, 2026 primarily due to a decrease in subcontract costs.
Landfill and Environmental Matters
Available Airspace
As of June 30, 2026, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2025	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of June 30, 2026
Cubic yards (in millions):
Permitted airspace	4,872	—	51	5	(43)	—	4,885
Probable expansion airspace	155	41	—	—	—	—	196
Total cubic yards (in millions)	5,027	41	51	5	(43)	—	5,081
Number of sites:
Permitted airspace	207	—	2	(1)			208
Probable expansion airspace	12	2	—	—			14
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
As of June 30, 2026, 14 of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these 14 landfills have an estimated remaining average site life of 34 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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

Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the six months ended June 30, 2026:

	Gross Property and Equipment
	Balance as of December 31, 2025	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of June 30, 2026
Land	$1,016	$5	$(1)	$20	$—	$—	$(2)	$1,038
Landfill development costs	11,335	4	—	151	34	(17)	220	11,727
Vehicles and equipment	11,785	453	(274)	79	—	—	106	12,149
Buildings and improvements	2,578	20	(2)	37	—	—	126	2,759
Construction-in-progress - landfill	326	211	—	—	—	—	(228)	309
Construction-in-progress - other	423	127	—	1	—	—	(234)	317
Total	$27,463	$820	$(277)	$288	$34	$(17)	$(12)	$28,299

	Accumulated Depreciation, Depletion and Amortization
	Balance as of December 31, 2025	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of June 30, 2026
Landfill development costs	$(6,578)	$(277)	$—	$—	$8	$—	$(6,847)
Vehicles and equipment	(7,191)	(497)	268	1	—	6	(7,413)
Buildings and improvements	(1,055)	(66)	1	—	—	(3)	(1,123)
Total	$(14,824)	$(840)	$269	$1	$8	$3	$(15,383)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$107	$76
Restricted cash and marketable securities	285	259
Less: restricted marketable securities	(86)	(86)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$306	$249
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
The following table summarizes our restricted cash and marketable securities:

	June 30, 2026	December 31, 2025
Financing proceeds	$11	$—
Capping, closure and post-closure obligations	69	67
Insurance	205	192
Total restricted cash and marketable securities	$285	$259
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
We expect to invest at least $1.2 billion in acquisitions in 2026.
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$2,380	$2,134
Cash used in investing activities	$(1,727)	$(1,815)
Cash used in financing activities	$(595)	$(260)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund our operating activities, capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the six months ended June 30, 2026 and 2025 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, increased our cash flows from operations by $17 million during the six months ended June 30, 2026, compared to an increase of $55 million during the same period in 2025, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $147 million during the six months ended June 30, 2026 due to the timing of billings, net of collections, compared to a $51 million increase in the same period in 2025. As of June 30, 2026, our days sales outstanding were 41.7, or 31.8 days net of deferred revenue, compared to 40.4, or 29.9 days net of deferred revenue, as of June 30, 2025.
•Our prepaid expenses and other assets decreased $41 million during the six months ended June 30, 2026, compared to a $21 million decrease in the same period in 2025. The decrease in prepaid expenses and other assets during the six months ended June 30, 2026 is primarily driven by a decrease of tax receivables due to the timing of our estimated tax payments, partially offset by an increase in prepaid licensing and capitalized implementation costs for our cloud-based hosting arrangements.
•Our accounts payable increased $123 million during the six months ended June 30, 2026, compared to a $13 million decrease in the same period in 2025, primarily due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $27 million during the six months ended June 30, 2026, compared to $21 million in the same period in 2025.
•Cash paid for remediation obligations was $7 million higher during the six months ended June 30, 2026, compared to the same period in 2025.
•Our other liabilities increased $53 million during the six months ended June 30, 2026, compared to a $138 million increase in the same period in 2025, primarily due to timing of payments for income taxes payable.
In addition, cash paid for interest was $260 million and $243 million for the six months ended June 30, 2026 and 2025, respectively. Cash paid for income taxes was $79 million and $150 million for the six months ended June 30, 2026 and 2025, respectively.

Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the six months ended June 30, 2026 and 2025 are summarized below:
•Capital expenditures during the six months ended June 30, 2026 were $868 million, compared with $866 million for the same period in 2025.
•During the six months ended June 30, 2026 and 2025, we paid $865 million and $963 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures, acquisitions and investments through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the six months ended June 30, 2026 and 2025 are summarized below:
•During the six months ended June 30, 2026, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,185 million. During the six months ended June 30, 2025, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,183 million. Additionally, net payments for notes payable and long-term debt were $711 million during the six months ended June 30, 2026, compared to net payments of $1,005 million during the same period in 2025. For a more detailed discussion, see the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
•During the six months ended June 30, 2026, we repurchased 3.1 million shares of our common stock for $659 million, which included the cash paid for excise tax on share repurchases, compared to repurchases of 0.3 million shares for $59 million, which included the cash paid for excise tax on share repurchases, during the same period in 2025.
•Dividends paid were $385 million and $362 million during the six months ended June 30, 2026 and 2025, respectively.
Financial Condition
Debt Obligations
As of June 30, 2026, we had $548 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings each with initial remarketing periods of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, as of June 30, 2026, we had availability under our Credit Facility to fund the repurchase of these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of June 30, 2026, we had availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our unaudited consolidated balance sheet as of June 30, 2026.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of June 30, 2026, we had $72 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2025, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate (all as defined in the Credit Facility agreement) plus a current applicable margin of 0.805% based on our Debt Ratings. As of June 30, 2026 and December 31, 2025, C$257 million and C$204 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $182 million and $425 million outstanding under the Credit Facility as of June 30, 2026 and December 31, 2025, respectively. We had $314 million and $319 million of letters of credit outstanding under the Credit Facility as of June 30, 2026 and December 31, 2025, respectively. We also had $420 million and $1.0 billion of principal borrowings outstanding under our commercial paper program as of June 30, 2026 and December 31, 2025, respectively. As a result, availability under the Credit Facility was $2.6 billion and $1.8 billion as of June 30, 2026 and December 31, 2025, respectively.
Credit Facility Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of June 30, 2026, our total debt to EBITDA ratio was approximately 2.6 compared to the 3.75 maximum allowed. As of June 30, 2026, we were in compliance with all other covenants under our Credit Facility.
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

Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper in an aggregate principal amount not to exceed $500 million outstanding at any one time (the Commercial Paper Cap). In August 2022, the Commercial Paper Cap was increased to $1.0 billion, and in 2023, was increased to $1.5 billion. The weighted average interest rate for borrowings outstanding as of June 30, 2026 was 3.974%. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%.
We had $420 million and $1.0 billion principal value of commercial paper issued and outstanding under the program as of June 30, 2026 and December 31, 2025, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
On August 6, 2026, the Company amended its commercial paper program to increase the Commercial Paper Cap from $1.5 billion to $2.0 billion.
Senior Notes and Debentures
In March 2025, we issued $500 million of 4.750% senior notes due 2030 and $700 million of 5.150% senior notes due 2035. We used the proceeds from the March 2025 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under our credit facilities and a portion of outstanding borrowings under our commercial paper program.
In June 2026, we issued $700 million of 4.750% senior notes due 2031 and $500 million of 5.000% senior notes due 2036. We used the proceeds from the June 2026 notes issuance for general corporate purposes, including the repayment of a portion of amounts outstanding under our credit facilities and a portion of outstanding borrowings under our commercial paper program.
Our senior notes and debentures are general unsecured and unsubordinated obligations and rank equally with our other unsecured obligations.
Tax-Exempt Financings
As of both June 30, 2026 and December 31, 2025, we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2056 and 2026 to 2054, respectively.
In March 2026, the California Municipal Finance Authority issued, for our benefit, $100 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, will be used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California, of which $89 million had been incurred and reimbursed to us as of June 30, 2026. As of June 30, 2026, we had $285 million of restricted cash and marketable securities, of which $11 million represented proceeds from the issuance of the tax-exempt bonds.
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Finance Leases and Other
As of June 30, 2026 and December 31, 2025, we had finance leases and other liabilities of $443 million and $441 million, respectively, with maturities ranging from 2026 to 2063 for both periods, respectively.
As of June 30, 2026 and December 31, 2025, finance leases and other included $156 million and $148 million, respectively, related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of June 30, 2026, our credit ratings were A- by Standard & Poor's Ratings Services, A- by Fitch Ratings, Inc. and A3 by Moody’s Investors Service, Inc. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances could be adversely impacted.

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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of June 30, 2026, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
At current consumption levels, we believe a twenty-cent per gallon change in the price of diesel fuel would change our combined fuel expense and transportation surcharges by approximately $31 million per year. We expect fuel recovery fees charged to our customers to offset these changes in expense. At current participation rates, we believe a twenty-cent per gallon change in the price of diesel fuel would change our fuel recovery fees by approximately $37 million per year.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills), the cost of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are susceptible to increases in fuel surcharges from our vendors.
Our fuel costs were $295 million during the six months ended June 30, 2026, or 3.5% of revenue, compared to $230 million, or 2.8% of revenue, during the comparable period in 2025.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of June 30, 2026, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
Revenue from recycling processing and commodity sales during the six months ended June 30, 2026 and 2025 was $234 million and $222 million, respectively.

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
As of June 30, 2026, we had $1.8 billion of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $18 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (2) environmental remediation liabilities, which totaled $429 million at June 30, 2026 and which are discussed in Note 6, Landfill and Environmental Costs, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of June 30, 2026, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)(d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)(d)
April 1 - 30	233,650	$220.52	233,650	$1,312,275,970
May 1 - 31	698,727	$204.53	698,727	$1,169,363,695
June 1 - 30	796,879	$206.13	796,879	$1,005,101,258
	1,729,256		1,729,256
(a)    In October 2023, our Board of Directors approved a $3 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of June 30, 2026, there were no repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended June 30, 2026, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.
On August 6, 2026, the Company amended its commercial paper program to increase the Commercial Paper Cap from $1.5 billion to $2.0 billion. From time to time, one or more commercial paper dealers acting as a dealer under the commercial paper program and certain of their respective affiliates have provided, and may in the future provide, lending, commercial banking, investment banking and other financial advisory services to the Company and its affiliates.

The Company may issue notes under the commercial paper program using the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The notes offered under the commercial paper program have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The information contained in this Item 5 shall not constitute an offer to sell or the solicitation of an offer to buy the notes under the commercial paper program.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Form of Seventeenth Supplemental Indenture to the Indenture between Republic Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 24, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	August 6, 2026	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2026	By:	/s/ ELYSE M. CARLSEN
Elyse M. Carlsen
Vice President and Chief Accounting Officer (Principal Accounting Officer)