Form 10-Q
period 2026-09-30
REPUBLIC SERVICES, INC.
filed 2026-10-30
CIK 1060391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
 _________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 22, 2026, the registrant had outstanding 304,639,653 shares of Common Stock, par value $0.01 per share (excluding treasury shares of 9,365,675).

REPUBLIC SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92	$76
Accounts receivable, less allowance for doubtful accounts and other of $59 and $66, respectively	2,126	1,897
Prepaid expenses and other current assets	460	550
Total current assets	2,678	2,523
Restricted cash and marketable securities	279	259
Property and equipment, net	12,963	12,639
Goodwill	17,330	16,715
Other intangible assets, net	779	655
Other assets	1,483	1,575
Total assets	$35,512	$34,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,448	$1,374
Notes payable and current maturities of long-term debt	48	596
Deferred revenue	481	496
Accrued landfill and environmental costs, current portion	158	148
Accrued interest	134	109
Other accrued liabilities	1,308	1,205
Total current liabilities	3,577	3,928
Long-term debt, net of current maturities	14,007	12,985
Accrued landfill and environmental costs, net of current portion	2,652	2,608
Deferred income taxes and other long-term tax liabilities, net	2,030	1,884
Insurance reserves, net of current portion	442	436
Other long-term liabilities	564	556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 50 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 750 shares authorized; 314 and 313 issued including shares held in treasury, respectively	3	3
Additional paid-in capital	1,891	1,833
Retained earnings	12,253	11,161
Treasury stock, at cost; 9 and 5 shares, respectively	(1,876)	(1,000)
Accumulated other comprehensive loss, net of tax	(33)	(29)
Total Republic Services, Inc. stockholders’ equity	12,238	11,968
Non-controlling interests in consolidated subsidiary	2	1
Total stockholders’ equity	12,240	11,969
Total liabilities and stockholders’ equity	$35,512	$34,366
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$4,559	$4,212	$13,103	$12,456
Expenses:
Cost of operations	2,663	2,463	7,593	7,226
Depreciation, depletion and amortization	494	459	1,442	1,356
Accretion	30	29	91	85
Selling, general and administrative	447	422	1,316	1,274
Restructuring charges	4	3	10	13
Gain on business divestitures and impairments, net	—	—	(1)	—
Operating income	921	836	2,652	2,502
Interest expense	(157)	(143)	(459)	(428)
Loss from unconsolidated equity method investments	(48)	(57)	(158)	(72)
Interest income	3	2	7	6
Other income, net	—	7	31	22
Income before income taxes	719	645	2,073	2,030
Provision for income taxes	126	95	389	435
Net income	593	550	1,684	1,595
Net income attributable to non-controlling interests in consolidated subsidiary	(1)	—	(1)	—
Net income attributable to Republic Services, Inc.	$592	$550	$1,683	$1,595
Basic earnings per share attributable to Republic Services, Inc. stockholders:
Basic earnings per share	$1.93	$1.76	$5.47	$5.10
Weighted average common shares outstanding	306.3	311.7	307.6	312.6
Diluted earnings per share attributable to Republic Services, Inc. stockholders:
Diluted earnings per share	$1.93	$1.76	$5.47	$5.10
Weighted average common and common equivalent shares outstanding	306.5	312.0	307.8	312.9
Cash dividends per common share	$0.670	$0.625	$1.920	$1.785

The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$593	$550	$1,684	$1,595
Other comprehensive loss, net of tax	—	(3)	(4)	(5)
Comprehensive income	593	547	1,680	1,590
Comprehensive income attributable to non-controlling interests	(1)	—	(1)	—
Comprehensive income attributable to Republic Services, Inc.	$592	$547	$1,679	$1,590
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2025	313	$3	$1,833	$11,161	(5)	$(1,000)	$(29)	$1	$11,969
Net income	—	—	—	525	—	—	—	—	525
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Cash dividends declared	—	—	—	(192)	—	—	—	—	(192)
Issuances of common stock	1	—	5	—	—	(19)	—	—	(14)
Stock-based compensation	—	—	13	(1)	—	—	—	—	12
Purchase of common stock for treasury	—	—	—	—	(1)	(317)	—	—	(317)
Balance as of March 31, 2026	314	3	1,851	11,493	(6)	(1,336)	(31)	1	11,981
Net income	—	—	—	566	—	—	—	—	566
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Cash dividends declared	—	—	—	(191)	—	—	—	—	(191)
Issuances of common stock	—	—	7	—	—	(1)	—	—	6
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	(2)	(340)	—	—	(340)
Balance as of June 30, 2026	314	3	1,872	11,867	(8)	(1,677)	(33)	1	12,033
Net income	—	—	—	592	—	—	—	1	593
Cash dividends declared	—	—	—	(205)	—	—	—	—	(205)
Issuances of common stock	—	—	5	—	—	—	—	—	5
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	(1)	(199)	—	—	(199)
Balance as of September 30, 2026	314	$3	$1,891	$12,253	(9)	$(1,876)	$(33)	$2	$12,240

	Republic Services, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests In Consolidated Subsidiary
	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2024	313	$3	$1,767	$9,774	(1)	$(113)	$(26)	$2	$11,407
Net income	—	—	—	495	—	—	—	—	495
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Cash dividends declared	—	—	—	(181)	—	—	—	—	(181)
Issuances of common stock	—	—	3	—	—	(22)	—	—	(19)
Stock-based compensation	—	—	14	(1)	—	—	—	—	13
Purchase of common stock for treasury	—	—	—	—	—	(45)	—	—	(45)
Balance as of March 31, 2025	313	3	1,784	10,087	(1)	(180)	(31)	2	11,665
Net income	—	—	—	550	—	—	—	—	550
Other comprehensive income	—	—	—	—	—	—	3	—	3
Cash dividends declared	—	—	—	(182)	—	—	—	—	(182)
Issuances of common stock	—	—	6	—	—	(1)	—	—	5
Stock-based compensation	—	—	11	—	—	—	—	—	11
Balance as of June 30, 2025	313	3	1,801	10,455	(1)	(181)	(28)	2	12,052
Net income	—	—	—	550	—	—	—	—	550
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)
Cash dividends declared	—	—	—	(194)	—	—	—	—	(194)
Issuances of common stock	—	—	5	—	—	(1)	—	—	4
Stock-based compensation	—	—	10	(1)	—	—	—	—	9
Purchase of common stock for treasury	—	—	—	—	(2)	(545)	—	—	(545)
Distributions paid	—	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2025	313	$3	$1,816	$10,810	(3)	$(727)	$(31)	$1	$11,872
The accompanying notes are an integral part of these statements.

REPUBLIC SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30
	2026	2025
Cash provided by operating activities:
Net income	$1,684	$1,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,533	1,442
Non-cash interest expense	59	57
Deferred tax provision	119	130
Loss from unconsolidated equity method investments	158	72
Other non-cash items	78	54
Change in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(254)	(78)
Prepaid expenses and other assets	(49)	(93)
Accounts payable	176	23
Capping, closure and post-closure expenditures	(54)	(38)
Remediation expenditures	(36)	(31)
Other liabilities	105	182
Cash provided by operating activities	3,519	3,315
Cash used in investing activities:
Purchases of property and equipment	(1,363)	(1,310)
Proceeds from sales of property and equipment	9	10
Cash used in acquisitions and investments, net of cash and restricted cash acquired	(1,117)	(1,259)
Cash received from business divestitures	2	7
Other	(4)	(19)
Cash used in investing activities	(2,473)	(2,571)
Cash used in financing activities:
Proceeds from credit facilities and notes payable, net of fees	38,330	26,896
Proceeds from issuance of senior notes, net of discount and fees	1,183	1,183
Payments of credit facilities and notes payable	(39,061)	(27,639)
Issuances of common stock, net	(3)	(10)
Purchases of common stock for treasury	(856)	(599)
Cash dividends paid	(577)	(544)
Distributions paid to non-controlling interests in consolidated subsidiary	—	(1)
Contingent consideration payments	(22)	(9)
Cash used in financing activities	(1,006)	(723)
Effect of foreign exchange rate changes on cash	(1)	1
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	39	22
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	249	203
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$288	$225
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
In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements. The amendments from this ASU address a range of accounting topics and clarify or make minor improvements to the existing codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the effect this guidance may have on our consolidated financial statements.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires an entity to disclose the amount of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15,

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently assessing the effect this guidance may have on our consolidated financial statements.
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
2. BUSINESS ACQUISITIONS, INVESTMENTS AND RESTRUCTURING CHARGES
Acquisitions
We acquired various environmental services businesses during the nine months ended September 30, 2026 and 2025. The aggregate purchase price paid for these business acquisitions and the allocations of the aggregate purchase price follows:

	2026	2025
Purchase price:
Cash used in acquisitions, net of cash acquired of $3 and $7, respectively	$1,103	$977
Holdbacks	13	18
Fair value, future minimum finance lease payments	—	1
Total	$1,116	$996
Allocated as follows:
Restricted cash	$1	$—
Accounts receivable	14	28
Property and equipment	307	180
Other assets	5	20
Accounts payable	(3)	(5)
Accrued landfill and environmental costs	(10)	(13)
Deferred income tax liabilities	(4)	(16)
Other liabilities	(9)	(19)
Fair value of tangible assets acquired and liabilities assumed	301	175
Excess purchase price to be allocated	$815	$821
Excess purchase price allocated as follows:
Other intangible assets	$198	$119
Goodwill	617	702
Total allocated	$815	$821
Certain of the purchase price allocations are preliminary and based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. For the acquisitions that closed during the nine months ended September 30, 2026, we expect that a majority of the goodwill and intangible assets recognized as a result of these acquisitions will be deductible for tax purposes.
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
Investments
We invest in non-controlling equity interests in certain limited liability companies that qualify for investment tax credits under Section 48 of the Internal Revenue Code. We account for these investments under the equity method of accounting utilizing the Hypothetical Liquidation at Book Value ("HLBV") method. In exchange for our non-controlling interests, we made capital contributions of $170 million, which were recorded to other assets in our unaudited consolidated balance sheet during the nine months ended September 30, 2025. We made no capital contributions during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the carrying value of these investments was decreased by $36 million and $123 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. During the three and nine months ended September 30, 2025, the carrying value of these investments was decreased by $50 million and $55 million, respectively, as a result of our share of income and loss pursuant to the terms of the limited liability company agreements. Additionally, our tax provisions reflect benefits of approximately $41 million and $119 million for the three and nine months ended September 30, 2026, respectively, and $65 million for both the three and nine months ended September 30, 2025, due to tax credits, net of related nondeductible items, related to these investments. For further discussion of the income tax benefits, refer to Note 11, Income Taxes, in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
In 2022, we acquired a non-controlling equity interest in a joint venture with a landfill gas-to-energy developer to construct renewable natural gas projects at our landfills across the United States. Certain of these investments qualified for investment tax credits under Section 48 of the Internal Revenue Code. As of September 30, 2026 and December 31, 2025, our carrying value in the joint venture was approximately $300 million and $314 million, respectively. The investment is accounted for under the equity method of accounting.
In 2022, we acquired a non-controlling equity interest in Blue Polymers, LLC, a joint venture with Ravago, intended to help create vertical integration in the recycling market, and to further advance circularity by acquiring all olefins produced by the Company's Polymer Centers and producing custom blended pellets for food-grade and non-food-grade packaging. As of September 30, 2026 and December 31, 2025, our carrying value in the joint venture was $102 million and $101 million, respectively. This investment is an unconsolidated variable interest entity ("VIE") for which we do not have the power to direct the significant activities of the business, and it is accounted for under the equity method of accounting. Our risk of loss is materially consistent with our contributions to date.
These investments were recorded as other assets in our unaudited consolidated balance sheet as of September 30, 2026.
Restructuring Charges
During the three and nine months ended September 30, 2026, we incurred restructuring charges of $4 million and $10 million, respectively, and during the three and nine months ended September 30, 2025, we incurred restructuring charges of $3 million and $13 million, respectively. The charges in these periods related primarily to the design and implementation of our new

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

accounts receivable system. During the nine months ended September 30, 2026 and 2025, we paid $9 million and $10 million, respectively, related to these restructuring efforts.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
A summary of the activity and balances in goodwill accounts by reporting segment follows:

	Balance as of December 31, 2025	Acquisitions	Divestitures	Adjustments and Other	Balance as of September 30, 2026
Group 1	$7,573	$340	$—	$6	$7,919
Group 2	6,597	87	—	(8)	6,676
Group 3	2,545	190	—	—	2,735
Total	$16,715	$617	$—	$(2)	$17,330
Other Intangible Assets, Net
Other intangible assets, net, is primarily comprised of values assigned to customer relationships, which are amortized over periods ranging from 1 to 15 years. A summary of the activity and balances by intangible asset type follows:

	Gross Intangible Assets				Accumulated Amortization
	Balance as of December 31, 2025	Acquisitions	Adjustments and Other	Balance as of September 30, 2026	Balance as of December 31, 2025	Additions Charged to Expense	Adjustments and Other	Balance as of September 30, 2026	Other Intangible Assets, Net as of September 30, 2026
Customer relationships	$881	$104	$(3)	$982	$(289)	$(65)	$—	$(354)	$628
Other intangible assets	84	94	—	178	(21)	(4)	(2)	(27)	151
Total	$965	$198	$(3)	$1,160	$(310)	$(69)	$(2)	$(381)	$779

4. OTHER ASSETS
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 follows:

	2026	2025
Prepaid expenses	$168	$131
Parts and supplies	122	106
Other non-trade receivables	72	94
Reinsurance receivable	28	32
Income taxes receivable	21	146
Other	49	41
Total	$460	$550

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Assets
A summary of other assets as of September 30, 2026 and December 31, 2025 follows:

	2026	2025
Investments	$680	$815
Operating right-of-use lease assets	201	208
Prepaid fees and capitalized implementation costs for cloud-based hosting arrangements	189	159
Deferred compensation plan	151	143
Reinsurance receivable, net of current	83	90
Deferred contract costs and sales commissions	77	81
Derivative and hedging assets	52	32
Other	50	47
Total	$1,483	$1,575
5. OTHER LIABILITIES
Other Accrued Liabilities
A summary of other accrued liabilities as of September 30, 2026 and December 31, 2025 follows:

	2026	2025
Accrued payroll and benefits	$328	$313
Insurance reserves, current	255	251
Accrued fees and taxes	237	214
Accrued dividends	205	193
Operating right-of-use lease liabilities, current	48	48
Ceded insurance reserves, current	28	32
Accrued professional fees and legal settlement reserves	25	32
Contingent purchase price and acquisition holdbacks	19	25
Other	163	97
Total	$1,308	$1,205
Other Long-Term Liabilities
A summary of other long-term liabilities as of September 30, 2026 and December 31, 2025 follows:

	2026	2025
Operating right-of-use lease liabilities	$170	$177
Deferred compensation plan liability	133	125
Ceded insurance reserves	83	90
Derivative and hedging liabilities	64	46
Contingent purchase price and acquisition holdbacks	58	59
Withdrawal liability - multiemployer pension funds	18	20
Other	38	39
Total	$564	$556

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LANDFILL AND ENVIRONMENTAL COSTS
As of September 30, 2026, we owned or operated 208 active landfills, and we had post-closure responsibility for 125 closed landfills.
Accrued Landfill and Environmental Costs
A summary of accrued landfill and environmental costs as of September 30, 2026 and December 31, 2025 follows:

	2026	2025
Landfill final capping, closure and post-closure liabilities	$2,387	$2,313
Environmental remediation	423	443
Total accrued landfill and environmental costs	2,810	2,756
Less: current portion	(158)	(148)
Long-term portion	$2,652	$2,608
Final Capping, Closure and Post-Closure Costs
The following table summarizes the activity in our asset retirement obligation liabilities, which includes liabilities for final capping, closure and post-closure, for the nine months ended September 30, 2026 and 2025:

	2026	2025
Asset retirement obligation liabilities, beginning of year	$2,313	$2,144
Non-cash additions	48	57
Acquisitions, net of divestitures and other adjustments	6	1
Asset retirement obligation adjustments	(17)	4
Payments	(54)	(38)
Accretion expense	91	85
Asset retirement obligation liabilities, end of period	2,387	2,253
Less: current portion	(105)	(85)
Long-term portion	$2,282	$2,168
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
Environmental Remediation Liabilities
We accrue for remediation costs when they become probable and can be reasonably estimated. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is at the low end of such range. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. If we used the reasonably possible high ends of our ranges, our aggregate potential remediation liability as of September 30, 2026 would be approximately $276 million higher than the amount recorded. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity in our environmental remediation liabilities for the nine months ended September 30, 2026 and 2025:

	2026	2025
Environmental remediation liabilities, beginning of year	$443	$447
Payments	(36)	(31)
Accretion expense (non-cash interest expense)	12	13
Acquisitions, net of divestitures and other adjustments	4	21
Environmental remediation liabilities, end of period	423	450
Less: current portion	(53)	(60)
Long-term portion	$370	$390
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT
The carrying value of our credit facilities, finance leases and long-term debt as of September 30, 2026 and December 31, 2025 is listed in the following table, and is adjusted for unamortized discounts, deferred issuance costs and the unamortized portion of adjustments to fair value recorded in purchase accounting. Original issue discounts and adjustments to fair value recorded in purchase accounting are amortized to interest expense over the term of the applicable instrument using the effective interest method.

		September 30, 2026			December 31, 2025
Maturity	Interest Rate	Principal	Adjustments	Carrying Value	Principal	Adjustments	Carrying Value
Credit facilities:
Uncommitted Credit Facility	Variable	$80	$—	$80	$—	$—	$—
The Credit Facility	Variable	183	—	183	425	—	425
Commercial Paper	Variable	899	—	899	1,000	(1)	999
Senior notes:
July 2026	2.900	—	—	—	500	—	500
November 2027	3.375	650	(1)	649	650	(1)	649
May 2028	3.950	800	(3)	797	800	(5)	795
April 2029	4.875	750	(4)	746	750	(5)	745
November 2029	5.000	400	(3)	397	400	(3)	397
March 2030	2.300	600	(3)	597	600	(3)	597
July 2030	4.750	500	(5)	495	500	(5)	495
February 2031	1.450	650	(4)	646	650	(5)	645
July 2031	4.750	700	(7)	693	—	—	—
February 2032	1.750	750	(4)	746	750	(4)	746
March 2033	2.375	700	(5)	695	700	(5)	695
December 2033	5.000	650	(7)	643	650	(8)	642
April 2034	5.000	800	(8)	792	800	(9)	791
November 2034	5.200	500	(5)	495	500	(5)	495
March 2035	6.086	182	(9)	173	182	(10)	172
March 2035	5.150	700	(10)	690	700	(10)	690
July 2036	5.000	500	(9)	491	—	—	—
March 2040	6.200	400	(3)	397	400	(3)	397
May 2041	5.700	386	(4)	382	386	(5)	381
March 2050	3.050	400	(6)	394	400	(7)	393
Debentures:
September 2035	7.400	148	(25)	123	148	(26)	122
Tax-exempt:
2026 - 2056	2.500 - 4.375	1,422	(10)	1,412	1,378	(9)	1,369
Finance leases and other:
2026 - 2063	1.726 - 9.750	440	—	440	441	—	441
Total Debt		$14,190	$(135)	14,055	$13,710	$(129)	13,581
Less: current portion				(48)			(596)
Long-term portion				$14,007			$12,985

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2026, we had $80 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2025, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate (all as defined in the Credit Facility agreement) plus a current applicable margin of 0.805% based on our Debt Ratings. As of September 30, 2026 and December 31, 2025, C$260 million and C$204 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $183 million and $425 million outstanding under the Credit Facility as of September 30, 2026 and December 31, 2025, respectively. We had $315 million and $319 million of letters of credit outstanding under the Credit Facility as of September 30, 2026 and December 31, 2025, respectively. We also had $899 million and $1.0 billion of principal borrowings outstanding under our commercial paper program as of September 30, 2026 and December 31, 2025, respectively. As a result, availability under the Credit Facility was $2.1 billion and $1.8 billion as of September 30, 2026 and December 31, 2025, respectively.
Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper that stipulates a maximum principal amount that can be outstanding at any one time (the Commercial Paper Cap). In 2025, the Commercial Paper Cap was $1.5 billion. In August 2026, the Commercial Paper Cap was increased to $2.0 billion. The weighted average interest rate for borrowings outstanding as of September 30, 2026 was 4.094%. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%.
We had $899 million and $1.0 billion principal value of commercial paper issued and outstanding under the program as of September 30, 2026 and December 31, 2025, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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
Tax-Exempt Financings
As of both September 30, 2026 and December 31, 2025, we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2056 and 2026 to 2054, respectively.
In March 2026, the California Municipal Finance Authority issued, for our benefit, $100 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, were used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California.
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2026 and December 31, 2025.
Finance Leases and Other
As of September 30, 2026 and December 31, 2025, we had finance leases and other liabilities of $440 million and $441 million, respectively, with maturities ranging from 2026 to 2063 for both periods, respectively.
As of September 30, 2026 and December 31, 2025, finance leases and other included $156 million and $148 million, respectively, related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation.
8. INCOME TAXES
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2026 was 17.6% and 18.8%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2025 was 14.7% and 21.4%, respectively.
Our effective tax rate for the three months ended September 30, 2026, reflects net benefits of $41 million from investments in renewable energy assets and $11 million from investments in renewable natural gas projects and electric vehicle infrastructure. Our effective tax rate for the nine months ended September 30, 2026, reflects net benefits of $119 million from investments in renewable energy assets and $24 million from investments in renewable natural gas projects and electric vehicle infrastructure. The effective tax rate for both the three and nine months ended September 30, 2026, reflects a benefit of $11 million from the realization of additional federal and state tax benefits and adjustments to deferred taxes resulting from the completion of our 2025 tax returns.
Our effective tax rate for the three and nine months ended September 30, 2025 reflects a benefit of $65 million due to our investments in renewable energy assets, $8 million and $18 million, respectively, due to investments in renewable natural gas projects and commercial electric vehicles, and $9 million due to the realization of additional federal and state tax benefits, as well as adjustments to deferred taxes resulting from the completion of our 2024 tax returns.
For the nine months ended September 30, 2026 and 2025, net cash paid for income taxes was $122 million and $166 million, respectively.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We have deferred tax assets related to state net operating loss carryforwards with an estimated tax effect of $47 million available as of September 30, 2026. These state net operating loss carryforwards expire at various times between 2027 and 2046. We believe that it is more likely than not that the benefit from some of our state net operating loss carryforwards will not be realized due to limitations on these loss carryforwards in certain states. In recognition of this risk, as of September 30, 2026, we have provided a valuation allowance of $39 million.
We are subject to income tax in the United States and Canada, as well as multiple state jurisdictions. Our compliance with income tax rules and regulations is periodically audited by taxing authorities. These authorities may challenge the positions taken in our tax filings. Thus, to provide for certain potential tax exposures, we maintain liabilities for uncertain tax positions for our estimate of the final outcome of these examinations. Our federal statute of limitations applicable to our federal tax returns is closed through 2022. In addition, we are currently under state examination or administrative review in various jurisdictions for tax years 2013 through 2024.
We recognize interest and penalties as incurred within the provision for income taxes in the consolidated statement of income. As of September 30, 2026, we accrued a liability for penalties of $3 million and a liability for interest (including interest on penalties) of $6 million related to our uncertain tax positions.
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
Share Repurchases
In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. In October 2026, our Board of Directors approved a $5.0 billion share repurchase authorization effective January 1, 2027 and extending through December 31, 2029. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. On a quarterly basis, our Board of Directors reviews the intrinsic value of our stock and the parameters around which we repurchase our shares.
Share repurchase activity during the three and nine months ended September 30, 2026 and 2025 follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares repurchased	0.9	2.3	4.0	2.6
Amount paid	$197	$539	$848	$594
Weighted average cost per share	$215.18	$232.00	$212.84	$228.81
As of September 30, 2026 and 2025, there were no repurchased shares pending settlement. As of September 30, 2026, the remaining authorized purchase capacity under our October 2023 repurchase program was $0.8 billion.
The average price paid per share, total repurchase costs and approximate maximum dollar value of the shares that may yet be purchased under the plans or programs exclude a 1% excise tax.
Dividends
In July 2026, our Board of Directors approved a quarterly dividend of $0.670 per share. Cash dividends declared were $588 million for the nine months ended September 30, 2026. As of September 30, 2026, we recorded a quarterly dividend payable of $205 million to shareholders of record at the close of business on October 2, 2026.

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
Earnings per share for the three and nine months ended September 30, 2026 and 2025 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to Republic Services, Inc.	$591,562	$549,672	$1,682,898	$1,594,573
Weighted average common shares outstanding	306,308	311,729	307,630	312,590
Basic earnings per share	$1.93	$1.76	$5.47	$5.10
Diluted earnings per share:
Net income attributable to Republic Services, Inc.	$591,562	$549,672	$1,682,898	$1,594,573
Weighted average common shares outstanding	306,308	311,729	307,630	312,590
Effect of dilutive securities:
Unvested RSU awards	28	86	33	99
Unvested PSU awards	143	196	131	195
Weighted average common and common equivalent shares outstanding	306,479	312,011	307,794	312,884
Diluted earnings per share	$1.93	$1.76	$5.47	$5.10
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of September 30, 2026 and December 31, 2025, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	September 30, 2026
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$79	$79	$79	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	115	115	—	115	—
Derivative and hedging assets - other assets	52	52	—	52	—
Total assets	$246	$246	$79	$167	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$64	$64	$—	$64	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63	63	—	—	63
Total liabilities	$127	$127	$—	$64	$63

	December 31, 2025
		Fair Value
	Carrying Amount	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market mutual funds - restricted cash and marketable securities and other assets	$75	$75	$75	$—	$—
Bonds and fixed income - restricted cash and marketable securities and other assets	97	97	—	97	—
Derivative and hedging assets - other assets	32	32	—	32	—
Total assets	$204	$204	$75	$129	$—
Liabilities:
Derivative and hedging liabilities - other long-term liabilities	$46	$46	$—	$46	$—
Contingent consideration - other accrued liabilities and other long-term liabilities	63	63	—	—	63
Total liabilities	$109	$109	$—	$46	$63
Total Debt
As of September 30, 2026 and December 31, 2025, the carrying value of our total debt was $14.1 billion and $13.6 billion, respectively, and the fair value of our total debt was $13.4 billion and $13.5 billion, respectively. The estimated fair value of our fixed rate senior notes, debentures and certain tax-exempt financings is based on quoted market prices. The fair value of our remaining notes payable, tax-exempt financings and borrowings under our credit facilities approximates the carrying value because the interest rates are variable. The fair value estimates are based on Level 2 inputs of the fair value hierarchy as of September 30, 2026 and December 31, 2025. See Note 7, Debt, for further information related to our debt.

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
Summarized financial information concerning our reportable segments for the three months ended September 30, 2026 and 2025 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2026
Gross revenue	$2,392	$2,189	$4,581	$532	$92	$5,205
Intercompany revenue	(341)	(287)	(628)	(11)	(7)	(646)
Revenue allocations	41	36	77	8	(85)	—
Net revenue	2,092	1,938	4,030	529	—	4,559
Cost of operations	1,174	1,160	2,334	329	—	2,663
Selling, general and administrative	197	184	381	66	—	447
Other segment items	—	—	—	—	—	—
Adjusted EBITDA	$721	$594	$1,315	$134	$—	$1,449
Capital expenditures	$228	$169	$397	$45	$54	$496
Total assets	$15,224	$11,768	$26,992	$5,569	$2,951	$35,512

Three Months Ended September 30, 2025
Gross revenue	$2,190	$2,106	$4,296	$440	$91	$4,827
Intercompany revenue	(319)	(274)	(593)	(13)	(9)	(615)
Revenue allocations	39	37	76	6	(82)	—
Net revenue	1,910	1,869	3,779	433	—	4,212
Cost of operations	1,077	1,110	2,187	276	—	2,463
Selling, general and administrative	185	171	356	66	—	422
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$659	$633	$1,292	$91	$—	$1,383
Capital expenditures	$176	$176	$352	$47	$45	$444
Total assets	$14,207	$11,492	$25,699	$5,142	$2,948	$33,789
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2026 and 2025 follows:

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2026
Gross revenue	$6,920	$6,365	$13,285	$1,403	$295	$14,983
Intercompany revenue	(997)	(831)	(1,828)	(33)	(19)	(1,880)
Revenue allocations	134	120	254	22	(276)	—
Net revenue	6,057	5,654	11,711	1,392	—	13,103
Cost of operations	3,373	3,325	6,698	895	—	7,593
Selling, general and administrative	586	537	1,123	193	—	1,316
Other segment items	—	—	—	—	—	—
Adjusted EBITDA	$2,098	$1,792	$3,890	$304	$—	$4,194
Capital expenditures	$678	$467	$1,145	$101	$117	$1,363
Total assets	$15,224	$11,768	$26,992	$5,569	$2,951	$35,512

Nine Months Ended September 30, 2025
Gross revenue	$6,433	$6,220	$12,653	$1,360	$287	$14,300
Intercompany revenue	(951)	(807)	(1,758)	(38)	(48)	(1,844)
Revenue allocations	111	106	217	22	(239)	—
Net revenue	5,593	5,519	11,112	1,344	—	12,456
Cost of operations	3,170	3,209	6,379	847	—	7,226
Selling, general and administrative	558	517	1,075	199	—	1,274
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$1,876	$1,838	$3,714	$298	$—	$4,012
Capital expenditures	$581	$465	$1,046	$125	$139	$1,310
Total assets	$14,207	$11,492	$25,699	$5,142	$2,948	$33,789
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

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of the Company's single measure of segment profitability (segment Adjusted EBITDA) to income before income taxes in the Consolidated Statements of Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Group 1 Adjusted EBITDA	$721	$659	$2,098	$1,876
Group 2 Adjusted EBITDA	594	633	1,792	1,838
Group 3 Adjusted EBITDA	134	91	304	298
Total Adjusted EBITDA	1,449	1,383	4,194	4,012
Other income, net	—	(7)	(31)	(22)
Interest income	(3)	(2)	(7)	(6)
Interest expense	157	143	459	428
Depreciation, depletion and amortization	494	459	1,442	1,356
Accretion	30	29	91	85
Loss from unconsolidated equity method investment	48	57	158	72
Restructuring charges	4	3	10	13
Gain on business divestitures and impairments, net	—	—	(1)	—
Labor disruption	—	56	—	56
Income before income taxes	$719	$645	$2,073	$2,030

REPUBLIC SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. REVENUE AND CREDIT LOSSES
Our operations primarily consist of providing environmental services. The following table disaggregates our revenue by service line for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Collection:
Residential	$782	17.2%	$754	17.9%	$2,297	17.5%	$2,249	18.0%
Small-container	1,379	30.2	1,267	30.1	4,054	30.9	3,768	30.3
Large-container	859	18.9	797	18.9	2,466	18.8	2,330	18.7
Other	19	0.4	17	0.4	54	0.5	53	0.4
Total collection	3,039	66.7	2,835	67.3	8,871	67.7	8,400	67.4
Transfer	510		472		1,444		1,376
Less: intercompany	(268)		(248)		(771)		(741)
Transfer, net	242	5.3	224	5.3	673	5.1	635	5.1
Landfill	857		845		2,479		2,421
Less: intercompany	(341)		(329)		(993)		(968)
Landfill, net	516	11.3	516	12.3	1,486	11.3	1,453	11.7
Environmental solutions	544		449		1,435		1,393
Less: intercompany	(15)		(16)		(43)		(49)
Environmental solutions, net	529	11.6	433	10.3	1,392	10.6	1,344	10.8
Other:
Recycling processing and commodity sales	122	2.7	107	2.5	356	2.7	328	2.6
Other non-core	111	2.4	97	2.3	325	2.6	296	2.4
Total other	233	5.1	204	4.8	681	5.3	624	5.0
Total revenue	$4,559	100.0%	$4,212	100.0%	$13,103	100.0%	$12,456	100.0%
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
Substantially all of the deferred revenue recognized as of December 31, 2025 was recognized as revenue during the nine months ended September 30, 2026 when the service was performed.
Deferred Contract Costs
We incur certain upfront payments to acquire customer contracts which are recognized as other assets in our consolidated balance sheet, and we amortize the asset over the respective contract life. In addition, we recognize sales commissions that represent an incremental cost of the contract as other assets in our consolidated balance sheet, and we amortize the asset over the average life of the customer relationship. As of September 30, 2026 and December 31, 2025, we recognized $77 million and $81 million, respectively, of deferred contract costs and capitalized sales commissions.
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
The following table reflects the activity in our allowance for doubtful accounts for the nine months ended September 30, 2026 and 2025:

	2026	2025
Balance at beginning of year	$66	$74
Additions charged to expense	39	27
Accounts written-off	(46)	(31)
Balance at end of period	$59	$70
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
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of September 30, 2026, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents as presented in the statement of cash flows are reconciled as follows:

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$92	$76	$84	$74
Restricted cash and marketable securities	279	259	225	208
Less: restricted marketable securities	(83)	(86)	(84)	(79)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$288	$249	$225	$203
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2026	December 31, 2025
Capping, closure and post-closure obligations	$69	$67
Insurance	210	192
Total restricted cash and marketable securities	$279	$259
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
Revenue
We anticipate revenue for the year ending December 31, 2026 to be in the range of $17.425 billion to $17.475 billion.
Our financial guidance is based on current economic conditions and does not assume any significant changes in the overall economy during the remainder of 2026. It is also subject to the Disclosure Regarding Forward-Looking Statements above.
Overview
Republic is one of the largest providers of environmental services in the United States, as measured by revenue. As of September 30, 2026, we operated across the United States and Canada through 389 collection operations, 260 transfer stations, 84 recycling centers, 208 active landfills, 2 treatment, recovery and disposal facilities, 24 treatment, storage and disposal facilities (TSDF), 5 salt water disposal wells, 16 deep injection wells, 10 industrial wastewater treatment facilities and 2 polymer centers. We are engaged in 87 landfill gas-to-energy and other renewable energy projects and had post-closure responsibility for 125 closed landfills as of September 30, 2026.
Revenue for the nine months ended September 30, 2026 increased by 5.2% to $13,103 million compared to $12,456 million for the same period in 2025. This change in revenue is due to increases in average yield of 3.2%, increased fuel recovery fees of 1.3%, increased revenue from acquisitions, net of divestitures of 1.2%, an increase in environmental solutions revenue of 0.3%, an increase in recycling processing and commodity sales of 0.1%, and the impact of revenue recognized from customer contracts impacted by prior year labor disruptions of 0.1%. These increases were partially offset by a decrease in volume of 1.0%.

The following table summarizes our revenue, expenses and operating income for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue	$4,559	100.0%	$4,212	100.0%	$13,103	100.0%	$12,456	100.0%
Expenses:
Cost of operations	2,663	58.4	2,463	58.5	7,593	58.0	7,226	58.0
Depreciation, depletion and amortization of property and equipment	438	9.6	406	9.6	1,269	9.7	1,210	9.7
Amortization of other intangible assets	24	0.5	22	0.5	69	0.5	65	0.5
Amortization of other assets	32	0.7	31	0.7	104	0.8	81	0.7
Accretion	30	0.7	29	0.7	91	0.7	85	0.7
Selling, general and administrative	447	9.8	422	10.0	1,316	10.0	1,274	10.2
Restructuring charges	4	0.1	3	0.1	10	0.1	13	0.1
Gain on business divestitures and impairments, net	—	—	—	—	(1)	—	—	—
Operating income	$921	20.2%	$836	19.9%	$2,652	20.2%	$2,502	20.1%
Our pre-tax income was $719 million and $2,073 million for the three and nine months ended September 30, 2026, respectively, compared to $645 million and $2,030 million for the same periods in 2025, respectively. Our net income attributable to Republic Services, Inc. was $592 million and $1,683 million for the three and nine months ended September 30, 2026, or $1.93 and $5.47 per diluted share, respectively, compared to $550 million and $1,595 million, or $1.76 and $5.10 per diluted share, for the same periods in 2025, respectively.
During each of the three and nine months ended September 30, 2026 and 2025, we recorded a number of charges, other expenses and benefits that impacted our pre-tax income, tax expense, net income attributable to Republic Services, Inc. (net income – Republic) and diluted earnings per share as noted in the following table (in millions, except per share data). Additionally, see our Results of Operations discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other items that impacted our earnings during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$719	$127	$592	$1.93	$645	$95	$550	$1.76
Restructuring charges	4	1	3	0.01	3	1	2	0.01
Labor disruption	—	—	—	—	56	14	42	0.13
Gain on business divestitures and impairments, net	—	—	—	—	—	—	—	—
Total adjustments	4	1	3	0.01	59	15	44	0.14
As adjusted	$723	$128	$595	$1.94	$704	$110	$594	$1.90

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
				Diluted				Diluted
			Net	Earnings			Net	Earnings
	Pre-tax	Tax	Income -	per	Pre-tax	Tax	Income -	per
	Income	Impact(1)	Republic	Share	Income	Impact(1)	Republic	Share
As reported	$2,073	$390	$1,683	$5.47	$2,030	$435	$1,595	$5.10
Restructuring charges	10	2	8	0.02	13	4	9	0.03
Labor disruption	—	—	—	—	56	14	42	0.13
Gain on business divestitures and impairments, net(2)	(1)	—	(1)	—	—	—	—	—
Total adjustments	9	2	7	0.02	69	18	51	0.16
As adjusted	$2,082	$392	$1,690	$5.49	$2,099	$453	$1,646	$5.26
(1) The income tax effect related to our adjustments includes both the current and deferred income tax impact and is individually calculated based on the statutory rates applicable to each adjustment.
(2) The aggregate impact to adjusted diluted earnings per share totals to less than $0.01 for the nine months ended September 30, 2026.
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
Restructuring charges. During the three and nine months ended September 30, 2026, we incurred restructuring charges of $4 million and $10 million, respectively. During the three and nine months ended September 30, 2025, we incurred restructuring charges of $3 million and $13 million, respectively. The charges in all periods related to the design and implementation of our new accounts receivable system.
During the remainder of 2026, we expect to incur additional restructuring charges of approximately $5 million, related primarily to the continuing design and implementation of our new accounts receivable system. Substantially all of these restructuring charges will be recorded in Corporate entities and other.
Labor disruption. During the three and nine months ended September 30, 2025, we experienced labor disruptions in certain isolated markets. The impact of these labor disruptions was $56 million during both the three and nine months ended September 30, 2025, including $16 million of customer credits and $40 million of cost of operations.
Gain on business divestitures and impairments, net. During the nine months ended September 30, 2026, we recorded a net gain on business divestitures and impairments of $1 million. We did not record a gain or loss on business divestitures and impairments during the three months ended September 30, 2026. During both the three and nine months ended September 30, 2025, we did not record a gain or loss on business divestitures and impairments.
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
The following table reflects our revenue by service line for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Collection:
Residential	$782	17.2%	$754	17.9%	$2,297	17.5%	$2,249	18.0%
Small-container	1,379	30.2	1,267	30.1	4,054	30.9	3,768	30.3
Large-container	859	18.9	797	18.9	2,466	18.8	2,330	18.7
Other	19	0.4	17	0.4	54	0.5	53	0.4
Total collection	3,039	66.7	2,835	67.3	8,871	67.7	8,400	67.4
Transfer	510		472		1,444		1,376
Less: intercompany	(268)		(248)		(771)		(741)
Transfer, net	242	5.3	224	5.3	673	5.1	635	5.1
Landfill	857		845		2,479		2,421
Less: intercompany	(341)		(329)		(993)		(968)
Landfill, net	516	11.3	516	12.3	1,486	11.3	1,453	11.7
Environmental solutions	544		449		1,435		1,393
Less: intercompany	(15)		(16)		(43)		(49)
Environmental solutions, net	529	11.6	433	10.3	1,392	10.6	1,344	10.8
Other:
Recycling processing and commodity sales	122	2.7	107	2.5	356	2.7	328	2.6
Other non-core	111	2.4	97	2.3	325	2.6	296	2.4
Total other	233	5.1	204	4.8	681	5.3	624	5.0
Total revenue	$4,559	100.0%	$4,212	100.0%	$13,103	100.0%	$12,456	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average yield	2.9%	4.0%	3.2%	4.2%
Fuel recovery fees	1.8	—	1.3	(0.2)
Total price	4.7	4.0	4.5	4.0
Volume	(0.6)	(0.3)	(1.0)	(0.4)
Change in workdays	—	—	—	(0.2)
Recycling processing and commodity sales	0.3	(0.2)	0.1	—
Environmental solutions	2.1	(1.4)	0.3	(0.7)
Other(1)	0.4	(0.4)	0.1	(0.1)
Total internal growth	6.9	1.7	4.0	2.6
Acquisitions / divestitures, net	1.3	1.6	1.2	1.3
Total	8.2%	3.3%	5.2%	3.9%

Core price	5.3%	5.9%	5.4%	5.9%
(1) Other represents customer credits recognized in connection with labor disruptions for the three and nine months ended September 30, 2025, and the impact of revenue recognized from the related customer contracts during the three and nine months ended September 30, 2026.
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
The following table reflects core price, average yield and volume as a percentage of related-business revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	As a % of Related Business		As a % of Related Business
Core price	6.3%	7.2%	6.5%	7.2%
Average yield	3.5%	4.9%	3.9%	5.1%
Volume	(0.7)%	(0.4)%	(1.2)%	(0.5)%
During the three and nine months ended September 30, 2026, we experienced the following changes in our revenue as compared to the same periods in 2025:
•Average yield increased revenue by 2.9% and 3.2%, respectively, for the three and nine months ended September 30, 2026, due to positive pricing changes in all lines of business.
•Fuel recovery fees, which mitigate our exposure to changes in fuel prices, increased revenue by 1.8% and 1.3% for the three and nine months ended September 30, 2026, respectively, due to an increase in fuel prices compared to the same periods in 2025.
•Volume decreased revenue by 0.6% during the three months ended September 30, 2026, due to a decline in our residential collection line of business. Volume decreased revenue by 1.0% during the nine months ended September 30, 2026, due to a decline in our residential and large-container collection lines of business. The decline in our residential collection line of business in both periods was primarily attributable to certain municipal contract losses. The decline in revenue in our large-container collection line of business was primarily driven by a slowing in construction-related activity and certain manufacturing end markets.
Landfill volume also decreased during the three and nine months ended September 30, 2026, due to a decrease in construction and demolition volumes which was primarily related to non-recurring Hurricane Helene recovery efforts in 2025. This decrease in landfill volume was partially offset by an increase in event-based special waste landfill volumes.
•Recycling processing and commodity sales increased revenue by 0.3% during the three months ended September 30, 2026, primarily due to increased volume at our Polymer Centers and an increase in overall commodity prices. Recycling processing and commodity sales increased revenue by 0.1%, during the nine months ended September 30, 2026, primarily due to increased volume at our Polymer Centers, which was partially offset by a decrease in overall commodity prices. The average price for recycled commodities at our recycling centers, excluding glass and organics, for the three and nine months ended September 30, 2026, was $142 and $133 per ton, respectively, compared to $126 and $143 per ton for the same periods in 2025, respectively.
Changing market demand for recycled commodities causes volatility in commodity prices. At current volumes and mix of materials, we believe a $10 per ton change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
•Environmental solutions increased revenue by 2.1% and 0.3% during the three and nine months ended September 30, 2026, respectively, primarily due to an increase in emergency response activity relative to the same periods in 2025.
•Acquisitions, net of divestitures, increased revenue by 1.3% and 1.2% during the three and nine months ended September 30, 2026, respectively, reflecting the results of our continued growth strategy of acquiring environmental services companies that complement and expand our existing business platform.
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
The following table summarizes the major components of our cost of operations for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Labor and related benefits	$881	19.3%	$812	19.3%	$2,576	19.7%	$2,475	19.9%
Transfer and disposal costs	299	6.6	275	6.5	841	6.4	808	6.5
Maintenance and repairs	398	8.7	384	9.1	1,140	8.7	1,122	9.0
Transportation and subcontract costs	363	8.0	302	7.2	989	7.6	896	7.2
Fuel	180	4.0	120	2.8	475	3.6	349	2.8
Disposal fees and taxes	95	2.1	95	2.3	273	2.1	275	2.2
Landfill operating costs	111	2.4	99	2.3	310	2.4	292	2.3
Risk management	100	2.2	109	2.6	305	2.3	321	2.6
Other	236	5.1	227	5.4	684	5.2	648	5.2
Subtotal	2,663	58.4	2,423	57.5	7,593	58.0	7,186	57.7
Labor disruption	—	—	40	1.0	—	—	40	0.3
Total cost of operations	$2,663	58.4%	$2,463	58.5%	$7,593	58.0%	$7,226	58.0%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our cost of operations by component to that of other companies and of ours for prior periods.
The most significant items impacting our cost of operations during the three and nine months ended September 30, 2026 and 2025 are summarized below:
•Labor and related benefits increased in aggregate dollars due to higher hourly and salaried wages as a result of annual merit increases, increased benefits costs, as well as acquisition related growth.
•Transfer and disposal costs increased in aggregate dollars primarily due to activity from acquisitions and an increase in disposal rates.
During both the three and nine months ended September 30, 2026 and 2025, approximately 67%, of the total solid waste volume we collected was disposed at landfill sites that we owned or operated (internalization).
•Maintenance and repairs expense increased in aggregate dollars primarily due to acquisition related growth and higher costs associated with our fleet and equipment. As a percentage of revenue, maintenance and repairs expense decreased 40 basis points and 30 basis points, respectively, primarily due to revenue growth.
•Transportation and subcontract costs increased primarily due to an increase in transportation rates and fuel surcharges. Transportation surcharges increased due to an increase in fuel prices during the period.
•Our fuel costs increased due to an increase in the average diesel fuel cost per gallon. The national average diesel fuel cost per gallon for the three and nine months ended September 30, 2026 was $5.56 and $5.01, respectively, compared to $3.76 and $3.65 for the same periods in 2025, respectively.
•Risk management expenses decreased primarily due to favorable actuarial developments.
•For the nine months ended September 30, 2026, other cost of operations increased due to increased occupancy and facility related expenses as well as a favorable non-recurring insurance recovery recognized during 2025 that did not repeat in 2026.
•During the three and nine months ended September 30, 2025, we experienced labor disruptions in certain isolated markets. We incurred $40 million of cost of operations primarily as a result of an increase in labor and other cost of operations.

Depreciation, Depletion and Amortization of Property and Equipment
The following table summarizes depreciation, depletion and amortization of property and equipment for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Depreciation and amortization of property and equipment	$293	6.4%	$267	6.3%	$854	6.5%	$792	6.4%
Landfill depletion and amortization	145	3.2	139	3.3	415	3.2	418	3.3
Depreciation, depletion and amortization expense	$438	9.6%	$406	9.6%	$1,269	9.7%	$1,210	9.7%
Depreciation and amortization of property and equipment increased for the three and nine months ended September 30, 2026, largely due to asset additions at one of our Polymer Centers, purchases of vehicles and equipment, and increased amortization associated with internally developed software. Depreciation and amortization of property and equipment also increased due to the addition of assets through acquisitions.
Landfill depletion and amortization expense increased for the three months ended September 30, 2026, primarily due to a higher overall depletion rate, partially offset by decreased volumes. For the nine months ended September 30, 2026, landfill depletion and amortization expense decreased primarily due to the recognition of certain favorable amortization adjustments related to our asset retirement obligations compared to unfavorable amortization adjustments in the same period in 2025.
Amortization of Other Intangible Assets
Amortization of other intangible assets primarily relates to customer relationships. Expenses for amortization of other intangible assets were $24 million and $69 million, or 0.5% of revenue, for the three and nine months ended September 30, 2026, respectively, compared to $22 million and $65 million, or 0.5% of revenue, for the same periods in 2025, respectively. Amortization expense increased due to assets added through acquisition activity.
Amortization of Other Assets
Our other assets primarily relate to the prepayment of fees and capitalized implementation costs associated with cloud-based hosting arrangements. Expenses for amortization of other assets were $32 million and $104 million, or 0.7% and 0.8% of revenue, for the three and nine months ended September 30, 2026, respectively, compared to $31 million and $81 million, or 0.7% of revenue, for the same respective periods in 2025.
Accretion Expense
Accretion expense was $30 million and $91 million, or 0.7% of revenue, for the three and nine months ended September 30, 2026, respectively, compared to $29 million and $85 million, or 0.7% of revenue, for the same respective periods in 2025.
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
The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Salaries and related benefits	$295	6.5%	$269	6.4%	$889	6.8%	$842	6.8%
Provision for doubtful accounts	12	0.3	9	0.2	39	0.3	27	0.2
Other	140	3.0	144	3.4	388	2.9	405	3.2
Total selling, general and administrative expenses	$447	9.8%	$422	10.0%	$1,316	10.0%	$1,274	10.2%
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies. As such, you should take care when comparing our selling, general and administrative expenses by cost component to those of other companies and of ours for prior periods.

The most significant items affecting our selling, general and administrative expenses during the three and nine months ended September 30, 2026 and 2025 are summarized below:
•Salaries and related benefits increased primarily due to higher wages and benefits resulting from annual merit increases as well as acquisition-related growth.
•Other selling, general and administrative expenses decreased during the three months ended September 30, 2026 primarily due to an unfavorable legal settlement in 2025, partially offset by increased professional service costs. Other selling, general and administrative expenses decreased during the nine months ended September 30, 2026 primarily due to a favorable legal settlement in 2026, partially offset by increased professional service costs.
Restructuring Charges
For a discussion of Restructuring Charges incurred during the three and nine months ended September 30, 2026 and 2025, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Gain on Business Divestitures and Impairments, Net
For additional information on gain on business divestitures and impairments, net incurred during the three and nine months ended September 30, 2026 and 2025, see Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Expense
The following table provides the components of interest expense, including accretion of debt discounts and accretion of discounts primarily associated with environmental and risk insurance liabilities assumed in acquisitions, for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on debt	$143	$126	$407	$378
Non-cash interest	18	20	59	57
Less: capitalized interest	(4)	(3)	(7)	(7)
Total interest expense	$157	$143	$459	$428
Total interest expense for the three and nine months ended September 30, 2026 increased primarily due to a higher overall debt balance and higher interest rates on our debt compared to the same periods in 2025.
For the nine months ended September 30, 2026 and 2025, cash paid for interest was $380 million and $355 million, respectively.
As of September 30, 2026, we had $2.3 billion of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $23 million.
Income Taxes
Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2026 was 17.6% and 18.8%, respectively. Our effective tax rate, exclusive of non-controlling interests, for the three and nine months ended September 30, 2025 was 14.7% and 21.4%, respectively.
Our effective tax rate for the three months ended September 30, 2026, reflects net benefits of $41 million from investments in renewable energy assets and $11 million from investments in renewable natural gas projects and electric vehicle infrastructure. Our effective tax rate for the nine months ended September 30, 2026, reflects net benefits of $119 million from investments in renewable energy assets and $24 million from investments in renewable natural gas projects and electric vehicle infrastructure. The effective tax rate for both the three and nine months ended September 30, 2026, reflects a benefit of $11 million from the realization of additional federal and state tax benefits and adjustments to deferred taxes resulting from the completion of our 2025 tax returns.
Our effective tax rate for the three and nine months ended September 30, 2025 reflects a benefit of $65 million due to our investments in renewable energy assets, $8 million and $18 million, respectively, due to investments in renewable natural gas projects and commercial electric vehicles, and $9 million due to the realization of additional federal and state tax benefits, as well as adjustments to deferred taxes resulting from the completion of our 2024 tax returns.
For the nine months ended September 30, 2026 and 2025, net cash paid for income taxes was $122 million and $166 million, respectively.

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
Adjusted EBITDA is the single financial measure our chief operating decision maker (CODM) uses to evaluate operating segment profitability and determine resource allocations. Cost of operations and selling, general and administrative are significant segment expenses used in the evaluation. Other segment items consist of the impact from labor disruptions that we experienced in certain isolated markets during the three and nine months ended September 30, 2025. Summarized financial information regarding our reportable segments for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars) follows. For totals as well as further detail regarding our reportable segments and the adjustments used to calculate Adjusted EBITDA for each segment, see Note 11, Segment Reporting, of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Three Months Ended September 30, 2026
Gross revenue	$2,392	$2,189	$4,581	$532	$92	$5,205
Intercompany revenue	(341)	(287)	(628)	(11)	(7)	(646)
Revenue allocations	41	36	77	8	(85)	—
Net revenue	2,092	1,938	4,030	529	—	4,559
Cost of operations	1,174	1,160	2,334	329	—	2,663
Selling, general and administrative	197	184	381	66	—	447
Other segment items	—	—	—	—	—	—
Adjusted EBITDA	$721	$594	$1,315	$134	$—	$1,449
Capital expenditures	$228	$169	$397	$45	$54	$496
Total assets	$15,224	$11,768	$26,992	$5,569	$2,951	$35,512

Three Months Ended September 30, 2025
Gross revenue	$2,190	$2,106	$4,296	$440	$91	$4,827
Intercompany revenue	(319)	(274)	(593)	(13)	(9)	(615)
Revenue allocations	39	37	76	6	(82)	—
Net revenue	1,910	1,869	3,779	433	—	4,212
Cost of operations	1,077	1,110	2,187	276	—	2,463
Selling, general and administrative	185	171	356	66	—	422
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$659	$633	$1,292	$91	$—	$1,383
Capital expenditures	$176	$176	$352	$47	$45	$444
Total assets	$14,207	$11,492	$25,699	$5,142	$2,948	$33,789
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.

	Group 1	Group 2	Recycling & Waste Subtotal (1)	Group 3 (Environmental Solutions)	Corporate entities and other	Total
Nine Months Ended September 30, 2026
Gross revenue	$6,920	$6,365	$13,285	$1,403	$295	$14,983
Intercompany revenue	(997)	(831)	(1,828)	(33)	(19)	(1,880)
Revenue allocations	134	120	254	22	(276)	—
Net revenue	6,057	5,654	11,711	1,392	—	13,103
Cost of operations	3,373	3,325	6,698	895	—	7,593
Selling, general and administrative	586	537	1,123	193	—	1,316
Other segment items	—	—	—	—	—	—
Adjusted EBITDA	$2,098	$1,792	$3,890	$304	$—	$4,194
Capital expenditures	$678	$467	$1,145	$101	$117	$1,363
Total assets	$15,224	$11,768	$26,992	$5,569	$2,951	$35,512

Nine Months Ended September 30, 2025
Gross revenue	$6,433	$6,220	$12,653	$1,360	$287	$14,300
Intercompany revenue	(951)	(807)	(1,758)	(38)	(48)	(1,844)
Revenue allocations	111	106	217	22	(239)	—
Net revenue	5,593	5,519	11,112	1,344	—	12,456
Cost of operations	3,170	3,209	6,379	847	—	7,226
Selling, general and administrative	558	517	1,075	199	—	1,274
Other segment items	(11)	(45)	(56)	—	—	(56)
Adjusted EBITDA	$1,876	$1,838	$3,714	$298	$—	$4,012
Capital expenditures	$581	$465	$1,046	$125	$139	$1,310
Total assets	$14,207	$11,492	$25,699	$5,142	$2,948	$33,789
(1) The Recycling & Waste Subtotal represents the combined results of our Group 1 and Group 2 reportable segments.
Significant changes in the revenue and Adjusted EBITDA of our reportable segments comparing the three and nine months ended September 30, 2026 and 2025 are discussed below.
Group 1
Adjusted EBITDA in Group 1 increased from $659 million and $1,876 million for the three and nine months ended September 30, 2025, respectively, to $721 million and $2,098 million for the three and nine months ended September 30, 2026, respectively.
The most significant items impacting Adjusted EBITDA in Group 1 during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 include:
•Net revenue for the three and nine months ended September 30, 2026 increased 9.5% and 8.3%, respectively, due to an increase in average yield in all lines of business. Net revenue also increased due to higher solid waste and special waste volumes in our landfill lines of business, as well as an increase in our small-container and large-container collection lines of business. The increases were partially offset by decreased volume in our residential collection line of business, as well as decreased volume in our construction and demolition landfill line of business.
•Cost of operations increased primarily due to an increase in labor and fuel costs as well as transfer and disposal costs.

Group 2
Adjusted EBITDA in Group 2 decreased from $633 million and $1,838 million for the three and nine months ended September 30, 2025, respectively, to $594 million and $1,792 million for the three and nine months ended September 30, 2026, respectively.
The most significant items impacting Adjusted EBITDA in Group 2 during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 include:
•Net revenue for the three and nine months ended September 30, 2026 increased 3.7% and 2.4%, respectively, due to an increase in average yield in all lines of business and increased special waste volume in our landfill line of business. These increases were partially offset by decreased volumes in our collection lines of business. Construction and demolition volume also decreased in our landfill line of business primarily related to non-recurring Hurricane Helene recovery efforts in 2025.
•Cost of operations increased primarily due to an increase in fuel and subcontract costs as well as transfer and disposal costs.
Group 3
Adjusted EBITDA in Group 3 increased from $91 million and $298 million for the three and nine months ended September 30, 2025, respectively, to $134 million and $304 million for the three and nine months ended September 30, 2026, respectively.
The most significant items impacting Adjusted EBITDA in Group 3 during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 include:
•Net revenue for the three and nine months ended September 30, 2026 increased primarily due to an increase in emergency response activity relative to the same periods in 2025.
•Cost of operations increased for the three and nine months ended September 30, 2026 primarily due to an increase in subcontract and fuel costs.
Landfill and Environmental Matters
Available Airspace
As of September 30, 2026, we owned or operated 208 active landfills with total available disposal capacity estimated to be 5.1 billion in-place cubic yards. For these landfills, the following table reflects changes in capacity and remaining capacity, as measured in cubic yards of airspace:

	Balance as of December 31, 2025	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted / New Sites, Net of Closures	Airspace Consumed	Changes in Engineering Estimates	Balance as of September 30, 2026
Cubic yards (in millions):
Permitted airspace	4,872	—	51	25	(65)	—	4,883
Probable expansion airspace	155	41	—	(12)	—	—	184
Total cubic yards (in millions)	5,027	41	51	13	(65)	—	5,067
Number of sites:
Permitted airspace	207	—	2	(1)			208
Probable expansion airspace	12	2	—	(2)			12
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
As of September 30, 2026, 12 of our landfills met all of our criteria for including their probable expansion airspace in our total available disposal capacity. At projected annual volumes, these 12 landfills have an estimated remaining average site life of 36 years, including probable expansion airspace. The average estimated remaining life of all of our landfills is 56 years. We have other expansion opportunities that are not included in our total available airspace because they do not meet all of our criteria for treatment as probable expansion airspace.
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
Property and Equipment
The following tables reflect the activity in our property and equipment accounts for the nine months ended September 30, 2026:

	Gross Property and Equipment
	Balance as of December 31, 2025	Capital Additions	Retirements	Acquisitions, Net of Divestitures	Non-cash Additions for Asset Retirement Obligations	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2026
Land	$1,016	$5	$(1)	$23	$—	$—	$(3)	$1,040
Landfill development costs	11,335	4	—	146	48	(17)	303	11,819
Vehicles and equipment	11,785	612	(364)	93	—	—	167	12,293
Buildings and improvements	2,578	12	(2)	42	—	—	172	2,802
Construction-in-progress - landfill	326	378	—	—	—	—	(314)	390
Construction-in-progress - other	423	263	—	4	—	—	(337)	353
Total	$27,463	$1,274	$(367)	$308	$48	$(17)	$(12)	$28,697

	Accumulated Depreciation, Depletion and Amortization
	Balance as of December 31, 2025	Additions Charged to Expense	Retirements	Acquisitions, Net of Divestitures	Adjustments for Asset Retirement Obligations	Impairments, Transfers, Foreign Currency Translation and Other Adjustments	Balance as of September 30, 2026
Landfill development costs	$(6,578)	$(422)	$—	$—	$8	$—	$(6,992)
Vehicles and equipment	(7,191)	(755)	355	1	—	7	(7,583)
Buildings and improvements	(1,055)	(101)	1	—	—	(4)	(1,159)
Total	$(14,824)	$(1,278)	$356	$1	$8	$3	$(15,734)
Liquidity and Capital Resources
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents and restricted cash and marketable securities balances as of:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$92	$76
Restricted cash and marketable securities	279	259
Less: restricted marketable securities	(83)	(86)
Cash, cash equivalents, restricted cash and restricted cash equivalents	$288	$249
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
The following table summarizes our restricted cash and marketable securities:

	September 30, 2026	December 31, 2025
Capping, closure and post-closure obligations	$69	$67
Insurance	210	192
Total restricted cash and marketable securities	$279	$259

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
Summary of Cash Flow Activity
The major components of changes in cash flows are discussed in the following paragraphs. The following table summarizes our cash flow from operating activities, investing activities and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$3,519	$3,315
Cash used in investing activities	$(2,473)	$(2,571)
Cash used in financing activities	$(1,006)	$(723)
Cash Flows Provided by Operating Activities
We use cash flows from operations to fund our operating activities, capital expenditures and leases, acquisitions, dividend payments, share repurchases, interest payments and repayments of debt and other long-term obligations, and payments for asset retirement obligations and environmental liabilities.
The most significant items affecting the comparison of our cash flows provided by operating activities for the nine months ended September 30, 2026 and 2025 are summarized below.
Changes in assets and liabilities, net of effects from business acquisitions and divestitures, decreased our cash flows from operations by $112 million during the nine months ended September 30, 2026, compared to a decrease of $35 million during the same period in 2025, primarily as a result of the following:
•Our accounts receivable, exclusive of the change in allowance for doubtful accounts and customer credits, increased $254 million during the nine months ended September 30, 2026, due to an increase in revenue and the timing of related billings and collections, compared to a $78 million increase in the same period in 2025. As of September 30, 2026, our days sales outstanding were 42.4, or 32.8 days net of deferred revenue, compared to 41.0, or 30.2 days net of deferred revenue, as of September 30, 2025.
•Our prepaid expenses and other assets increased $49 million during the nine months ended September 30, 2026, compared to a $93 million increase in the same period in 2025, primarily due to exiting one of our reinsurance arrangements and a decrease in our tax receivables due to the timing of our estimated tax payments. This was partially offset by an increase in prepaid licensing and capitalized implementation costs for our cloud-based hosting arrangements.
•Our accounts payable increased $176 million during the nine months ended September 30, 2026, compared to a $23 million increase in the same period in 2025, primarily due to the timing of payments.
•Cash paid for capping, closure and post-closure obligations was $54 million during the nine months ended September 30, 2026, compared to $38 million in the same period in 2025.
•Cash paid for remediation obligations was $5 million higher during the nine months ended September 30, 2026, compared to the same period in 2025.

•Our other liabilities increased $105 million during the nine months ended September 30, 2026, compared to a $182 million increase in the same period in 2025, primarily due to exiting one of our reinsurance arrangements.
In addition, cash paid for interest was $380 million and $355 million for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for income taxes was $122 million and $166 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash Flows Used in Investing Activities
The most significant items affecting the comparison of our cash flows used in investing activities for the nine months ended September 30, 2026 and 2025 are summarized below:
•Capital expenditures during the nine months ended September 30, 2026 were $1,363 million, compared with $1,310 million for the same period in 2025.
•During the nine months ended September 30, 2026 and 2025, we paid $1,117 million and $1,259 million, respectively, for acquisitions and investments.
We intend to finance future capital expenditures, acquisitions and investments through cash on hand, restricted cash held for capital expenditures, cash flows from operations, our revolving credit facilities, and tax-exempt bonds and other financings.
Cash Flows Used in Financing Activities
The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ended September 30, 2026 and 2025 are summarized below:
•During the nine months ended September 30, 2026, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,183 million. During the nine months ended September 30, 2025, we issued $1,200 million of senior notes for cash proceeds, net of discounts and fees, of $1,183 million. Additionally, net payments for notes payable and long-term debt were $731 million during the nine months ended September 30, 2026, compared to net payments of $743 million during the same period in 2025. For a more detailed discussion, see the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
•During the nine months ended September 30, 2026, we repurchased 4.0 million shares of our common stock for $856 million, which included the cash paid for excise tax on share repurchases, compared to repurchases of 2.6 million shares for $599 million, which included the cash paid for excise tax on share repurchases, during the same period in 2025.
•Dividends paid were $577 million and $544 million during the nine months ended September 30, 2026 and 2025, respectively.
Financial Condition
Debt Obligations
As of September 30, 2026, we had $48 million of principal debt maturing within the next 12 months, which includes certain finance lease obligations. All of our tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield, with the exception of three tax-exempt financings each with initial remarketing periods of 10 years. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, as of September 30, 2026, we had availability under our Credit Facility to fund the repurchase of these bonds until they are remarketed successfully. In the event of a failed re-borrowing under our commercial paper program, as of September 30, 2026, we had availability under our Credit Facility to fund the commercial paper program until it is re-borrowed successfully. Accordingly, we have classified these tax-exempt financings and commercial paper program borrowings as long-term in our unaudited consolidated balance sheet as of September 30, 2026.
For further discussion of the components of our overall debt, see Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
Uncommitted Credit Facility
In January 2022, we entered into a $200 million unsecured uncommitted revolving credit facility (the Uncommitted Credit Facility). The Uncommitted Credit Facility bears interest at an annual percentage rate to be agreed upon by both parties. Borrowings under the Uncommitted Credit Facility can be used for working capital, letters of credit, and other general corporate purposes. The agreement governing our Uncommitted Credit Facility requires us to comply with certain covenants. The Uncommitted Credit Facility may be terminated by either party at any time. As of September 30, 2026, we had $80 million of borrowings outstanding under our Uncommitted Credit Facility. As of December 31, 2025, we had no borrowings outstanding under our Uncommitted Credit Facility.
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
Borrowings under the Credit Facility in United States dollars bear interest at a Base Rate, a daily floating SOFR or a term SOFR, plus a current applicable margin of 0.805% based on our Debt Ratings (all as defined in the Credit Facility agreement). The Canadian dollar-denominated loans bear interest based on the Canadian Prime Rate or the Canadian Dollar Offered Rate (all as defined in the Credit Facility agreement) plus a current applicable margin of 0.805% based on our Debt Ratings. As of September 30, 2026 and December 31, 2025, C$260 million and C$204 million, respectively, were outstanding against the Canadian Sublimit.
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
We had $183 million and $425 million outstanding under the Credit Facility as of September 30, 2026 and December 31, 2025, respectively. We had $315 million and $319 million of letters of credit outstanding under the Credit Facility as of September 30, 2026 and December 31, 2025, respectively. We also had $899 million and $1.0 billion of principal borrowings outstanding under our commercial paper program as of September 30, 2026 and December 31, 2025, respectively. As a result, availability under the Credit Facility was $2.1 billion and $1.8 billion as of September 30, 2026 and December 31, 2025, respectively.
Credit Facility Financial and Other Covenants
The Credit Facility requires us to comply with financial and other covenants. To the extent we are not in compliance with these covenants, we cannot pay dividends or repurchase common stock. Compliance with covenants also is a condition for any incremental borrowings under the Credit Facility, and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). Additionally, if we are not in compliance with these covenants, we could not use the availability under our Credit Facility to fund borrowings we currently make under our commercial paper program, if there is a failed reborrowing under that program. The Credit Facility provides that our total debt to EBITDA ratio may not exceed 3.75 to 1.00 as of the last day of any fiscal quarter. In the case of an "elevated ratio period", which may be elected by us if one or more acquisitions during a fiscal quarter involve aggregate consideration in excess of $200.0 million (the Trigger Quarter), the total debt to EBITDA ratio may not exceed 4.25 to 1.00 during the Trigger Quarter and for the three fiscal quarters thereafter. The Credit Facility also provides that there may not be more than two elevated ratio periods during the term of the Credit Facility agreement. As of September 30, 2026, our total debt to EBITDA ratio was approximately 2.6 compared to the 3.75 maximum allowed. As of September 30, 2026, we were in compliance with all covenants under our Credit Facility.
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

Commercial Paper Program
In May 2022, we entered into a commercial paper program for the issuance and sale of unsecured commercial paper that stipulates a maximum principal amount that can be outstanding at any one time (the Commercial Paper Cap). In 2025, the Commercial Paper Cap was $1.5 billion. In August 2026, the Commercial Paper Cap was increased to $2.0 billion. The weighted average interest rate for borrowings outstanding as of September 30, 2026 was 4.094%. The weighted average interest rate for borrowings outstanding as of December 31, 2025 was 4.044%.
We had $899 million and $1.0 billion principal value of commercial paper issued and outstanding under the program as of September 30, 2026 and December 31, 2025, respectively. In the event of a failed re-borrowing, we currently have availability under our Credit Facility to fund amounts currently borrowed under the commercial paper program until they are re-borrowed successfully. Accordingly, we have classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
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
Tax-Exempt Financings
As of both September 30, 2026 and December 31, 2025, we had $1.4 billion of tax-exempt financings outstanding with maturities ranging from 2026 to 2056 and 2026 to 2054, respectively.
In March 2026, the California Municipal Finance Authority issued, for our benefit, $100 million in principal amount of Solid Waste Disposal Revenue Bonds. The proceeds from the issuance, after deferred issuance costs, were used to fund the acquisition, construction, improvement, installation, and/or equipping of certain solid waste disposal facilities located within California.
We have $250 million of tax-exempt financings that have an initial remarketing period of 10 years. Our remaining tax-exempt financings are remarketed either quarterly or semiannually by remarketing agents to effectively maintain a variable yield. The holders of the bonds can put them back to the remarketing agents at the end of each interest period. If the remarketing agents are unable to remarket our bonds, the remarketing agents can put the bonds to us. In the event of a failed remarketing, we currently have availability under our Credit Facility to fund these bonds until they are remarketed successfully. Accordingly, we classified these borrowings as long-term in our consolidated balance sheets as of September 30, 2026 and December 31, 2025.
Finance Leases and Other
As of September 30, 2026 and December 31, 2025, we had finance leases and other liabilities of $440 million and $441 million, respectively, with maturities ranging from 2026 to 2063 for both periods, respectively.
As of September 30, 2026 and December 31, 2025, finance leases and other included $156 million and $148 million, respectively, related to construction costs for our corporate office building located in Phoenix, Arizona, which has been accounted for as a financing obligation.
Credit Ratings
Our continued access to the debt capital markets and to new financing facilities, as well as our borrowing costs, depend on multiple factors, including market conditions, our operating performance and maintaining strong credit ratings. As of September 30, 2026, our credit ratings were A- by Standard & Poor's Ratings Services, A- by Fitch Ratings, Inc. and A3 by Moody’s Investors Service, Inc. If our credit ratings were downgraded, especially any downgrade to below investment grade, our ability to access the debt markets with the same flexibility that we have experienced historically, our cost of funds and other terms for new debt issuances could be adversely impacted.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Fuel Price Risk
Fuel costs represent a significant operating expense. When economically practical, we may enter into new fuel hedges, renew contracts, or engage in other strategies to mitigate market risk. As of September 30, 2026, we had no fuel hedges in place. While we charge fuel recovery fees to a majority of our customers, we are unable to charge such fees to all customers.
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
Our fuel costs were $475 million during the nine months ended September 30, 2026, or 3.6% of revenue, compared to $349 million, or 2.8% of revenue, during the comparable period in 2025.
Commodities Price Risk
We market recovered materials such as old corrugated containers and old newsprint from our recycling centers. Changes in market supply and demand for recycled commodities causes volatility in commodity prices. In prior periods, we have entered into derivative instruments such as swaps and costless collars designated as cash flow hedges to manage our exposure to changes in prices of these commodities. As of September 30, 2026, we had no recycling commodity hedges in place.
At current volumes and mix of materials, we believe a $10 change in the price of recycled commodities would change both annual revenue and operating income by approximately $13 million.
Revenue from recycling processing and commodity sales during the nine months ended September 30, 2026 and 2025 was $356 million and $328 million, respectively.
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
As of September 30, 2026, we had $2.3 billion of principal floating rate debt. If interest rates increased or decreased by 100 basis points on our floating rate debt, annualized interest expense and net cash payments for interest would increase or decrease by approximately $23 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings and the impact on the economy. See Note 7, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding how we manage interest rate risk.
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
As used in the immediately following paragraph, the term legal proceedings refers to litigation and similar claims against us and our subsidiaries, excluding: (1) ordinary course accidents, general commercial liability and workers' compensation claims, which are covered by insurance programs, subject to customary deductibles, and which, together with self-insured employee health care costs, are discussed in Note 5, Other Liabilities, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (2) environmental remediation liabilities, which totaled $423 million at September 30, 2026 and which are discussed in Note 6, Landfill and Environmental Costs, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. As of September 30, 2026, we estimate that the probable and reasonably estimable outcomes of any such legal proceedings, as well as the aggregate potential liability using reasonably possible high ends of our ranges, are immaterial to the Company's consolidated financial statements.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)(d)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Dollar Value of Shares that May Yet Be Purchased Under the Program (c)(d)
July 1 - 31	35,333	$209.69	35,333	$997,692,356
August 1 - 31	380,284	$212.15	380,284	$917,015,485
September 1 - 30	499,740	$217.88	499,740	$808,131,573
	915,357		915,357
(a)    In October 2023, our Board of Directors approved a $3.0 billion share repurchase authorization effective January 1, 2024 and extending through December 31, 2026. In October 2026, our Board of Directors approved a $5.0 billion share repurchase authorization effective January 1, 2027 and extending through December 31, 2029. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. While the Board of Directors has approved the program, the timing of any purchases, the prices and the number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The share repurchase program may be extended, suspended or discontinued at any time. As of September 30, 2026, there were no repurchased shares pending settlement.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2026, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Republic securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Form of Commercial Paper Dealer Agreement--4(a)(2) Program, dated as of May 25, 2022, between Republic Services, Inc. and the applicable dealer party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 1, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Services, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC SERVICES, INC.

Date:	October 29, 2026	By:	/s/ BRIAN DELGHIACCIO
Brian DelGhiaccio
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2026	By:	/s/ ELYSE M. CARLSEN
Elyse M. Carlsen
Vice President and Chief Accounting Officer (Principal Accounting Officer)